Form 10-Q
period 1994-12-31
SIFCO INDUSTRIES INC
filed 1995-02-08
CIK 90168

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  December 31, 1994  Commission File Number   1-5978
                  -------------------                         --------

                   SIFCO Industries, Inc., and Subsidiaries
               -----------------------------------------------
            (Exact name of registrant as specified in its charter)


        Ohio                                               34-0553950
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

  970 East 64th Street, Cleveland, Ohio                         44103
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code    (216) 881-8600
                                                      --------------

                                     None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No
                                              ---
   Class                                       Outstanding at January 31, 1995
- ---------------                               ----------------------------------

Common Stock, $1 Par Value                              5,066,369

                                              SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              ---------------------------------------

                                                               INDEX
                                                              -------


                                                                               Page No.
                                                                              ----------
Financial Statements:

         Consolidated Condensed Balance Sheets --
           December 31, 1994, and September 30, 1994                                 2

         Consolidated Condensed Statements of Income --
           Three Months Ended
           December 31, 1994 and 1993                                                3

         Consolidated Condensed Statements of Cash Flows --
           Three Months Ended
           December 31, 1994 and 1993                                                4

         Notes to Consolidated Condensed
          Financial Statements                                                     5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                             9,10,11

         Other Information and Signatures                                            12

                                              SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              ---------------------------------------

                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                               -------------------------------------
                                                          ($000 Omitted)
                                                                                     Dec. 31                    Sept. 30
                                                                                       1994                      1994
                                                                                     -------                    -------
                                                        ASSETS
                                                        ------
Current Assets
  Cash & Cash Equivalents                                                          $    1,900                 $   2,256
  Accounts Receivable, Net                                                             11,643                    12,883
  Inventories
    Raw Materials & Supplies                                                            1,953                     1,847
    Work-in-Process & Finished Goods                                                    9,450                     8,493
                                                                                     --------                  --------
                                                                                       11,403                    10,340

Refundable Income Taxes                                                                   960                     1,039
Prepaid Expenses and Other Current Assets                                                 928                       416
                                                                                     --------                  --------
         TOTAL CURRENT ASSETS                                                          26,834                    26,934

Property, Plant & Equipment, Net                                                       21,708                    21,476
Goodwill, Net of Amortization                                                           4,183                     4,213
Funds Held by Trustee For Capital Project                                                 616                       733
Other Non-Current Assets                                                                2,269                     2,428
                                                                                     --------                  --------
                 TOTAL ASSETS                                                        $ 55,610                  $ 55,784
                                                                                     ========                  ========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        -------------------------------------

Current Liabilities
  Notes Payable                                                                      $  3,800                  $  2,400
  Current Portion of Long-Term Debt                                                     1,900                     1,900
  Accounts Payable                                                                      4,851                     6,206
  Accrued Expenses                                                                      3,910                     4,067
  Accrued Restructuring Expense                                                         2,647                     2,686
                                                                                     --------                   -------
         TOTAL CURRENT LIABILITIES                                                     17,108                    17,259

  Long-Term Debt - Less Current Portion                                                 6,750                     6,975

Deferred Federal Income Taxes and Other                                                 4,206                     4,280

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                                 ---                       ---
   Common Shares, Par Value $1 Per Share                                                5,066                     5,062
   Paid-in-Surplus                                                                      5,860                     5,849
   Retained Earnings                                                                   16,620                    16,359
                                                                                     --------                  --------
         TOTAL SHAREHOLDERS' EQUITY                                                    27,546                    27,270

                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $ 55,610                  $ 54,784
                                                                                    =========                  ========

See accompanying notes to consolidated condensed financial statements.

                                              SIFCO INDUSTRIES,INC. AND SUBSIDIARIES
                                              --------------------------------------

                                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                            -------------------------------------------
                                                          ($000 Omitted)


                                                                          Three Months Ended
                                                                              December 31
                                                                         1994             1993
                                                                         ----             ----
Net Sales of SIFCO
  Industries, Inc.                                                  $ 15,997         $ 16,415

Cost & Expenses
   Cost of Goods Sold                                                 12,627           13,235
   Selling, General &
    Administrative Expense                                             2,845            2,817
   Interest Income                                                       (30)             (14)
   Interest Expense                                                      244              155
   Other (Income) Expense, Net                                           (92)             (31)

     Total Costs & Expenses                                           15,594           16,162

   Income (Loss) Before Income Taxes                                     403              253

Provision (Benefit) for Federal, Foreign
  & State Income Taxes                                                    90               70
                                                                     -------          -------

Net Income (Loss)                                                   $    313          $   183
                                                                    ========          =======


Net Income (Loss) Per Share                                         $    .06          $   .04
                                                                    ========          =======



Average Shares Outstanding                                             5,077            5,054

Cash Dividends per Common Share                                     $    ---          $   ---


See accompanying notes to consolidated condensed financial statements.

                                              SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              ---------------------------------------
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                          ($000 Omitted)
                                                                                        Three Months Ended
                                                                                            December 31
                                                                                       1994              1993
                                                                                       ----              ----
Net cash provided by (used for)
  operating activities:
  Net income (loss)                                                                $      313         $    183
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                                           838              769
  Deferred income taxes and other                                                         (74)             (77)
                                                                                     --------        ---------

  Net cash provided by operations                                                       1,077              875

Net cash provided by (used for) changes
  in operating assets and liabilities,
  net of effect of acquisition:
  Receivables                                                                          (1,240)          (1,075)
  Inventories                                                                          (1,063)             233
  Accrued or refundable income taxes                                                       79               72
  Prepaid expenses and other current assets                                              (512)            (169)
  Accounts payable                                                                     (1,355)          (1,061)
  Accrued expenses                                                                       (157)             200
  Accrued restructuring                                                                   (39)             ---
                                                                                     --------         --------
  Net cash provided by (used for) changes
  in operating assets and liabilities                                                  (1,807)          (1,800)
                                                                                     --------         --------

  Net cash provided by operating activities                                              (730)            (925)

Net cash provided by (used for) investing activities:
  Purchase of property, plant & equipment                                              (1,149)            (463)
  (Increase) decrease in funds held by trustee for capital project                        117              145
  Other                                                                                   231              (40)
                                                                                     --------         --------

  Net cash provided by (used for) investing activities                                   (801)            (358)

Net cash provided by (used for) financing activities:
  Proceeds from additional borrowings                                                   1,400            1,400
  Repayment of borrowings                                                                (225)            (225)
  Cash dividends declared                                                                 ---              ---
                                                                                     --------         --------

  Net cash provided by (used for) financing activities                                  1,175            1,175
                                                                                     --------         --------

Increase (decrease) in cash and cash equivalents                                         (356)            (108)
Cash and cash equivalents, beginning of year                                            2,256            1,187
                                                                                     --------         --------
Cash and cash equivalents, end of period                                             $  1,900         $  1,079
                                                                                     ========         ========

See accompanying notes to consolidated condensed financial statements.

                   SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
            -----------------------------------------------------

                              DECEMBER 31, 1994
                              -----------------

NOTES
- -----

(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's classification. The Company accounts for its 15% investment in the common stock of Shanghai Chia Tai SIFCO Forge Co., Ltd., on the cost method.


(2)      Debt:
         ----

         Long-term debt as of December 31, 1994 and September 30, 1994 consisted of:

                                                             Dec. 31         Sept. 30
                                                              1994             1994
                                                            --------         --------
                                                                  ($000 Omitted)

         Variable Rate Industrial Development
         Demand Revenue Improvement
         and Refunding Bonds                                 $ 2,850          $ 2,925

         Note payable to bank, due in quarterly
           installments of $150,000, at the base rate
           plus 1/2% (adjusted quarterly)                      1,800            1,950

         Note payable to bank, due October 31, 1995,
           interest payable quarterly, at rates based
           upon LIBOR and DIBOR (adjusted quarterly)           1,000            1,000


         Note payable to seller of Selectrons, Ltd.,
           at the base rate plus 1/2% (adjusted quarterly)     3,000            3,000
                                                             -------          -------
                                                               8,650            8,875

         Less - current maturities                             1,900            1,900
                                                             -------          -------

                                                             $ 6,750          $ 6,975
                                                             =======          =======

         The Company has a $6 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1996. As of December 31, 1994, the Company had $3.8 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1995. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $3.0 million and $1.0 million during the three month period of 1994 and 1993, respectively.

         The Company also has a term loan agreement. Interest is at the base rate plus 1/2%. Repayment terms are twenty quarterly installments of $150,000, plus interest. The Company has available an additional $2,000,000 which can be drawn down prior to September 30, 1995. The repayment terms for the additional amount are interest only the first year, followed by sixteen quarterly payments of principal plus interest.

         The Industrial Development bond interest rate is reset weekly, based on prevailing tax-exempt money market rates, and is payable quarterly. Principal is payable in quarterly installments of $75,000 through May 1, 1996, becoming $100,000 quarterly thereafter, with the final balance due on May 1, 2002. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable bank letter of credit which expires on May 1, 1996.

         The revolving credit, term loan and Industrial Development bonds are secured by the Company's domestic accounts receivable, inventory and equipment.

         Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At December 31, 1994, tangible net worth was $21.7 million.

         As part of the acquisition of Selectrons, Ltd., the seller provided financing in the form of unsecured installment notes. These notes bear interest at the base rate plus 1/2%, payable and adjustable quarterly. Principal is payable in annual installments of approximately $1 million, commencing July 1, 1993.

         The $1 million note payable revolving to the bank has a variable interest rate based on a combination of both LIBOR and DIBOR (Dublin Interbank Rates) rates.

(3)      Income Taxes:
         -------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income due primarily to foreign source income. Income tax expense differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for tax purposes, principally accelerated depreciation.


(4)      Deferred Federal Income Taxes:
         ------------------------------

         The Company has deferred to future periods the income taxes relating to timing differences between financial statement pre-tax income and taxable income.

(5)      Depreciation:
         -------------

         For financial reporting purposes, the Company provides for depreciation of plant and equipment, principally by the straight-line method, at annual rates sufficient to amortize the cost over its estimated useful life. For tax purposes, the Company uses various accelerated methods and, accordingly, provides for the related deferred taxes. The principal rates of depreciation for financial reporting purposes are: buildings 2% to 5%, and machinery and equipment 5% to 33 1/3%.


(6)      Inventories:
         ------------

         The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1995 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,378,000 and $3,378,000 higher than reported at December 31, 1994 and September 30, 1994, respectively.


(7)      Postretirement Health Care Benefits:
         ------------------------------------

         The Company and its domestic subsidiaries provide certain health care benefits for non-union retired employees which are subject to the provisions of SFAS 106. The Company amended its current plan to freeze the Company's contribution to insurance premiums and exclude any active employees who retire after December 31, 1993 from eligibility for benefits. As a result of the amendments to the plan, the adoption of SFAS 106 did not have a material impact on the results of operations or financial position of the Company.


(8)      Other Income:
         -------------

         Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(9)      Acquisition of Business and Non-Competition Agreement:
         ------------------------------------------------------

         On June 17, 1992, the Company acquired certain domestic net assets and the foreign subsidiaries of Selectrons, Ltd. ("Selectrons") at an aggregate purchase cost of approximately $6 million, including the assumption of $1.7 million of debt previously owed to the shareholders. The purchase price was provided from existing cash balances, a term loan from a bank, and an unsecured term loan from the seller.

         The acquisition was accounted for as a purchase. The results of operations of the acquisition were combined with those of the Company commencing July 1, 1992. This acquisition is not material to the consolidated totals and its results of operations have been included in the accompanying statements of income since the acquisition date.

         The fair value of net assets acquired and liabilities assumed was approximately $2.6 million. The excess of purchase price over the fair value of the net assets purchases was $3.4 million, and such excess is being amortized over 40 years by the straight-line method.

         The Company is pursing legal action against the seller of Selectrons with respect to breach of contract. Any settlement will be treated as a reduction of previously recorded goodwill.

(10)     Basis of Presentation:
         ----------------------

         The accompanying financial information for the three months ended December 31, 1994 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

                   SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   ---------------------------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

              OF THE CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              --------------------------------------------------


The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                                              Three Months Ended
                                                                  December 31
                                                                 1994 and 1993
                                                             _____________________
Net Sales of SIFCO
  Industries, Inc.                                          $ (418)             ( 2%)

Cost of Sales                                                 (608)             ( 5%)

Selling, General &
  Administrative                                                28                1%

Interest Income                                                 16               N/A

Interest Expense                                                89               57%

Other Income, Net                                               61              197%

Income Before Income Taxes                                     150               59%

Provision for Federal,
  Foreign & State Income Taxes                                  20               29%

Net Income                                                     130               71%

MANAGEMENT'S DISCUSSION
- -----------------------

We are pleased to report a profit before tax of $403,000 on sales of $15,997,000 for the first quarter ended December 31, 1994. This compares to a profit before tax of $253,000 on sales of $16,415,000 for the same period in 1993.

Net earnings were $313,000, or $0.06 per share, compared to $183,000, or $0.04 per share in 1993.

Net sales for the first quarter ended December 31, 1994 declined 2% to $16.0 million from $16.4 million a year. Defense-related sales increased to $2.4 million from $2.0 million.

More importantly, new orders received increased 17% to $15.8 million from $13.6 million last year. The increase in new orders was achieved despite a decrease in defense-related orders from $1.5 million to $1.4 million in the first quarter of 1995.

Most welcome this quarter is the news that our Forge segment was able to generate an operating profit in contrast to the loss it sustained in the same period last year. Increased productivity and better cost containment contributed to improved earnings performance despite some reduction in sales volume.

Continued dedication to the restructuring is resulting in ongoing improvements throughout the operation.

The Forge Group's continued emphasis on cooperative involvement with customers throughout all levels of production is illustrated by awards received during the quarter. American Braking System awarded our Forge operation the rank of "Certified Supplier" and named them as Number One supplier in their size range. This was in recognition of the Forge having achieved 100% quality performance for the entire production year. Excellent quality performance during the quarter also earned the Forge the "Gold" award - the highest quality achievement rating bestowed on suppliers by McDonnell-Douglas.

One of the most interactive efforts our Forge operation has participated in is Allied Signal's TQS program - "Total Quality through Speed." A "TQS" team of Allied Signal personnel has been in the Forge working with SIFCO people to assist in the reduction of lead times and improved efficiencies. The cooperative effort represents an unusual commitment to the spirit of customer satisfaction and has been well received by all Forge personnel. These programs are leading examples of the "Spirit of Partnering" and emphasis on customer satisfaction which are at the core of the Forge restructuring philosophy.

Much effort has been made to offer the same interactive customer service to foreign sources with very good results. SIFCO is now the sole source of several aircraft forgings for an overseas aircraft manufacturer and, as a preferred vendor, has first right of refusal for forgings in SIFCO's size category.

As we described in the annual report, the new emphasis on customer service is pervasive throughout the company. The Specialty Products segment, and particularly the Turbine Component Repair Group, is offering customers a fairly unique assistance program in the management of parts inventories. The program assures the on-time delivery of the desired part while keeping the customer's inventory costs to a minimum. Recently, the Ireland facilities have entered into a J.I.T. (Just In Time) inventory management program with a major European customer and a service agreement with a major airline based in Asia. These programs should establish our Ireland facility as a major innovator in customer service in the industry.

We believe that the strong first quarter performance of our Forge segment demonstrates the effectiveness of restructuring efforts to date. We are also confident that our Specialty Product segment's expanded product lines will continue to provide us entry to new and larger markets. Our renewed commitment to customer satisfaction has had the added benefit of increasing our employee satisfaction. We are hopeful that our performance will also enhance our shareholder satisfaction.


FINANCIAL ANALYSIS
- ------------------

Net sales for the first quarter ended December 31, 1994 declined to $16.0 million from $16.4 million a year ago or 2%. Defense-related sales increased to $2.4 million from $2.0 million. The Company reported a net profit of $.313 million compared to $.183 million a year ago.

Net interest expense increased to $.214 million from $.141 million a year ago.

New orders received increased to $15.8 million from $13.6 million last year.

Specialty Products net sales were basically flat at $11.4 million compared to $11.3 million last year. Specialty Products income from operations before corporate and interest expense was also flat at $1.0 million this and last year.

Forging segment sales decreased to $4.8 million from $5.6 million last year. Defense-related sales were $1.9 million (40%), compared to $2.2 million (39%) last year. Forging income from operations before corporate and interest expense was $.1 million compared to a loss of $.2 million last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital was $9.7 million at December 31, 1994 and September 30, 1994. The current ratio for the same period was 1.6 and 1.6 respectively. Excluding the restructuring reserve from current liabilities for both periods, the majority of which will have no impact on working capital, the current ratio would be 1.9 and 1.9 respectively. Total debt as a percentage of tangible shareholders' equity was 57.4% at December 31, 1994 compared to 53.2% at September 30, 1994. The Company has borrowed $3.8 million against its revolving credit line and has an additional $2.0 million term loan available. The Company considers it has adequate financing to meet its needs through the coming year.


                         PROVISION FOR TAXES ON INCOME
                         -----------------------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

Part II - Other Information

Item 6.         Exhibits and Reports on Form 8-K

                (a)  The following Exhibits are included herein:

                     Exhibit 27 Financial Data Schedule

                (b) No report on Form 8-K was filed during the quarter ended December 31, 1994


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          SIFCO INDUSTRIES, INC.
                                         ---------------------------
                                             (Registrant)



Date             January 27, 1995        Jeffrey P. Gotschall
                 ----------------        ---------------------------
                                           Jeffrey P. Gotschall
                                           Chief Executive Officer





Date             January 27, 1995        Richard A. Demetter
                 ----------------        ---------------------------
                                           Richard A. Demetter
                                           Vice President _ Finance
                                           (Principal Accounting Officer)