Form 10-Q
period 1995-03-31
SIFCO INDUSTRIES INC
filed 1995-05-08
CIK 90168

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   March 31, 1995  Commission File Number     1-5978
                  -----------------                          -----------

                   SIFCO Industries, Inc., and Subsidiaries
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Ohio                                    34-0553950
- --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   No.)

    970 East 64th Street, Cleveland, Ohio                       44103
- --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code      (216) 881-8600
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

    Class                                         Outstanding at April 30, 1995
- --------------                                   -------------------------------

Common Stock, $1 Par Value                              5,066,369

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                     INDEX
                                     -----


                                                                                      Page No.
                                                                                     ----------
Financial Statements:

         Consolidated Condensed Balance Sheets --
           March 31, 1995, and September 30, 1994                                             2

         Consolidated Condensed Statements of Income --
           Three Months and Six Months Ended
           March 31, 1995 and 1994                                                            3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Six Months Ended
           March 31, 1995 and 1994                                                            4

         Notes to Consolidated Condensed
           Financial Statements                                                             5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                                      9,10,11

         Other Information and Signatures                                                    12

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                   ($000 Omitted)
                                                                            Mar 31          Sept. 30
                                                                             1995             1994
                                                                           -------          -------
                                                              ASSETS
                                                              ------
Current Assets
  Cash & Cash Equivalents                                                  $    2,208       $    2,256
  Accounts Receivable, Net                                                     12,152           12,883
  Inventories
    Raw Materials & Supplies                                                    2,366            1,847
    Work-in-Process & Finished Goods                                           11,348            8,493
                                                                             --------        ---------
                                                                               13,714           10,340

Refundable Income Taxes                                                           ---            1,039
Prepaid Expenses and Other Current Assets                                       1,171              416
                                                                             --------         --------
         TOTAL CURRENT ASSETS                                                  29,245           26,934

Property, Plant & Equipment, Net                                               22,587           21,476
Goodwill, Net of Amortization                                                   4,154            4,213
Funds Held by Trustee For Capital Project                                         616              733
Other Non-Current Assets                                                        2,206            2,428
                                                                             --------         --------
                 TOTAL ASSETS                                               $  58,808        $  55,784
                                                                            =========        =========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               -------------------------------------

Current Liabilities
  Notes Payable                                                             $   3,400        $   2,400
  Current Portion of Long-Term Debt                                             1,900            1,900
  Accounts Payable                                                              7,025            6,206
  Accrued Expenses                                                              4,971            4,067
  Accrued Restructuring Expense                                                  ----            2,686
  Accrued Income Taxes                                                            173             ----
                                                                             --------         --------
         TOTAL CURRENT LIABILITIES                                             17,469           17,259

  Long-Term Debt - Less Current Portion                                         6,525            6,975

Deferred Federal Income Taxes and Other                                         4,491            4,280

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                         ---              ---
   Common Shares, Par Value $1 Per Share                                        5,066            5,062
   Paid-in-Surplus                                                              5,861            5,849
   Retained Earnings                                                           19,396           16,359
                                                                             --------         --------
         TOTAL SHAREHOLDERS' EQUITY                                            30,323           27,270

                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $  58,808        $  55,784
                                                                            =========        =========

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                            Three Months Ended                  Six Months Ended
                                                                   March 31                          March 31
                                                            1995             1994             1995             1994
                                                            ----             ----             ----             ----
Net Sales of SIFCO
  Industries, Inc.                                        $  17,374        $  14,997        $  33,371        $  31,412

Cost & Expenses
  Cost of Goods Sold                                         13,750           12,853           26,377           26,088
  Selling, General &
    Administrative Expense                                    2,810            2,587            5,655            5,404
  Interest Income                                               (30)             (17)             (60)             (31)
  Interest Expense                                              257              166              501              321
  Other (Income) Expense, Net                                    95             (135)               3             (166)

Total Costs & Expenses                                       16,882           15,454           32,476           31,616

Operating Income (Loss)                                         492             (457)             895             (204)

Reversal of Restructuring Charge to Income                    1,512            -----            1,512            -----

Income (Loss) Before Income Taxes                             2,004             (457)           2,407             (204)

Provision (Benefit) for Federal, Foreign
  & State Income Taxes                                           79               42              169              112
                                                         ----------        ---------        ---------        ---------

Net Income (Loss)                                        $    1,925        $    (499)       $   2,238        $    (316)
                                                         ==========        =========        =========        =========


Net Income (Loss) Per Share                              $      .38        $    (.10)       $     .44        $    (.06)
                                                         ==========        =========        =========        =========



Average Shares Outstanding                                    5,081            5,070            5,078             5061

Cash Dividends per Common Share                          $    -----        $   -----        $   -----        $   -----


See accompanying notes to consolidated condensed financial statements.

                                              SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                              ---------------------------------------
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          -----------------------------------------------
                                                          ($000 Omitted)

                                                                                                Six Months Ended
                                                                                                     March 31
                                                                                              1995             1994
                                                                                              ----             ----
Net cash provided by (used for)
  operating activities:
Net income (loss)                                                                           $ 2,238          $ (316)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                                               1,693           1,537
  Deferred income taxes and other                                                               211            (101)
  Reversal of restructuring charge to income                                                 (1,512)          -----
                                                                                            -------         -------

  Subtotal                                                                                    2,630           1,120

Net cash provided by (used for) changes
  in operating assets and liabilities,
  net of effect of acquisition:
  Receivables                                                                                   731            (589)
  Inventories                                                                                (3,374)            306
  Accrued or refundable income taxes                                                          1,212           1,615
  Prepaid expenses and other current assets                                                    (755)           (251)
  Accounts payable                                                                              819          (1,205)
  Accrued expenses                                                                             (270)           (207)
  Net cash provided by (used for) changes
  in operating assets and liabilities                                                        (1,637)           (331)
                                                                                            -------         -------

  Net cash provided by operating activities                                                     993             789

Net cash provided by (used for) investing activities:
  Purchase of property, plant & equipment                                                    (2,362)         (1,187)
  (Increase) decrease in funds held by trustee for capital project                              117             240
  Other                                                                                         654             129
                                                                                            -------        --------

  Net cash provided by (used for) investing activities                                       (1,591)           (818)

Net cash provided by (used for) financing activities:
  Proceeds from additional borrowings                                                         1,000           1,100
  Repayment of borrowings                                                                      (450)           (450)
  Cash dividends declared                                                                       ---             ---
                                                                                           --------        --------

  Net cash provided by (used for) financing activities                                          550             650
                                                                                           --------        --------

Increase (decrease) in cash and cash equivalents                                                (48)            621

Cash and cash equivalents, beginning of year                                                  2,256           1,187
                                                                                           --------        --------
Cash and cash equivalents, end of period                                                   $  2,208        $  1,808
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

                                MARCH 31, 1995
                                --------------

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


(2)      Debt:
         -----
  Long-term debt as of March 31, 1995 and September 30, 1994 consisted of:

                                                                 Mar. 31          Sept. 30
                                                                   1995             1994
                                                                 --------         --------
                                                                          ($000 Omitted)
  Variable Rate Industrial Development
  Demand Revenue Improvement
  and Refunding Bonds                                           $  2,775           $  2,925

  Note payable to bank, due in quarterly
    installments of $150,000, at the base rate
    plus 1/2% (adjusted quarterly)                                 1,650              1,950

  Note payable to bank, due October 31, 1995,
    interest payable quarterly, at rates based
    upon LIBOR and DIBOR (adjusted quarterly)                      1,000              1,000

  Note payable to seller of Selectrons, Ltd.,
    at the base rate plus 1/2% (adjusted quarterly)                3,000              3,000
                                                                --------           --------
                                                                   8,425              8,875

  Less - current maturities                                        1,900              1,900
                                                                --------           --------

                                                                $  6,525           $  6,975
                                                                ========           ========

  The Company has a $6 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1996. As of March 31, 1995 the Company had $3.4 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1995. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $3.5 million and $0.1 million during the six month period of 1995 and 1994, respectively.

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

  Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993, excluding the $1.5 million reversal to income of the restructuring reserve that occurred in the second quarter of 1995. At March 31, 1995, tangible net worth exceeded the required minimum by $2.0 million.

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


(6)      Inventories:
         ------------

  The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1995 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,358,000 and $3,378,000 higher than reported at March 31, 1995 and September 30, 1994, respectively.


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


(8)      Other Income
         ------------

  Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(9)      Acquisition of Business and Non-Competition Agreement
         -----------------------------------------------------

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

(10)     Basis of Presentation:
         ----------------------

  The accompanying financial information for the six months ended March 31, 1995 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                               Three Months Ended                        Six Months Ended
                                                    March 31                                 March 31
                                                 1995 and 1994                             1995 and 1994
                                               ------------------                        ----------------
Net Sales of SIFCO
  Industries, Inc.                          $ 2,377              16%                  $ 1,959                6%

Cost of Sales                                   897               7%                      289                1%

Selling, General &
  Administrative                                223               9%                      251                5%

Interest Income                                  13              76%                       29               94%

Interest Expense                                 91              55%                      180               56%

Other Expense, Net                              230              N/A                      169               N/A

Operating Income (Loss)                         949              N/A                    1,099               N/A

Reversal of Restructuring
  Charge to Income                            1,512              N/A                    1,512               N/A

Income Before Income Taxes                    2,461              N/A                    2,611               N/A

Provision for Federal,
  Foreign & State Income Taxes                   37              88%                       57               51%

Net Income                                    2,424              N/A                    2,554               N/A

MANAGEMENT'S DISCUSSION
- -----------------------

  We are extremely pleased to report a profit before tax of $2,004,000 on sales of $17,374,000 for the second quarter ended March 31, 1995, compared to a loss before tax of $457,000 on sales of $14,997,000 for the same period a year ago.

  Operating income for the six months ended March 31, 1995 was $895,000 on sales of $33,371,000, compared to a loss before tax of $204,000 on sales of $31,412,000 for the same period in 1994.

  Net income for the second quarter was $1,925,000, or $0.38 per share, compared to a loss of $499,000, or $0.10 per share, for the same period last year. Net income for the six months was $2,238,000, or $0.44 per share, compared to a loss of $316,000, or $0.06 per share in 1994. Both the second quarter and the six-month net income include a return of $1,512,000 from an original reserve of $6,500,000 established in September of 1993 to cover costs associated with the restructuring of our Forge Group, which was substantially completed in the second quarter just ended. There was no tax penalty levied on the reserve reversal as no tax benefit was taken when the reserve was established.

  It is worth noting that we achieved an operating income of $403,000 during the first quarter of the fiscal year, and $492,000 in the second quarter, demonstrating a positive earning trend so far in fiscal 1995.

  Net sales for the second quarter increased 16% while defense-related sales increased 46% compared to last year. Net sales for the six months increased 6% and defense-related sales went up 13% over a year ago.

  New orders received increased against last year for both the second quarter and the six months. New orders for the second quarter improved 36% and 26% for the six-month period, respectively.

  Our solid sales and earnings improvements were achieved despite continued pricing competition. They are positive indicators that the diversity and quality of our products are earning them preferred status in the markets we serve. It is also being demonstrated that the extraordinary efforts of our divisions to tailor their services to the individual needs of our customers are generating customer loyalty and appreciation.

  Primary among the restructuring accomplishments of our Forge Group has been the Group's improvement in operating earnings. They have achieved profitability through these first six months of fiscal 1995 compared to losses through the same period last year. Forge sales in the second quarter also experienced a strong resurgence as the Group reached the highest net sales volume in several years, as well as a solid increase in bookings year-to-date.

  The major elements of the restructuring effort included team-oriented strategies covering all programs within the plan: a redesigned marketing philosophy which focussed on matching best capabilities to specialized market opportunities; and a streamlining of organizational functions which enhanced production efficiencies, reducing costs significantly as well as improving customer service.

  The Turbine Group is now equipped with an LPPS (low pressure plasma system) which provides the capability to apply the bond base coat prior to the application of the thermal barrier on Rolls Royce, GE and Pratt & Whitney engines.

  Approvals have also been received for 1st and 2nd blade repairs on GE's CF6 engines, up to and including the CF6-80C2.

  We are also experiencing strong interest in OEM and repair business for components of industrial turbines.

FINANCIAL ANALYSIS
- ------------------

  Net sales for the second quarter ended March 31, 1995 increased $2.4 million to $17.4 million from $15.0 million a year ago or 16%. Defense-related sales increased $.7 million to $2.2 million from $1.5 million. The Company reported a net income of $1.9 million compared to a net loss of $.5 for the same period a year ago.

  Net income for the second quarter and six months this year benefited $1.5 million from the reversal of the Restructuring Reserve that was established in September 1993 for the restructuring of the Forge Group. There was no tax benefit provided when the reserve was established and therefore no tax penalty with the reversal of the reserve.

  Income from operations before corporate and interest expense increased to $1.2 million from $.05 million a year ago.

  Net sales for the six months ended March 31, 1995 increased $2 million to $33.4 million from $31.4 million a year ago or 6%. Defense-related sales were $4.4 million compared to $3.9 million last year. The Company reported net income of $2.2 million compared to a net loss of $.3 million a year ago. Income from operations before corporate and interest expense increased $1.5 million to $2.4 million from $.9 million a year ago.

  Net interest expense for the quarter was $.2 million compared to $.1 million a year ago. Year-to-date net interest expense was $.4 million compared to $.3 million a year ago.

  New orders received increased against last year for both the second quarter and for the six months. New orders for the second quarter were $19.8 million to last year's $14.6 million and $35.6 million for the current year-to-date compared to $28.2 million last year.

  SPECIALTY PRODUCTS net sales for the quarter increased $1.4 million to $12.7 million from $11.3 million (8.5%). Defense-related sales were not significant. Specialty Products income from operations before corporate and interest expense increased $.1 million to $1.0 million from $.9 million last year.

  SPECIALTY PRODUCTS net sales for the six months increased $1.5 million to $24.1 million from $22.6 million (6.6%). Specialty Products income from operations before corporate and interest expense increased $.2 million to $2.1 million from $1.9 million.

  FORGING SEGMENT net sales for the quarter were $5.2 million compared to $4.4 million last year. Defense-related sales were $1.8 million (35%) compared to $1.1 million (25%) last year. Forging income from operations before corporate and interest expense was $.2 million compared to a loss of $.8 million a year ago.

  FORGING SEGMENT net sales for the six months were flat at $10.0 million compared to $9.9 million a year ago. Defense-related sales were $3.7 million (37%) compared to $3.3 million (33%) last year. Forging income from operations was $.3 million compared to a loss of $1.0 million last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

  Working capital increased to $11.8 million at March 31, 1995 from $9.7 million at September 30, 1994. The current ratio was 1.7 at March 31, 1995 and
1.6 at September 30, 1994. Total debt as a percentage of tangible shareholders' equity was 49.9% at March 31, 1995 compared to 53.2% at September 30, 1994. The Company has borrowed $3.4 million against its revolving credit line and has an additional $2.0 million term loan available.

  Capital expenditures in the first six months amount to $2.4 million compared to $1.2 million a year ago.

  The Company considers it has adequate financing available to meet its needs for the year.

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

Item 6.  Exhibits and Reports on Form 8-K

 (a)     The following Exhibits are included herein:

         Exhibit 27 Financial Data Schedule

 (b) No report on Form 8-K was filed during the quarter ended March 31, 1995.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            SIFCO INDUSTRIES, INC.
                            ----------------------
                                 (Registrant)



Date             May 3, 1995                    Jeffrey P. Gotschall
                 -----------            ----------------------------------
                                                Jeffrey P. Gotschall
                                             Chief Executive Officer




Date             May 3, 1995                     Richard A. Demetter
                 -----------            ----------------------------------
                                                 Richard A. Demetter
                                            Vice President - Finance
                                        (Principal Accounting Officer)