Form 10-Q
period 1995-06-30
SIFCO INDUSTRIES INC
filed 1995-08-04
CIK 90168

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1995 Commission File Number 1-5978
                  -------------                        ------

                   SIFCO Industries, Inc., and Subsidiaries
                   ----------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                      34-0553950
- -------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                No.)

 970 East 64th Street, Cleveland, Ohio                    44103
- ---------------------------------------                ------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code             (216) 881-8600
                                                               --------------

                                      None
- ---------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.
_________________________________________________________________________________
_________________________________________________________________________________

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No
                                              ---
          Class                                    Outstanding at July 28, 1995
- --------------------------                         ----------------------------
Common Stock, $1 Par Value                                  5,067,381

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                              Page No.
                                                                              --------
Financial Statements:

         Consolidated Condensed Balance Sheets --
           June 30, 1995, and September 30, 1994                                  2

         Consolidated Condensed Statements of Income --
           Three Months and Nine Months Ended
           June 30, 1995 and 1994                                                 3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Nine Months Ended
           June 30, 1995 and 1994                                                 4

         Notes to Consolidated Condensed
          Financial Statements                                                 5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                       9,10,11,12

         Other Information and Signatures                                        13

                                SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                            ($000 Omitted)
                                                                             June 30          Sept. 30
                                                                               1995             1994
                                                                             -------          -------
                                             ASSETS
                                             ------
Current Assets
  Cash & Cash Equivalents                                                    $ 2,240          $ 2,256

  Accounts Receivable, Net                                                    13,092           12,883
  Inventories
    Raw Materials & Supplies                                                   2,428            1,847
    Work-in-Process & Finished Goods                                          11,129            8,493
                                                                             -------          -------
                                                                              13,557           10,340

Refundable Income Taxes                                                          ---            1,039
Prepaid Expenses and Other Current Assets                                      1,230              416
                                                                             -------          -------
         TOTAL CURRENT ASSETS                                                 30,119           26,934

Property, Plant & Equipment, Net                                              22,500           21,476
Goodwill, Net of Amortization                                                  4,125            4,213
Funds Held by Trustee For Capital Project                                        616              733
Other Non-Current Assets                                                       2,064            2,428
                                                                             -------          -------
                 TOTAL ASSETS                                                $59,424          $55,784
                                                                             =======          =======


          LIABILITIES AND SHAREHOLDERS' EQUITY
          -------------------------------------

Current Liabilities
  Notes Payable                                                              $ 4,200          $ 2,400
  Current Portion of Long-Term Debt                                            2,275            1,900
  Accounts Payable                                                             5,765            6,206
  Accrued Expenses                                                             4,959            4,067
  Accrued Restructuring Expense                                                  ---            2,686
  Accrued Income Taxes                                                           283              ---
                                                                             -------          -------
         TOTAL CURRENT LIABILITIES                                            17,482           17,259

  Long-Term Debt - Less Current Portion                                        6,925            6,975

Deferred Federal Income Taxes and Other                                        4,453            4,280

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                         ---             ---
   Common Shares, Par Value $1 Per Share                                        5,067           5,062
   Paid-in-Surplus                                                              5,864           5,849
   Retained Earnings                                                           19,633          16,359
                                                                              -------         -------
         TOTAL SHAREHOLDERS' EQUITY                                            30,564          27,270

                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $59,424         $55,784
                                                                              =======         =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES,INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                      Three Months Ended             Nine Months Ended
                                                             June 30                      June 30
                                                      1995           1994           1995           1994
                                                    -------        -------        -------        -------
Net Sales of SIFCO
  Industries, Inc.                                  $17,721        $14,419        $51,092        $45,831

Cost & Expenses
  Cost of Goods Sold                                 14,633         11,667         41,010         37,755
  Selling, General &
    Administrative Expense                            2,636          2,545          8,291          7,949
  Interest Income                                       (37)           (23)           (97)           (54)
  Interest Expense                                      288            198            789            519
  Other (Income) Expense, Net                             1            (95)             4           (261)

Total Costs & Expenses                               17,521         14,292         49,997         45,908

Operating Income (Loss)                                 200            127          1,095            (77)

Reversal of Restructuring Charge to Income            -----          -----          1,512          -----

Income (Loss) Before Income Taxes                       200            127          2,607            (77)

Provision (Benefit) for Federal, Foreign
  & State Income Taxes                                  110            110            279            222
                                                    -------        -------        -------        -------
Net Income (Loss)                                   $    90        $    17        $ 2,328        $  (299)
                                                    =======        =======        =======        =======

Net Income (Loss) Per Share                         $   .02        $   .00        $   .46       $   (.06)
                                                    =======        =======        =======        =======
Average Shares Outstanding                            5,085          5,068          5,080           5063

Cash Dividends per Common Share                     $              $              $ -----       $  -----



See accompanying notes to consolidated condensed financial statements.

                                 SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         ($000 Omitted)
                                                                                          Nine Months Ended
                                                                                                June 30
                                                                                       1995              1994
                                                                                     -------            -------
Net cash provided by (used for)
  operating activities:
Net income (loss)                                                                    $ 2,328           $ (299)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                                        2,571            2,300
  Deferred income taxes and other                                                        173              457
  Reversal of restructuring charge to income                                          (1,512)           -----
                                                                                     -------            -------
  Subtotal                                                                             3,560              2,458

Net cash provided by (used for) changes
  in operating assets and liabilities,
  net of effect of acquisition:
  Receivables                                                                           (209)            (1,299)
  Inventories                                                                         (3,217)              (851)
  Accrued or refundable income taxes                                                   1,322              1,463
  Prepaid expenses and other current assets                                             (814)              (258)
  Accounts payable                                                                      (441)              (195)
  Accrued expenses                                                                      (282)            (1,903)
                                                                                     -------            -------
  Net cash provided by (used for) changes
  in operating assets and liabilities                                                 (3,641)            (3,043)
                                                                                     -------            -------
  Net cash provided by operating activities                                              (81)              (585)

Net cash provided by (used for) investing activities:
  Purchase of property, plant & equipment                                             (3,060)            (1,597)
  (Increase) decrease in funds held by trustee for capital project                       117                320
  Other                                                                                  883                619
                                                                                     -------            -------
  Net cash provided by (used for) investing activities                                (2,060)              (658)

Net cash provided by (used for) financing activities:
  Proceeds from additional borrowings                                                  3,800              2,000
  Repayment of borrowings                                                             (1,675)              (675)
  Cash dividends declared                                                                ---                ---
                                                                                     -------            -------
  Net cash provided by (used for) financing activities                                 2,125              1,325
                                                                                     -------            -------
Increase (decrease) in cash and cash equivalents                                         (16)                82

Cash and cash equivalents, beginning of year                                           2,256              1,187
                                                                                     -------            -------
Cash and cash equivalents, end of period                                             $ 2,240            $ 1,269
                                                                                     =======            =======

See accompanying notes to consolidated condensed financial statements.

                                 SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                 ---------------------------------------
                           NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                           -----------------------------------------------------
                                          JUNE 30, 1995
                                          -------------
NOTES
- -----

(1)    Summary of Significant Accounting Policies:

  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's classification.

(2)    Debt:

  Long-term debt as of June 30, 1995 and September 30, 1994 consisted of:

                                                           June 30                 Sept. 30
                                                             1995                    1994
                                                           -------                 -------
                                                                    ($000 Omitted)
  Variable Rate Industrial Development
  Demand Revenue Improvement
  and Refunding Bonds                                      $ 2,700                 $ 2,925

  Note payable to bank, due in quarterly
    installments of $275,000, at the base rate
    plus 1/2% (adjusted quarterly)                           3,500                   1,950

  Note payable to bank, due October 31, 1995,
    interest payable quarterly, at rates based
    upon LIBOR and DIBOR (adjusted quarterly)                1,000                   1,000

  Note payable to seller of Selectrons, Ltd.,
    at the base rate plus 1/2% (adjusted quarterly)          2,000                   3,000
                                                           -------                 -------
                                                             9,200                   8,875

  Less - current maturities                                  2,275                   1,900
                                                           -------                 -------
                                                           $ 6,925                 $ 6,975
                                                           =======                 =======

  The Company has a $6 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1996. As of June 30, 1995 the Company had $4.2 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1995. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $3.7 million and $0.5 million during the nine month period of 1995 and 1994, respectively.

  The Company also has a term loan agreement. Interest is at the base rate plus 1/2%. Repayment terms are quarterly installments of $275,000, plus interest.

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

  Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993, excluding the $1.5 million reversal to income of the restructuring reserve that occurred in the second quarter of 1995. At June 30, 1995, tangible net worth exceeded the required minimum by $2.1 million.

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


(6)      Inventories:
         ------------
  The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1995 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,393,000 and $3,378,000 higher than reported at June 30, 1995 and September 30, 1994, respectively.


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

  The Company has concluded legal action against the seller of Selectrons with respect to breach of contract. The amount of the damage award was not material.

(10)     Basis of Presentation:
         ----------------------
  The accompanying financial information for the nine months ended June 30, 1995 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                            Three Months Ended                         Nine Months Ended
                                                   June 30                                 June 30
                                               1995 and 1994                             1995 and 1994
                                            ------------------                         -----------------
Net Sales of SIFCO
  Industries, Inc.                          $ 3,302              23%                  $ 5,261              11%

Cost of Sales                                 2,966              25%                    3,255               9%

Selling, General &
  Administrative                                 91               4%                      342               4%

Interest Income                                  14              61%                       43              80%

Interest Expense                                 90              45%                      270              52%

Other Expense, Net                               96             N/A                       265             N/A

Operating Income (Loss)                          73              57%                    1,172             N/A

Reversal of Restructuring
  Charge to Income                            -----             N/A                     1,512             N/A

Income Before Income Taxes                       73              57%                    2,684             N/A

Provision for Federal,
  Foreign & State Income Taxes                  -0-               0%                       57             26%

Net Income                                  $    73             429%                  $ 2,627             N/A

MANAGEMENT'S DISCUSSION
- -----------------------
We are pleased to report a profit before tax of $200,000 on sales of $17,721,000 for the third quarter ended June 30, 1995. This compares to a profit before tax of $127,000 on sales of $14,419,000 a year ago and represents our fifth consecutive quarterly profit.

Profit before tax for the nine months ended June 30, 1995 was $2,607,000 on sales of $51,092,000, compared to a loss of $77,000 on sales of $45,831,000 last year. The nine months earnings figures for 1995 include a benefit of $1,512,000, recorded in the second quarter, from our original reserve of $6,500,000, established in September of 1993 to cover costs associated with the restructuring of the Company's Forge Group.

Net income for the third quarter was $90,000 or $.02 per share, compared to income of $ 17,000 or $.00 per share for the same period last year. Net income for the nine months including the reserve reversal was $2,328,000 or $.46 per share, compared to a loss of $77,000, or $.06 per share in 1994.

Trends so far this fiscal year remain positive in sales and earnings categories.

For example, our Forge segment sales during the quarter were up 47% to $6,400,000, compared to the same period last year, and in June they achieved the highest one month sales total since December of 1982. Forge sales for the nine month period were up 15% to $16,400,000, and their operating profit before corporate and interest expense was approximately $500,000, compared to a loss of $900,000 a year ago.

Our Specialty Products segment achieved a 13% improvement in sales for the quarter to $ 11,800,000, compared to 1994, and a 9% sales increase to $35,900,000 for the nine months.

The segment's operating profit before corporate and interest expense increased to $2,600,000 year-to-date from $2,300,000 a year ago.

The Forge segment has completed an agreement with the Wyman-Gordon Company of North Grafton, Massachusetts. As a result our forging operations will work with Wyman-Gordon in both technical and marketing areas to serve the aerospace industry.

Wyman-Gordon is closing its Worcester, Massachusetts hammer forging operation and the majority of that location's production has been transferred to other Wyman-Gordon facilities in Massachusetts and Texas. Wyman-Gordon's customers will be offered continued production of product not transferred to the other locations at our Cleveland, Ohio forging operations. This strategic alliance strengthens our position in the aerospace forging market. We are extremely pleased to join forces with a company that is considered the technological leader in the industry. We look forward to a close working relationship with Wyman-Gordon as their selected successor to supply the future needs of our mutual customers.

During the quarter we experienced a high demand from our customers for products with relatively low margins. This created an unfavorable product mix and contributed substantially to the disparity we experienced in sales versus earnings performance. Consequently, as we continue to generate additional business, we remain dedicated to our long-term product development strategy -- a strategy which focuses our technical expertise to serve not only the present demands of our customers worldwide, but also prepares products and services in anticipation of their future needs -- a strategy that we are confident is well designed to enhance our future profitability.

FINANCIAL ANALYSIS
- ------------------
  Net sales for the third quarter ended June 30, 1995 increased $3.3 million to $17.7 million from $14.4 million a year ago or 16%. Defense-related sales were $1.9 million compared to $1.5 a year ago. The Company reported net income of $.09 million compared to $.017 million a year ago. Income from operations before corporate and interest expense increased to $.8 million from $.6 million last year.

  Net sales for the nine months ended June 30, 1995 increased $5.3 million to $51.1 million from $45.8 million a year ago. Defense-related sales were $6.4 million compared to $5.6 million a year ago. The Company reported a net income of $2.3 million compared to a loss of $.3 million a year ago. Net income for the nine months benefited $1.5 million from the reversal, in the second quarter, of the reserve that was established in September 1993 for the restructuring of the Forge Group. Income from operations before corporate and interest expense increased to $3.1 million from $1.4 million last year.

  Net interest expense for the third quarter was $.3 million compared to $.2 million a year ago. Year-to-date net interest expense was $.7 million compared to $.5 million a year ago.

  New orders received for the third quarter were $18.5 million down from $20.4 million a year ago. Included in the third quarter last year was $7 million of orders relating to a helicopter retrofit program. Year-to-date, new ordered received were $54.1 million compared to $48.6 million a year ago.

  SPECIALTY PRODUCTS net sales for the third quarter increased $1.4 million to $11.8 million from $10.4 million a year ago. Specialty Products income from operations before corporate and interest expense increased to $.6 million from $.4 million a year ago.

  SPECIALTY PRODUCTS net sales for the nine months increased $2.9 million to $35.9 million from $33.0 million a year ago. Specialty Products income from operations before corporate and interest expense increased to $2.6 million from $2.3 million a year ago.

  FORGING net sales for the quarter were $6.4 million compared to $4.4 million a year ago. Defense-related sales were $2.2 million (34%) compared to $1.6 million (34%) a year ago. Forging operating profit before corporate and interest expense was $.2 million compared to break even a year ago.

  FORGING net sales for the nine months were $16.4 million compared to $14.3 million a year ago. Forging operating profit before corporate and interest expense was $.5 million compared to a loss of $.9 million a year ago.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
  Working capital increased to $12.6 million at June 30, 1995 from $9.7 million at September 30, 1994. The current ratio was 1.7 at June 30, 1995 and 1.6 at September 30, 1994. Total debt as a percentage of tangible shareholders' equity was 57.1% at June 30, 1995 compared to 53.2% at September 30, 1994.

    Capital expenditures for the nine months were $3.1 million compared to $1.6 million a year ago.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)     The following Exhibits are included herein:

                 Exhibit 27 Financial Data Schedule

         (b) No report on Form 8-K was filed during the quarter ended June 30, 1995.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                  SIFCO INDUSTRIES, INC.
                                                  ______________________
                                                    (Registrant)



Date             August 2, 1995                    /*/  Jeffrey P. Gotschall
                 ______________                   ______________________________
                                                     Jeffrey P. Gotschall
                                                   Chief Executive Officer


Date             August 2, 1995                     /*/  Richard A. Demetter
                 ______________                   ______________________________
                                                     Richard A. Demetter
                                          Vice President - Finance (Principal
                                                  Accounting Officer)