Form 10-K
period 1995-09-30
SIFCO INDUSTRIES INC
filed 1995-12-22
CIK 90168

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     9/30/95             Commission file number  1-5978
                              -------                                     ------

                    SIFCO Industries, Inc., and Subsidiaries
--------------------------------------------------------------------------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Ohio                                       34-0553950
-------------------------------------      -------------------------------------
 (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

970 East 64th Street, Cleveland Ohio                        44103
-------------------------------------      -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code (216) 881-8600

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------

    Common Shares, $1 Par Value                   American Stock Exchange
-------------------------------------      -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------

                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X      NO  ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   ___

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

--------------------------------------------------------------------------------

                     As of December 12, 1995 -- $11,643,158

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

--------------------------------------------------------------------------------
                      As of November 30, 1995 -- 5,104,438

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Portions of the 1995 Annual Report to Shareholders (Part I, III, IV)
Portions of the Proxy Statement for Annual Meeting of Shareholders on January 30, 1996
(Part I,II,III)

                                     PART I

ITEM 1. BUSINESS
                                  THE COMPANY
                                  -----------

        SIFCO Industries, Inc., an Ohio corporation (the "Company"), was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

        The Company is engaged in the production and sale of a variety of metal-working processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat treating, welding, machining and electroplating; and the products include forgings, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and electroplating solutions and equipment. The Company's operations are conducted in two segments: (1) specialty products and (2) forgings.

                               SPECIALTY PRODUCTS
                               ------------------

        The Company's specialty products segment consists of the repair and remanufacture of jet engine and industrial turbine components; precision machining for aerospace applications, including subassemblies and finished replacement parts; and equipment, solutions and contract services in selective electroplating for aerospace, defense and industrial markets.

                                    FORGINGS
                                    --------

        The Company's forging segment consists of the production and some finishing of forgings in numerous alloys for application in the aerospace and several sophisticated industrial markets, utilizing a variety of processes, including conventional and near-net shape hot forging and cold forging techniques. The Company engages in international technology transfer and also has marketing expertise to provide worldwide sourcing and distribution of forgings of overseas manufacturers. The Company's forged products include: OEM and aftermarket parts for aircraft engines; structural airframe components; and land-based gas turbine engine parts; construction, ordnance and nuclear power components; valves and other parts for oil drilling and mining equipment; and low and high pressure closures for boilers.

                   COMPETITION; PRINCIPAL CUSTOMERS; BACKLOG
                   -----------------------------------------

        There is active competition among many companies, large and small, in every one of the services and products offered by the Company. The Company, however, believes that it offers a wider variety of services than most of its competitors and is more experienced than most in meeting the exact requirements and technical specifications of its customers, particularly those in the aerospace and turbine components repair markets. In addition, the Company has the ability to use its management and marketing expertise to provide worldwide sourcing and selling capabilities.

        There is excess capacity in many segments of the forging industry which the Company believes has the effect of increasing competition and limits the ability to raise prices. The decline in defense spending that has also negatively impacted both sales and income of the Company over the last three years seems to have stabilized. Defense orders received in 1995 were $4.4 million. Defense-related orders received in fiscal 1994 were approximately $4.5 million, excluding $7.0 million for a retrofit of the CH-46 helicopter. This compares to $6.0 million in 1993, $8.3 million in 1992 and $15.3 million in 1991.

        The restructuring in the airline industry has also negatively impacted the sales and income of the Company by increasing price competition for the
available business.   A reduction in the number of airlines could result in
fewer new aircraft being ordered as the remaining airlines purchase the used aircraft from the airlines no longer in business. On the other hand, older aircraft require repairs more frequently than newer aircraft, and this could have a positive effect on the Company. The airline industry's long term outlook is still for continued growth in air travel which would suggest the need for newer aircraft and growth in the requirement for repairs. The Company is not able to quantify the interplay of these factors.

        The Company believes it can partially compensate for these factors mentioned above by its efforts to broaden its product lines and develop new geographic markets, customers and technologies.

        The identity and rankings of the Company's principal customers vary from year to year, and the Company relies on its ability to adapt its services and operations to changing requirements rather than on any high volume production of a particular item or group of items for a particular customer or customers. Sales to the Company's three largest customers were approximately $3.6 million, $3.2 million and $3.0 million, respectively. Sales to the Company's next two largest customers were $2.2 million and $1.9 million. Four of the aforementioned companies serve the airline transportation market and one ($2.2 million) the aerospace market. The Company believes that the total loss of sales of its largest customer or two or more of the four remaining customers would result in a materially adverse impact on the business and income of the Company. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, one or more other customers have increased purchases avoiding a materially adverse impact on the business or financial results of the Company.

        The Company's backlog of orders was as follows:

                                                                       9/30/95       9/30/94
                                                                       -------       -------
                                                                          ($000 omitted)

        Specialty products and services                                 9,000        $ 8,000
        Forgings                                                       19,600         19,000
                                                                       ------        -------
                                                                     $ 28,600        $27,000
                                                                     ========        =======

        Approximately 7% of 1995's backlogs are on hold, and 6% are scheduled for delivery beyond fiscal year 1996.

        No material part of the Company's business is seasonal.

        Information concerning the Company's business and its reportable business segments as set forth on pages 5, 6 and 15, respectively, of the 1995 Annual Report to Shareholders is incorporated herein by reference.

                RESEARCH AND DEVELOPMENT; PATENTS; RAW MATERIALS
                ------------------------------------------------

        The forging, machining, development of remanufacturing processes, or other preparation of prototype parts to customers' specifications for use in their research and development of new parts or designs has been an ordinary portion of the Company's business. Apart from such work, the Company has spent no material amount of time or money on research and development activities; and the accounting records of the Company do not differentiate between work on orders for customer research and development and work on other customer orders.

        The Company uses in its business various trademarks, trade names, patents, trade secrets and licenses. While a number of these are important to it, the Company does not consider that a material part of its business is dependent on any one or a group of them.

        The Company has many sources for the raw materials, primarily high quality steel, investment castings and chemicals essential to this business. Suppliers of such materials are located in many areas throughout the country. The Company does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business.


                           ENVIRONMENTAL REGULATIONS
                           -------------------------

        In common with other companies engaged in similar businesses, the Company has been required to comply with various laws and regulations relating to the protection of the environment. The costs of such compliance have not had, and are not presently expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company and its subsidiaries under existing regulations and interpretations.

                                   EMPLOYEES
                                   ---------

        The number of the Company's employees increased from 581 at the beginning of the fiscal year to 615 at the end of the fiscal year.


ITEM 2. PROPERTIES

        The Company's fixed assets include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. The Company's plants, machinery and equipment are in good operating condition, are well-maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets capitalized as of September 30, 1995 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations.

        The Specialty Products segment has seven plants with a total of 259 thousand square feet. Selective Plating has three plants, one of which is located in Independence, Ohio (34 thousand square feet); a leased facility in Brooklyn, Ohio (14 thousand square feet); and a leased facility in Redditch, England (10 thousand square feet). Four of these plants with a total of 201 thousand square feet are for the repair and remanufacture jet engine and industrial turbine components. Two of these plants are located in Cork, Ireland (100 thousand square feet), one in Minneapolis, Minnesota (59 thousand square feet) and one in Tampa, Florida (42 thousand square feet). A portion of the Minneapolis plant is also the site of the Company's machining operations.

        The Company also leases space for sales offices and/or its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Ft. Lauderdale, Florida; and Tacoma, Washington. Selective Plating also leases sales office space in Saint-Maur, France and Singapore.

        The Forging segment has one plant of 223 thousand square feet located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
            HOLDER MATTERS

        The information required by Item 5 is incorporated herein by reference to page 7 and Note 2 on page 13 of the Annual Report to Shareholders for the year ended September 30, 1995. As of December 12, 1995, the Company had 839 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by Item 4 is incorporated herein by reference to page 7 of the Annual Report to Shareholders for the year ended September 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

        The information required by Item 7 is incorporated herein by reference to pages 5 and 6 of the Annual Report to Shareholders for the year ended September 30, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by Item 8 are incorporated herein by reference to pages 8 through 15, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1995.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to Directors of the Registrant, is incorporated herein by reference to the information set forth on pages 4 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1996.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

         The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The officers listed below were elected January 31, 1995.

Name                        Age         Title and Business Experience
----                        ---         -----------------------------

Charles H. Smith, Jr. (1)   75          Director since 1941; Chairman of the
                                        Board; Mr. Smith previously served the
                                        Company as its Chief Executive Officer
                                        from January 1943 until February 1983.

Jeffrey P. Gotschall (1)    47          Director since October 1986; Chief
                                        Executive Officer since July 1990;
                                        President since October 1989 and Chief
                                        Operating Officer from October 1986 to
                                        July 1990; Mr. Gotschall previously
                                        served the Company from October 1986
                                        through September 1989 as Executive
                                        Vice President and from May 1985
                                        through February 1989 as President of
                                        SIFCO Turbine Component Services.

George D. Gotschall (1)     75          Director from 1950 to 1958 and
                                        continuously since 1962; Mr. Gotschall
                                        is Assistant Secretary of the Company
                                        and previously served the Company until
                                        February 1983 as Vice President--
                                        International and Treasurer.

Richard A. Demetter         55          Vice President-Finance since January
                                        1979; Chief Financial Officer since
                                        January 1984, and previously Controller
                                        from November 1976 to January 1984.

EXECUTIVE OFFICERS OF THE REGISTRANT (CONTINUED)

Name                        Age         Title and Business Experience
----                        ---         -----------------------------

Hudson D. Smith (1)         44          Director since 1988.  Treasurer of the
                                        Company since 1983; Vice President and
                                        General Manager of SIFCO Forge Group
                                        since February 1995; General Manager of
                                        SIFCO Forge Group's Cleveland Operations from October 1989 through January 1995;
                                        Group General Sales Manager of SIFCO
                                        Forge Group from July 1985 through
                                        September 1989.


Mara L. Babin, Esq.         45          Secretary since July 1980, and General
                                        Counsel since 1985, Ms. Babin is a
                                        partner in the law firm of Squire,
                                        Sanders & Dempsey and has been an
                                        attorney with the firm since 1975.


         (1) Charles H. Smith, Jr. and George D. Gotschall are brothers-in-law. Hudson D. Smith is the son of Charles H. Smith, Jr. Jeffrey P. Gotschall is the son of George D. Gotschall.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to pages 10 through 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference to the information set forth on pages 2 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1)  Financial Statements:

         The following consolidated financial statements and related notes of the Registrant and its subsidiaries contained on pages 8 through 15, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1995, are incorporated herein by reference.

         Consolidated Balance Sheets - September 30, 1995 and 1994.

         Consolidated Statements of Income for the Years Ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements for the Years Ended September 30, 1995, 1994 and 1993.

         Report of Independent Public Accountants.

         (a) (2)  Financial Statement Schedules:
                  ------------------------------

         Report of Independent Public Accountants on the Financial Statement Schedules.

         Schedule II      --      Allowance for Doubtful Accounts for the Years
                                  Ended September 30, 1995, 1994 and 1993.

         All schedules, other than Schedules II are omitted since the information is not required or is otherwise furnished.

      (a)     (3)         Exhibits:
                          ---------

      **      (3)         Second Amended Articles of Incorporation, as amended,
                          and Amended Code of Regulations.

     ***      (4)         Instruments defining the rights of security holders.
                          Reference is made to Exhibit (3) above and to Note 2, page 10 of the 1986 Annual Report to Shareholders.

    ****      (9)         Voting Trust Agreement, as amended.

             (10)         Material Contracts:

   *****)     (a)         1989 Stock Option Plan
              (b)         Incentive Compensation Plan, as amended and restated
              (c)         Deferred Compensation Program, as amended and restated
    ****)     (d)         Form of Indemnification Agreement between the
                          Registrant and each of its Directors and Executive
                          Officers
       *)     (e)         1994 Phantom Stock Plan

             (13)         1995 Annual Report to Shareholders

   *****     (21)         Subsidiaries of the Registrant

             (23)         Consent of Arthur Andersen LLP

             (24)         Powers of Attorney

       *) Incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held January 31, 1995.
      **) Incorporated herein by reference to Form 10-K, September 30, 1986
     ***) Incorporated herein by reference to Form 10-K, September 30, 1987
    ****) Incorporated herein by reference to Form 10-K, September 30, 1988
   *****) Incorporated herein by reference to Form 10-K, September 30, 1989


      (b)     (1)         Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1995.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SIFCO INDUSTRIES, INC.



                                                By: Richard A. Demetter
                                                    -------------------
                                                Richard A. Demetter
                                                Chief Accounting Officer
                                                Date: December 18, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 18, 1995 by the following persons on behalf of the Registrant in the capacities indicated.

/*/ Charles H. Smith, Jr.                        /*/ Richard S. Gray
-------------------------                        -------------------
Charles H. Smith, Jr.                            Richard S. Gray
Chairman of the Board;                           Director
Director

/*/ Jeffrey P. Gotschall                         /*/ William R. Higgins
------------------------                         ----------------------
Jeffrey P. Gotschall                             William R. Higgins
President; Chief Executive Officer;              Director
Director

/*/ Richard A. Demetter                          /*/ David V. Ragone
-----------------------                          -------------------
Richard A. Demetter                              David V. Ragone
Vice President-Finance; Chief Financial Officer  Director

/*/ George D. Gotschall                          /*/ Thomas J. Vild
-----------------------                          ------------------
George D. Gotschall                              Thomas J. Vild
Assistant Secretary; Director                    Director

/*/ Hudson D. Smith                              /*/ J. Douglas Whelan
-------------------                              ---------------------
Hudson D. Smith                                  J. Douglas Whelan
Treasurer; Director                              Director

                                                 /*/ Richard A. Demetter
                                                 -----------------------
                                                 Richard A. Demetter
                                                 -------------------
                                                 (Attorney in Fact)

                   REPORT OF INDEPENDENT  PUBLIC ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES





To the Board of Directors and Shareholders of SIFCO Industries, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SIFCO Industries, Inc. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 31, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP





Cleveland, Ohio,
October 31, 1995.

                                                                     SCHEDULE II



                             SIFCO INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        ALLOWANCES FOR DOUBTFUL ACCOUNTS
            FOR THE YEARS ENDED SEPTEMBER 30 1995, 1994, AND 1993
                                ($000 omitted)




                                                          1995                1994                  1993
                                                          ----                ----                  ----
 BALANCE
   BEGINNING OF PERIOD                                   $  538              $  868                 $  838

 Additions
   Charged to costs and expenses                             86                  54                    362


 Deductions - accounts
   determined to be uncollectible                           (19)               (438)                  (305)


 Exchange rate changes and other                            121                  54                    (27)
                                                         ------              ------                  -----

 BALANCE
   END OF PERIOD                                         $  726              $  538                 $  868
                                                         ======              ======                 ======

                                EXHIBIT INDEX



        Exhibits
        --------

(10)(b) Incentive Compensation Plan, as amended and restated

(13)    1995 Annual Report to Shareholders

(23)    Consent of Arthur Anderson & Co.

(24)    Powers of Attorney

(27)    Financial Data Schedule