Form 10-Q
period 1995-12-31
SIFCO INDUSTRIES INC
filed 1996-02-08
CIK 90168

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   December 31, 1995  Commission File Number     1-5978
                    -----------------                             ------

                     SIFCO Industries, Inc., and Subsidiaries
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Ohio                                34-0553950
------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          No.)

970 East 64th Street, Cleveland, Ohio                 44103
------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (216) 881-8600
                                                      --------------


                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes  X    No
                                              ---
     Class                    Outstanding at January 31, 1996
------------------           ---------------------------------
Common Stock, $1 Par Value             5,108,411

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                     INDEX

                                                        Page No.
                                                       ----------
Financial Statements:

  Consolidated Condensed Balance Sheets --
    December 31, 1995, and September 30, 1995               2

  Consolidated Condensed Statements of Income --
    Three Months Ended
    December 31, 1995 and 1994                              3

  Consolidated Condensed Statements of Cash Flows --
    Three Months Ended
    December 31, 1995 and 1994                              4

  Notes to Consolidated Condensed
    Financial Statements                                  5,6,7

  Management's Discussion and Analysis of the
    Consolidated Condensed Statements of Income           8,9,10

  Other Information and Signatures                          11

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 ($000 Omitted)

                                                        Dec. 31     Sept. 30
                                                          1995        1995
                                                        -------     -------
                                    ASSETS
                                    ------
Current Assets
  Cash & Cash Equivalents                               $ 1,158      $ 1,469
  Accounts Receivable, Net                               15,076       15,121
  Inventories
    Raw Materials & Supplies                              2,857        2,390
    Work-in-Process & Finished Goods                     11,376       10,895
                                                        -------      -------
                                                         14,233       13,285

Prepaid Expenses and Other Current Assets                 1,197          711
                                                        -------      -------
     TOTAL CURRENT ASSETS                                31,664       30,586


Property, Plant & Equipment, Net                         22,920       23,460
Goodwill, Net of Amortization                             4,067        4,097
Funds Held by Trustee For Capital Project                   328          472
Other Non-Current Assets                                  1,925        2,067
                                                        -------      -------
     TOTAL ASSETS                                       $60,904      $60,682
                                                        =======      =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities
  Notes Payable                                         $ 5,200      $ 4,204
  Current Portion of Long-Term Debt                       2,300        2,300
  Accounts Payable                                        6,048        6,664
  Accrued Expenses                                        4,658        4,758
  Accrued Income Taxes                                       85           27
                                                        -------      -------
     TOTAL CURRENT LIABILITIES                           18,291       17,949


  Long-Term Debt - Less Current Portion                   6,450        6,675


Deferred Federal Income Taxes and Other                   5,144        5,253


Shareholders' Equity
   Serial Preferred Shares - No Par Value                   ---          ---
   Common Shares, Par Value $1 Per Share                  5,108        5,092
   Paid-in-Surplus                                        5,901        5,873
   Retained Earnings                                     20,010       19,840
                                                        -------      -------
     TOTAL SHAREHOLDERS' EQUITY                          31,019       30,805


     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY           $60,904      $60,682
                                                        =======      =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES,INC. AND SUBSIDIARIES
                     --------------------------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  -------------------------------------------
                                 ($000 Omitted)


                                                Three Months Ended
                                                    December 31
                                                1995            1994
                                                ----            ----
Net Sales of SIFCO
  Industries, Inc.                            $18,271         $15,997


Cost & Expenses
   Cost of Goods Sold                          14,986          12,627
   Selling, General &
    Administrative Expense                      2,594           2,845
   Interest Income                                (15)            (30)
   Interest Expense                               280             244
   Other (Income) Expense, Net                      6             (92)


     Total Costs & Expenses                    17,851          15,594


   Income (Loss) Before Income Taxes              420             403


Provision (Benefit) for Federal, Foreign
  & State Income Taxes                             58              90
                                              -------         -------

Net Income (Loss)                             $   362         $   313
                                              =======         =======


Net Income (Loss) Per Share                   $   .07         $   .06
                                              =======         =======


Average Shares Outstanding                     5,104            5,077


Cash Dividends per Common Share               $  ---          $   ---



See accompanying notes to consolidated condensed financial statements.

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 ($000 Omitted)

                                                  Three Months Ended
                                                       December 31
                                                   1995           1994
                                                   ----           ----
Net cash provided by (used for)
  operating activities:
Net income (loss)                               $   362         $  313
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                     851            838
  Deferred income taxes and other                  (109)           (74)
                                                 ------         ------

  Subtotal                                        1,104          1,077


Net cash provided by (used for) changes
  in operating assets and liabilities:
  Receivables                                        45          1,240
  Inventories                                      (948)        (1,063)
  Accrued or refundable income taxes                 58             79
  Prepaid expenses and other current assets        (486)          (512)
  Accounts payable                                 (616)        (1,355)
  Accrued expenses                                 (100)          (157)
  Accrued restructuring                             ---            (39)
                                                 ------         ------
  Net cash provided by (used for) changes
  in operating assets and liabilities            (2,047)        (1,807)
                                                 ------         ------
  Net cash provided by operating activities        (943)          (730)


Net cash provided by (used for) investing
activities:
  Purchase of property, plant & equipment          (341)        (1,149)
  (Increase) decrease in funds held by trustee
  for capital project                               144            117
  Other                                              54            231
                                                 ------         ------
  Net cash provided by (used for) investing
  activities                                       (143)          (801)


Net cash provided by (used for) financing
activities:
  Proceeds from additional borrowings             1,000          1,400
  Repayment of borrowings                          (225)          (225)
  Cash dividends declared                           ---             ---
                                                 ------         ------
  Net cash provided by (used for) financing
  activities                                        775          1,175
                                                 ------         ------

Increase (decrease) in cash and cash
equivalents                                        (311)          (356)
Cash and cash equivalents, beginning of year      1,469          2,256
                                                 ------         ------
Cash and cash equivalents, end of period         $1,158         $1,900
                                                 ------         ------



See accompanying notes to consolidated condensed financial statements.

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
             -----------------------------------------------------

                               DECEMBER 31, 1995
                               -----------------

NOTES
-----

(1)  Summary of Significant Accounting Policies:
     -------------------------------------------
  Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  (2)  Debt:
       ----
       Long-term debt as of December 31, 1995 and September 30, 1995 consisted of:

                                                      Dec. 31    Sept. 30
                                                        1995        1995
                                                      --------    --------
                                                         ($000 Omitted)

  Variable Rate Industrial Development
  Demand Revenue Improvement
  and Refunding Bonds                                  $2,550       $2,625


  Note payable to bank, due in quarterly
    installments, plus interest, at the base rate
    plus 1/2%                                           3,200        3,350

  Note payable to bank, due October 31, 1996,
    interest payable quarterly, at rates based
    upon LIBOR and DIBOR (adjusted quarterly)           1,000        1,000

  Note payable to seller of acquired business
    at the base rate plus 1/2%                          2,000        2,000
                                                       ------       ------
                                                        8,750        8,975

  Less - current maturities                             2,300        2,300
                                                       ------       ------

                                                       $6,450       $6,675
                                                       ======       ======

  The Company has a $7 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1998. As of December 31, 1995, the Company had $5.2 million outstanding under this agreement. In addition, the Company has a $1.15 million credit facility which is used for an irrevocable letter of credit which secures the $1 million loan from an Irish bank due October 31, 1996. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $4.2 million and $3.0 million during the three month period of fiscal 1996 and 1995, respectively.

  The Company also has a term loan agreement. Interest is at the base rate plus 1/2%. Repayment terms are twenty quarterly installments of $275,000, plus interest.

  The Industrial Development bond interest rate is reset weekly, based on prevailing tax-exempt money market rates, and is payable quarterly.
  Principal is payable in quarterly installments of $75,000 through May 1, 1996, becoming $100,000 quarterly thereafter, with the final balance due on May 1, 2002. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable bank letter of credit which expires on May 1, 1998.

  The revolving credit, term loan and Industrial Development bonds are secured by the Company's domestic accounts receivable, inventory and equipment.

  Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At December 31, 1995, tangible net worth exceeded the required minimum by $2.7 million.

  As part of a previous acquisition, the seller provided financing in the form of unsecured installment notes. These notes bear interest at the base rate plus 1/2%, payable quarterly. Principal is payable in annual installments of approximately $1 million, commencing July 1, 1993.

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


(6)  Inventories:
     ------------
  The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1996 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,463,000 and $3,463,000 higher than reported at December 31, 1995 and September 30, 1995, respectively.


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

(9)  Basis of Presentation:
     ----------------------
  The accompanying financial information for the three months ended December 31, 1995 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:


                                                  Three Months Ended
                                                      December 31
                                                     1995 and 1994
                                                  -------------------
Net Sales of SIFCO
  Industries, Inc.                                 $2,274        14%

Cost of Sales                                       2,359        19%

Selling, General &
  Administrative                                     (251)       (9%)


Interest Income                                       (15)      (50%)


Interest Expense                                       36        15%

Other Income, Net                                     (98)      ---

Income Before Income Taxes                             17         4%

Provision for Federal,
  Foreign & State Income Taxes                        (32)      (36%)


Net Income                                             49        16%

MANAGEMENT'S DISCUSSION
-----------------------

We are pleased to report a profit before tax of $420,000 on sales of $18,271,000 for the first quarter ended December 31, 1995. This compares to earnings of $402,000 on sales of $15,997,000 for the same period last year. Net earnings were $362,000 or $.07 per share compared to $313,000 or $.06 per share in 1994.

Forge sales and earnings achieved a modest improvement over last year. Sales increased to $5.2 million compared to $4.8 million in 1994, and operating profit increased to $236,000 from $112,000. The success of Forge's marketing focus on complex, higher margin products was apparent throughout the quarter. Margins steadily improved and performance exceeded bookings and financial forecasts for each month of the period.

The Forge segment continues to stimulate positive customer response through its commitment to service and quality. As an example, McDonnell-Douglas formally designated Forge as a "High Performance Supplier" during the quarter. This designation recognizes the Forge's consistent quality performance. As a result, McDonnell-Douglas has determined that the usual source inspection procedures they employ are unnecessary in our forging operation.

Our Specialty Products segment also expanded their market activity during the quarter as sales increased to $13.2 million form $11.4 million a year ago. Operating income for the quarter was $842,000, down from $1,033,000 last year. The majority of the increased sales volume resulted from the sale of OEM products which traditionally produce lower margins. Margins were also affected by the cost of bringing new turbine component repair processes on stream. We are confident that our continuing product and market development programs will enhance profits while assuring us of meeting the competitive demands of the aerospace markets we serve.

We take pride in the reputation for technology and quality that SIFCO has earned through the years. Our expertise allows us to qualify for the most demanding state-of-the-art programs. A few examples of these include the experimental F-22 fighter and Boeing's ultra modern 777 commercial jetliner for which we produce complex forgings. Another, and possibly the most interesting example is the international space station named Freedom now under construction. Our plating operation has a series of projects on the station, including nickel plating connector devices between modules to provide corrosion protection.

In the application of any of our technologies we are most proud of the skill and commitment to quality that characterize SIFCO employees.

FINANCIAL ANALYSIS
------------------

Net sales for the first quarter ended December 31, 1995 increased to $18.3 million from $16.0 million a year ago or 14%. Defense-related sales were $2.1 million compared to $2.4 million a year ago. The Company reported a net profit of $.362 million compared to $.313 million a year ago.

Net interest expense increased to $.265 million from $.214 million a year ago reflecting additional borrowing for increased working capital needed to support the additional sales.

New orders received increased to $19.3 million from $15.8 million last year.

Specialty Products net sales increased to $13.2 million from $11.4 million last year. Specialty Products income from operations before corporate and interest expense declined to $.8 million compared to $1.0 million last year. Specialty Products margins were negatively impacted by a higher mix of OEM products which traditionally have lower margins and the cost of bringing new turbine component repair processes on stream.

Forging segment sales increased to $5.2 million from $4.8 million last year. Defense-related sales were $1.8 million (35%), compared to $1.9 million (40%) last year. Forging income from operations before corporate and interest expense was $.2 million compared to $.1 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $13.4 million at December 31, 1995 and $12.6 million at September 30, 1995. The current ratio for the same period was 1.7 and 1.7 respectively. Total debt as a percentage of tangible shareholders' equity was 56.1% at December 31, 1995 compared to 53.9% at September 30, 1995. The Company has borrowed $5.2 million against its revolving credit line of $7.0 million. The Company considers it has adequate financing to meet its needs through the current year.


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

Item 6.  Exhibits and Reports on Form 8-K

   (a)   The following Exhibits are included herein:

         Exhibit 27 Financial Data Schedule

   (b) No report on Form 8-K was filed during the quarter ended December 31, 1995.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                             ----------------------
                                  (Registrant)


Date   January 27, 1996                  /S/ Jeffrey P. Gotschall
       ----------------                      -----------------------
                                             Jeffrey P. Gotschall
                                            Chief Executive Officer



Date   January 27, 1996                  /S/  Richard A. Demetter
       ----------------                       ----------------------
                                              Richard A. Demetter
                                             Vice President - Finance
                                           (Principal Accounting Officer)