Form 10-Q
period 1996-03-31
SIFCO INDUSTRIES INC
filed 1996-05-08
CIK 90168

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   March 31, 1996  Commission File Number     1-5978
                   ---------------                         -----------

                     SIFCO Industries, Inc., and Subsidiaries
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Ohio                                           34-0553950
- --------------------------------------------------------------------------------
(State or other                            (I.R.S. Employer Identification No.)
jurisdiction of
incorporation
or organization)

 970 East 64th Street, Cleveland, Ohio                    44103
- --------------------------------------------------------------------------------
(Address of principal executive                         (Zip Code)
offices)


Registrant's telephone number, including area code      (216) 881-8600
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

     Class                                  Outstanding at April 30, 1996
- ------------------                         -------------------------------

Common Stock, $1 Par Value                             5,113,644

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                                     INDEX
                                     ------



                                                                         Page No.
                                                                        ----------
Financial Statements:

         Consolidated Condensed Balance Sheets --
           March 31, 1996, and September 30, 1995                            2

         Consolidated Condensed Statements of Income --
           Three Months and Six Months Ended
           March 31, 1996 and 1995                                           3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Six Months Ended
           March 31, 1996 and 1995                                           4

         Notes to Consolidated Condensed
          Financial Statements                                            5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                    9,10,11

         Other Information and Signatures                                    12

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     -------------------------------------
                                 ($000 Omitted)

                                                                         Mar. 31   Sept. 30
                                                                          1996       1995
                                                                         -------   -------
                                       ASSETS
                                       ------
Current Assets
  Cash & Cash Equivalents                                                $ 1,228   $ 1,469
  Accounts Receivable, Net                                                17,308    15,121
  Inventories
    Raw Materials & Supplies                                               5,247     3,488
    Work-in-Process & Finished Goods                                       9,493     9,797
                                                                         -------   -------
                                                                          14,740    13,285

Prepaid Expenses and Other Current Assets                                  1,434       711
                                                                         -------   -------
         TOTAL CURRENT ASSETS                                             34,710    30,586

Property, Plant & Equipment, Net                                          22,650    23,460
Goodwill, Net of Amortization                                              4,038     4,097
Funds Held by Trustee For Capital Project                                    262       472
Other Non-Current Assets                                                   1,858     2,067
                                                                         -------   -------
                 TOTAL ASSETS                                            $63,518   $60,682
                                                                         =======   =======


                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

Current Liabilities
  Notes Payable                                                          $ 5,500   $ 4,200
  Current Portion of Long-Term Debt                                        2,300     2,300
  Accounts Payable                                                         7,492     6,664
  Accrued Expenses                                                         5,030     4,758
  Accrued Income Taxes                                                       200        27
                                                                         -------   -------
         TOTAL CURRENT LIABILITIES                                        20,522    17,949

  Long-Term Debt - Less Current Portion                                    6,100     6,675

Deferred Federal Income Taxes and Other                                    5,022     5,253

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                     --        --
   Common Shares, Par Value $1 Per Share                                   5,114     5,092
   Paid-in-Surplus                                                         5,917     5,873
   Retained Earnings                                                      20,843    19,840
                                                                         -------   -------
         TOTAL SHAREHOLDERS' EQUITY                                       31,874    30,805

                 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $63,518   $60,682
                                                                         =======   =======

See accompanying notes to consolidated condensed financial statements.

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                               Three Months Ended       Six Months Ended
                                                    March 31                 March 31
                                                 1996        1995        1996        1995
                                               --------    --------    --------    --------
Net Sales of SIFCO
  Industries, Inc.                             $ 22,096    $ 17,374    $ 40,367    $ 33,371

Cost & Expenses
  Cost of Goods Sold                             17,621      13,750      32,607      26,377
  Selling, General &
    Administrative Expense                        2,967       2,810       5,561       5,655
  Interest Income                                   (28)        (30)        (43)        (60)
  Interest Expense                                  298         257         578         501
  Other (Income) Expense, Net                        20          95          26           3
  Reversal of Restructuring Charge to Income         --      (1,512)         --      (1,512)
                                               --------    --------    --------    --------
Total Costs & Expenses                           20,878      15,370      38,729      30,964


Income Before Income Taxes                        1,218       2,004       1,638       2,407

Provision for Federal, Foreign
  & State Income Taxes                              116          79         174         169
                                               --------    --------    --------    --------

Net Income (Loss)                              $  1,102    $  1,925    $  1,464    $  2,238
                                               ========    ========    ========    ========


Net Income (Loss) Per Share                    $    .22    $    .38    $    .29    $    .44
                                               ========    ========    ========    ========


Average Shares Outstanding                        5,120       5,081       5,111       5,078

Cash Dividends per Common Share                $     --    $     --    $     --    $     --


See accompanying notes to consolidated condensed financial statements.

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                 ($000 Omitted)

                                                                      Six Months Ended
                                                                          March 31
                                                                       1996       1995
                                                                     -------    -------
Net cash provided by (used for) operating activities:
Net income (loss)                                                    $ 1,464    $ 2,238
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                        1,642      1,693
  Deferred income taxes and other                                       (231)       211
  Reversal of restructuring charge to income                              --     (1,512)
                                                                     -------    -------
  Subtotal                                                             2,875      2,630

Net cash provided by (used for) changes
  in operating assets and liabilities,
  net of effect of acquisition:
  Receivables                                                         (2,187)       731
  Inventories                                                         (1,455)    (3,374)
  Accrued or refundable income taxes                                     173      1,212
  Prepaid expenses and other current assets                             (723)      (755)
  Accounts payable                                                       828        819
  Accrued expenses                                                       272       (270)
                                                                     -------    -------
  Net cash provided by (used for) changes
  in operating assets and liabilities                                 (3,092)    (1,637)
                                                                     -------    -------

  Net cash provided by (used for) operating activities                  (217)       993

Net cash provided by (used for) investing activities:
  Purchase of property, plant & equipment                             (1,044)    (2,362)
  (Increase) decrease in funds held by trustee for capital project       210        117
  Other                                                                   85        654
                                                                     -------    -------

  Net cash provided by (used for) investing activities                  (749)    (1,591)

Net cash provided by (used for) financing activities:
  Proceeds from additional borrowings                                  1,300      1,000
  Repayment of borrowings                                               (575)      (450)
  Cash dividends declared                                                 --         --
                                                                     -------    -------

  Net cash provided by (used for) financing activities                   725        550
                                                                     -------    -------

Increase (decrease) in cash and cash equivalents                        (241)       (48)
Cash and cash equivalents, beginning of year                           1,469      2,256
                                                                     -------    -------
Cash and cash equivalents, end of period                             $ 1,228    $ 2,208
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

                                 MARCH 31, 1996
                                 --------------

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


(2)      Debt:
         -----

  Long-term debt as of March 31, 1996 and September 30, 1995 consisted of:

                                                      Mar. 31      Sept. 30
                                                       1996         1995
                                                      ------       ------
                                                        ($000 Omitted)
  Variable Rate Industrial Development
  Demand Revenue Improvement
  and Refunding Bonds                                 $2,475       $2,625

  Note payable to bank, due in quarterly
    installments of $150,000, at the base rate
    plus 1/2% (adjusted quarterly)                     2,925        3,350

  Note payable to bank, due October 31, 1996,
    interest payable quarterly, at rates based
    upon LIBOR and DIBOR (adjusted quarterly)          1,000        1,000

  Note payable to seller of Selectrons, Ltd.,
    at the base rate plus 1/2% (adjusted quarterly)    2,000        2,000
                                                      ------       ------
                                                       8,400        8,975

  Less - current maturities                            2,300        2,300
                                                      ------       ------

                                                      $6,100       $6,675
                                                      ======       ======

  The Company has a $7 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1998. As of March 31, 1996 the Company had $5.5 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1996. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $4.6 million and $3.5 million during the six month period of 1996 and 1995, respectively.

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

  Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At March 31, 1996, tangible net worth exceeded the required minimum by $3.4 million.

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

(3)      Income Taxes:
         -------------

  The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income due primarily to foreign source income and net loss carry forward. Income tax expense differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for tax purposes, principally accelerated depreciation.


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


(6)      Inventories:
         ------------

  The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1996 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,583,000 and $3,463,000 higher than reported at March 31, 1996 and September 30, 1995, respectively.


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


(10)     Basis of Presentation:
         ----------------------

  The accompanying financial information for the six months ended March 31, 1996 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                Three Months Ended          Six Months Ended
                                     March 31                    March 31
                                   1996 and 1995              1996 and 1995
                                -------------------        -------------------
Net Sales of SIFCO
  Industries, Inc.               $ 4,722         27%       $ 6,996         21%

Cost of Sales                      3,871         28%         6,230         24%

Selling, General &
  Administrative                     157          6%           (94)        (2)%

Interest Income                       (2)        (7)%          (17)       (28)%

Interest Expense                      41         16%            77         15%

Other Expense, Net                   (75)       (79)%           23        766%

Reversal of Restructuring
  Charge to Income                (1,512)       N/A         (1,512)       N/A

Income Before Income Taxes          (786)       (39)%         (769)       (32)%

Provision for Federal,
  Foreign & State Income Taxes        37         47%             5          3%

Net Income                          (823)       (42)%         (774)       (35)%

MANAGEMENT'S DISCUSSION
- -----------------------

We are happy to announce a profit before tax of $1,218,000 on sales of $22,096,000 for the second quarter ended March 31, 1996. This compares to last year's profit before tax of $2,004,000 which included the reversal of a restructuring expense to income of $1,512,000. Sales for the second quarter in 1995 were $17,374,000.

Profit before tax for the six months ended March 31, 1996 was $1,638,000 on sales of $40,367,000, compared to $2,407,000 on sales of $33,371,000 in 1995.

Net income for the second quarter just ended was $1,102,000, or $0.22 per share, compared to $1,925,000, or $0.38 per share last year. Net income for the six months was $1,464,000, or $0.29 per share, compared to $2,238,000, or $0.44 per share in 1995.

Profit before tax as well as net income for the six months ending March 31, 1995 include the reversal to income of the $1,512,000 restructuring expense recorded in the second quarter of last year.

Forge sales increased to $6.8 million from $5.2 million last year. Operating income for the period just ended was $348,000, up from $183,000 in 1995. The growing strength of the rebounding aerospace industry is apparent as bookings averaged in excess of $3 million for each month of the quarter, compared to $1.7 million last year. A major contributor to incoming business was Boeing Aircraft's increasing build rates for its most popular airliners, all of which use a variety of SIFCO forgings. Defense orders were also higher with several programs underway including the new V-22 vertical lift aircraft, the C-17 and a retrofit for the venerable Chinook helicopter. Technical capabilities were also updated when Forge earned certification for its heat treat facilities from the National Aerospace and Defense Contractors Accreditation Program.

We are also pleased with the performance of the Specialty Products segment. They achieved a substantial improvement in sales to $15.4 million, up from $12.7 million a year ago, while operating income rose from $1,036,000 to $1,598,000. Bookings managed a slight improvement to $15 million during the quarter.

A welcome contribution to our turbine component repair business during the quarter has been the surge of overhaul activity on the CFM56 series engine. Having completed record breaking in-service times, these engines are now being scheduled for repair. Our Just-In-Time inventory management programs which are available for CFM56 series engines as well as other major powerplants has been well received, particularly in the high demand environment of the past several months and has been providing a strong marketing incentive for airline customers.

In other areas of our Specialty Products segment, our plating personnel enhanced the reputation of their technology as they continued to participate in NASA's Space Habitat Program. They also earned the ISO 9002 designation for international quality performance at their facility in the United Kingdom.

The comparison of our business segments year-to-date indicates that our customer service techniques, product expansion efforts, and improved efficiencies are getting the job done. For example, excluding the reversal of the $1,512,000 restructuring expense in the second quarter last year reveals an increase in earnings per share from $0.089 to $0.22 and an improvement in profit before tax from $492,000 last year to $1,218,000 this reporting period.

The 27% increase in our combined sales activity for the quarter is solid evidence that the aerospace industry is back. The increasing demands of our customers however still occur in that highly competitive arena that characterizes our business. We must meet the challenges of that competition to benefit from the earnings opportunities increased business represents. To that end, we are concentrating on refining the use of our present resources - our facilities, our technologies and, most importantly, the capabilities of our skilled and experienced workforce.

FINANCIAL ANALYSIS
- ------------------

         Net sales for the second quarter ended March 31, 1996 increased $4.7 million to $22.1 million from $17.4 million a year ago or 27%. Defense-related sales increased $1.7 million to $3.9 million from $2.2 million. The Company reported a net income of $1.1 million compared to $1.9 million a year ago.
Last year's quarter included the reversal of $1.5 million of restructuring expense.

         Net sales for the six months ended March 31, 1996 increased $7 million to $40.4 million from $33.4 million a year ago or 21%. Defense-related sales were $6.0 million compared to $4.4 million last year. The Company reported net income of $1.5 million compared to last year's $2.2 million that included the $1.5 million of restructuring expense.

         Operating income before corporate and interest expense for the quarter was $3.0 million compared to $3.9 million last year and $1.9 million year-to-date to $2.7 million last year. Last year's quarter and year-to-date amounts benefited from the $1.5 million reversal of the restructuring reserve.

         Net interest expense was $.3 million compared to $.2 million a year ago. Year-to-date net interest expense was $.5 million compared to $.4 million a year ago.

         New orders received increased against last year for both the second quarter and for the six months. New orders for the second quarter were $25.0 million compared to last year's $19.8 million and $44.2 million compared to $35.6 million last year.

         SPECIALTY PRODUCTS net sales for the quarter increased $2.7 million to $15.4 million from $12.7 million (21%). Defense-related sales were not significant. Specialty Products income from operations before corporate and interest expense increased to $1.6 million from $1.0 million last year.

         SPECIALTY PRODUCTS net sales for the six months increased to $29.0 million from $24.1 million (20%). Specialty Products income from operations before corporate and interest expense increased $.3 million to $2.4 million from $2.1 million.

         FORGING SEGMENT net sales for the quarter increased $1.6 million to $6.8 million from $5.2 million last year (31%). Defense-related sales were $3.5 million (51%) compared to $1.8 million (25%) last year. Forging income from operations before corporate and interest expense was $.3 million compared to $1.7 million last year that included the $1.5 million reversal of restructuring expense.

         FORGING SEGMENT net sales for the six months increased $2.0 million to $12.0 million from $10.0 million (20%). Defense-related sales were $5.3 million (44%) compared to $3.7 million (37%) last year. Forging income from operations before corporate and interest expense was $.6 million compared to $18 million last year that included the $1.5 million reversal of restructuring expense.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         Working capital increased to $14.2 million at March 31, 1996 compared to $12.6 million at September 30, 1995. The current ratio was 1.7 for both dates. Total debt as a percentage of tangible shareholders' equity was 53.3% at March 31, 1996 compared to 53.9% at September 30, 1995.

         Capital expenditures were $1.0 million compared to $2.4 million a year ago.

         The Company considers it has adequate financing available to meet its needs for the year.

                         PROVISION FOR TAXES ON INCOME
                         -----------------------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income and net loss carryforward.

Item 6.  Exhibits and Reports on Form 8-K

                 (a)      The following Exhibits are included herein:

                          Exhibit 27 Financial Data Schedule

                 (b) No report on Form 8-K was filed during the quarter ended March 31, 1996.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date   April 30, 1996                  /s/ Jeffrey P. Gotschall
       --------------                -----------------------------
                                         Jeffrey P. Gotschall
                                        Chief Executive Officer




Date   April 30, 1996                  /s/ Richard A. Demetter
       --------------                ---------------------------
                                          Richard A. Demetter
                                        Vice President - Finance
                                     (Principal Accounting Officer)