Form 10-Q
period 1996-06-30
SIFCO INDUSTRIES INC
filed 1996-08-02
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1996  Commission File Number     1-5978
                   ---------------                           --------

                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                            34-0553950
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

      970 East 64th Street, Cleveland, Ohio                   44103
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (216) 881-8600
                                                         --------------


                            None                                    Former
- -------------------------------------------------------------------
name, former address and former fiscal year, if changed since last report.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X   No
                                             ---     ---

      Class                                     Outstanding at July 31, 1996
- ----------------                                ----------------------------
Common Stock, $1 Par Value                                5,118,766

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                                      INDEX
                                      -----

                                                                                        Page No.
                                                                                        --------

Financial Statements:
         Consolidated Condensed Balance Sheets --
           June 30, 1996, and September 30, 1995                                            2

         Consolidated Condensed Statements of Income --
           Three Months and Nine Months Ended
           June 30, 1996 and 1995                                                           3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Nine Months Ended
           June 30, 1996 and 1995                                                           4

         Notes to Consolidated Condensed
          Financial Statements                                                           5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                                     9,10

         Other Information and Signatures                                                   11

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                 ($000 Omitted)

                                                                         June 30  Sept. 30
                                                                           1996    1995
                                                                        -------   -------
                                              ASSETS
                                              ------

Current Assets
  Cash & Cash Equivalents                                               $ 3,345   $ 1,469
  Accounts Receivable, Net                                               17,916    15,121
  Inventories
    Raw Materials & Supplies                                              4,396     3,488
    Work-in-Process & Finished Goods                                     11,677     9,797
                                                                        -------   -------
                                                                         16,073    13,285

Prepaid Expenses and Other Current Assets                                 1,485       711
                                                                        -------   -------
         TOTAL CURRENT ASSETS                                            38,819    30,586

Property, Plant & Equipment, Net                                         22,675    23,460
Goodwill, Net of Amortization                                             4,009     4,097
Funds Held by Trustee For Capital Project                                   151       472
Other Non-Current Assets                                                  1,721     2,067
                                                                        -------   -------
                  TOTAL ASSETS                                          $67,375   $60,682
                                                                        =======   =======


                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------

Current Liabilities
  Notes Payable                                                         $ 6,100   $ 4,200
  Current Portion of Long-Term Debt                                       2,300     2,300
  Accounts Payable                                                        9,059     6,664
  Accrued Expenses                                                        5,369     4,758
  Accrued Income Taxes                                                      277        27
                                                                        -------   -------
         TOTAL CURRENT LIABILITIES                                       23,105    17,949

  Long-Term Debt - Less Current Portion                                   5,750     6,675

Deferred Federal Income Taxes and Other                                   4,991     5,253

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                  --        --
   Common Shares, Par Value $1 Per Share                                  5,119     5,092
   Paid-in-Surplus                                                        5,937     5,873
   Retained Earnings                                                     22,473    19,840
                                                                        -------   -------
         TOTAL SHAREHOLDERS' EQUITY                                      33,529    30,805

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $67,375   $60,682
                                                                        =======   =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                 Three Months Ended      Nine Months Ended
                                                      June 30                  June 30
                                                   1996        1995        1996         1995
                                                   ----        ----        ----         ----
Net Sales of SIFCO
   Industries, Inc.                             $ 23,142    $ 17,721    $ 63,509    $ 51,092

Cost & Expenses
   Cost of Goods Sold                             18,126      14,633      50,733      41,010

   Selling, General &
     Administrative Expense                        3,291       2,636       8,852       8,291
   Interest Income                                   (28)        (37)        (71)        (97)
   Interest Expense                                  294         288         872         789
   Other (Income) Expense, Net                        (9)          1          17           4
   Reversal of Restructuring Charge to Income         --          --          --      (1,512)
                                                --------    --------    --------    --------

Total Costs & Expenses                            21,674      17,521      60,403      48,485

Income Before Income Taxes                         1,468         200       3,106       2,607

Provision for Federal, Foreign
  & State Income Taxes                                78         110         252         279
                                                --------    --------    --------    --------

Net Income                                      $  1,390    $     90    $  2,854    $  2,328
                                                ========    ========    ========    ========

Net Income Per Share                            $    .27    $    .02    $    .56    $    .46
                                                ========    ========    ========    ========





Average Shares Outstanding                         5,133       5,085       5,117       5,080

Cash Dividends per Common Share                 $     --    $     --    $     --    $     --



See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                 ($000 Omitted)

                                                                                   Nine Months Ended
                                                                                         June 30

                                                                                    1996        1995
                                                                                    ----        ----
Net cash provided by (used for) operating activities:
Net income (loss)                                                                 $ 2,854    $ 2,328
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                    2,491      2,571
   Deferred income taxes and other                                                   (262)       173
   Reversal of restructuring charge to income                                          --     (1,512)
                                                                                  -------    -------
   Subtotal                                                                         5,083      3,560

Net cash provided by (used for) changes in operating
   assets and liabilities, net of effect of acquisition:
   Receivables                                                                     (2,795)      (209)
   Inventories                                                                     (2,788)    (3,217)
   Accrued or refundable income taxes                                                 250      1,322
   Prepaid expenses and other current assets                                         (774)      (814)
   Accounts payable                                                                 2,395       (441)
   Accrued expenses                                                                   611       (282)
                                                                                  -------    -------
   Net cash provided by (used for) changes
   in operating assets and liabilities                                             (3,101)    (3,641)
                                                                                  -------    -------
   Net cash provided by (used for) operating activities                             1,982        (81)

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                         (1,758)    (3,060)
   (Increase) decrease in funds held by trustee for capital project                   321        117
   Other                                                                              356        883
                                                                                  -------    -------
   Net cash provided by (used for) investing activities                            (1,081)    (2,060)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                              1,900      3,800
   Repayment of borrowings                                                           (925)    (1,675)
   Cash dividends declared                                                             --         --
                                                                                  -------    -------
   Net cash provided by (used for) financing activities                               975      2,125
                                                                                  -------    -------

Increase (decrease) in cash and cash equivalents                                    1,876        (16)
Cash and cash equivalents, beginning of year                                        1,469      2,256
                                                                                  -------    -------
Cash and cash equivalents, end of period                                          $ 3,345    $ 2,240
                                                                                  =======    =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION
              -----------------------------------------------------
                                  JUNE 30, 1996
                                  -------------

NOTES
- -----

(1)      Summary of Significant Accounting Policies:
         ------------------------------------------

   Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the current year's classification.

(2)      Debt:
         ----

   Long-term debt as of June 30, 1996 and September 30, 1995 consisted of:

                                               June 31   Sept. 30
                                                 1996      1995
                                                 ----      ----

                                                 ($000 Omitted)

Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                            $2,400   $2,625

Note payable to bank, due in quarterly
  installments of $275,000, at the base rate
  plus 1/2%                                     2,650    3,350

Note payable to bank, due October 31, 1996,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                          1,000    1,000

Note payable to seller of Selectrons, Ltd.,
  at the base rate plus 1/2%                    2,000    2,000
                                               ------   ------
                                                8,050    8,975

Less - current maturities                       2,300    2,300
                                               ------   ------
                                               $5,750   $6,675
                                               ======   ======

   The Company has a $8 million revolving credit agreement subject to eligible working capital as defined, which expires January 1, 1998. As of June 30, 1996 the Company had $6.1 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1996. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate plus 1/4% and is payable quarterly. The average balance outstanding against the remaining capacity was $5.0 million and $3.7 million during the nine month period of 1996 and 1995, respectively.

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

   Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At June 30, 1996, tangible net worth exceeded the required minimum by $4.1 million.

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

(3)      Income Taxes:
         ------------

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

(4)      Deferred Federal Income Taxes:
         -----------------------------

   The Company has deferred to future periods the income taxes relating to timing differences between financial statement pre-tax income and taxable income.

(5)      Depreciation:
         ------------

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

(6)      Inventories:
         -----------

   The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1996 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,703,000 and $3,463,000 higher than reported at June 30, 1996 and September 30, 1995, respectively.

(7)      Postretirement Health Care Benefits:
         -----------------------------------

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

(9)      Basis of Presentation:
         ---------------------

   The accompanying financial information for the nine months ended June 30, 1996 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                 Three Months Ended     Nine Months Ended
                                        June 30              June 30
                                    1996 and 1995          1996 and 1995
                                    -------------          -------------
Net Sales of SIFCO
   Industries, Inc.               $5,421        31%      $12,417     24%

Cost of Sales                      3,493        24%        9,723     24%

Selling, General &
   Administrative                    655        25%          561      7%

Interest Income                       (9)      (24)%         (26)   (27)%

Interest Expense                       6         2%           83     11%

Other Expense, Net                   (10)      N/A            13    N/A

Reversal of Restructuring
   Charge to Income                   --        --        (1,512)   N/A

Income Before Income Taxes         1,268       634%          499     19%

Provision for Federal,
   Foreign & State Income Taxes      (32)      (29)%         (27)   (10)%

Net Income                        $1,300     1,444%      $   526     23%

MANAGEMENT'S DISCUSSION
- -----------------------

         We are pleased to report a strong improvement in net earnings for the third quarter ended June 30, compared to the same period last year. Earnings were $1,390,000, or $0.27 per share on sales of $23,142,000. This compares with net earnings of $90,000, or $0.02 per share on sales of $17,721,000 for the third quarter in 1995.

         Sales and earnings for the nine months ended June 30 were improved as well, with net earnings of $2,854,000, or $0.56 per share on sales of $63,509,000. In the same year-ago period, net earnings were $2,328,000, or $0.46 per share on sales of $51,092,000. (Earnings for the 1995 period include the reversal to income of $1,512,000 in restructuring expense.)

         Forge segment sales, both for the quarter and year-to-date, were up from the same year-ago periods -- 18% and 19% respectively -- while sales in our Specialty Products segment increased by 34% and 24% for those periods compared to 1995.

         Forge segment operating income (before corporate and interest expense) improved to $367,000 from $223,000 in the third quarter of 1995, and increased to $951,000 from $518,000 in the nine-month period last year. Specialty Products achieved a gain in operating income for both periods, increasing to $1,920,000 in the quarter from $557,000 last year and to $4,360,000 from $2,626,000 for the nine-month period in 1995.

         Bookings for both of our business segments have been reflecting the improving health of the airline industry we serve. The Air Transport Association has predicted a second straight year of record profits for the airlines, stimulated by the health of the global economy and increasing passenger traffic. Consequently, orders for new aircraft have surged and aircraft utilization has increased, producing both OEM and repair business. As a result, our bookings have increased to $29,000,000 for the quarter, up from $19,000,000 a year ago. Bookings for the nine months are $72,000,000 up from $54,000,000 in the same period last year. Backlog is $36,000,000, compared to $28,000,000 last year.

         We have adopted an expanded mission statement, and we believe that the commitment it declares to customer satisfaction sincerely expresses the priorities and concerns of SIFCO personnel worldwide. Those concerns and sense of priority also characterized negotiations between the company and bargaining unit employees and their ratification of new 3-year labor agreements in both business segments during the quarter.

         We continue to make excellent progress in expanding our customer base, and as the aerospace industry strengthens, we face the future with increasing confidence.

FINANCIAL ANALYSIS
- ------------------

         Net sales for the third quarter ended June 30, 1996 increased $5.4 million to $23.1 million from $17.7 million a year ago. Defense related sales were $4.3 million compared to $1.9 million a year ago. The Company reported net income of $1.4 million compared to $.09 million a year a year ago. Income from operations before corporate and interest expense increased to $2.3 million from $.8 million last year.

         Net sales for the nine months ended June 30, 1996 increased $12.4 million to $63.5 million from $51.1 million a year ago. Defense related sales were $10.5 million compared to $6.4 million a year ago. The Company reported a net income of $2.9 million compared to $.2.3 million a year ago. Income from operations before corporate and interest expense was $5.3 million compared to $4.7 million last year. Both operating income and net income for the 1995 nine month period benefited $1.5 million from the reversal, in the second quarter, of the reserve that was established in September 1993 for the restructuring of the Forge Group.

         Net interest expense for the third quarter was $.3 million for both periods. Year to date net interest expense was $.8 million compared to $.7 million last year.

         New orders received for the third quarter were $28.8 million up from $18.5 million a year ago. Year to date, new orders received were $72 million compared to $54 million a year ago.

         SPECIALTY PRODUCTS net sales for the third quarter increased $4.1 million to $15.9 million from $11.8 million a year ago. Specialty Products income from operations before corporate and interest expense increased to $1.9 million from $.6 million a year ago.

         SPECIALTY PRODUCTS net sales for the nine months increased $8.5 million to $44.4 million from $35.9 million a year ago. Specialty Products income from operation before corporate and interest expense increased to $ 4.4 million from $2.6 million a year ago.

         FORGING net sales for the quarter were $7.5 million compared to $6.4 million a year ago. Defense related sales were $4.0 million (53%) compared to $2.2 million (34%) a year ago. Forging operating profit before corporate and interest expense was $.4 million compared to $.2 million a year ago.

         FORGING net sales for the nine months were $19.6 million compared to $16.4 million a year ago. Forging operating profit before corporate and interest expense was $1.0 million compared to $2.0 million a year ago. Operating income for the 1995 nine month period benefited $1.5 million from the reversal, in the second quarter, of the reserve that was established in September 1993 for the restructuring of the Forge Group.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Working capital increased to $15.7 million at June 30, 1996 from $12.6 million at September 30, 1995. The current ratio was 1.7 at both June 30, 1996 and September 30, 1995. Total debt as a percentage of tangible shareholders' equity was 51.3% at June 30, 1996 compared to 53.9% at September 30, 1995.

Capital expenditures for the nine months were $1.8 million compared to $3.1 million a year ago.

The company considers it has adequate financing available to meet its requirements.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b) No report on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date              July 31, 1996                  /*/ Jeffrey P. Gotschall
                  -------------                 -------------------------
                                                   Jeffrey P. Gotschall
                                                   Chief Executive Officer

Date              July 31, 1996                  /*/ Richard A. Demetter
                  -------------                 -------------------------
                                                  Richard A. Demetter
                                                  Vice President - Finance
                                                 (Principal Accounting Officer)