Form 10-K
period 1996-09-30
SIFCO INDUSTRIES INC
filed 1996-12-20
CIK 90168

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 9/30/96                Commission file number 1-5978
                          -------                                       -------

                    SIFCO Industries, Inc., and Subsidiaries
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Ohio                                           34-0553950
---------------------------------                         ---------------------
(STATE OR OTHER JURISDICTION OF                             I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                            DENTIFICATION NO.)

        970 East 64th Street, Cleveland Ohio                      44103
--------------------------------------------                  -----------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code (216) 881-8600

Securities registered pursuant to Section 12(b) of the Act:
                                               NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                 WHICH REGISTERED
--------------------------------------------------------------------

     Common Shares, $1 Par Value                     American Stock Exchange
-------------------------------------             --------------------------

Securities registered pursuant to Section 12(g) of the Act:
-------------------------------------------------------------------------------

                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---  ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
          ---

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)


                     As of November 29, 1996 -- $32,948,632
--------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

                      As of November 30, 1996 -- 5,135,401
--------------------------------------------------------------------------------

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

Portions of the 1996 Annual Report to Shareholders (Part I, III, IV) Portions of the Proxy Statement for Annual Meeting of Shareholders on
 January 28, 1997
(Part I,II,III)

                                     PART I

ITEM 1. BUSINESS
                                   THE COMPANY
                                   -----------

         SIFCO Industries, Inc., an Ohio corporation (the "Company"), was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

         The Company is engaged in the production and sale of a variety of metal-working processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat treating, welding, machining and electroplating; and the products include forgings, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and electroplating solutions and equipment. The Company engages in international technology transfer and also has marketing expertise to provide worldwide sourcing and distribution of overseas manufacturers. The Company's operations are conducted in two segments: (1) specialty products and (2) forgings.

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

         There is excess capacity in many segments of the forging industry which the Company believes has the effect of increasing competition and limits the ability to raise prices. The Company feels, however, that its focus on quality and customer service help to give it an advantage in the markets it serves.

         Defense orders can be quite volatile year to year. The decline in defense spending had negatively impacted both sales and income of the Company over the recent past. Defense orders received in 1996 were $17.8 million compared to $4.4 million in 1995. Defense-related orders received in fiscal 1994 were approximately $11.5 million (including $7.0 million for a retrofit of the CH-46 helicopter). This compares to $6.0 million in 1993, $8.3 million in 1992 and $15.3 million in 1991.

         The performance of the domestic and international air transport industries directly and significantly impact our performance. The restructuring and down turn in the airline industry, over the past few years, has negatively impacted the sales and income of the Company by increasing price competition for the available business. Recently there has been a strong resurgence in the performance of the worldwide airlines industry. The Air Transport Association predicts a continuation of record profit levels for the industry.

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

         The identity and rankings of the Company's principal customers vary from year to year, and the Company relies on its ability to adapt its services and operations to changing requirements rather than on any high volume production of a particular item or group of items for a particular customer or customers. Sales to the Company's three largest customers were approximately $5.0 million, $3.9 million and $3.8 million, respectively. Sales to the Company's next two largest customers were $2.6 million and $2.0 million. Four of the aforementioned companies serve the airline transportation market and one ($2.0 million) the aerospace market. The Company believes that the total loss of sales of its largest customer or two or more of the four remaining customers mentioned above would result in a materially adverse impact on the business and income of the Company. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, one or more other customers have increased purchases avoiding a materially adverse impact on the business or financial results of the Company.

    The Company's backlog of orders was as follows:

                                                  9/30/96         9/30/95
                                                  -------         -------
                                                        ($000 omitted)
    Specialty products and services               $13,400         $ 9,000
    Forgings                                       29,500          19,600
                                                   ------         -------
                                                 $ 42,900         $28,600
                                                 ========         ========

         Approximately 2% of 1996's backlogs are on hold, and 12% are scheduled for delivery beyond fiscal year 1997.

         No material part of the Company's business is seasonal.

         Information concerning the Company's business and its reportable business segments as set forth on pages 5, 6 and 16, respectively, of the 1996 Annual Report to Shareholders is incorporated herein by reference.

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

                                    EMPLOYEES
                                    ---------

         The number of the Company's employees increased from 615 at the beginning of the fiscal year to 684 at the end of the fiscal year.

ITEM 2. PROPERTIES

         The Company's fixed assets include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. The Company's plants, machinery and equipment are in good operating condition, are well-maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets capitalized as of September 30, 1996 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations.

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

         The Company also leases space for sales offices and/or its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; and Tacoma, Washington. Selective Plating also leases sales office space in Saint-Maur, France.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to pages 1, 7 and 11 of the Annual Report to Shareholders for the year ended September 30, 1996. As of November 1, 1996, the Company had 814 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to page 7 of the Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to pages 5 and 6 of the Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are incorporated herein by reference to pages 8 through 16, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1996.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

          The information required by Item 10 as to Directors of the Registrant, is incorporated herein by reference to the information set forth on pages 4 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997.


             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
             ------------------------------------------------------

          The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The officers listed below were elected January 30, 1996.


Name                         Age      Title and Business Experience
----                         ---      -----------------------------

Charles H. Smith, Jr. (1)    76       Director since 1941; Chairman of the
                                      Board; Mr. Smith previously served the
                                      Company as its Chief Executive Officer
                                      from January 1943 until February 1983.

Jeffrey P. Gotschall (1)     48       Director since October 1986; Chief
                                      Executive Officer since July 1990;
                                      President since October 1989 and Chief
                                      Operating Officer from October 1986 to
                                      July 1990; Mr. Gotschall previously
                                      served the Company from October 1986
                                      through September 1989 as Executive Vice
                                      President and from May 1985 through
                                      February 1989 as President of SIFCO
                                      Turbine Component Services.

George D. Gotschall (1)      76       Director from 1950 to 1958 and
                                      continuously since 1962; Mr. Gotschall is Assistant Secretary of the Company and previously served the Company until
                                      February 1983 as Vice
                                      President--International and Treasurer.

Richard A. Demetter          56       Vice President-Finance since January 1979;
                                      Chief Financial Officer since January
                                      1984, and previously Controller from
                                      November 1976 to January 1984.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (continued)

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (CONTINUED)
------------------------------------------------------------------

Name                         Age      Title and Business Experience
----                         ---      -----------------------------

Hudson D. Smith (1)          45       Director since 1988.  Treasurer of the
                                      Company since 1983; Vice President and
                                      General Manager of SIFCO Forge Group since
                                      February 1995; General Manager of SIFCO
                                      Forge Group's Cleveland Operations from
                                      October 1989 through January 1995; Group
                                      General Sales Manager of SIFCO Forge Group from July 1985 through September 1989.

Timothy V. Crean             47       Managing Director of the SIFCO Turbine
                                      Components Group since October 1995, and
                                      Managing Director of SIFCO Turbine
                                      Components, Ltd. since November 1986.

Mara L. Babin, Esq.          46       Secretary since July 1980, and General
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

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to pages 10 through 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the information set forth on pages 2 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1)  Financial Statements:
                   ---------------------

          The following consolidated financial statements and related notes of the Registrant and its subsidiaries contained on pages 8 through 16, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1996, are incorporated herein by reference.

          Consolidated Balance Sheets - September 30, 1996 and 1995.

          Consolidated Statements of Income for the Years Ended September 30, 1996, 1995 and 1994.

          Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements for the Years Ended September 30, 1996, 1995 and 1994.

          Report of Independent Public Accountants.

          (a) (2)  Financial Statement Schedules:
                   ------------------------------

          Report of Independent Public Accountants on the Financial Statement Schedules.

          Schedule II      --       Allowance for Doubtful Accounts for the
                                    Years Ended September 30, 1996, 1995 and
                                    1994.

          All schedules, other than Schedules II are omitted since the information is not required or is otherwise furnished.

        (a)   (3)     Exhibits:
                      -----------

       **     (3)     Second Amended Articles of Incorporation, as amended, and
                      Amended Code of Regulations.

      ***     (4)     Instruments defining the rights of security holders.
                      Reference is made to Exhibit (3) above and to Note 2, page 10 of the 1986 Annual Report to Shareholders.

     ****     (9)     Voting Trust Agreement, as amended.

             (10)     Material Contracts:

     *****)   (a)     1989 Stock Option Plan
       #      (b)     Incentive Compensation Plan, as amended and restated
       #      (c)     Deferred Compensation Program, as amended and restated
      ****)   (d)     Form of Indemnification Agreement between the Registrant
                      and each of its Directors and Executive Officers
         *)   (e)     1994 Phantom Stock Plan

             (13)     1996 Annual Report to Shareholders

    *****    (21)     Subsidiaries of the Registrant

             (23)     Consent of Arthur Andersen LLP

             (24)     Powers of Attorney

         *) Incorporated herein by reference to Exhibit A to the Proxy Statement for the
                      Annual Meeting of Shareholders held January 31, 1995.
        **)           Incorporated herein by reference to Form 10-K, September
                      30, 1986
       ***)           Incorporated herein by reference to Form 10-K, September
                      30, 1987
      ****)           Incorporated herein by reference to Form 10-K, September
                      30, 1988
     *****)           Incorporated herein by reference to Form 10-K, September
                      30, 1989
       #              Incorporated herein by reference to Form 10-K, September
                      30, 1995


        (b)   (1)     Reports on Form 8-K
                      -------------------

                No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1996.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SIFCO INDUSTRIES, INC.



                                              By: /s/ Richard A. Demetter
                                                 ------------------------------
                                              Richard A. Demetter
                                              Chief Accounting Officer
                                              Date: December 18, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 18, 1996 by the following persons on behalf of the Registrant in the capacities indicated.

/*/ Charles H. Smith, Jr.                            /*/ Richard S. Gray
---------------------------                          ---------------------------
Charles H. Smith, Jr.                                Richard S. Gray
Chairman of the Board;                               Director
Director

/*/ Jeffrey P. Gotschall                             /*/ William R. Higgins
---------------------------                          ---------------------------
Jeffrey P. Gotschall                                 William R. Higgins
President; Chief Executive Officer;                  Director
Director

/*/ Richard A. Demetter                              /*/ David V. Ragone
---------------------------                          ---------------------------
Richard A. Demetter                                  David V. Ragone
Vice President-Finance; Chief Financial Officer      Director

/*/ George D. Gotschall                              /*/ Thomas J. Vild
---------------------------                          ---------------------------
George D. Gotschall                                  Thomas J. Vild
Assistant Secretary; Director                        Director

/*/ Hudson D. Smith                                  /*/ J. Douglas Whelan
---------------------------                          ---------------------------
Hudson D. Smith                                      J. Douglas Whelan
Treasurer; Director                                  Director

                                                     /s/ Richard A. Demetter
                                                     ---------------------------

                                                     Richard A. Demetter
                                                     ---------------------------
                                                     (Attorney in Fact)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                      ON THE FINANCIAL STATEMENT SCHEDULES







To the Board of Directors and Shareholders of SIFCO Industries, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SIFCO Industries, Inc. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP





Cleveland, Ohio,
October 24, 1996.

                                                                     SCHEDULE II



                             SIFCO INDUSTRIES, INC.
                                AND SUBSIDIARIES
                        ALLOWANCES FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30 1996, 1995, AND 1994
                                 ($000 omitted)





                                                   1996        1995         1994
                                                   ----        ----         ----

BALANCE
  BEGINNING OF PERIOD                             $ 726       $ 538       $ 868

Additions
  Charged to costs and expenses                      43          86          54

Deductions - accounts
  determined to be uncollectible                   (117)        (19)       (438)

Recoveries of fully reserved accounts                68         ---         ---
Exchange rate changes and other                     (11)        121          54
                                                  -----       -----       -----

BALANCE
  END OF PERIOD                                   $ 709       $ 726       $ 538
                                                  =====       =====       =====