Form 10-Q
period 1996-12-31
SIFCO INDUSTRIES INC
filed 1997-02-07
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   December 31, 1996    Commission File Number    1-5978
                  --------------------                           ---------


                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                          34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


  970 East 64th Street, Cleveland, Ohio                      44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code          (216) 881-8600
                                                            --------------


                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

--------------------------------------------------------------------------------

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

   Class                                Outstanding at January 31, 1997
------------                           ---------------------------------

Common Stock, $1 Par Value                       5,137,044

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                       Dec 31            Sept. 30
                                                                         1996              1996
                                                                         ----              ----

                                              ASSETS

Current Assets
  Cash & Cash Equivalents                                             $ 1,850              $ 2,130
  Accounts Receivable, Net                                             19,193               17,929
  Inventories
    Raw Materials & Supplies                                            5,164                5,067
    Work-in-Process & Finished Goods                                   13,024               12,722
                                                                      -------              -------
                                                                       18,188               17,789
Refundable Income Taxes                                                   -0-                  193
Prepaid Expenses and Other Current Assets                               1,001                  627
                                                                      -------              -------
         TOTAL CURRENT ASSETS                                          40,232               38,668

Property, Plant & Equipment, Net                                       23,686               23,200
Goodwill, Net of Amortization                                           3,951                3,980
Other Non-Current Assets                                                2,162                2,122
                                                                      -------              -------
                  TOTAL ASSETS                                        $70,031              $67,970
                                                                      =======              =======


                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                     2,256                2,500
  Accounts Payable                                                      7,152                9,402
  Accrued Expenses                                                      4,500                5,906
  Accrued Income Taxes                                                    186                  -0-
                                                                      -------              -------
         TOTAL CURRENT LIABILITIES                                     14,094               17,808

  Long-Term Debt - Less Current Portion                                14,144               10,575

Deferred Federal Income Taxes and Other                                 3,692                3,630

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                --                   --
   Common Shares, Par Value $1 Per Share                                5,135                5,127
   Paid-in-Surplus                                                      6,024                5,978
   Retained Earnings                                                   26,942               24,852
                                                                      -------              -------
         TOTAL SHAREHOLDERS' EQUITY                                    38,101               35,957

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $70,031              $67,970
                                                                      =======              =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                      Three Months Ended
                                                         December 31
                                                    1996             1995
                                                    ----             ----

Net Sales of SIFCO
   Industries, Inc.                              $ 23,761         $ 18,271

Cost & Expenses
   Cost of Goods Sold                              18,909           14,986
   Selling, General &
     Administrative Expense                         3,054            2,594
   Interest Income                                    (34)             (15)
   Interest Expense                                   318              280
   Other (Income) Expense, Net                         37                6

Total Costs & Expenses                             22,284           17,851

Income Before Income Taxes                          1,477              420

Provision for Federal, Foreign
  & State Income Taxes                                379               58
                                                 --------         --------

Net Income                                       $  1,098         $    362
                                                 ========         ========


Net Income Per Share                             $    .21         $    .07


Average Shares Outstanding                          5,174            5,104

Cash Dividends per Common Share                  $   --           $   --



See accompanying notes to consolidated condensed financial statements.

                                               SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           ($000 Omitted)

                                                                                Three Months Ended
                                                                                     December 31
                                                                                 1996          1995
                                                                                 ----          ----
Net cash provided by (used for) operating activities:
Net income (loss)                                                              $ 1,098      $   362
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                   951          851
   Deferred income taxes and other                                                  62         (109)
                                                                               -------      -------

   Subtotal                                                                      2,111        1,104

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                                  (1,264)          45
   Inventories                                                                    (399)        (948)
   Accrued or refundable income taxes                                              379           58
   Prepaid expenses and other current assets                                      (374)        (128)
   Accounts payable                                                             (2,250)        (616)
   Accrued expenses                                                             (1,406)        (100)
                                                                               -------      -------
   Net cash provided by (used for) changes
   in operating assets and liabilities                                          (5,314)      (1,689)
                                                                               -------      -------

   Net cash provided by (used for) operating activities                         (3,203)        (585)

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                        (783)        (341)
   (Increase) decrease in funds held by trustee for capital project               --            144
   Other                                                                           381         (304)
                                                                               -------      -------

   Net cash provided by (used for) investing activities                           (402)        (501)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                           3,900        1,000
   Repayment of borrowings                                                        (575)        (225)
   Cash dividends declared                                                        --           --
                                                                               -------      -------

   Net cash provided by (used for) financing activities                          3,325          775
                                                                               -------      -------

Increase (decrease) in cash and cash equivalents                                  (280)        (311)
Cash and cash equivalents, beginning of year                                     2,130        1,469
                                                                               -------      -------
Cash and cash equivalents, end of period                                       $ 1,850      $ 1,158
                                                                               =======      =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                DECEMBER 31, 1996

NOTES
-----

(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the 1997 classification.

(2)      Debt:
         -----

   Long-term debt as of December 31, 1996 and September 30, 1996 consisted of:

                                                          Dec 31       Sept. 30
                                                           1996          1996
                                                           ----          ----

                                                             ($000 Omitted)
Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                                      $ 2,200      $ 2,300

Note payable to bank, due in quarterly
  installments of $214,000, at the base rate               6,000        2,375

Note payable to bank, due October 31, 1996,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                                     1,000        1,000

Note payable to seller of acquired business
  at the base rate plus 1/2%                               1,000        1,000

Note payable under revolving credit
  agreement, at the base rate                              6,200        6,400
                                                         -------      -------
                                                         $16,400      $13,075

Less - current maturities                                  2,256        2,500
                                                         -------      -------

                                                         $14,144      $10,575
                                                         =======      =======

The Company has a $9 million revolving credit agreement subject to eligible working capital as defined, which expires March 31, 1999. As of December 31, 1996 the Company had $6.2 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1997. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate and is payable quarterly. The average balance outstanding against the revolving credit was $7.8 million and $4.2 million and during the three month period of fiscal 1997 and 1996, respectively. The balances outstanding under this credit agreement have been classified as long term debt.

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

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At December 31, 1996, tangible net worth exceeded the required minimum by $5.8 million.

As part of a previous acquisition, the seller provided financing in the form of unsecured installment notes. These notes bear interest at the base rate plus 1/2%, payable and adjustable quarterly. The final principal payment of approximately $1 million is due July 1, 1997.

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

5)       Depreciation:
         -------------

For financial reporting purposes, the Company provides for depreciation of plant and equipment, principally by the straight-line method, at annual rates sufficient to amortize the cost over its estimated useful life. For tax purposes, the Company uses various accelerated methods and, accordingly, provides for the related deferred taxes. The principal rates of depreciation for financial reporting purposes are: buildings 2% to 5%, and machinery and equipment 5% to 33-1/3%.

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1996 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,570,000 and $3,570,000 higher than reported at December 31, 1996 and September 30, 1996, respectively.

(7)      Other Income
         ------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(8)      Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the three months ended December 31, 1996 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

The Company prepares its financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect amounts reported in the financial statements for the reporting period. Actual results could differ from those based upon such estimates and assumptions. These estimates and assumptions are revised as necessary.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF THE CONSOLIDATED CONDENSED STATEMENTS OF INCOME

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                              Three Months Ended
                                                     Dec 31
                                                 1996 and 1995

                                           -------------------------
Net Sales of SIFCO
   Industries, Inc.                        $ 5,490               30%

Cost of Sales                                3,923               26%

Selling, General &
   Administrative                              460               18%

Interest Income                                 19              127%

Interest Expense                                38               14%

Other Income, Net                              (31)              --

Income Before Income Taxes                   1,057              252%

Provision for Federal,
   Foreign & State Income Taxes                321              553%

Net Income                                 $   736              203%

MANAGEMENT'S DISCUSSION
-----------------------

We are very pleased to report an excellent beginning for our new fiscal year. Compared to the first quarter last year, net sales substantially improved, bookings were up $13 million to $32 million, and net income increased 200%.

Profit before tax was $1,477,000 on sales of $23,761,000 for the quarter. This compares to a profit before tax of $420,000 on sales of $18,271,000 for the same period last year. Net earnings were $1,098,000 or $0.21 per share compared to $362,000 or $0.07 per share a year ago.

The aerospace markets we serve are continuing to experience a strong resurgence. All of this, of course, is very good news. The increase in aircraft production and flight activity has expanded the demand for original equipment products as well as turbine component repairs. As a result of our long-term focus on a variety of market development programs, we are now able to respond to those growing needs with a greater variety of products and services worldwide.

The Forging segment continues to benefit from the increase in build rates for commercial aircraft. Their backlog and bookings are both improved compared to last year. In order to meet the strong surge of incoming business, they have hired additional personnel in areas where production bottlenecks were threatening to develop. Because of the streamlined work programs instituted during their restructuring phase, they have been able to hold the total workforce increases to a minimum and still meet the needs of their customers.

In addition to components for commercial airlines, the Forge is also providing parts for many military aircraft including the new F-18E/F by McDonnell Douglas. They have also become a major supplier to most helicopter manufacturers and are producing forged components for Bell/Boeing's V-22 Osprey, Sikorsky's S76 and Blackhawk, the Boeing CH-46 and CH-47 Chinook, as well as models by Bell Helicopter, Schweizer and Mitsubishi.

Our Specialty Products segment was substantially improved in sales and earnings compared to a year ago. Turbine Component personnel continued to develop additional repair programs, particularly for the latest generation of aircraft powerplants such as the Rolls-Royce Trent engine, Pratt & Whitney's PW4000 and International Aero Engine's V2500. Other Specialty Product operations have been continuing to develop additional products and services in selective plating as well as OEM machining applications. These programs support strategic efforts to anticipate the future needs of the diverse markets we serve.

A creative and experienced team serves as the foundation of any business enterprise. In this regard we are well served. Our collective expertise gathered additional strength in December when Arthur M. Greenberg joined SIFCO as General Manager and leader of our Selective Plating team. He has over 27 years experience in industrial electrochemistry management, sales and technical development. We are pleased to welcome Arthur to our SIFCO family.

We are confident that the resurgence of the aerospace industry will continue to strengthen the demand for our products and services. We are also confident that our SIFCO team will continue to respond to the accelerated needs of our customers with the same expertise and dedicated service that has become the hallmark of our company in all of the markets we serve worldwide.

FINANCIAL ANALYSIS
------------------

         Net sales for the first quarter ended December 31, 1996 increased to $23.8 million from $18.3 million a year ago or 30%. Defense related sales were $3.1 million compared to $2.1 million a year ago. The Company reported net income of $1.1 million compared to $.4 million a year ago.

         Net interest expense increased to $.284 million from $.265 million a year ago, reflecting additional borrowing for increased working capital needed to support additional sales.

         New orders received increased to $32 million from $19 last year.

         SPECIALTY PRODUCTS net sales increased to $15.7 million from $13.2 million last year. Specialty Products income from operations before corporate and interest expense increased to $1.4 million compared to $.8 million last year.

         FORGING segment sales increased to $8.1 million from $5.2 million last year. Defense related sales were $3.1 million (38%) compared to $1.8 million (35%) last year. Forging income from operations before corporate and interest expense was $.8 million compared to $.2 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $26.1 million at December 31, 1996 and $20.9 million at September 30, 1996. The current ratio for the same period was 2.9 and 2.1 respectively. Total debt as a percentage of tangible shareholders' equity was 52.7% at December 31, 1996 compared to 43.5% at September 30, 1996.

In December 1996, the Company refunded the two outstanding term loans it had with its lead bank into a new $6 million, five-year term loan and reduced the amount of its revolving credit to $9 million from $10 million. The net result was approximately a $3 million increase in the credit facility.

The Company has borrowed $6.2 million against its revolving credit line of $9.0 million at December 31, 1996. The Company considers it has adequate financing available to meet its needs through the current year.

                          PROVISION FOR TAXES ON INCOME
                          -----------------------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

Item 6.    Exhibits and Reports on Form 8-K

           (a)The following Exhibits are included herein:

                    Exhibit 27 Financial Data Schedule

           (b)No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date    February 6, 1997                   /*/ Jeffrey P. Gotschall
        ----------------                 --------------------------
                                             Jeffrey P. Gotschall
                                             Chief Executive Officer

Date    February 6, 1997                   /*/ Richard A. Demetter
        ----------------                 -------------------------
                                             Richard A. Demetter
                                            Vice President - Finance
                                          (Principal Accounting Officer)