Form 10-Q
period 1997-03-31
SIFCO INDUSTRIES INC
filed 1997-05-01
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   March 31, 1997            Commission File Number  1-5978
                  -----------------                                   --------


                    SIFCO Industries, Inc., and Subsidiaries
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)


       Ohio                                          34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification No.)

  970 East 64th Street, Cleveland, Ohio                 44103
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code           (216) 881-8600
                                                             --------------


                                      None

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---  ---

     Class                                     Outstanding at April 25, 1997
-------------                                  ------------------------------

Common Stock, $1 Par Value                              5,137,751

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------

Financial Statements:


         Consolidated Condensed Balance Sheets --
           March 31, 1997, and September 30, 1996                            2

         Consolidated Condensed Statements of Income --
           Three Months and Six Months Ended
           March 31, 1997 and 1996                                           3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Six Months Ended
           March 31, 1997 and 1996                                           4

         Notes to Consolidated Condensed
          Financial Statements                                             5,6,7

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                    8,9,10

         Other Information and Signatures                                   11

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                              Mar 31         Sept. 30
                                                               1997            1996
                                                               ----            ----

                                          ASSETS
                                          ------
Current Assets
  Cash & Cash Equivalents                                      $2,296         $2,130
  Accounts Receivable, Net                                     20,825         17,929
  Inventories
    Raw Materials & Supplies                                    5,861          5,067
    Work-in-Process & Finished Goods                           12,523         12,722
                                                              -------        -------
                                                               18,384         17,789
Refundable Income Taxes                                           -0-            193
Prepaid Expenses and Other Current Assets                       1,249            627
                                                              -------        -------
         TOTAL CURRENT ASSETS                                  42,754         38,668

Property, Plant & Equipment, Net                               22,998         23,200
Goodwill, Net of Amortization                                   3,922          3,980
Other Non-Current Assets                                        1,982          2,122
                                                              -------        -------
                  TOTAL ASSETS                                $71,656        $67,970
                                                              =======        =======


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                             2,256          2,500
  Accounts Payable                                              9,137          9,402
  Accrued Expenses                                              6,233          5,906
  Accrued Income Taxes                                            361            -0-
                                                              -------        -------
         TOTAL CURRENT LIABILITIES                             17,987         17,808

  Long-Term Debt - Less Current Portion                        11,944         10,575

Deferred Federal Income Taxes and Other                         3,423          3,630

Shareholders' Equity
   Serial Preferred Shares - No Par Value                          --             --
   Common Shares, Par Value $1 Per Share                        5,138          5,127
   Paid-in-Surplus                                              6,027          5,978
   Retained Earnings                                           27,137         24,852
                                                              -------        -------
         TOTAL SHAREHOLDERS' EQUITY                            38,302         35,957

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    $71,656        $67,970
                                                              =======        =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)



                                      Three Months Ended         Six Months Ended
                                           March 31                  March 31
                                     1997           1996        1997             1996
                                     ----           ----        ----             ----

Net Sales of SIFCO
   Industries, Inc.                 $ 27,122      $ 22,096      $ 50,883      $ 40,367

Cost & Expenses
   Cost of Goods Sold                 21,757        17,621        40,666        32,607
   Selling, General &
     Administrative Expense            3,271         2,967         6,325         5,561
   Interest Income                       (25)          (28)          (59)          (43)
   Interest Expense                      306           298           624           578
   Other (Income) Expense, Net             4            20            41            26
                                    --------      --------      --------      --------

Total Costs & Expenses                25,313        20,878        47,597        38,729

Income Before Income Taxes             1,809         1,218         3,286         1,638

Provision for Federal, Foreign
  & State Income Taxes                   383           116           762           174
                                    --------      --------      --------      --------

Net Income                          $  1,426      $  1,102      $  2,524      $  1,464
                                    ========      ========      ========      ========


Net Income Per Share                $    .28      $    .22      $    .49      $    .29

Average Shares Outstanding             5,189         5,120         5,181         5,111

Cash Dividends per Common Share     $     --      $     --      $     --      $     --



See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                  Six Months Ended
                                                                                      March 31
                                                                                  1997         1996
                                                                                  ----         ----
Net cash provided by (used for) operating activities:
Net income                                                                       $ 2,524      $ 1,464
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                   1,925        1,642
   Deferred income taxes and other                                                  (207)        (231)
                                                                                 -------      -------

   Subtotal                                                                        4,242        2,875

Net cash provided by (used for) changes in operating assets and liabilities:
   Receivables                                                                    (2,896)      (2,187)
   Inventories                                                                      (595)      (1,455)
   Accrued or refundable income taxes                                                554          173
   Prepaid expenses and other current assets                                        (622)        (365)
   Accounts payable                                                                 (265)         828
   Accrued expenses                                                                  327          272
                                                                                 -------      -------
   Net cash provided by (used for) changes
         in operating assets and liabilities                                      (3,497)      (2,734)
                                                                                 -------      -------

   Net cash provided by (used for) operating activities                              745          141

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                        (1,862)      (1,044)
   (Increase) decrease in funds held by trustee for capital project                   --          210
   Other                                                                             158         (273)
                                                                                 -------      -------

   Net cash provided by (used for) investing activities                           (1,704)      (1,107)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                             1,600        1,300
   Repayment of borrowings                                                          (475)        (575)
   Cash dividends declared                                                            --           --
                                                                                 -------      -------

   Net cash provided by (used for) financing activities                            1,125          725
                                                                                 -------      -------

Increase (decrease) in cash and cash equivalents                                     166         (241)
Cash and cash equivalents, beginning of year                                       2,130        1,469
                                                                                 -------      -------
Cash and cash equivalents, end of period                                         $ 2,296      $ 1,228
                                                                                 =======      =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                 MARCH 31, 1997

NOTES


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


(2)      Debt:
         -----

Long-term debt as of March 31, 1997 and September 30, 1996 consisted of:


                                                           March 31       Sept. 30
                                                             1997           1996
                                                             ----           ----

                                                               ($000 Omitted)
Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                                        $ 2,100       $ 2,300

Note payable to bank, due in quarterly
  installments of $214,000, at the base rate                 6,000         2,375

Note payable to bank, due October 31, 1997,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                                       1,000         1,000

Note payable to seller of acquired business
  at the base rate plus 1/2%                                 1,000         1,000

Note payable under revolving credit
  agreement, at the base rate                                4,100         6,400
                                                           -------       -------
                                                           $14,200       $13,075

Less - current maturities                                    2,256         2,500
                                                           -------       -------

                                                           $11,944       $10,575
                                                           =======       =======

The Company has a $9 million revolving credit agreement subject to eligible working capital as defined, which expires March 31, 1999. As of March 31, 1997 the Company had $4.1 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1997. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate and is payable quarterly. The average balance outstanding against the revolving credit was $6.2 million and $4.6 million and during the six month period of fiscal 1997 and 1996, respectively. The balances outstanding under this credit agreement have been classified as long term debt.

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

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At March 31, 1997, tangible net worth exceeded the required minimum by $6.7 million.

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1997 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,770,000 and $3,570,000 higher than reported at March 31, 1997 and September 30, 1996, respectively.

(7)      Other Income:
         -------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(8)      Earnings Per Share:
         -------------------

In March 1997, the Financial Accounting Standards Board issued SFAS 128 on "Earnings Per Share." SFAS 128 will change the manner in which earnings per share is computed effective in fiscal year 1998 and applied retroactively. Management's preliminary estimates are that adoption of SFAS 128 will not have a material impact on earnings per share as previously reported under the earlier accounting standard.

(9)       Basis of Presentation and Management Estimates:
          -----------------------------------------------

The accompanying financial information for the six months ended March 31, 1997 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                           Three Months Ended     Six Months Ended
                                                 March 31             March 31
                                              1997 and 1996         1997 and 1996

                                              -------------         -------------
Net Sales of SIFCO
Industries, Inc.                            $ 5,026      23%     $10,516      26%

Cost of Sales                                 4,136      23%       8,059      25%

Selling, General &
Administrative                                  304      10%         764      14%

Interest Income                                  (3)   (11)%          16      37%

Interest Expense                                  8       3%          46       8%

Other Income, Net                               (16)   (80)%          15      58%

Income Before Income Taxes                      591      49%       1,648     101%

Provision for Federal,
Foreign & State Income Taxes                    267     230%         588     338%

Net Income                                      324      29%       1,060      72%


MANAGEMENT'S DISCUSSION
-----------------------

         As we complete the first half of fiscal 1997, it appears current sales trend could be propelling us to our first $100 million sales year.

         During the second quarter ended March 31, net sales increased 23% to $27 million compared to $22 million last year. Net sales for the 6-month period improved 26% to $51 million from $40 million in the same period in 1996. Incoming orders attest to the strength of our aerospace markets climbing to $28 million from $25 million during the quarter and to $60 million during the 6 months from $44 million last year. The net sales and incoming order volume strongly support our hope of achieving our first $100 million sales year.

         Profit before tax for the second quarter increased 49% to $1,809,000 from $1,218,000, while earnings per share increased 27% to $0.28 compared to $0.22 in the 1996 quarter. Profit before tax for the 6 months doubled at $3,286,000 from $1,638,000 and earnings per share were $0.49 for an improvement of 69% compared to the 6 months in 1996.

         We have achieved an expansion of our capabilities to service new generation power plants by GE, CFMI, Pratt & Whitney and Rolls-Royce. As a result, our Specialty Products segment through its Turbine Group has established itself as a world class provider of repairs for hot section vanes, blades and related components, such as those pictured below.

         The hot section of the turbine engine is positioned directly behind the area where combustion occurs and is exposed to temperatures that can exceed 20000 F. The elements within the hot section include one or more stages of alternate stationary and rotating airfoil section blades. The rotating blades are carried on discs and the stationary blades (called nozzle guide vanes) are housed in the turbine casing. These vanes and blades direct the flow of super hot gases and provide rotational energy for the compressor stages at the front of the engine which feed the entire process with air at high pressure. The vanes and blades in each engine number in the hundreds and are subjected to extremes of high temperature and pressure. Our repair service, using a variety of state-of-the-art metalworking technologies can restore these components to like-new specifications while providing substantial savings to our customers.

         The Forge segment has greatly enhanced its reputation as a top-ranked supplier of aerospace forgings from exotic alloys. They are able to provide cost-competitive value on part weights from as little as 2 pounds to as much as 400 pounds, and on lot orders as small as a dozen pieces. This flexibility is much in demand by aerospace customers.

         Throughout the Company we will continue to direct our efforts to provide products and services for the most contemporary needs of new generation aircraft and powerplants. These efforts are not only leading us to our first $100 million sales year in fiscal 1997, but also to opportunities for enhancing shareholders' value in the years ahead.

FINANCIAL ANALYSIS
------------------

         Net sales for the second quarter ended March 31, 1997 increased $5.0 to $27.1 million from $22.1 million a year ago or 23%. Defense related sales were $3.8 million compared to $3.9 million last year. The Company reported profit before tax of $1.8 million compared to $1.2 million last year and net income of $1.4 million and $1.1 million, respectively.

         Net sales for the six months ended March 31, 1997 increased $10.5 million to $50.9 million from $40.4 million a year ago or 26%. Defense-related sales were $7.3 million compared to $6.0 million last year. The Company reported profit before tax of $3.3 million compared to $1.6 million last year and net income of $2.5 and $1.5 million, respectively.

         Operating income before corporate and interest expense for the quarter was $2.8 million compared to $1.9 million last year and $5.1 million year-to-date compared to $3.0 million last year.

         Net interest expense was $.3 million, the same as the quarter last year. Year-to-date net interest expense was $.6 million compared to $.5 million last year.

         New orders received increased against last year for both the second quarter and the six months. New orders for the second quarter were $27.8 million compared to last year's $25.0 million and $59.9 million compared to $44.2 million last year.

         SPECIALTY PRODUCTS net sales for the quarter increased by $1.7 million to $17.1 million from $15.4 Million (11%). Defense-related sales were not significant. Specialty Products income from operations before corporate and interest expense increased to $2.0 million from $1.6 million last year.

         SPECIALTY PRODUCTS net sales for the six months increased to $32.9 million from $28.6 million (15%). Specialty Products income from operations before corporate and interest expense increased $1.0 million to $3.4 million from $2.4 million last year.

         FORGING segment sales for the quarter increased $3.3 million to $10.1 million from $6.8 million last year (48%). Defense-related sales were $3.8 million (38%) compared to $3.5 million (51%) last year. Forging income from operations before corporate and interest expense was $.8 million compared to $.3 million last year.

         FORGING segment sales for the six months increased $6.2 million to $18.2 million from $12.0 million (51%). Defense-related sales were $6.6 million (36%) compared to $5.3 million (44%) last year. Forging income from operations before corporate and interest expense was $1.6 million compared to $.6 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital increased to $24.8 million at March 31, 1997, compared to $20.9 million at September 30, 1996. The current ratio was 2.4 and 2.2 respectively. Total debt as a percentage of tangible shareholders' equity was 43.4% at March 31, 1997 compared to 43.5% at September 30, 1996. Capital expenditures for the six months were $1.9 million compared to $1.0 million a year ago. The Company considers it has adequate financing available to meet its needs for the year.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b)No report on Form 8-K was filed during the quarter ended March 31, 1997.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                             ----------------------
                                  (Registrant)



Date     April 25, 1997
         --------------      ---------------------------------
                                 Jeffrey P. Gotschall
                                 Chief Executive Officer




Date     April 25, 1997
         --------------      ---------------------------------
                                 Richard A. Demetter
                                 Vice President - Finance
                                 (Principal Accounting Officer)

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b)No report on Form 8-K was filed during the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date    April 25, 1997                    /s/ Jeffrey P. Gotschall
        --------------                    --------------------------
                                          Jeffrey P. Gotschall
                                          Chief Executive Officer




Date    April 25, 1997                    /s/ Richard A. Demetter
        --------------                    -------------------------
                                          Richard A. Demetter
                                          Vice President - Finance
                                          (Principal Accounting Officer)