Form 10-Q
period 1997-06-30
SIFCO INDUSTRIES INC
filed 1997-07-30
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1997              Commission File Number     1-5978
                  ----------------                                      --------


                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                        34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 970 East 64th Street, Cleveland, Ohio                      44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (216) 881-8600
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

     Class                                  Outstanding at July 25, 1997
-------------------                         ----------------------------
Common Stock, $1 Par Value                         5,149,354

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     --------

Financial Statements:

         Consolidated Condensed Balance Sheets --
           June 30, 1997, and September 30, 1996                         2

         Consolidated Condensed Statements of Income --
           Three Months and Nine Months Ended
           June 30, 1997 and 1996                                        3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Nine Months Ended
           June 30, 1997 and 1996                                        4

         Notes to Consolidated Condensed
          Financial Statements                                         5,6,7

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                 8,9,10

         Other Information and Signatures                                11

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                June 30     Sept. 30
                                                                  1997        1996
                                                                -------      ------
                                     ASSETS

Current Assets
  Cash & Cash Equivalents                                       $ 2,002      $ 2,130
  Accounts Receivable, Net                                       22,629       17,929
  Inventories
    Raw Materials & Supplies                                      6,160        5,067
    Work-in-Process & Finished Goods                             12,242       12,722
                                                                -------      -------
                                                                 18,402       17,789
Refundable Income Taxes                                             -0-          193
Prepaid Expenses and Other Current Assets                         1,018          627
                                                                -------      -------
         TOTAL CURRENT ASSETS                                    44,051       38,668

Property, Plant & Equipment, Net                                 23,037       23,200
Goodwill, Net of Amortization                                     3,893        3,980
Other Non-Current Assets                                          1,883        2,122
                                                                -------      -------
                  TOTAL ASSETS                                  $72,864      $67,970
                                                                =======      =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                               2,256        2,500
  Accounts Payable                                                9,248        9,402
  Accrued Expenses                                                7,358        5,906
  Accrued Income Taxes                                              520          -0-
                                                                -------      -------
         TOTAL CURRENT LIABILITIES                               19,382       17,808

  Long-Term Debt - Less Current Portion                          10,630       10,575

Deferred Federal Income Taxes and Other                           3,242        3,630

Shareholders' Equity
   Serial Preferred Shares - No Par Value                            --           --
   Common Shares, Par Value $1 Per Share                          5,149        5,127
   Paid-in-Surplus                                                6,045        5,978
   Retained Earnings                                             28,416       24,852
                                                                -------      -------
         TOTAL SHAREHOLDERS' EQUITY                              39,610       35,957

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $72,864      $67,970
                                                                =======      =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                        Three Months Ended           Nine Months Ended
                                             June 30                      June 30
                                       1997           1996           1997           1996
                                       ----           ----           ----           ----

Net Sales of SIFCO
   Industries, Inc.                  $ 29,999       $ 23,142       $ 80,882       $ 63,509

Cost & Expenses
   Cost of Goods Sold                  23,260         18,126         63,926         50,733
   Selling, General &
     Administrative Expense             3,919          3,291         10,244          8,852
   Interest Income                        (43)           (28)          (102)           (71)
   Interest Expense                       277            294            901            872
   Other (Income) Expense, Net             17             (9)            58             17
                                     --------       --------       --------       --------

Total Costs & Expenses                 27,430         21,674         75,027         60,403

Income Before Income Taxes              2,569          1,468          5,855          3,106

Provision for Federal, Foreign
  & State Income Taxes                    560             78          1,322            252
                                     --------       --------       --------       --------

Net Income                           $  2,009       $  1,390       $  4,533       $  2,854
                                     ========       ========       ========       ========


Net Income Per Share                 $    .38       $    .27       $    .87       $    .56

Average Shares Outstanding              5,190          5,133          5,183          5,117

Cash Dividends per Common Share      $     --       $     --       $     --       $     --



See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                     Nine Months Ended
                                                                                         June 30
                                                                                    1997          1996
                                                                                    ----          ----
Net cash provided by (used for) operating activities:
Net income                                                                        $ 4,533       $ 2,854
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                    2,887         2,404
   Deferred income taxes and other                                                   (388)         (262)
                                                                                  -------       -------

   Subtotal                                                                         7,032         4,996

Net cash provided by (used for) changes in operating assets and liabilities:
   Receivables                                                                     (4,700)       (2,795)
   Inventories                                                                       (613)       (2,788)
   Accrued or refundable income taxes                                                 713           250
   Prepaid expenses and other current assets                                         (391)         (582)
   Accounts payable                                                                  (154)        2,395
   Accrued expenses                                                                 1,452           611
                                                                                  -------       -------
   Net cash provided by (used for) changes
         in operating assets and liabilities                                       (3,693)       (2,909)
                                                                                  -------       -------

   Net cash provided by (used for) operating activities                             3,339         2,087

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                         (3,250)       (1,758)
   (Increase) decrease in funds held by trustee for capital project                    --           321
   Other                                                                              (28)          251
                                                                                  -------       -------

   Net cash provided by (used for) investing activities                            (3,278)       (1,186)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                              3,900         1,900
   Repayment of borrowings                                                         (4,089)         (925)
   Cash dividends declared                                                             --            --
                                                                                  -------       -------

   Net cash provided by (used for) financing activities                              (189)          975
                                                                                  -------       -------

Increase (decrease) in cash and cash equivalents                                     (128)        1,876
Cash and cash equivalents, beginning of year                                        2,130         1,469
                                                                                  -------       -------
Cash and cash equivalents, end of period                                          $ 2,002       $ 3,345
                                                                                  =======       =======

See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                  JUNE 30, 1997

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

(2)      Debt:
         -----

Long-term debt as of June 30, 1997 and September 30, 1996 consisted of:

                                                  June 30     Sept. 30
                                                   1997         1996
                                                   ----         ----
                                                     ($000 Omitted)

Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                               $ 2,000      $ 2,300

Note payable to bank, due in quarterly
  installments of $214,000, at the base rate        5,786        2,375

Note payable to bank, due October 31, 1997,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                              1,000        1,000

Note payable to seller of acquired business
  at the base rate plus 1/2%                        1,000        1,000

Note payable under revolving credit
  agreement, at the base rate                       3,100        6,400
                                                  -------      -------
                                                  $12,886      $13,075

Less - current maturities                           2,256        2,500
                                                  -------      -------

                                                  $10,630      $10,575
                                                  =======      =======

The Company has a $9 million revolving credit agreement subject to eligible working capital as defined, which expires March 31, 1999. As of June 30, 1997 the Company had $3.1 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1997. A commitment fee of 3/8% is incurred on the remaining unused balance. Interest is at the base rate and is payable quarterly. The average balance outstanding against the revolving credit was $5.3 million and $5.0 million and during the nine month period of fiscal 1997 and 1996, respectively. The balances outstanding under this credit agreement have been classified as long term debt.

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

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $19.8 million, increasing by 50% of net income subsequent to September 30, 1993. At June 30, 1997, tangible net worth exceeded the required minimum by $7.8 million.

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1997 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,920,000 and $3,570,000 higher than reported at June 30, 1997 and September 30, 1996, respectively.

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

(9)       Basis of Presentation and Management Estimates:
          -----------------------------------------------

The accompanying financial information for the nine months ended June 30, 1997 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                   Three Months Ended         Nine Months Ended
                                        June 30                    June 30
                                     1997 and 1996              1997 and 1996
                                   ------------------         -----------------

Net Sales of SIFCO
Industries, Inc.                  $  6,857        30 %      $ 17,373             27%

Cost of Sales                        5,134        28 %        13,193             26%

Selling, General &
Administrative                         628        19 %         1,392             16%

Interest Income                         15        53 %            31             44%

Interest Expense                       (17)       (6)%            29              3%

Other Income, Net                      (26)        N/A           (41)          (241%)

Income Before Income Taxes           1,101        75 %         2,749             88%

Provision for Federal,
Foreign & State Income Taxes           482       618 %         1,070            425%

Net Income                             619        45 %         1,679             59%

MANAGEMENT'S DISCUSSION
-----------------------

We are happy to report that our third quarter performance was the strongest we have achieved in several years.

In the third quarter ended June 30, net sales increased 30% to $30 million compared to $23 million last year. Net sales for the nine-month period improved 27% to $81 million from $64 million in the same 1996 period. Incoming orders were down just slightly for the quarter, but were up $14 million to $86 million year-to-date. We commented in our last quarterly report that our sales performance during the first half of fiscal 1997 could be leading us to our first $100 million sales year. We now anticipate that accomplishment with increased certainty as we move into the last 1997 fiscal quarter.

Profit before tax for the third quarter climbed 75% to $2,569,000 from $1,468,000, while earnings per share rose 40% to $0.38 compared to $0.27 in the same 1996 period. Profit before tax year-to-date increased 88% from $3,106,000 to $5,855,000, and earnings per share improved 55% to $0.87 from $0.56 last year. We are pleased with the earnings performance of both of our business segments. They are demonstrating excellent ability to control costs and improve production efficiencies while meeting the demands of increased sales volume.

We have recently broken ground for an expansion of our turbine component repair capability in Ireland. The additional capacity will significantly increase our ability to provide customers with the timely and comprehensive repair services they have learned to expect from SIFCO.

SIFCO has built much of its sales success on a foundation of dedicated customer service. A program that has demonstrated itself to be an extremely effective marketing tool has been the Turbine Group's just-in-time (JIT) inventory management partnership. Although the JIT partnership is not unique to SIFCO, the Turbine Group is the first to apply the system in the turbine component repair markets it serves. We have described the program in past reports, but mention it here again because of its increasing success in consolidating customer relationships.

The growth of customer response to JIT no doubt results in part from the demands being made now on aircraft maintenance schedules as air traffic continues to experience the effects of a strengthening economy and expanding air travel. As the pressure increases on airline maintenance, our Turbine Group's ability to supply the right part promptly as needed is an important asset. It relieves the customer from the costly expense of maintaining extensive inventories and helps protect against delays and aircraft down times due to parts shortages.

We should also mention the professional pride Forge personnel experienced when Boeing and Bell Textron announced initial sales for their new 609 civilian tilt rotor aircraft at the Paris Air Show. The Forge Group has several forgings in this 21st century aircraft. Forge participated in the earlier military prototype version designated the V-22 with a large variety of forgings. The 609 combines the take-off, hover and landing qualities of a helicopter with the high speed range and efficiency of a turboprop aircraft. The 609 can attain speeds twice as fast and range twice as far as current helicopters, and the people in SIFCO Forge Group have made a substantial contribution to the production of this break-through technology.

As we enter the final quarter of 1997, we do so with confidence that our sales and earnings performance will continue to build on the solid foundation that our past performance has established. We have the range of products, the human resources and the expertise to effectively meet the needs of our customers and thereby serve the interests of our loyal shareholders.

FINANCIAL ANALYSIS
------------------

         Net sales for the third quarter ended June 30, 1997 increased $6.9 to $30.0 million from $23.1 million a year ago. Defense related sales were $5.4 million compared to $4.3 million a year ago. The Company reported net income of $2.0 million compared to $1.4 million a year ago. Income from operations before corporate and interest expense increased to $3.7 million from $2.3 million last year.

         Net sales for the nine months ended June 30, 1997 increased $17.4 million to $80.9 million from $63.5 million a year ago. Defense-related sales were $5.4 million compared to $10.5 million a year ago. The Company reported a net income of $4.5 million compared to $2.9 million a year ago. Income from operations before corporate and interest expense was $8.7 million compared to $5.3 million last year.

         Net interest expense for the third quarter was $.2 million and $.3 million last year. Year-to-date net interest expense was $.8 million for both periods.

         New orders received for the third quarter were $26.2 million, down slightly from $28.8 million a year ago. Year-to-date, new ordered received were $86 million compared to $72 million a year ago.

         SPECIALTY PRODUCTS net sales for the third quarter increased $2.2 million to $18.1 million from $15.9 million a year ago. Specialty Products income from operations before corporate and interest expense increased to $2.3 million from $1.9 million last year.

         SPECIALTY PRODUCTS net sales for the nine months increased $6.6 million to $51.0 million from $44.4 million a year ago. Specialty Products income from operations before corporate and interest expense increased to $5.7 million from $4.4 million a year ago.

         FORGING segment sales for the quarter were $12.0 million compared to $7.5 million a year ago. Defense related sales were the same as last year at $4.0 million. Forging operating profit before corporate and interest expense was $1.4 million compared to $.4 million a year ago.

         FORGING net sales for nine months were $30.2 million compared to $19.6 million a year ago. Forging operating profit before corporate and interest expense was $3.0 million compared to $1.0 million a year ago.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital increased to $24.7 million at June 30, 1997 from $20.9 million at September 30, 1996. The current ratio was 2.3 at June 30, 1997 and
2.2 at September 30, 1996. Total debt as a percentage of tangible shareholders' equity was 37.0% at June 30, 1997 compared to 43.5% at September 30, 1996. Capital expenditures for the nine months were $3.3 million compared to $1.8 million a year ago. The Company considers it has adequate financing available to meet its needs for the year.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b)No report on Form 8-K was filed during the quarter ended June 30, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date              July 29, 1997                 /*/ Jeffrey P. Gotschall
                  -------------               --------------------------
                                                  Jeffrey P. Gotschall
                                          President & Chief Executive Officer



Date              July 29, 1997                 /*/ Richard A. Demetter
                  -------------               -------------------------
                                                   Richard A. Demetter
                                                Vice President - Finance
                                             (Principal Accounting Officer)