Form 10-K
period 1997-09-30
SIFCO INDUSTRIES INC
filed 1997-12-24
CIK 90168

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     9/30/97       Commission file number  1-5978
                             --------                              --------

                    SIFCO Industries, Inc., and Subsidiaries
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Ohio                                    34-0553950
-----------------------------------              ------------------------
 (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

  970 East 64th Street, Cleveland Ohio                    44103
-----------------------------------------         ----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code (216) 881-8600

Securities registered pursuant to Section 12(b) of the Act:
                                                  NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                           WHICH REGISTERED
------------------------------------------       ---------------------------

     Common Shares, $1 Par Value                   American Stock Exchange
-----------------------------------               -------------------------

Securities registered pursuant to Section 12(g) of the Act:


                                (TITLE OF CLASS)
--------------------------------------------------------------------------------

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


                      As of December 6, 1997 -- $72,150,098
--------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

                      As of November 30, 1997 -- 5,160,249

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

Portions of the 1997 Annual Report to Shareholders (Part I, III, IV) Portions of the Proxy Statement for Annual Meeting of Shareholders on January 27, 1998 (Part I,II,III)

                                     PART I

ITEM 1. BUSINESS
                                   THE COMPANY
                                   -----------

         SIFCO Industries, Inc., an Ohio corporation (the "Company"), was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

         The Company is engaged in the production and sale of a variety of metal-working processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat treating, welding, machining and electroplating; and the products include forgings, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and electroplating solutions and equipment. The Company engages in international technology transfer and also has marketing expertise to provide worldwide sourcing and distribution of overseas manufacturers. The Company's operations are conducted in two segments: (1) Turbine Component Services and Repair and (2) Aerospace Component Manufacturing.

                      TURBINE COMPONENT SERVICES AND REPAIR
                      -------------------------------------

         The Company's Turbine Component Services and Repair segment consists of the repair and remanufacture of jet engine and industrial turbine components; precision machining for aerospace applications, including subassemblies and finished replacement parts; and equipment, solutions and contract services in selective electroplating for aerospace, defense and industrial markets.

                        AEROSPACE COMPONENT MANUFACTURING
                        ---------------------------------

         The Company's Aerospace Component Manufacturing segment consists of the production and some finishing of forgings in numerous alloys for application in the aerospace and several sophisticated industrial markets, utilizing a variety of processes, including conventional and near-net shape hot forging and cold forging techniques. The Company's forged products include: OEM and aftermarket parts for aircraft engines; structural airframe components; and land-based gas turbine engine parts; construction, ordnance and nuclear power components; valves and other parts for oil drilling and mining equipment; and low and high pressure closures for boilers.

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

         Defense orders can be quite volatile year to year. The decline in defense spending that occurred in the early nineties negatively impacted both sales and income of the Company. The growth in the commercial aerospace business and the turbine component service and repair business since that time has reduced the impact of defense spending on the Company, with defense business accounting for 11% to 15% of the Company's sales over the last few years.

         The performance of the domestic and international air transport industries directly and significantly impact our performance. The restructuring and down turn in the airline industry, in the early nineties, negatively impacted the sales and income of the Company by increasing price competition for the available business. Recently there has been a strong resurgence in the performance of the worldwide airlines industry. The Air Transport Association predicts a continuation of record profit levels for the industry. Although historically related, there can be no assurance that record profits for the air transport industry will translate directly into the particular performance of the Company.

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

         The identity and rankings of the Company's principal customers vary from year to year, and the Company relies on its ability to adapt its services and operations to changing requirements rather than on any high volume production of a particular item or group of items for a particular customer or customers. Sales to the Company's three largest customers were approximately $9.0 million, $6.5 million and $5.0 million, respectively. Sales to the Company's next two largest customers were $3.2 million and $2.0 million. The first and last of the aforementioned companies serve the aerospace market and the remaining three the airline transportation market. The Company believes that the total loss of sales of its largest customer or two or more of the four remaining customers mentioned above would result in a materially adverse impact on the business and income of the Company. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, one or more other customers have increased purchases avoiding a materially adverse impact on the business or financial results of the Company.

         No material part of the Company's business is seasonal.

         Information concerning the Company's business, backlog and its reportable business segments as set forth on pages 5, 6 and 16, respectively, of the 1997 Annual Report to Shareholders is incorporated herein by reference.

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

         The Company uses in its business various trademarks, trade names, patents, trade secrets and licenses. A number of these licenses are important to the Company and a loss of them could have a negative impact on the Company.

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

                                   EMPLOYEES
                                   ---------

         The number of the Company's employees increased from 684 at the beginning of the fiscal year to 770 at the end of the fiscal year.

ITEM 2. PROPERTIES

         The Company's fixed assets include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. The Company's plants, machinery and equipment are in good operating condition, are well-maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets capitalized as of September 30, 1997 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations.

         The Turbine Component Services and Repair segment has seven plants with a total of 271 thousand square feet. Five of these plants with a total of 227 thousand square feet are for the repair and remanufacture jet engine and industrial turbine components. Three of these plants are located in Cork, Ireland (126 thousand square feet), one in Minneapolis, Minnesota (59 thousand square feet) and one in Tampa, Florida (42 thousand square feet). A portion of the Minneapolis plant is also the site of the Company's machining operations.

         Selective Plating has two plants, one of which is located in Independence, Ohio (34 thousand square feet), and a leased facility in Redditch, England (10 thousand square feet).

         The Company also leases space for sales offices and/or its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; and Tacoma, Washington.
Selective Plating also leases sales office space in Saint-Maur, France.

         The Aerospace Component Manufacturing segment has one plant of 223 thousand square feet located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to pages 1, 7 and 11 of the Annual Report to Shareholders for the year ended September 30, 1997. As of November 1, 1997, the Company had 776 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to page 7 of the Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to pages 5 and 6 of the Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are incorporated herein by reference to pages 8 through 16, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1997.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

          The information required by Item 10 as to Directors of the Registrant, is incorporated herein by reference to the information set forth on pages 4 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 1998.


          EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

          The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The officers listed below were elected January 28, 1997.


Name                                Age              Title and Business Experience
----                                ---              -----------------------------

Charles H. Smith, Jr. (1)           77               Director since 1941; Chairman of the Board; Mr. Smith
                                                     previously served the Company as its Chief Executive
                                                     Officer from January 1943 until February 1983.

Jeffrey P. Gotschall (1)            49               Director since October 1986; Chief Executive Officer
                                                     since July 1990; President since October 1989 and Chief
                                                     Operating Officer from October 1986 to July 1990;
                                                     Mr. Gotschall previously served the Company from October
                                                     1986 through September 1989 as Executive Vice President
                                                     and from May 1985 through February 1989 as President of
                                                     SIFCO Turbine Component Services.

George D. Gotschall (1)             77               Director from 1950 to 1958 and continuously since 1962;
                                                     Mr. Gotschall is Assistant Secretary of the Company and
                                                     previously served the Company until February 1983 as Vice
                                                     President--International and Treasurer.

Richard A. Demetter                 57               Vice President-Finance since January 1979; Chief Financial
                                                     Officer since January 1984, and previously Controller from
                                                     November 1976 to January 1984.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (continued)

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (CONTINUED)
------------------------------------------------------------------

Name                                Age              Title and Business Experience
----                                ---              -----------------------------

Hudson D. Smith (1)                 46       Director since 1988. Treasurer of the Company
                                             since 1983; Vice President and General
                                             Manager of SIFCO Forge Group since February
                                             1995; General Manager of SIFCO Forge Group's
                                             Cleveland Operations from October 1989
                                             through January 1995; Group General Sales
                                             Manager of SIFCO Forge Group from July 1985
                                             through September 1989.

Timothy V. Crean                    48       Managing Director of the SIFCO Turbine
                                             Components Group since October 1995, and
                                             Managing Director of SIFCO Turbine
                                             Components, Ltd. since November 1986.

Mara L. Babin, Esq.                 47       Secretary since July 1980, and General
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

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to pages 10 through 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the information set forth on pages 2 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 27, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1)  Financial Statements:
                   ---------------------

          The following consolidated financial statements and related notes of the Registrant and its subsidiaries contained on pages 8 through 16, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1997, are incorporated herein by reference.

          Consolidated Balance Sheets - September 30, 1997 and 1996.

          Consolidated Statements of Income for the Years Ended September 30, 1997, 1996 and 1995.

          Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

          Notes to Consolidated Financial Statements for the Years Ended September 30, 1997, 1996 and 1995.

          Report of Independent Public Accountants.

          (a) (2)  Financial Statement Schedules:
                   ------------------------------

          Report of Independent Public Accountants on the Financial Statement Schedules.

          Schedule II     --    Allowance for Doubtful Accounts for the Years
                                Ended September 30, 1997, 1996 and 1995.

          All schedules, other than Schedules II are omitted since the information is not required or is otherwise furnished.

          (a)     (3)      Exhibits:
                           ---------

          **      (3)      Second Amended Articles of Incorporation, as amended,
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

                  (13)     1997 Annual Report to Shareholders

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

                  (27)     Financial Data Schedule

                  (99) Report of Independent Public Accountants On The Financial Statement Schedule II

          (b)     (1)      Reports on Form 8-K
                           -------------------

                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              SIFCO INDUSTRIES, INC.



                                              By:   /*/ Richard A. Demetter
                                                  -----------------------------
                                              Richard A. Demetter
                                              Chief Accounting Officer
                                              Date: December 15, 1997


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 18, 1997 by the following persons on behalf of the Registrant in the capacities indicated.

/*/ Charles H. Smith, Jr.                                     /*/ Richard S. Gray
------------------------------                                -------------------------
Charles H. Smith, Jr.                                         Richard S. Gray
Chairman of the Board;                                        Director
Director

/*/ Jeffrey P. Gotschall                                      /*/ William R. Higgins
------------------------------                                -------------------------
Jeffrey P. Gotschall                                          William R. Higgins
President; Chief Executive Officer;                           Director
Director

/*/ Richard A. Demetter                                       /*/ David V. Ragone
------------------------------                                -------------------------
Richard A. Demetter                                           David V. Ragone
Vice President-Finance; Chief Financial Officer               Director

/*/ George D. Gotschall                                       /*/ Thomas J. Vild
------------------------------                                -------------------------
George D. Gotschall                                           Thomas J. Vild
Assistant Secretary; Director                                 Director

/*/ Hudson D. Smith                                           /*/ J. Douglas Whelan
------------------------------                                -------------------------
Hudson D. Smith                                               J. Douglas Whelan
Treasurer; Director                                           Director

                                                              /*/ Richard A. Demetter
                                                              -------------------------
                                                              (Attorney in Fact)