Form 10-Q
period 1997-12-31
SIFCO INDUSTRIES INC
filed 1998-02-09
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   December 31, 1997       Commission File Number     1-5978
                    -----------------                                 ---------

                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                           34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

  970 East 64th Street, Cleveland, Ohio                           44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (216) 881-8600
                                                              --------------



                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                            ---    ---

      Class                                    Outstanding at January 31, 1998
------------------                            ---------------------------------

Common Stock, $1 Par Value                                 5,160,679

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        Page No.
                                                                        --------

Financial Statements:

         Consolidated Condensed Balance Sheets --
           December 31, 1997, and September 30, 1997                       2

         Consolidated Condensed Statements of Income --
           Three Months Ended
           December 31, 1997 and 1996                                      3

         Consolidated Condensed Statements of Cash Flows --
           Three Months Ended
           December 31, 1997 and 1996                                      4

         Notes to Consolidated Condensed
          Financial Statements                                           5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                     9,10

         Other Information and Signatures                                  11

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                Dec. 31      Sept. 30
                                                                  1997         1997
                                                                -------      -------

                                     ASSETS
                                     ------
Current Assets
  Cash & Cash Equivalents                                       $ 3,711      $ 2,998
  Accounts Receivable, Net                                       20,927       20,516
  Inventories
    Raw Materials & Supplies                                      5,798        6,032
    Work-in-Process & Finished Goods                             15,624       13,814
                                                                -------      -------
                                                                 21,422       19,846
Prepaid Expenses and Other Current Assets                         1,378          689
                                                                -------      -------
         TOTAL CURRENT ASSETS                                    47,438       44,049

Property, Plant & Equipment, Net                                 25,549       24,714
Goodwill, Net of Amortization                                     3,835        3,864
Other Non-Current Assets                                          1,638        1,817
                                                                -------      -------
                  TOTAL ASSETS                                  $78,460      $74,444
                                                                =======      =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                               1,256        1,256
  Accounts Payable                                               10,047       10,497
  Accrued Expenses                                                7,508        7,548
  Accrued Income Taxes                                              672          228
                                                                -------      -------
         TOTAL CURRENT LIABILITIES                               19,483       19,529

  Long-Term Debt - Less Current Portion                          13,902       11,716

Deferred Federal Income Taxes and Other                           2,507        2,631

Shareholders' Equity
   Serial Preferred Shares - No Par Value                           ---          ---
   Common Shares, Par Value $1 Per Share                          5,161        5,160
   Paid-in-Surplus                                                6,116        6,101
   Retained Earnings                                             31,291       29,307
                                                                -------      -------
         TOTAL SHAREHOLDERS' EQUITY                              42,568       40,568

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY      $78,460      $74,444
                                                                =======      =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                             Three Months Ended
                                                 December 31
                                            1997           1996
                                            ----           ----

Net Sales of SIFCO
   Industries, Inc.                       $ 29,898       $ 23,761

Cost & Expenses
   Cost of Goods Sold                       23,212         18,909
   Selling, General &
     Administrative Expense                  3,441          3,054
   Interest Income                             (50)           (34)
   Interest Expense                            257            318
   Other (Income) Expense, Net                (139)            37

Total Costs & Expenses                      26,721         22,284

Income Before Income Taxes                   3,177          1,477

Provision for Federal, Foreign
  & State Income Taxes                         750            379
                                          --------       --------

Net Income                                $  2,427       $  1,098
                                          ========       ========


Net Income Per Share (Basic)              $    .47       $    .21
Net Income Per Share (Diluted)            $    .47       $    .21

Average Shares Outstanding (Basic)           5,160          5,133
Average Shares Outstanding (Diluted)         5,206          5,174

Cash Dividends per Common Share           $   ----       $  -----



See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                    Three Months Ended
                                                                        December 31
                                                                    1997          1996
                                                                    ----          ----
Net cash provided by (used for) operating activities:
Net income (loss)                                                 $ 2,427       $ 1,098
Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
        Depreciation and amortization                               1,052           951
        Deferred income taxes and other                              (124)           62
                                                                  -------       -------
        Subtotal                                                    3,355         2,111

Net cash provided by (used for) changes in
        operating assets and liabilities:
        Receivables                                                  (411)       (1,264)
        Inventories                                                (1,576)         (399)
        Accrued or refundable income taxes                            444           379
        Prepaid expenses and other current assets                    (689)         (374)
        Accounts payable                                             (450)       (2,250)
        Accrued expenses                                              (48)       (1,406)
                                                                  -------       -------

        Net cash provided by (used for) changes
        in operating assets and liabilities                        (2,730)       (5,314)
                                                                  -------       -------

        Net cash provided by (used for) operating activities          625        (3,203)

Net cash provided by (used for) investing activities:
        Purchase of property, plant & equipment                    (2,153)         (783)
        Other                                                          55           381
                                                                  -------       -------


        Net cash provided by (used for) investing activities       (2,098)         (402)

Net cash provided by (used for) financing activities:
        Proceeds from additional borrowings                         2,500         3,900
        Repayment of borrowings                                      (314)         (575)
        Cash dividends declared                                       ---           ---
                                                                  -------       -------

        Net cash provided by (used for) financing activities        2,186         3,325
                                                                  -------       -------

Increase (decrease) in cash and cash equivalents                      713          (280)
Cash and cash equivalents, beginning of year                        2,998         2,130
                                                                  -------       -------

Cash and cash equivalents, end of period                          $ 3,711       $ 1,850
                                                                  =======       =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                DECEMBER 31, 1997

NOTES
-----


(1)    Summary of Significant Accounting Policies:
       -------------------------------------------

       Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.



(2)    Debt:
       -----

       Long-term debt as of December 31, 1997 and September 30, 1997 consisted of:


                                                       Dec. 31        Sept. 30
                                                         1997           1997
                                                       -------        -------
                                                           ($000 Omitted)
Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                                    $ 1,800        $ 1,900

Note payable to bank, due in quarterly
  installments of $214,000, plus interest, at            5,358          5,572
  base rate with LIBOR option

Note payable to bank, due October 31, 1998,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR, adjusted quarterly               1,000          1,000

Note payable under revolving credit
  agreement, at the base rate with LIBOR option          7,000          4,500
                                                       -------        -------
                                                       $15,158        $12,972

Less - current maturities                                1,256          1,256
                                                       -------        -------

                                                       $13,902        $11,716
                                                       =======        =======

The Company has a $9 million revolving credit agreement subject to eligible working capital as defined, which expires March 31, 1999. As of December 31, 1997 the Company had $7.0 million outstanding under this agreement. In addition, the Company has a $1.15 million credit capacity which is used for an irrevocable letter of credit which secured the $1 million loan from an Irish bank due October 31, 1997. A commitment fee of 1/4% is incurred on the remaining unused balance. Interest is at the base rate and is payable quarterly. The average balance outstanding against the revolving credit was $4.7 million and $7.8 million and during the three month period of fiscal 1998 and 1997, respectively. The balances outstanding under this credit agreement have been classified as long term debt.

The Industrial Development bond interest rate is reset weekly, based on prevailing tax-exempt money market rates, and is payable quarterly. Principal is payable in quarterly installments of $100,000, with the final balance due on May 1, 2002. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable bank letter of credit which expires on May 1, 1998.

The revolving credit, term loan and Industrial Development bonds are secured by the Company's domestic accounts receivable, inventory and equipment.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. At December 31, 1997, tangible net worth exceeded the required minimum by $8.0 million.

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1998 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,372,000 and $4,372,000 higher than reported at December 31, 1997 and September 30, 1997, respectively.


(7)      Other Income
         ------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.


(8)      Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the three months ended December 31, 1997 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                        Three Months Ended
                                             Dec. 31
                                          1997 and 1996
                                     ------------------------

Net Sales of SIFCO
 Industries, Inc.                    $ 6,137              26%

Cost of Sales                          4,303              23%

Selling, General &
 Administrative                          387              13%

Interest Income                           16              47%

Interest Expense                         (61)            (19)%

Other Income, Net                        176             N/A

Income Before Income Taxes             1,700             115%

Provision for Federal,
 Foreign & State Income Taxes            371              98%

Net Income                           $ 1,329             121%

MANAGEMENT'S DISCUSSION
-----------------------

We are pleased to report that we have entered the new fiscal year with considerable strength and enthusiasm. Net sales for the first quarter of fiscal 1998 were up 26%, while profit before tax, net earnings and earnings per share were all double the performance LEVELS we achieved in the same period last year.

Profit before tax was $3,177,000 on sales of $29,898,000 for the quarter. This compares to a profit before tax of $1,477,000 on sales of $23,761,000 last year. Net income was $2,427,000, or $.47 per share, compared to $1,098,000 or $.21 per share in the 1997 period.

Our combined bookings of $31 million and our company-wide backlog of $46 million reflect the continuing strength of our airline markets for both OEM products and repair services.

The strength of our sales portfolio reflects two major assets: the diversity of our customer base and the shift in our major business activity from OEM forgings to turbine component services and repair. Our product diversity and change in product mix are a result of long-term strategies that were designed to protect us from the vacillations that have historically dominated the aircraft industry and its supply markets.

We are following a new format. Each future report will provide the usual financial review but, in addition, will include as its theme a focus on a predetermined subject such as new products, improved facilities or the acquisition or special training of personnel. These are the elements that contribute to our reputation for expertise in technology, quality and customer service. It is this reputation that has given us a competitive advantage. That advantage was strengthened during the quarter by the acquisition and promotion of key personnel.

John Parkinson joined SIFCO during the quarter as Senior Vice President of the Turbine Component Services and Repair Group. In this new position John will assume certain responsibilities worldwide, as well as manage the turbine component repair facilities in the United States. John will report to Tim Crean, President of the Turbine Component Repair Group.

John began his career with Rolls-Royce PLC and comes to us from Howmet Corporation where he was responsible for Howmet's five component repair facilities in the United States. The facilities provided advanced technology turbine engine airfoil repair to airlines worldwide.

We are pleased to have acquired an executive of John's caliber and technical experience. His addition to our staff demonstrates to our customers our continuing commitment to provide the very finest in turbine component repair services worldwide.

During the quarter our Forge Group operations were enhanced by the promotion of Hudson Smith to the new position of Forge Group President.

Hudson has been with the company for over 23 years in a variety of managerial, financial and sales positions and has also served as a Director of the Company since 1988.

Hud's comprehensive knowledge of the forging industry is an important asset for the continued growth and success of our forging business.

All of our training programs directly or indirectly focus on our company-wide commitment to assure that our customers receive the best service, quality and technology available worldwide.

For example, the Forge Group has developed a sophisticated curriculum of computer-based interactive training subjects covering everything from basic work skills to the application of sophisticated techniques in forging and finishing processes. The training facility is in the plant operations area and its use is scheduled for the convenience of employees off-time use.

Our repair segment has also developed a curriculum of subjects designed to give the employee/trainee insights into the interpersonal skills and attitudes necessary for effective participation in a team-oriented work environment.

At our Annual Meeting January 27, 1998, our Board of Directors declared a cash dividend of $.05 per share for the fiscal 1998 first quarter. This dividend will be payable March 3, 1998 on the Common Shares of the Corporation to holders of record at the close of business on February 17, 1998. As you may recall, our most recent cash dividend had been $.15 per share for the 1997 fiscal year.

The first quarter declaration follows the Company's decision to shift from annual to quarterly dividend payments. The dividend also reflects the strong performance of our business segments during this past quarter as well as our optimism for the year ahead. We appreciate your continued loyalty and look forward to rewarding your support in the future.

FINANCIAL ANALYSIS
------------------

Net sales for the first quarter ended December 31, 1997 increased to $29.9 million from $23.8 million a year ago or 26%. The Company reported net income of $2.4 million compared to $1.1 million a year ago.

Net interest expense decreased to $.207 million from $.284 million a year ago, reflecting lower borrowing requirements for increased working capital needed to support additional sales as cash flow improved.

New orders received were basically flat at $31 million compared to $32 million last year while backlog declined to $46 million from $51 million a year ago.

TURBINE COMPONENT SERVICE AND REPAIR net sales increased to $19.5 million from $15.7 million last year. Income from operations before corporate and interest expense increased to $3.0 million compared to $1.4 million last year.

AEROSPACE COMPONENT MANUFACTURING segment sales increased to $10.1 million from $8.1 million last year. Income from operations before corporate and interest expense was $1.0 million compared to $.8 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital was $28.0 million at December 31, 1997 and $24.5 million at September 30, 1997. The current ratio for the same period was 2.4 and 2.3 respectively. Total debt as a percentage of tangible shareholders' equity was 38.7% at December 31, 1997 compared to 35.3% at September 30, 1997.

The Company has borrowed $7.0 million against its revolving credit line of $9.0 million at December 31, 1997. The Company considers it has adequate financing available to meet its needs through the current year.

YEAR 2000 CONVERSION
--------------------

The Company has commenced a project to identify, evaluate and implement changes to computer systems and applications necessary to achieve a year 2000 conversion date with no effect on customers or disruptions to business operations. The total cost of compliance and its effect on the Company's future results of operations will be determined as part of this project. Based on initial review, the total cost is not expected to have a material effect on the Company's results of operations or financial statements.

PROVISION FOR TAXES ON INCOME
-----------------------------

      The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

Item 6.           Exhibits and Reports on Form 8-K


                  (a)      The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b) No report on Form 8-K was filed during the quarter ended December 31, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date  February 5, 1998                             /*/ Jeffrey P. Gotschall
      ----------------                         ------------------------------
                                                    Jeffrey P. Gotschall
                                                   Chief Executive Officer




Date  February 5, 1998                            /*/ Richard A. Demetter
      ----------------                         ------------------------------
                                                     Richard A. Demetter
                                                   Vice President - Finance
                                               (Principal Accounting Officer)