Form 10-Q
period 1998-03-31
SIFCO INDUSTRIES INC
filed 1998-05-08
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   March 31, 1998           Commission File Number     1-5978
                  -----------------                                   --------


                    SIFCO Industries, Inc., and Subsidiaries
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Ohio                                          34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 970 East 64th Street, Cleveland, Ohio                       44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code            (216) 881-8600
                                                              --------------



                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---    ---

         Class                                Outstanding at April 25, 1998
-----------------------                       ------------------------------
Common Stock, $1 Par Value                              5,164,584

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                   Page No.
                                                                   --------

Financial Statements:

         Consolidated Condensed Balance Sheets --
           March 31, 1998, and September 30, 1997                     2

         Consolidated Condensed Statements of Income --
           Three Months and Six Months Ended
           March 31, 1998 and 1997                                    3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Six Months Ended
           March 31, 1998 and 1997                                    4

         Notes to Consolidated Condensed
          Financial Statements                                      5,6,7

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income             8,9,10

         Other Information and Signatures                             11

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                 Mar 31       Sept. 30
                                                                  1998          1997
                                                                 -------      --------


                                     ASSETS
                                     ------
Current Assets
  Cash & Cash Equivalents                                        $ 2,312       $ 2,998
  Accounts Receivable, Net                                        21,114        20,516
  Inventories
    Raw Materials & Supplies                                       6,166         6,032
    Work-in-Process & Finished Goods                              19,729        13,814
                                                                 -------       -------
                                                                  25,895        19,846

Prepaid Expenses and Other Current Assets                          1,372           689
                                                                 -------       -------
         TOTAL CURRENT ASSETS                                     50,693        44,049

Property, Plant & Equipment, Net                                  26,912        24,714
Goodwill, Net of Amortization                                      3,806         3,864
Other Non-Current Assets                                           1,457         1,817
                                                                 -------       -------
                  TOTAL ASSETS                                   $82,868       $74,444
                                                                 =======       =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                1,256         1,256
  Accounts Payable                                                13,282        10,497
  Accrued Expenses                                                 6,918         7,548
  Accrued Income Taxes                                               629           228
                                                                 -------       -------
         TOTAL CURRENT LIABILITIES                                22,085        19,529

  Long-Term Debt - Less Current Portion                           14,688        11,716

Deferred Federal Income Taxes and Other                            2,337         2,631

Shareholders' Equity
   Serial Preferred Shares - No Par Value                            ---           ---
   Common Shares, Par Value $1 Per Share                           5,162         5,160
   Paid-in-Surplus                                                 6,145         6,101
   Retained Earnings                                              32,451        29,307
                                                                 -------       -------
         TOTAL SHAREHOLDERS' EQUITY                               43,758        40,568

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $82,868       $74,444
                                                                 =======       =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                             Three Months Ended              Six Months Ended
                                                  March 31                        March 31
                                             1998            1997            1998            1997
                                           --------        --------        --------        ---------

Net Sales of SIFCO
   Industries, Inc.                        $ 30,949        $ 27,122        $ 60,847        $ 50,883

Cost & Expenses
   Cost of Goods Sold                        24,681          21,757          47,893          40,666
   Selling, General &
     Administrative Expense                   3,398           3,271           6,839           6,325
   Interest Income                              (53)            (25)           (103)            (59)
   Interest Expense                             308             306             565             624
   Other (Income) Expense, Net                 (202)              4            (341)             41
                                           --------        --------        --------        --------

Total Costs & Expenses                       28,132          25,313          54,853          47,597

Income Before Income Taxes                    2,817           1,809           5,994           3,286

Provision for Federal, Foreign
  & State Income Taxes                          448             383           1,198             762
                                           --------        --------        --------        --------

Net Income                                 $  2,369        $  1,426        $  4,796        $  2,524
                                           ========        ========        ========        ========


Net Income Per Share (Basic)               $    .46        $    .28        $    .93        $    .49
Net Income Per Share (Diluted)             $    .45        $    .28        $    .92        $    .49

Average Shares Outstanding (Basic)            5,161           5,138           5,161           5,135
Average Shares Outstanding (Diluted)          5,231           5,189           5,226           5,181

Cash Dividends per Common Share            $    .05        $  -----        $    .05        $  -----



See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                 Six Months Ended
                                                                     March 31
                                                                1998           1997
                                                              -------        -------
Net cash provided by (used for) operating activities:
Net income (loss)                                             $ 4,796        $ 2,524
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                2,065          1,925
   Deferred income taxes and other                               (294)          (207)
                                                              -------        -------


   Subtotal                                                     6,567          4,242

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                   (598)        (2,896)
   Inventories                                                 (6,049)          (595)
   Accrued or refundable income taxes                             401            554
   Prepaid expenses and other current assets                     (683)          (622)
   Accounts payable                                             2,785           (265)
   Accrued expenses                                              (630)           327
                                                              -------        -------
   Net cash provided by (used for) changes
         in operating assets and liabilities                   (4,774)        (3,497)
                                                              -------        -------

   Net cash provided by (used for) operating activities         1,793            745

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                     (5,063)        (1,862)
   Other                                                         (130)           158
                                                              -------        -------


   Net cash provided by (used for) investing activities        (5,193)        (1,704)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                          3,600          1,600
   Repayment of borrowings                                       (628)          (475)
   Cash dividends declared                                       (258)           ---
                                                              -------        -------


   Net cash provided by (used for) financing activities         2,714          1,125
                                                              -------        -------

Increase (decrease) in cash and cash equivalents                 (686)           166
Cash and cash equivalents, beginning of year                    2,998          2,130
                                                              -------        -------

Cash and cash equivalents, end of period                      $ 2,312        $ 2,296
                                                              =======        =======


See accompanying notes to consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                 MARCH 31, 1998

NOTES
-----


(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.






(2)      Debt:
         -----


 Long-term debt as of March 31, 1998 and September 30, 1997 consisted of:

                                                   March 31     Sept. 30
                                                     1998          1997
                                                   --------     --------
                                                       ($000 Omitted)


Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                                $ 1,700       $ 1,900

Note payable to bank, due in quarterly
  installments of $214,000, at the base rate         5,144         5,572

Note payable to bank, due October 31, 1998,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                               1,000         1,000

Note payable under revolving credit
  agreement, at the base rate                        8,100         4,500
                                                   -------       -------
                                                   $15,944       $12,972

Less - current maturities                            1,256         1,256
                                                   -------       -------

                                                   $14,688       $11,716
                                                   =======       =======

The Company had a $9 million revolving credit agreement as of March 31, 1998 which was to expire on March 31, 1999. The Company had $8.1 million outstanding under this agreement at March 31, 1998. The average balance outstanding against the revolving credit was $6.0 million and $6.2 million during the six month period of fiscal 1998 and 1997, respectively. The balances outstanding under this credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

In April 1998, the Company restructured its credit facilities reducing the $9 million revolving credit agreement to $3 million, which bears interest at the bank's base rate, and replacing the $5.144 million term loan with a 10-year, $12 million term loan. The loan is repayable in quarterly payments of $.3 million beginning August 1, 1998. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

In addition, the Company has a $1.15 million credit facility, which is used for an irrevocable letter of credit that secures the $1 million loan from an Irish bank due October 31, 1998. The loan has a variable interest rate based on a combination of LIBOR and DIBOR (Dublin Interbank Rates) rates.

The Industrial Development bond interest rate is reset weekly, based on prevailing tax-exempt money market rates, and is payable quarterly. Principal is payable in quarterly installments of $.1 million, with the final balance due on May 1, 2002. The property and equipment of the facility secure the bonds and is backed by an irrevocable bank letter of credit which expires on May 1, 1998.

The Company is in the process of obtaining a $4.2 million, 15-year, Industrial Development bond. The proceeds of the bond will be used to refund the existing Industrial Development bond and the balance of the funds will be used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate would be reset weekly, based on prevailing tax-exempt money market rates, payable quarterly. The property and equipment of the facility will secure the bonds and be backed by an irrevocable letter of credit.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $9.1 million at March 31, 1998.

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1998 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,422,000 and $4,372,000 higher than reported at March 31, 1998 and September 30, 1997, respectively.

(7)      Other Income:
         -------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(8)      Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the six months ended March 31, 1998 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                                       Three Months Ended              Six Months Ended
                                                             March 31                      March 31
                                                           1998 and 1997                1998 and 1997
                                                     -----------------              ----------------
Net Sales of SIFCO

 Industries, Inc.                                    $ 3,827           14%            $ 9,964          19%

Cost of Sales                                          2,924           13%              7,227          18%

Selling, General &
 Administrative                                          127            4%                514           8%

Interest Income                                           28          112%                 44          75%

Interest Expense                                           2            1%                (59)         (9)%

Other Income, Net                                        206           ----               382         ----

Income Before Income Taxes                             1,008           56%              2,708          82%

Provision for Federal,
 Foreign & State Income Taxes                             65           17%                436          57%

Net Income                                               943           66%              2,272          90%

MANAGEMENT'S DISCUSSION
-----------------------

   We are pleased with the performance of both of our business segments. Through their combined efforts, second quarter profit before tax increased 56% to $2,817,000, and net income improved 66% to $2,369,000, compared to last year's quarter. The six months also made strong gains as profit before tax was up 82% to $5,994,000, and net income rose 90% to $4,796,000. Sales were up 14% to $30,949,000 for the quarter and 19% to $60,487,000 for the six-month period.

   New orders again reflect the relative strength of the aerospace markets we serve as new orders in the quarter were $33,400,000 compared to last year's $27,800,000, and $64,800,000 for the six months compared to $59,900,000 a year ago. Backlog at March 31, 1998 was $48,000,000 against $51,500,000 last year.

   Our business segments continued to grow in the first half of fiscal 1998 with a 22% sales increase in Aerospace Component Manufacturing and an 18% sales gain in Turbine Component Services and Repair.

   Although sales for our manufacturing segment outgained repair operations during the quarter, our repair segment dominated our business activity with 62% of our total sales.

   To facilitate the present as well as the anticipated growth of our business segments, we have been concentrating on expanding our facilities through new construction and the upgrading of existing plants and equipment.

   Two of the largest projects include a new operation located in a 26,000-square-foot, custom-built facility on a five-acre site at Lough Mahon Technology Park in Cork, Ireland. The new capacity is designed for the exclusive refurbishment of turbine blades.

   We are also completing a major addition to our repair operations in Tampa to house several new families of repair products.

   These projects have expanded the capacity of our combined repair facilities by 25% and are significantly improving our repair capabilities for the product volume and diversity that are necessary to meet the growing demands of our customers in the airlines industry.

   In addition to new construction, programs have been initiated or completed to increase production efficiencies. New operations strategies have been developed in our repair segment that involve organizing facilities around product families rather than the traditional department structure. As a result, the new plant in Cork is exclusively equipped and organized to do blade repair. This specialization significantly improves the efficiency and utilization of equipment as well as the special capabilities of the work force. Other plants in the repair segment are being organized using the same strategies. A wide variety of modifications in procedures and facilities have also been initiated by our Aerospace Component Manufacturing operations. The segment has also updated its quality control procedures and recently received its ISO 9002 reaccreditation.

   At a meeting on April 28, 1998, our Board of Directors declared a cash dividend of $.05 per share for the fiscal 1998 second quarter. This dividend will be payable June 2, 1998 on the Common Shares of the Corporation to holders of record at the close of business on May 19, 1998. Our most recent cash dividend was $.05 per share for the first quarter of fiscal 1998.

   Please note that we are now paying dividends on a quarterly rather than annual schedule.

   The dividend reflects the strong performance of our business segments during the past quarter as well as our optimism for the year ahead. We thank you for your continued support.

FINANCIAL ANALYSIS
------------------

   Net sales for the second quarter ended March 31, 1998 increased $3.8 to $30.9 million from $27.1 million a year ago or 14%. The Company reported profit before tax of $2.8 million compared to $1.8 million last year and net income of $2.4 million and $1.4 million, respectively.

   Net sales for the six months ended March 31, 1998 increased $9.9 million to $60.8 million from $50.9 million a year ago or 19%. The Company reported profit before tax of $6.0 million compared to $3.3 million last year and net income of $4.8 and $2.5 million, respectively.

   Operating income before corporate and interest expense for the quarter was $3.6 million compared to $2.8 million last year and $7.7 million year-to-date compared to $5.1 million last year.

   Net interest expense was $.3 million, the same as the quarter last year. Year-to-date net interest expense was $.5 million compared to $.6 million last year.

   New orders received increased against last year for both the second quarter and the six months. New orders for the second quarter were $33.4 million compared to last year's $27.8 million and $64.8 million compared to $59.9 million last year. Backlog at March 31, 1998 was $48.0 million compared to $51.5 a year ago.

   TURBINE COMPONENT SERVICES AND REPAIR net sales for the quarter increased by $2.2 million to $19.3 million from $17.1 Million (13%). Turbine Component Services and Repair income from operations before corporate and interest expense increased to $2.5 million from $2.0 million last year.

   TURBINE COMPONENT SERVICES AND REPAIR net sales for the six months increased to $38.7 million from $32.9 million (18%). Turbine Component Services and Repair income from operations before corporate and interest expense increased $2.1 million to $5.5 million from $3.4 million last year.

   AEROSPACE COMPONENT MANUFACTURING sales for the quarter increased $1.5 million to $11.6 million from $10.1 million last year (15%). Aerospace Component Manufacturing income from operations before corporate and interest expense was $1.2 million compared to $.8 million last year.

   AEROSPACE COMPONENT MANUFACTURING sales for the six months increased $4.0 million to $22.2 million from $18.2 million (22%). Aerospace Component Manufacturing income from operations before corporate and interest expense was $2.2 million compared to $1.6 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Working capital increased to $28.6 million at March 31, 1998, compared to $24.5 million at September 30, 1997. The current ratio was 2.3 and 2.3 respectively. Total debt as a percentage of tangible shareholders' equity was 38.5% at March 31, 1998 compared to 35.3% at September 30, 1997. Capital expenditures for the six months were $5.1 million compared to $1.9 million a year ago. The Company considers it has adequate financing available to meet its needs for the year.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)The following Exhibits are included herein:

                  Exhibit 27 Financial Data Schedule

         (b)No report on Form 8-K was filed during the quarter ended March 31, 1998.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date              April 28, 1998                     /s/ Jeffrey P. Gotschall
                  --------------                     -------------------------
                                                       Jeffrey P. Gotschall
                                                     Chief Executive Officer




Date              April 28, 1998                    /s/ Richard A. Demetter
                  --------------                --------------------------------
                                                      Richard A. Demetter
                                                   Vice President - Finance
                                                (Principal Accounting Officer)