Form 10-Q
period 1998-06-30
SIFCO INDUSTRIES INC
filed 1998-08-04
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





   For Quarter Ended   June 30, 1998           Commission File Number     1-5978
                     ----------------                                   --------


                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)



        Ohio                                                     34-0553950
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  970 East 64th Street, Cleveland, Ohio                                    44103
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (216) 881-8600
                                                    ----------------------------

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

  Class                                             Outstanding at July 27, 1998
--------------------------                          ----------------------------

Common Stock, $1 Par Value                                    5,168,267

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                         Page No.
                                                                                         --------

Financial Statements:
         Consolidated Condensed Balance Sheets --
           June 30, 1998, and September 30, 1997                                        2

         Consolidated Condensed Statements of Income --
           Three Months and Nine Months Ended
           June 30, 1998 and 1997                                                       3

         Consolidated Condensed Statements of Cash Flows --
           Three Months and Nine Months Ended
           June 30, 1998 and 1997                                                       4

         Notes to Consolidated Condensed
          Financial Statements                                                          5,6,7

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                                  8,9,10,11

         Other Information and Signatures                                               12

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                       June 30          Sept. 30
                                                                          1998             1997
                                                                          ----             ----
                                                      ASSETS
                                                      ------
Current Assets
  Cash & Cash Equivalents                                              $   1,229       $   2,998
  Accounts Receivable, Net                                                21,836          20,516
  Inventories
    Raw Materials & Supplies                                               6,556           6,032

    Work-in-Process & Finished Goods                                      21,613          13,814
                                                                       ---------       ---------
                                                                          28,169          19,846
Prepaid Expenses and Other Current Assets                                  1,566             689
                                                                       ---------       ---------
         TOTAL CURRENT ASSETS                                             52,800          44,049

Property, Plant & Equipment, Net                                          29,312          24,714
Goodwill, Net of Amortization                                              3,777           3,864
Funds Held by Trustee for Capital Project                                  1,520              --
Other Non-Current Assets                                                   1,403           1,817
                                                                       ---------       ---------
                  TOTAL ASSETS                                         $  88,812       $  74,444


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                        1,400           1,256
  Accounts Payable                                                        11,181          10,497
  Accrued Expenses                                                         7,518           7,548
  Accrued Income Taxes                                                     1,190             228
                                                                       ---------       ----------
         TOTAL CURRENT LIABILITIES                                        21,289          19,529

  Long-Term Debt - Less Current Portion                                   19,100          11,716

Deferred Federal Income Taxes and Other                                    2,296           2,631

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                     --               --
   Common Shares, Par Value $1 Per Share                                   5,168            5,160
   Paid-in-Surplus                                                         6,161            6,101
   Retained Earnings                                                      34,798           29,307
                                                                       ---------       ----------
         TOTAL SHAREHOLDERS' EQUITY                                    46,127              40,568

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 88,812        $   74,444
                                                                       =========       ==========

See accompanying notes to consolidated condensed financial statements.

                                      (2)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                         Three Months Ended     Nine Months Ended
                                               June 30                June 30
                                          1998       1997        1998         1997
                                          ----       ----        ----         ----

Net Sales of SIFCO
         Industries, Inc.              $ 31,957    $ 29,999    $ 92,804    $ 80,882
Cost & Expenses
         Cost of Goods Sold              25,434      23,260      73,327      63,926
         Selling, General &
           Administrative Expense         3,499       3,919      10,338      10,244
         Interest Income                    (41)        (43)       (144)       (102)
         Interest Expense                   334         277         899         901
Other (Income) Expense, Net                   4          17        (337)         58
                                       --------    --------    --------    --------

Total Costs & Expenses                   29,230      27,430      84,083      75,027
Income Before Income Taxes                2,727       2,569       8,721       5,855

Provision for Federal, Foreign
  & State Income Taxes                      591         560       1,789       1,322
                                       --------    --------    --------    --------

Net Income                             $  2,136    $  2,009    $  6,932    $  4,533
                                       ========    ========    ========    ========

Net Income Per Share (Basic)            $    .41   $    .39    $   1.34    $    .88
Net Income Per Share (Diluted)                     $    .41    $    .38    $   1.33
                                                                           $    .87

Average Shares Outstanding (Basic)        5,167       5,145       5,163       5,138
Average Shares Outstanding (Diluted)      5,233       5,190       5,228       5,183

Cash Dividends per Common Share        $    .05       $----    $    .10    $   --


See accompanying notes to consolidated condensed financial statements.

                                      (3)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                Nine Months Ended
                                                                                      June 30
                                                                                 1998       1997
                                                                                 ----       ----
Net cash provided by (used for) operating activities:
Net income                                                                     $ 6,932    $ 4,533
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                 3,003      2,887
   Deferred income taxes and other                                                (335)      (388)
                                                                               -------    -------

   Subtotal                                                                      9,600      7,032

Net cash provided by (used for) changes in operating assets and liabilities:
   Receivables                                                                  (1,320)    (4,700)
   Inventories                                                                  (8,323)      (613)
   Accrued or refundable income taxes                                              962        713
   Prepaid expenses and other current assets                                      (877)      (391)
   Accounts payable                                                                684       (154)
   Accrued expenses                                                                (30)     1,452
                                                                               -------    -------
   Net cash provided by (used for) changes
         in operating assets and liabilities                                    (8,904)    (3,693)
                                                                               -------    -------

   Net cash provided by (used for) operating activities                            696      3,339

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                      (8,214)    (3,250)
    (Income) decrease in funds held by trustee for capital project              (1,520)      --
   Other                                                                           257        (28)
                                                                               -------    -------

     Net cash provided by (used for) investing activities                       (9,477)    (3,278)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                           8,256      3,900

   Repayment of borrowings                                                        (728)    (4,089)
   Cash dividends declared                                                        (516)      --
                                                                               -------    -------

   Net cash provided by (used for) financing activities                          7,012       (189)
                                                                               -------    -------
Increase (decrease) in cash and cash equivalents                                (1,769)      (128)
Cash and cash equivalents, beginning of year                                     2,998      2,130
                                                                               -------    -------
Cash and cash equivalents, end of period                                       $ 1,229    $ 2,002
                                                                               =======    =======

See accompanying notes to consolidated condensed financial statements.

                                      (4)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                  JUNE 30, 1998

NOTES
-----


(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the 1998 classification.


(2)      Debt:
         -----

Long-term debt as of June 30, 1998 and September 30, 1997 consisted of:

                                               June 30   Sept. 30
                                                1998       1997
                                                ----       ----
                                                 ($000 Omitted)
Variable Rate Industrial Development
Demand Revenue Improvement
and Refunding Bonds                            $ 4,100   $ 1,900

Note payable to bank, due in quarterly
installments of $300,000                        12,000     5,572

Note payable to bank, due October 31, 1998,
interest payable quarterly, at rates based
upon LIBOR and DIBOR                             1,000     1,000

Note payable under revolving credit
agreement, at the base rate                      3,400     4,500
                                               -------   -------
                                               $20,500   $12,972

Less - current maturities                        1,400     1,256
                                               -------   -------

                                               $19,100   $11,716
                                               =======   =======

                                      (5)

In April 1998, the Company restructured its credit facilities. It reduced the previously existing $9 million revolving credit agreement to $4 million, which bears interest at the bank's base rate, and also replaced the $5.144 million term loan with a 10-year, $12 million term loan. The loan is repayable in quarterly payments of $0.3 million beginning August 1, 1998. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The average balance outstanding against the revolving credit agreement was $5.1 million and $5.3 million during the nine-month period of fiscal 1998 and 1997, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

In addition, the Company has a $1.15 million credit facility, which is used for an irrevocable letter of credit that secures the $1 million loan from an Irish bank due October 31, 1998. The loan has a variable interest rate based on a combination of LIBOR and DIBOR (Dublin Interbank Rates) rates.

The Company obtained a $4.2 million, 15-year, Industrial Development bond. The proceeds of the bond will be used to refund the existing Industrial Development bond and the balance of the funds will be used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. The first principal payment is $200,000 and increases each year until the final payment of $355,000 in 2013. The principal payment increases by $15,000 and $5,000 in the second and third year, respectively, and by $10,000 in the following seven years. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable letter of credit.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $10.0 million at June 30, 1998.

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

                                      (6)

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1998 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,472,000 and $4,372,000 higher than reported at June 30, 1998 and September 30, 1997, respectively.

(7)      Other Income:
         -------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(8)      Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the nine months ended June 30, 1998 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

The Company prepares its financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect amounts reported in the financial statements for the reporting period. Actual results could differ from those based upon such estimates and assumptions. These estimates and assumptions are revised as necessary.

                                      (7)

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                Three Months Ended          Nine Months Ended
                                    June 30                     June 30
                                  1998 and 1997              1998 and 1997
                                  -------------              -------------

Net Sales of SIFCO
Industries, Inc.               $  1,958           7%    $ 11,922          15%

Cost of Sales                     2,174           9%       9,401          15%

Selling, General &
Administrative                     (420)        (11)%         94           1%

Interest Income                      (2)         (5)%         42          41%

Interest Expense                     57          21%          (2)       --

Other Income, Net                   (13)        (76)%        395        --

Income Before Income Taxes          158           6%       2,866          49%

Provision for Federal,
Foreign & State Income Taxes         31           6%         467          35%

Net Income                          127           6%       2,399          53%

                                      (8)

MANAGEMENT'S DISCUSSION
-----------------------

         During the third quarter our net income and sales were both up 6% compared to the same period last year. Sales rose to $32 million for the quarter while bookings increased 11% to $29 million. Sales for the nine months were at $93 million while bookings increased 9% to $92 million year-to-date.

         Last quarter we reviewed the major expansion of our turbine component repair facility that is under way in Tampa and the completion of new repair operations in Ireland. Despite the impact of the additional cost the new Ireland facility had on the segment's performance, the increased capabilities have already enabled us to expand our product lines and to reduce our backlog from $46 million to $45 million by providing even faster repair times to our customers.

         The special focus of this report is on the update of company-wide products and their application in the aerospace markets we serve worldwide. We hope that increased understanding of our product portfolio will assist you in gaining insight into our company, its performance and future potential.

         Possibly the most important characteristic of SIFCO Industries is its role as an independent aerospace supplier whose products and markets served are broadly diverse. Our product lines are represented in all types of aircraft from the smallest private jets used in business commuting to the largest wide-bodied aircraft for commercial airlines. The list also includes products for the Department of Defense from helicopters to advanced fighters.

         SIFCO is divided into two business segments: The service and repair of turbine components and the manufacture of products for the aerospace industry.

         Our repair segment has established itself as a world class provider of repairs for gas turbine engine "hot section" vanes, blades and related components and represents 2/3 of our company's business.

         The hot section of the gas turbine engine is directly after the combustion chamber. The components in the hot section include stationary vanes and rotating blades. The vanes and blades number in the hundreds, and because of the extremes in temperature and pressure, can suffer considerable damage. Damaged blades and vanes, however, can be repaired at lower cost than purchasing new parts, thus offering an economical alternative for engine maintenance.

         The repair of blades, vanes and other components can be a challenging operation , demanding both considerable ability and state-of-the-art equipment and technology, such as electron beam welding, fluoride ion cleaning, laser drilling, coating and diffusion bonding . Each repair process and technique must be approved by either the original manufacturer of the part or by the FAA. To date, our list of repair approvals includes all major engine manufacturers and most of the world's airlines. Manufacturers include General Electric, Pratt & Whitney, Rolls-Royce, CFM International, SNECMA, AlliedSignal and Turbomeca.

         Our Turbine Group has invested considerable time and effort to earn these approvals and continues to develop new repair procedures to broaden our product portfolio and expand repair services to our customers worldwide.

         Our manufacturing segment produces thousands of different components for a wide spectrum of the aerospace industry. SIFCO-manufactured components can be found in a wide variety of landing gears, engine mounts, wing supports, turbine shafts and discs, actuator cylinders and many other airframe or engine components that demand quality, strength and integrity.

         The diversity of aircraft utilizing SIFCO-manufactured products reads like a "Who's Who" in world aviation. Not only are new aircraft utilizing SIFCO-manufactured components, but throughout the aircraft's useful service life, spare parts are needed to maintain airworthiness requirements. Suffice it to say that almost all major commercial, civilian and military aircraft and helicopters in regular use fly with components, original or spares, manufactured by SIFCO.

         At a meeting held July 28, 1998, the Board of Directors declared a cash dividend of $.05 per share for the quarter. This dividend will be payable September 1, 1998 on the Common Shares of the Corporation to holders of record at the close of business on August 18, 1998. The quarterly cash dividend reflects the company's appreciation for the continuing loyalty and support of its shareholders and our confidence in the strength of our business segments.

                                      (9)

FINANCIAL ANALYSIS
------------------

         Net sales for the third quarter ended June 30, 1998 increased $2.0 million to $32.0 million from $30.0 million a year ago. The Company reported net income of $2.1 million compared to $2.0 million a year ago. Income from operations before corporate and interest expense decreased $.1 million to $3.6 million from $3.7 million last year.

         Net sales for the nine months ended June 30, 1998 increased $11.9 million to $92.8 million from $80.9 million a year ago. The Company reported net income of $6.9 million compared to $4.5 million last year. Income from operations before corporate and interest expense was $11.3 million compared to $8.7 million last year.

         Net interest expense for the third quarter was $.3 million and $.2 million last year. Year-to-date net interest expense was $.8 million for both periods.

         New orders received for the third quarter were $29.0 million, up $2.8 million from $26.2 million last year. Year-to-date, new orders received were $94.0 million compared to $86.0 million last year.

         TURBINE COMPONENT SERVICES AND REPAIR net sales for the third quarter increased $2.1 million to $20.2 million from $18.1 million a year ago. Turbine Component Services and Repair income from operations before corporate and interest expense decreased slightly to $2.2 million from $2.3 million last year.

         TURBINE COMPONENT SERVICES AND REPAIR net sales for the nine months increased $8.0 million to $59.0 million from $51.0 million a year ago. Turbine Component Services and Repair income from operations before corporate and interest expense increased to $7.7 million from $5.7 million a year ago.

         AEROSPACE COMPONENT MANUFACTURING sales for the third quarter were down slightly to $11.8 million from $12.0 million a year ago. Aerospace Component Manufacturing operating profit before corporate and interest expense was $1.4 million, the same as a year ago.

         AEROSPACE COMPONENT MANUFACTURING sales for the nine months were $34.0 million compared to $30.2 million a year ago. Aerospace Component Manufacturing operating profit before corporate and interest expense was $3.6 million compared to $3.0 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital increased to $31.5 million at June 30, 1998, compared to $24.5 million at September 30, 1997. The current ratio was 2.5 and 2.3 respectively. Total debt as a percentage of tangible shareholders' equity was 47.2% at June 30, 1998 compared to 35.3% at September 30, 1997. Capital expenditures for the nine months were $8.2 million compared to $3.3 million a year ago. The Company considers it has adequate financing available to meet its needs for the year.

                                      (10)

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

Item 6. Exhibits and Reports on Form 8-K

      (a)The following Exhibits are included herein:

            Exhibit 27 Financial Data Schedule

      (b)No report on Form 8-K was filed during the quarter ended June 30, 1998.

                                      (11)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                              SIFCO INDUSTRIES, INC.
                                                   (Registrant)



Date              July 31, 1998                         /*/ Jeffrey P. Gotschall
                  -------------                         ------------------------
                                                            Jeffrey P. Gotschall
                                                         Chief Executive Officer


Date              July 31, 1998                          /*/ Richard A. Demetter
                  -------------                          -----------------------
                                                           Richard A. Demetter
                                                        Vice President - Finance
                                                  (Principal Accounting Officer)


                                      (12)