Form 10-Q
period 1998-12-31
SIFCO INDUSTRIES INC
filed 1999-02-08
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended  December 31, 1998              Commission File Number 1-5978
                   -----------------                                     ------



                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)



                Ohio                                       34-0553950
--------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification No.)

970 East 64th Street, Cleveland, Ohio                              44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code     (216) 881-8600
                                                          ----------------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes   X   No
                                             -----

                  Class                         Outstanding at January 31, 1999
                  -----                         -------------------------------

          Common Stock, $1 Par Value                     5,172,921

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                       Page No.
                                                                       --------

Financial Statements:

         Consolidated Condensed Balance Sheets --
           December 31, 1998, and September 30, 1998                       2

         Consolidated Condensed Statements of Income --
           Three Months
           December 31, 1998 and 1997                                      3

         Consolidated Condensed Statements of Cash Flows --
           Three Months
           December 31, 1998 and 1997                                      4

         Notes to Consolidated Condensed
          Financial Statements                                          5,6,7,8

         Management's Discussion and Analysis of the
           Consolidated Condensed Statements of Income                  9,10,11

         Other Information and Signatures                               12, 13

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                                   Dec 31               Sept. 30
                                                                                    1998                   1998
                                                                                    ----                   ----
                                     ASSETS
                                     ------
Current Assets
  Cash & Cash Equivalents                                                          $ 5,230               $ 3,503
  Accounts Receivable, Net                                                          19,133                20,073
  Inventories
    Raw Materials & Supplies
                                                                                     7,477                 8,008
    Work-in-Process & Finished Goods                                                19,014                19,631
                                                                                   -------               -------
                                                                                    26,491                27,639
Prepaid Expenses and Other Current Assets                                            1,366                   552
                                                                                   -------               -------
         TOTAL CURRENT ASSETS                                                       52,220                51,767

Property, Plant & Equipment, Net                                                    32,523                32,582
Goodwill, Net of Amortization                                                        3,719                 3,748
Funds Held by Trustee for Capital Project                                              922                   922
Other Non-Current Assets                                                             1,751                 1,865
                                                                                   -------               -------
                  TOTAL ASSETS                                                     $91,135               $90,884
                                                                                   =======               =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                                  1,400                 1,400
  Accounts Payable                                                                   9,483                12,192
  Accrued Expenses                                                                   6,919                 7,355
  Accrued Income Taxes                                                                 341                   568
                                                                                   -------               -------
         TOTAL CURRENT LIABILITIES                                                  18,143                21,515

  Long-Term Debt - Less Current Portion                                             19,600                16,500

  Deferred Federal Income Taxes and Other                                            2,853                 2,979

  Shareholders' Equity
   Serial Preferred Shares - No Par Value                                             --                    --
   Common Shares, Par Value $1 Per Share                                             5,173                 5,170
   Paid-in-Surplus                                                                   6,235                 6,198
   Retained Earnings                                                                39,131                38,522
                                                                                   -------               -------
         TOTAL SHAREHOLDERS' EQUITY                                                 50,539                49,890

                  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         $91,135               $90,884
                                                                                   =======               =======

See accompanying notes to consolidated condensed financial statements.



                                      (2)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                                                     Three Months Ended
                                                                                         December 31
                                                                               1998                       1997
                                                                               ----                       ----
Net Sales of SIFCO
         Industries, Inc.                                                   $ 29,525                    $ 29,898
Cost & Expenses
         Cost of Goods Sold                                                   25,080                      23,212
         Selling, General &
           Administrative Expense                                              3,438                       3,441
         Interest Income                                                         (55)                        (50)
         Interest Expense                                                        350                         257
         Other (Income) Expense, Net                                            (245)                       (139)

Total Costs & Expenses                                                        28,568                      26,721

Income Before Income Taxes                                                       957                       3,177

Provision for Federal, Foreign
  & State Income Taxes                                                            78                         750
                                                                            --------                    --------

Net Income                                                                  $    879                    $  2,427
                                                                            ========                    ========

Net Income Per Share (Basic)                                                $    .17                    $    .47
Net Income Per Share (Diluted)                                              $    .17                    $    .47

Average Shares Outstanding (Basic)                                             5,171                       5,160
Average Shares Outstanding (Diluted)                                           5,242                       5,206

Cash Dividends per Common Share                                             $   --                      $   --



See accompanying notes to consolidated condensed financial statements.


                                      (3)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                                    Three Months Ended
                                                                                                        December 31
                                                                                                1998                 1997
                                                                                                ----                 ----
Net cash provided by (used for) operating activities:
Net income                                                                                    $   879           $ 2,427
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                                1,127             1,052
   Deferred income taxes and other                                                               (126)             (124)
                                                                                              -------           -------

   Subtotal                                                                                     1,880             3,355

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                                                    940              (411)
   Inventories                                                                                  1,148            (1,576)
   Accrued or refundable income taxes                                                            (227)              444
   Prepaid expenses and other current assets                                                     (814)             (689)
   Accounts payable                                                                            (2,709)             (450)
   Accrued expenses                                                                              (436)              (48)
                                                                                              -------           -------
   Net cash provided by (used for) changes
         in operating assets and liabilities                                                   (2,098)           (2,730)
                                                                                              -------           -------

   Net cash provided by (used for) operating activities                                          (218)              625

   Net cash provided by (used for) investing activities:
     Purchase of property, plant & equipment                                                   (1,302)           (2,153)
     (Increase) decrease in funds held by trustee for capital project                            --                --
     Other                                                                                        147                55
                                                                                              -------           -------

   Net cash provided by (used for) investing activities                                        (1,155)           (2,098)

   Net cash provided by (used for) financing activities:
     Proceeds from additional borrowings                                                        3,400             2,500
     Repayment of borrowings                                                                     (300)             (314)
     Cash dividends declared                                                                     --                --
                                                                                              -------           -------

   Net cash provided by (used for) financing activities                                         3,100             2,186
                                                                                              -------           -------
   Increase (decrease) in cash and cash equivalents                                             1,727               713
   Cash and cash equivalents, beginning of year                                                 3,503             2,998
                                                                                              -------           -------
   Cash and cash equivalents, end of period                                                   $ 5,230           $ 3,711
                                                                                              =======           =======

See accompanying notes to consolidated condensed financial statements.

                                       (4)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                DECEMBER 31, 1998

NOTES
-----


(1)      Summary of Significant Accounting Policies:
         -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform with the 1998 classification.


(2)      Debt:
         -----

Long-term debt as of December 31, 1998 and September 30, 1998 consisted of:


                                                                      Dec 31                Sept. 30
                                                                       1998                   1998
                                                                       ----                   ----
                                                                               ($000 Omitted)
   Variable Rate Industrial Development
   Revenue Improvement
   and Refunding Bonds                                               $ 4,100                 $ 4,100

   Note payable to bank, due in quarterly
     installments of $300,000                                         11,400                  11,700

   Note payable to bank, due October 31, 1999,
     interest payable quarterly, at rates based
     upon LIBOR and DIBOR                                              1,000                   1,000

   Note payable under revolving credit
     agreement, at the base rate                                       4,500                   1,100
                                                                     -------                 -------
                                                                     $21,000                 $17,900

   Less - current maturities                                           1,400                   1,400
                                                                     -------                 -------

                                                                     $19,600                 $16,500
                                                                     =======                 =======


                                      (5)

In April 1998, the Company restructured its credit facilities. It reduced the previously existing $9 million revolving credit agreement, which was $6 million on December 31, 1998 and bears interest at the bank's base rate, and also replaced the $5.144 million term loan with a 10-year, $12 million term loan. The term loan is repayable in quarterly payments of $0.3 million. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The average balance outstanding against the revolving credit agreement was $3.1 million and $4.7 million during the three-month period of fiscal 1999 and 1998, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

In addition, the Company has a $1.15 million credit facility, which is used for an irrevocable letter of credit that secures the $1 million loan from an Irish bank due October 31, 1999. The loan has a variable interest rate based on a combination of LIBOR and DIBOR (Dublin Interbank Rates) rates.

The Company obtained a $4.1 million, 15-year, Industrial Development bond. The proceeds of the bond were used to refund the existing Industrial Development bond of $1.6 million and the balance of the funds are being used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. The first principal payment is $200,000 and increases each year until the final payment of $355,000 in 2013. The principal payment increases by $15,000 and $5,000 in the second and third year, respectively, and by $10,000 in the following seven years. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable letter of credit.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $11.3 million at December 31, 1998.

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

(6)      Inventories:
         ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1999 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,060,000 and $4,060,000 higher than reported at December 31, 1998 and September 30, 1998, respectively.

(7)      Other Income:
         ------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.


(8)      Comprehensive Income
         --------------------
Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income, which includes net income and other comprehensive income items previously included within separate components of shareholders' equity. Since the undistributed earnings of the Company's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income for the three months ended December 31, 1998 and 1997 are as follows:


                                                         ($000 omitted)
                                                         1998       1997
                                                         ----       ----
          Net Income                                   $   879    $ 2,427
          Other comprehensive income (loss):
            Foreign currency translation adjustments      (269)      (443)
                                                       -------    -------
          Comprehensive income                         $   610    $ 1,984
                                                       =======    =======




                                      (7)

(9)      Business Segment Information
         ----------------------------

The following table summarizes certain information regarding segments of the Company's operations for the quarter ended December 31, 1998 and 1997:

                                                                  ($000 omitted)
                                                              12/31/98        12/31/97
                                                              --------        --------
         Net sales, including intersegment sales:
             Turbine Component Services & Repair              $ 20,715        $ 19,432
             Aerospace Component Manufacturing                   8,810          10,541
             Intersegment sales                                      0             (75)
                                                              --------        --------
                                                              $ 29,525        $ 29,898
                                                              ========        ========

         Income (loss) from operations before corporate
             expenses and interest expense:
             Turbine Component Services & Repair              $  1,611        $  3,030
             Aerospace Component Manufacturing                     289           1,035
                                                              --------        --------
                                                                 1,900           4,065

         Corporate expenses                                       (648)           (681)
         Interest (expense) income, net                           (295)           (207)
                                                              --------        --------
         Income before income taxes                           $    957        $  3,177
                                                              ========        ========

(10)     Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the three months ended December 31, 1998 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

The Company prepares its financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect amounts reported in the financial statements for the reporting period. Actual results could differ from those based upon such estimates and assumptions. These estimates and assumptions are revised as necessary.



                                      (8)

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:





                                                                                  Three Months Ended
                                                                                      December 31
                                                                                    1998 and 1997
                                                                              --------------------------
                 Net Sales of SIFCO Industries, Inc.                          $ (373)              (1) %

                 Cost of Sales                                                 1,868                8  %

                 Selling, General & Administrative                                (3)               0  %

                 Interest Income                                                   5               10  %

                 Interest Expense                                                 93               36 %

                 Other Income, Net                                               106               76  %

                 Income Before Income Taxes                                   (2,220)             (70)  %

                 Provision for Federal,
                    Foreign & State Income Taxes                                (672)             (90)  %

                 Net Income                                                   (1,548)             (64)  %


                                      (9)

MANAGEMENT'S DISCUSSION

FIRST QUARTER RESULTS

We expected first quarter financial results to be slower than the record pace we exhibited throughout most of fiscal 1998. Our expectation stemmed from an anticipated slowdown in our Aerospace Manufacturing Group to facilitate the conversion to synchronous manufacturing, and higher operating costs at our Turbine Component Services and Repair Group as we brought facility operations on-line that were completed last year. To our disappointment, market conditions in both segments of our business caused our operating results to fall below our expectations.

We achieved revenues for the first quarter of fiscal 1999 of $29.5 million, a decrease of 1.2% from the record $29.9 million posted for last year's first quarter. Changes in product mix, pushouts of orders, and the additional overhead from our expansions resulted in pre-tax income falling to $1.0 from $3.2 million for the prior year period. Net income of $0.9 million, or $0.17 per diluted share, was down from fiscal 1998 first quarter's record $2.4 million, or $0.47 per share.

MARKET CONDITIONS

The aerospace industry experienced a period of uncertainty in the second half of 1998. Worldwide economic conditions created fears about passenger traffic and aircraft utilization that resulted in delays in orders to our manufacturing group and the postponement of aircraft repairs. We believe these to be temporary. Passenger traffic and aircraft utilization remain high suggesting a growing need for repairs and a reinstatement of manufacturing orders.

We are not content, however, to simply await improvements in market conditions. But we are instead taking full advantage of this downturn to implement measures that will benefit SIFCO in the future, primarily through continuing to transform our repair operations to more full service repairs and materials management for our customers. This long-term growth strategy was enhanced by our major capital investments in 1998. This year we are investing our time and personnel resources to make these investments successful. We expect to begin to realize the benefits soon and will begin using our free cash flow to reduce debt and strengthen our balance sheet.

TURBINE COMPONENT SERVICES AND REPAIR

Softer market conditions, increased competition, and a less favorable business mix affected revenue growth and operating profitability for the Turbine Component Services and Repair Group. Additionally, our facility expansions, which will allow us to increase the types and volumes of products we can repair, have not yet achieved the desired volume levels necessary to offset their additional operating costs.

As aircraft utilization rates remain high, postponed repairs will inevitably need to be made, making us optimistic for stronger results. Longer-term, our initiative to become a more full service provider will strengthen our market position, make us more valuable to our customers, and drive future revenue and income growth.

AEROSPACE MANUFACTURING GROUP

The implementation of synchronous manufacturing, a pushout in orders, and customer inventory adjustment caused results for the Aerospace Manufacturing Group to decline for the quarter. On the positive side, our efforts in synchronous manufacturing have reduced work-in-process inventory since we began implementation in August. These new operating procedures, shorter material lead-times, and equipment investments have improved our flexibility, strengthened our on-time delivery rate, and allowed us to reduce backlog on a more just-in-time basis. Our operational enhancements give us greater confidence that we have the flexibility and capacity to support higher volume with quicker delivery times when market conditions improve.

OUTLOOK

While the aerospace industry is one of long and short cycles, our investments and strategies to prepare SIFCO for long-term strength and success remain constant and ongoing. We believe market conditions will strengthen, and are therefore optimistic for improvements.


                                      (10)

FINANCIAL ANALYSIS

         Net sales for the first quarter ended December 31, 1998 decreased to $29.5 million from $29.9 million a year ago, or a little more than 1%. The Company reported net income of $0.9 million compared to $2.4 million a year ago.

         Net interest expense increased to $0.3 million from $0.2 a year ago, reflecting higher borrowing requirements for increased working capital.

         New orders received declined to $28.0 million from $31.0 million last year while backlog declined to $40.0 million from $46.0 million a year ago.

         TURBINE COMPONENT SERVICES AND REPAIR (TCSR) net sales increased slightly to $20.7 million from $19.5 million last year. TCSR income from operations before corporate and interest expense decreased to $1.6 million compared to $3.0 million last year as a result of increased operating costs related to the Company's expansions in Ireland and Tampa, Florida and a less profitable mix of business.

         AEROSPACE COMPONENT MANUFACTURING segment (ACM) net sales decreased to $8.8 million from $10.5 million last year. ACM income from operations before corporate and interest expense declined to $0.3 million from $1.0 million last year, primarily due to the volume decline.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $34.1 million at December 31, 1998, compared to $30.2 million at September 30, 1998. The current ratio for the same period was
2.9 and 2.4 respectively. Total debt as a percentage of tangible shareholders' equity was 45.3% at December 31, 1998 compared to 39.4% at September 30, 1998.

         The Company has borrowed $4.5 million against its revolving credit line of $6.0 million at December 31, 1998. The Company considers it has adequate financing available to meet its needs through the current year.



                                      (11)

                          PROVISION FOR TAXES ON INCOME
                          -----------------------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

                                 YEAR 2000 ISSUE
                                 ---------------

         Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company anticipates that it will remediate its Year 2000 contingency plan. The Company estimates its cost to be compliant at approximately $100,000, excluding the cost of Company information technology employees.

         However, the Year 2000 problem is unique and the Company's Year 2000 program is based on various assumptions and expectations that cannot be assured. The cost estimate does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. It would be impractical for the company to address all potential Year 2000 problems of Third Parties that, if uncorrected, could have a material adverse impact on the Company's business.

                              SAFE HARBOR STATEMENT
                              ---------------------

         This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

         Such factors include the following: (1) continuation of the current and projected future business environment, including interest rates and capital and consumer spending; (2) competitive factors and competitor responses to the Company's initiatives; (3) successful development and market introductions of anticipated new products; (4) stability of government laws and regulations, including taxes; (5) stable governments and business conditions in emerging economies; (6) successful penetration of emerging economies; (7) continuation of the favorable environment to make acquisitions, domestic and foreign, including regulatory requirements and market values of candidates; (8) successful identification and conversion of computer systems to address the year 2000 issue by the Company, suppliers and vendors.


Item 6.  Exhibits and Reports on Form 8-K

                  (a) The following Exhibits are included herein:

                           Exhibit 27 Financial Data Schedule

                  (b) No report on Form 8-K was filed during the quarter ended
                      December 31, 1998.



                                      (12)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date    February 5, 1999                        /*/ Jeffrey P. Gotschall
        ----------------                        -----------------------------
                                                 Jeffrey P. Gotschall
                                                Chief Executive Officer




Date    February 5, 1999                        /*/ Richard A. Demetter
        ----------------                        -----------------------------
                                                 Richard A. Demetter
                                                Vice President - Finance
                                                (Principal Accounting Officer)





                                      (13)