Form 10-Q
period 1999-03-31
SIFCO INDUSTRIES INC
filed 1999-05-13
CIK 90168

                                   FORM 1O-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934






For Quarter Ended March 31, 1999                   Commission File Number 1-5978
                  --------------                                          ------


                    SIFCO Industries, Inc., and Subsidiaries
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)



         Ohio                                                   34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

   970 East 64th Street, Cleveland, Ohio                              44103
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code            (216) 881-8600
                                                   -----------------------------

                                      None
--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             ---    ---

          Class                                Outstanding at April 30, 1999
          -----                                -----------------------------
Common Stock, $1 Par Value                              5,179,777

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    Page No.
                                                                    --------

Financial Statements:

Consolidated Condensed Balance Sheets --
         March 31, 1999, and September 30, 1998                         2

Consolidated Condensed Statements of Income --
         Three Months and Six Months
         March 31, 1999 and 1998                                        3

Consolidated Condensed Statements of Cash Flows --
         Three Months and Six Months
         March 31, 1999 and 1998                                        4

Notes to Consolidated Condensed
         Financial Statements                                         5,6,7,8

Management's Discussion and Analysis of the
         Consolidated Condensed Statements of Income                  9,10,11

Other Information and Signatures                                       12, 13

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                          Mar.31          Sept.30
                                                           1999            1998
                                                         --------        --------
                                         ASSETS
                                         ------
Current Assets
  Cash & Cash Equivalents                                $  3,967        $  3,503
  Accounts Receivable, Net                                 19,129          20,073
  Inventories
    Raw Materials & Supplies                                8,541           8,008
    Work-in-Process & Finished Goods                       16,929          19,631
                                                         --------        --------
                                                           25,470          27,639
Prepaid Expenses and Other Current Assets                   1,120             552
                                                         --------        --------
    TOTAL CURRENT ASSETS                                   49,686          51,767

Property, Plant & Equipment, Net                           31,163          32,582
Goodwill, Net of Amortization                               3,690           3,748
Funds Held by Trustee for Capital Project                     660             922
Other Non-Current Assets                                    1,529           1,865
                                                         --------        --------
         TOTAL ASSETS                                    $ 86,728        $ 90,884
                                                         ========        ========


                           LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities
  Current Portion of Long-Term Debt                         1,400           1,400
  Accounts Payable                                          8,963          12,192
  Accrued Expenses                                          7,324           7,355
  Accrued Income Taxes                                        528             568
                                                         --------        --------
   TOTAL CURRENT LIABILITIES                               18,215          21,515

Long-Term Debt - Less Current Portion                      16,500          16,500

Deferred Federal Income Taxes and Other                     2,996           2,979

Shareholders' Equity
  Serial Preferred Shares - No Par Value                        -               -
  Common Shares, Par Value $1 Per Share                     5,180           5,170
  Paid-in-Surplus                                           6,272           6,198
  Retained Earnings                                        37,565          38,522
                                                         --------        --------
   TOTAL SHAREHOLDERS' EQUITY                              49,017          49,890

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY $ 86,728        $ 90,884
                                                         ========        ========

See accompanying notes to consolidated condensed financial statements.

                                      (2)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)


                                             Three Months Ended                  Six Months Ended
                                                    March 31                          March 31
                                              1999            1998              1999            1998
                                              ----            ----              ----            ----

Net Sales of SIFCO
     Industries, Inc.                       $ 30,281         $ 30,949         $ 59,806         $ 60,847

Cost & Expenses
     Cost of Goods Sold                       25,343           24,681           50,423           47,893
     Selling, General &
     Administrative Expense                    3,492            3,398            6,930            6,839
     Interest Income                             (50)             (53)            (105)            (103)
     Interest Expense                            293              308              643              565
     Other (Income) Expense, Net                 (84)            (202)            (329)            (341)
                                            --------         --------         --------         --------

Total Costs & Expenses                        28,994           28,132           57,562           54,853

Income Before Income Taxes                     1,287            2,817            2,244            5,994

Provision for Federal, Foreign
& State Income Taxes                             189              448              267            1,198
                                            --------         --------         --------         --------

Net Income                                  $  1,098         $  2,369         $  1,977         $  4,796
                                            ========         ========         ========         ========

Net Income Per Share (Basic)                $    .21         $    .46         $    .38         $    .93
Net Income Per Share (Diluted)              $    .21         $    .45         $    .38         $    .92

Average Shares Outstanding (Basic)             5,175            5,161            5,173            5,161
Average Shares Outstanding (Diluted)           5,220            5,231            5,233            5,226



Cash Dividends per Common Share             $    .05         $    .05         $    .05         $    .05


See accompanying notes to consolidated condensed financial statements.


                                      (3)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                Six Months Ended
                                                                                    March 31
                                                                               1999             1998
                                                                               ----             ----
Net cash provided by (used for) operating activities:
Net income                                                                   $  1,977         $  4,796
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                              2,241            2,065
     Deferred income taxes and other                                               17             (294)
                                                                             --------         --------
     Subtotal                                                                   4,235            6,567

Net cash provided by (used for) changes
     in operating assets and liabilities:
     Receivables                                                                  944             (598)
     Inventories                                                                2,169           (6,049)
     Accrued or refundable income taxes                                           (40)             401
     Prepaid expenses and other current assets                                   (568)            (683)
     Accounts payable                                                          (3,229)           2,785
     Accrued expenses                                                             (31)            (630)
                                                                             --------         --------

     Net cash provided by (used for) changes
          in operating assets and liabilities                                    (755)          (4,774)
                                                                             --------         --------

     Net cash provided by (used for) operating activities                       3,480            1,793

Net cash provided by (used for) investing activities:
     Purchase of property, plant & equipment                                   (2,236)          (5,063)
     (Increase) decrease in funds held by trustee for capital project             262               --
     Other                                                                       (784)            (130)
                                                                             --------         --------

     Net cash provided by (used for) investing activities                      (2,758)          (5,193)

Net cash provided by (used for) financing activities:
     Proceeds from additional borrowings                                        1,600            3,600
     Repayment of borrowings                                                   (1,600)            (628)
     Cash dividends declared                                                     (258)            (258)
                                                                             --------         --------


     Net cash provided by (used for) financing activities                        (258)           2,714
                                                                             --------         --------

Increase (decrease) in cash and cash equivalents                                  464             (686)
Cash and cash equivalents, beginning of year                                    3,503            2,998
                                                                             --------         --------
Cash and cash equivalents, end of period                                     $  3,967         $  2,312
                                                                             ========         ========

See accompanying notes to consolidated condensed financial statements.

                                      (4)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                 MARCH 31, 1999

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


(2)       Debt:
          -----

Long-term debt as of March 31, 1999 and September 30, 1998 consisted of:

                                                    Mar.31         Sept.30
                                                     1999            1998
                                                   --------        --------
                                                        ($000 Omitted)
Variable Rate Industrial Development
Revenue Improvement
and Refunding Bonds                                $  4,100        $  4,100

Note payable to bank, due in quarterly
installments of $300,000                             11,100          11,700

Note payable to bank, due October 31, 1999,
interest payable quarterly, at rates based
upon LIBOR and DIBOR                                   --             1,000

Note payable under revolving credit
agreement, at the base rate                           2,700           1,100
                                                   --------        --------
                                                   $ 17,900        $ 17,900

Less - current maturities                             1,400           1,400
                                                   --------        --------

                                                   $ 16,500        $ 16,500
                                                   ========        ========


                                      (5)

In April 1998, the Company restructured its credit facilities. It reduced the previously existing $9 million revolving credit agreement, which was $6 million on March 31, 1999 and bears interest at the bank's base rate, and also replaced the $5.144 million term loan with a 10-year, $12 million term loan. The term loan is repayable in quarterly payments of $0.3 million. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The average balance outstanding against the revolving credit agreement was $2.7 million and $6.0 million during the six-month period of fiscal 1999 and 1998, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

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

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $11.9 million at March 31, 1999.

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

(6)       Inventories:
          ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1999 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,060,000 and $4,060,000 higher than reported at March 31, 1999 and September 30, 1998, respectively.

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

Comprehensive income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                      Three Months Ended                 Six Months Ended
                                                           March 31                          March 31
                                                    1999             1998             1999             1998
                                                    ----             ----             ----             ----
Net Income                                       $  1,098         $  2,369         $  1,977         $  4,796
Other comprehensive income (loss):
 Foreign currency translation adjustments          (2,407)            (952)          (2,676)          (1,395)
                                                 --------         --------         --------         --------
Comprehensive income                             $ (1,309)        $  1,417         $   (699)        $  3,401
                                                 =========        ========         ========         ========


                                      (7)

(9)      Business Segment Information
         ----------------------------

         The following table summarizes certain information regarding segments of the Company's operations for the quarter ended March 31, 1999 and 1998:

                                                                           ($000 omitted)
                                                        Three Months Ended                  Six Months Ended
                                                             March 31                          March 31
                                                       1999             1998             1999             1998
                                                       ----             ----             ----             ----

Net sales, including intersegment sales:
Turbine Component Services & Repair                   $ 21,475         $ 19,304         $ 42,190         $ 38,736
Aerospace Component Manufacturing                        8,805           11,646           17,615           22,187
Intersegment sales                                           1               (1)               1              (76)
                                                      --------         --------         --------         --------
                                                      $ 30,281         $ 30,949         $ 59,806         $ 60,847
                                                      ========         ========         ========         ========

Income (loss) from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair                   $  1,608         $  2,467         $  3,218         $  5,497
Aerospace Component Manufacturing                          418            1,156              707            2,191
                                                      --------         --------         --------         --------
                                                         2,026            3,623            3,925            7,688

Corporate expenses                                        (496)            (551)          (1,143)          (1,232)
Interest (expense) income, net                            (243)            (255)            (538)            (462)
                                                      --------         --------         --------         --------
Income before income taxes                            $  1,287         $  2,817         $  2,244         $  5,994
                                                      ========         ========         ========         ========

(10)     Basis of Presentation and Management Estimates:
         -----------------------------------------------

The accompanying financial information for the three months ended March 31, 1999 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:


                                                   Three Months Ended                             Six Months Ended
                                                        March 31                                      March 31
                                                      1999 and 1998                                 1999 and 1998
                                                   -------------------                           -------------------

Net Sales of SIECO
Industries, Inc.                                $ (668)                (2)%                     $(1,041)         (2)%
Cost of Sales                                      662                  3 %                       2,530           5%

Selling, General &
Administrative                                      94                  3 %                          91           1%
Interest Income                                     (3)                (6)%                           2           2%
Interest Expense                                   (15)                (5)%                          78          14%
Other Income, Net                                 (118)               (58)%                         (12)         (4)%
Income Before Income Taxes                      (1,530)               (54)%                      (3,750)        (63)%

Provision for Federal,
Foreign & State Income Taxes                      (259)               (58)%                        (931)        (78)%
Net Income                                      (1,271)               (54)%                      (2,819)        (59)%

                                      (9)

MANAGEMENT'S DISCUSSION & FINANCIAL ANALYSIS
In reviewing the company's performance during the second quarter, President & CEO, Jeffrey P. Gotschall commented, "As expected, the worldwide economic conditions causing the aerospace industry to postpone aircraft repairs and defer orders for new parts continued to impact our financial results in the second quarter."

For the second quarter of fiscal 1999, compared with the second quarter of fiscal 1998:

     -    Net sales decreased 2% to $30.3 million from $30.9 million;

     -    Pre-tax income decreased 54% to $1.3 million from $2.8 million;

     -    Net income decreased 54% to $1.1 million from $2.4 million; and

     -    Earnings per diluted share decreased to $0.21 from $0.45

Through the first two quarters of fiscal 1999, compared with the first half of fiscal 1998:

     -    Net sales decreased 2% to $59.8 million from $60.8 million;

     -    Pre-tax income decreased 63% to $2.2 million from $6 million;

     -    Net income decreased 58% to $2 million from $4.8 million; and

     -    Earnings per diluted share decreased to $0.38 from $0.92

New orders received decreased against last year for both the second quarter and the six months. New orders for the second quarter were $27.4 million compared to last year's $33.4 million and $56.0 million compared to $64.8 million year-to-date. Backlog at March 31, 1999 was $37.3 million compared to $48.0 a year ago.

Net interest expense for the quarter was $0.24 million compared to $0.30 last year. Year-to-date net interest expense $0.5 million, the same as last year.

He continued, "If we have learned anything about the aerospace industry we serve, it is that the business it provides is cyclical. So while we try to reduce the impact of these cycles by expanding our services and broadening our product line, we also use the slower periods to prepare for handling the next business upturn more efficiently and more profitably."

TURBINE COMPONENT SERVICES AND REPAIR GROUP
The company continues to see soft markets and more aggressive competition in its Turbine Component Services and Repair Group, which now accounts for 70 percent of its corporate net sales. Turbine Component Services and Repair sales for the quarter were up 11 percent to $21.5 million, but the less profitable mix of business and higher operating costs of facilities that were added brought operating profit down 35 percent to $1.6 million.

Aircraft utilization rates are high, and postponed repairs must be done eventually. The company believes that the more it expands its capabilities and moves closer to its goal of being a full-service provider of repair and inventory management services, the more valuable it becomes to its customers.

AEROSPACE MANUFACTURING GROUP
SIFCO's manufacturing segment saw its quarterly operating income before corporate and interest expense fall 64 percent on a 24 percent decline in sales. Customers continued to defer or "push out" their orders and adjust their inventories. The decline in new aircraft production from previous levels will have a negative impact on sales although not quantifiable at this point. The company is taking positive steps to improve results. As Mr. Gotschall stated, "We have stepped up our efforts to generate international orders. As these marketing efforts bear fruit and the temporary slowdown in our markets comes to an end, we will be in a position to handle more business more efficiently and increase sales and earnings."

OUTLOOK
"The factors influencing our financial results are continuing into our third quarter, but continued aircraft utilization and the changing fleet mix indicate eventual favorable trends for spares and repairs," Mr. Gotschall noted. "We are confident in our long-term outlook."

                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $31.5 million at March 31, 1999, compared to $30.2 million at September 30, 1998. The current ratio for the same period was 2.7 and
2.4 respectively. Total debt as a percentage of tangible shareholders' equity was 37.7% at March 31, 1999 compared to 39.4% at September 30, 1998.

         Year-to-date capital expenditures were $2.2 million compared to $5.1 million a year ago. Capital expenditures for fiscal 1999 are anticipated to be in the range of $6 to $8 million compared to $11.3 million in fiscal 1998. The expenditures will be primarily used to upgrade existing equipment and new capabilities.


         The Company has borrowed $2.7 million against its revolving credit line of $6.0 million at March 31, 1999. The Company considers it has adequate financing available to meet its needs through the foreseeable future.


                         PROVISION FOR TAXES ON INCOME
                         -----------------------------

         The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

                                YEAR 2000 ISSUE
                                ---------------

         Based upon the results of efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The review includes: business applications which are supported by internal MIS employees, standard commercial programs on local PCs, manufacturing and building equipment and a survey of major customers and vendors for compliance. The problems detected to date have been manageable and correctable. The review and any changes required will be completed before December 1999. The Company estimates its cost to be compliant at approximately $150,000, excluding the cost of Company information technology employees.

         The Company's Year 2000 program is based on various assumptions and expectations that cannot be assured. The cost estimate does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. The Company's contingency plans include identification of alternate suppliers of key products and services used in manufacturing and support functions. Still, having no precedent of a Year 2000 problem, it is impractical for the Company to determine what impact, if any, would result to the Company's business if third parties do not address their Year 2000 issues.

                                      (11)

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

Item 6. Exhibits and Reports on Form 8-K

               (a) The following Exhibits are included herein:

                         Exhibit 27 Financial Data Schedule

               (b) No report on Form 8-K was filed during the quarter ended
                   March 31, 1999.





                                      (12)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date         May 12, 1999                      /*/ Jeffrey P. Gotschall
                                               ------------------------
                                               Jeffrey P. Gotschall
                                               Chief Executive Officer


Date         May 12, 1999                      /*/ Richard A. Demetter
                                               -----------------------
                                               Richard A. Demetter
                                               Vice President - Finance
                                             (Principal Accounting Officer)


                                      (13)