Form 10-Q
period 1999-06-30
SIFCO INDUSTRIES INC
filed 1999-08-03
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 1999        Commission File Number     1-5978
                   --------------                                  --------

                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                          34-0553950
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)

      970 East 64th Street, Cleveland, Ohio                    44103
- --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code               (216) 881-8600
                                                  -----------------------------
                                None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No

          Class                             Outstanding at July 30, 1999
          -----                             ----------------------------

Common Stock, $1 Par Value                       5,191,395

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                Page No.
                                                                --------

Financial Statements:

      Consolidated Condensed Balance Sheets --
        June 30, 1999, and September 30, 1998                        2

      Consolidated Condensed Statements of Income --
        Three Months and Nine Months
        June 30, 1999 and 1998                                       3

      Consolidated Condensed Statements of Cash Flows --
        Three Months and Nine Months
        June 30, 1999 and 1998                                       4

      Notes to Consolidated Condensed
       Financial Statements                                      5,6,7,8

      Management's Discussion and Analysis of the
        Consolidated Condensed Statements of Income              9,10,11

      Other Information and Signatures                            12, 13



                                               SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                           ($000 Omitted)

                                                                         June 30             Sept. 30
                                                                           1999                1998
                                                                           ----                ----
                                                     ASSETS
Current Assets
  Cash & Cash Equivalents                                               $ 3,056               $ 3,503
  Accounts Receivable, Net                                               22,586                20,073
  Inventories
    Raw Materials & Supplies                                              7,589                 8,008
    Work-in-Process & Finished Goods                                     16,845                19,631
                                                                        -------               -------
                                                                         24,434                27,639
Prepaid Expenses and Other Current Assets                                 1,385                   552
                                                                        -------               -------
      TOTAL CURRENT ASSETS                                               51,461                51,767

Property, Plant & Equipment, Net                                         30,691                32,582
Goodwill, Net of Amortization                                             3,661                 3,748
Funds Held by Trustee for Capital Project                                   668                   922
Other Non-Current Assets                                                  1,508                 1,865
                                                                        -------               -------
           TOTAL ASSETS                                                 $87,989               $90,884
                                                                        =======               =======

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                       1,400                 1,400
  Accounts Payable                                                        9,871                12,192
  Accrued Expenses                                                        7,380                 7,355
  Accrued Income Taxes                                                      631                   568
                                                                        -------               -------
      TOTAL CURRENT LIABILITIES                                          19,282                21,515

  Long-Term Debt - Less Current Portion                                  17,100                16,500

Deferred Federal Income Taxes and Other                                   2,966                 2,979

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                  --                    --
   Common Shares, Par Value $1 Per Share                                  5,191                 5,170
   Paid-in-Surplus                                                        6,344                 6,198
   Retained Earnings                                                     37,106                38,522
                                                                        -------               -------
      TOTAL SHAREHOLDERS' EQUITY                                         48,641                49,890

           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $87,989               $90,884
                                                                        =======               =======

See accompanying notes to consolidated condensed financial statements.

                                       (2)



                                               SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                             CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                           ($000 Omitted)


                                                   Three Months Ended                    Nine Months Ended
                                                        June 30                                June  30
                                                 1999             1998                 1999               1998
                                                 ----             ----                 ----               ----

Net Sales of SIFCO
      Industries, Inc.                        $ 30,535           $ 31,957           $ 90,341           $ 92,804

Cost & Expenses
      Cost of Goods Sold                        25,958             25,434             76,381             73,327
      Selling, General &
        Administrative Expense                   3,304              3,499             10,234             10,338
      Interest Income                              (89)               (41)              (194)              (144)
      Interest Expense                             331                334                974                899
      Other (Income) Expense, Net                  (33)                 4               (362)              (337)
                                              --------           --------           --------           --------

Total Costs & Expenses                          29,471             29,230             87,033             84,083

Income Before Income Taxes                       1,064              2,727              3,308              8,721

Provision for Federal, Foreign
  & State Income Taxes                             156                591                423              1,789
                                              --------           --------           --------           --------

Net Income                                    $    908           $  2,136           $  2,885           $  6,932
                                              ========           ========           ========           ========

Net Income Per Share (Basic)                  $    .18           $    .41           $    .56           $   1.34
Net Income Per Share (Diluted)                $    .17           $    .41           $    .55           $   1.33

Average Shares Outstanding (Basic)               5,188              5,167              5,177              5,163
Average Shares Outstanding (Diluted)             5,229              5,233              5,220              5,228

Cash Dividends per Common Share               $    .05           $    .05           $    .10           $    .10

See accompanying notes to consolidated condensed financial statements.



                                        (3)



                                               SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                           ($000 Omitted)

                                                                                        Nine Months Ended
                                                                                             June 30
                                                                                   1999                1998
                                                                                   ----                ----
Net cash provided by (used for) operating activities:
Net income                                                                       $ 2,885             $ 6,932
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                   3,278               3,003
   Deferred income taxes and other                                                   (13)               (335)
                                                                                 -------             -------

   Subtotal                                                                        6,150               9,600

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                                    (2,513)             (1,320)
   Inventories                                                                     3,205              (8,323)
   Accrued or refundable income taxes                                                 63                 962
   Prepaid expenses and other current assets                                        (833)               (877)
   Accounts payable                                                               (2,321)                684
   Accrued expenses                                                                   25                 (30)
                                                                                 -------             -------
   Net cash provided by (used for) changes
      in operating assets and liabilities                                         (2,374)             (8,904)
                                                                                 -------             -------

   Net cash provided by (used for) operating activities                            3,776                 696

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                        (3,353)             (8,214)
   (Increase) decrease in funds held by trustee for capital project                  254              (1,520)
   Other                                                                          (1,208)                257
                                                                                 -------             -------

     Net cash provided by (used for) investing activities                         (4,307)             (9,477)

Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                             2,700               8,256
   Repayment of borrowings                                                        (2,100)               (728)
   Cash dividends declared                                                          (516)               (516)
                                                                                 -------             -------

   Net cash provided by (used for) financing activities                               84               7,012
                                                                                 -------             -------

Increase (decrease) in cash and cash equivalents                                    (447)             (1,769)
Cash and cash equivalents, beginning of year                                       3,503               2,998
                                                                                 -------             -------
Cash and cash equivalents, end of period                                         $ 3,056             $ 1,229
                                                                                 =======             =======

See accompanying notes to consolidated condensed financial statements.

                                        (4)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                                  June 30, 1999

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

(2) Debt:
    -----

Long-term debt as of June 30, 1999 and September 30, 1998 consisted of:

                                                                     June 30                Sept. 30
                                                                      1999                    1998
                                                                      ----                    ----
                                                                            ($000 Omitted)
Variable Rate Industrial Development
Revenue Improvement
and Refunding Bonds                                                 $ 3,900                 $ 4,100

Note payable to bank, due in quarterly
  installments of $300,000                                           10,800                  11,700

Note payable to bank, due October 31, 1999,
  interest payable quarterly, at rates based
  upon LIBOR and DIBOR                                                 --                     1,000

Note payable under revolving credit
  agreement, at the base rate                                         3,800                   1,100
                                                                    -------                 -------
                                                                    $18,500                 $17,900

Less - current maturities                                             1,400                   1,400
                                                                    -------                 -------

                                                                    $17,100                 $16,500
                                                                    =======                 =======




                                       (5)

In April 1998, the Company restructured its credit facilities. It reduced the previously existing $9 million revolving credit agreement, which was $6 million on June 30, 1999 and bears interest at the bank's base rate, and also replaced the $5.144 million term loan with a 10-year, $12 million term loan. The term loan is repayable in quarterly payments of $0.3 million. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The average balance outstanding against the revolving credit agreement was $2.8 million and $5.1 million during the nine-month period of fiscal 1999 and 1998, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

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

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $12.2 million at June 30, 1999.

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

(6) Inventories:
    ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1999 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $4,060,000 and $4,060,000 higher than reported at June 30, 1999 and September 30, 1998, respectively.

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

Comprehensive income for the three months and nine months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                       Three Months Ended                 Nine Months Ended
                                                             June 30                            June 30
                                                    1999               1998             1999              1998
                                                    ----               ----             ----              ----

Net Income                                         $   908           $ 2,136          $ 2,885           $ 6,932
Other comprehensive income (loss):
  Foreign currency translation adjustments          (1,107)              470           (3,783)             (925)
                                                   -------           -------          -------           -------
Comprehensive income                               $  (199)          $ 2,606          $  (898)          $ 6,007
                                                   =======           =======          =======           =======








                                       (7)

(9)       Business Segment Information
          ----------------------------

          The following table summarizes certain information regarding segments of the Company's operations for the quarter ended June 30, 1999 and 1998:

                                                                   ($000 omitted)
                                                              Three Months Ended                 Nine Months Ended
                                                                    June 30                            June 30
                                                            1999             1998             1999              1998

Net sales, including intersegment sales:
Turbine Component Services & Repair                       $ 20,621         $ 20,186         $ 62,812         $ 58,922
Aerospace Component Manufacturing                            9,914           11,770           27,529           33,957
Intersegment sales                                            --                  1             --                (75)
                                                          --------         --------         --------         --------
                                                          $ 30,535         $ 31,957         $ 90,341         $ 92,804
                                                          ========         ========         ========         ========

Income (loss) from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair                       $  1,323         $  2,157         $  4,541         $  7,654
Aerospace Component Manufacturing                              472            1,432            1,179            3,622
                                                          --------         --------         --------         --------
                                                             1,795            3,589            5,720           11,276

Corporate expenses                                            (489)            (569)          (1,632)          (1,800)
Interest (expense) income, net                                (242)            (293)            (780)            (755)
                                                          --------         --------         --------         --------
Income before income taxes                                $  1,064         $  2,727         $  3,308         $  8,721
                                                          ========         ========         ========         ========

(10)   Basis of Presentation and Management Estimates:
       -----------------------------------------------

The accompanying financial information for the three months ended June 30, 1999 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                       Three Months Ended             Nine Months Ended
                                             June 30                      June 30
                                          1999 and 1998                1999 and 1998
                                       -------------------           ------------------
Net Sales of SIFCO
Industries, Inc.                    $(1,422)         (4)%           $(2,463)       (3)%

Cost of Sales                           524           2%              3,054         4%

Selling, General &
Administrative                         (195)         (6)%              (104)       (1)%

Interest Income                          48         117%                 50        35%

Interest Expense                         (3)         (1)%                75         8%

Other Income, Net                        37        --                    25         7%

Income Before Income Taxes           (1,663)        (61)%            (5,413)      (61)%

Provision for Federal,
Foreign & State Income Taxes           (435)        (74)%            (1,366)      (76)%

Net Income                          $(1,228)        (57)%           $(4,047)      (58)%



                                       (9)

MANAGEMENT'S DISCUSSION & FINANCIAL ANALYSIS

For the third quarter of fiscal 1999, compared with the third quarter of fiscal 1998:
      -     Net sales decreased 4.7% to $30.5 million from $32.0 million.
      -     Pre-tax income decreased 59.3% to $1.1 million from $2.7 million.
      -     Net income decreased 57.1% to $0.9 million from $2.1 million.
      -     Earnings per diluted share decreased to $0.17 from $0.41.

Through the nine months ending June 30, 1999, compared with the first nine months of fiscal 1998:
      -     Net sales decreased 2.7% to $90.3 million from $92.8 million.
      -     Pre-tax income decreased 62.1% to $3.3 million from $8.7 million.
      -     Net income decreased 58.0% to $2.9 million from $6.9 million.
      -     Earnings per diluted share decreased to $0.55 from $1.33.

New orders received for the third quarter increased 4 percent to $30.2 million from $29 million for the same quarter last year. Year-to-date, new orders are down 8 percent to $86.1 million from $93.7 million for the first 9 months of fiscal 1998. Backlog at June 30, 1999 fell 19.5 percent to $35.9 million from $44.6 million last year.

SIFCO's TURBINE COMPONENT SERVICES AND REPAIR GROUP, which accounts for approximately 70 percent of the company's revenues, had sales of $20.6 million for the quarter, up from $20.2 million for the same quarter last year. Operating income for the third quarter declined to $1.3 million from $2.2 million for last year's third quarter. Higher fixed costs associated with facility expansions and slower growth in incremental repair services contributed to the decline in operating income for the quarter. Although aircraft utilization rates remain high, our turbine component repair mix has changed to include a larger volume of lower margin replacement parts rather than repair services. Customers are also replacing older planes and engines on demanding routes. The anticipated increase in repair services on the new engines has not yet materialized enough to offset the decline in services on the older model engines.

Sales and operating income for the AEROSPACE COMPONENT MANUFACTURING GROUP, consisting of the remaining 30 percent of revenues, were also below fiscal 1998's third quarter levels. Sales for the 1999 third quarter were $9.9 million, down from $11.8 million for the year-ago quarter. Operating income also declined to $0.5 million for the quarter from $1.4 million last year.

"We are disappointed with the results of our fiscal 1999 third quarter, but we understand the aerospace industry's cycles and have worked through many of them in the past." said SIFCO's president and chief executive officer Jeffrey Gotschall. "We will continue to manage the business so that we can capitalize when the cycle turns positive. We have invested in new facilities and processes that will strengthen our market position and provide opportunities to convert additional business into shareholder value. For example, our repair facility in Ireland is state-of-the-art and one of the only dedicated turbine blade repair stations in the world. We also have the technical expertise and licenses to repair a significant segment of the newer generation engines and will be servicing more of those engine components as their utilization rates increase. We have also seen some positive signs in overall bookings. Bookings have been higher for three quarters in a row over fourth quarter 1998. We have every reason to remain confident that our recent investments in facilities and technologies will benefit our long-term outlook."



                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

      Working capital was $32.2 million at June 30, 1999, compared to $30.2 million at September 30, 1998. The current ratio for the same period was 2.7 and
2.4 respectively. Total debt as a percentage of tangible shareholders' equity was 38.3% at June 30, 1999 compared to 39.4% at September 30, 1998.

      Year-to-date capital expenditures were $3.4 million compared to $8.2 million a year ago. Capital expenditures for fiscal 1999 are anticipated to be in the range of $4 to $5 million compared to $11.3 million in fiscal 1998. The expenditures will be primarily used to upgrade existing equipment and new capabilities.

      The Company has borrowed $3.8 million against its revolving credit line of $6.0 million at June 30, 1999. The Company considers it has adequate financing available to meet its needs through the foreseeable future.

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





                                      (11)

                              SAFE HARBOR STATEMENT
                              ---------------------

      This Form 10-Q contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

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

Item 6.Exhibits and Reports on Form 8-K

            (a) The following Exhibits are included herein:

                 Exhibit 27 Financial Data Schedule

            (b) No report on Form 8-K was filed during the quarter ended June
                30, 1999.





                                       (12)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              SIFCO INDUSTRIES, INC.
                                    (Registrant)

Date        July 26, 1999                      /*/ Jeffrey P. Gotschall
           ---------------                    -----------------------------
                                               Jeffrey P. Gotschall
                                              Chief Executive Officer

Date        July 26, 1999                      /*/ Richard A. Demetter
           ---------------                    -----------------------------
                                                Richard A. Demetter
                                              Vice President - Finance
                                             (Principal Accounting Officer)











                                      (13)