Form 10-K405
period 1999-09-30
SIFCO INDUSTRIES INC
filed 1999-12-15
CIK 90168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended 9/30/99                  Commission file number 1-5978
                          -------                                         ------

                    SIFCO Industries, Inc., and Subsidiaries
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Ohio                                             34-0553950
-------------------------------                              ----------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

970 East 64th Street, Cleveland Ohio                               44103
----------------------------------------                           -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

Registrant's telephone number, including area code (216) 881-8600

Securities registered pursuant to Section 12(b) of the Act:
                                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                     WHICH REGISTERED
------------------------------------------             -------------------------

 Common Shares, $1 Par Value                            American Stock Exchange
------------------------------------------             -------------------------

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
           ---

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)


                      AS OF DECEMBER 3, 1999 -- $20,772,187
--------------------------------------------------------------------------------
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

                      AS OF NOVEMBER 30, 1999 -- 5,194,308
--------------------------------------------------------------------------------
DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR
(C) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Portions of the Annual Report to Shareholders for the year ended September 30, 1999 (Part I, II, IV)

Portions of the Proxy Statement for Annual Meeting of Shareholders on January 25, 2000 (Part III)

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

         Over the last five years, the aerospace industry went from a cyclical low to a cyclical high and restructured itself to reduce cycle times. During that period, which began with intense price competition and eroding profit margins, SIFCO achieved steadily improving operating and financial performance by strengthening its customer relationships and expanding its market share and by continually investing in newer, more efficient processes and facilities to convert more of its revenues into earnings. Markets for SIFCO's products and services continued to grow over the years and its customer relationships continued to improve as the Company focused on making customers' lives easier by providing JIT inventory management, reasonable pricing on turbine repairs, and a high level of service. In fiscal 1994, the Aerospace Component Manufacturing Group (Manufacturing Group) restructured for dramatically improved efficiency and seized many opportunities to make forged parts for new airplanes. As a result, fiscal 1995 saw an improvement in financial performance over the previous four years. The Turbine Component Services and Repair Group (Repair Group) began reorganizing that year, starting a program to manage "just-in-time"
(JIT) parts inventories for airline customers. These efforts led to even stronger operating and financial performance in fiscal 1996 as the worldwide airline industry strengthened and more air travel increased the demand for engine maintenance.

         Net sales topped $100 million for the first time in fiscal 1997 and profit doubled from the year before. With favorable global market conditions, fiscal 1998 sales were the best the Company ever had, but the aerospace industry cycle was beginning to turn downward again. The $11 million in capital expenditures in fiscal 1998 should meet the Company's needs through fiscal 2000, but the cost of these investments depressed earnings in fiscal 1999, as short-term industry conditions were less favorable than they were the year before. Capital expenditures in fiscal 1999 were $4.9 million. Although the Company's sales and earnings in fiscal 1999 did not reach the prior year's records, fiscal 1999 sales were the second highest the Company has ever had.

         There is excess capacity in many segments of the forging industry which the Company believes has the effect of increasing competition and limits the ability to raise prices. The Company feels, however, that its focus on quality, customer service and offering a broader range of capabilities helps to give it an advantage in the markets it serves.

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

         The identity and rankings of the Company's principal customers vary from year to year, and the Company relies on its ability to adapt its services and operations to changing requirements rather than on any high volume production of a particular item or group of items for a particular customer or customers. The Company believes that the total loss of sales of its largest customer or two of its next largest customers would result in a materially adverse impact on the business and income of the Company. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, one or more other customers have increased purchases avoiding a materially adverse impact on the business or financial results of the Company.

         No material part of the Company's business is seasonal.

         Information concerning the Company's business, backlog and its reportable business segments as set forth on pages 5, 6 and 15, respectively, of the Annual Report to Shareholders for the year ended September 30, 1999 is incorporated herein by reference.

         Information concerning the Company's Safe Harbor Statement set forth on page 16 of the Annual Report to Shareholders for the year ended September 30, 1999 is hereby incorporated by reference.

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

                                   EMPLOYEES
                                   ---------

         The number of the Company's employees decreased from 863 at the beginning of the fiscal year to 848 at the end of the fiscal year.

ITEM 2. PROPERTIES

         The Company's fixed assets include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. The Company's plants, machinery and equipment are in good operating condition, are well-maintained and substantially all of its facilities are in regular use. The Company considers the present level of fixed assets capitalized as of September 30, 1999 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations.

         The Turbine Component Services and Repair segment has seven plants with a total of 296 thousand square feet. Five of these plants with a total of 252 thousand square feet are for the repair and remanufacture of jet engine and industrial turbine components. Three of these plants are located in Cork, Ireland (127 thousand square feet), one in Minneapolis, Minnesota (59 thousand square feet) and one in Tampa, Florida (66 thousand square feet). A portion of the Minneapolis plant is also the site of the Company's machining operations. The remaining two plants, which are involved in selective plating, are located in Independence, Ohio (34 thousand square feet), and Redditch, England (a leased facility of 10 thousand square feet). The Company also leases space for sales offices and/or its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Tacoma, Washington; and Saint-Maur, France.

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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
             HOLDER MATTERS

         The information required by Item 5 is incorporated herein by reference to pages 1 and 10 of the Annual Report to Shareholders for the year ended September 30, 1999. As of December 3, 1999, the Company had 783 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

         The information required by Item 6 is incorporated herein by reference to page 1 of the Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS

         The information required by Item 7 is incorporated herein by reference to pages 2 through 6 of the Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 7A is incorporated herein by reference to Note 7 on page 15 of the Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Item 8 are incorporated herein by reference to pages 7 through 15, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1999.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

          The information required by Item 10 as to Directors of the Registrant, is incorporated herein by reference to the information set forth on pages 3 through 8 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2000.


             EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
             ------------------------------------------------------

          The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The officers listed below were elected January 26, 1999.


Name                                Age                                Title and Business Experience
----                                ---                                -----------------------------
Charles H. Smith, Jr. (1)           79               Director of the Company since 1941; Chairman of the Board since 1970; Mr.
                                                     Smith previously served the Company as its Chief Executive Officer from January 1943 until February 1983.

Jeffrey P. Gotschall (1)            51               Director of the Company since October 1986; Chief Executive Officer since
                                                     July 1990 and President since October 1989; Chief Operating Officer from October 1986 to July 1990; Mr. Gotschall previously served the
                                                     Company from October 1986 through September 1989 as Executive Vice
                                                     President and from May 1985 through February 1989 as President of
                                                     SIFCO Turbine Component Services.

George D. Gotschall (1)             79               Director of the Company from 1950 to 1958 and continuously since 1962; Mr.
                                                     Gotschall is Assistant Secretary of the Company and previously served the Company until February 1983 as Vice
                                                     President--International and Treasurer.

Richard A. Demetter                 59               Vice President-Finance since January 1979; Chief Financial Officer since January 1984, and previously Controller from November 1976 to
                                                     January 1984.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (continued)

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (CONTINUED)
------------------------------------------------------------------

Name                                Age                        Title and Business Experience
----                                ---                        -----------------------------
Hudson D. Smith (1)                 48      Director of the Company since 1988; Treasurer of the Company since
                                            1983 and President of the SIFCO Forge Group since January 1998;
                                            Vice President and General Manager of SIFCO Forge Group from January
                                            1995 to January 1998, General Manager of SIFCO Forge Group's Cleveland
                                            Operations from October 1989 through January 1995 and Group General Sales
                                            Manager of SIFCO Forge Group from July 1985 through September 1989.

Timothy V. Crean                    51      Managing Director of the SIFCO Turbine Components Group since October 1995, and
                                            Managing Director of SIFCO Turbine Components, Ltd. since November 1986.

Mara L. Babin, Esq.                 49      Secretary since July 1980, and General Counsel since 1985; Ms. Babin is a partner in the law firm of Squire, Sanders & Dempsey and has been an attorney with the firm since 1975.


          (1) Charles H. Smith, Jr. and George D. Gotschall are brothers-in-law. Hudson D. Smith is the son of Charles H. Smith, Jr. Jeffrey P. Gotschall is the son of George D. Gotschall.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Item 11 is incorporated herein by reference to pages 8 through 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 is incorporated herein by reference to the information set forth on pages 2 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held January 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1)  Financial Statements:
                   ---------------------

          The following consolidated financial statements and related notes of the Registrant and its subsidiaries contained on pages 7 through 15, inclusive, of the Annual Report to Shareholders for the year ended September 30, 1999, are incorporated herein by reference.

          Consolidated Balance Sheets - September 30, 1999 and 1998.

          Consolidated Statements of Income for the Years Ended September 30, 1999, 1998 and 1997.

          Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements for the Years Ended September 30, 1999, 1998 and 1997.

          Report of Independent Public Accountants.

          (a) (2)  Financial Statement Schedules:
                   ------------------------------

          Report of Independent Public Accountants on the Financial Statement Schedules.

          Schedule II              --       Allowance for Doubtful
                                            Accounts for the Years Ended
                                            September 30, 1999, 1998 and 1997.

          All schedules, other than Schedule II are omitted since the information is not required or is otherwise furnished.

          (a)     (3)      Exhibits:
                           ---------
          **      (3)      Second Amended Articles of Incorporation, as amended, and Amended Code of Regulations.

          ***     (4)      Instruments defining the rights of security holders. Reference is made to Exhibit (3) above and to Note 2, page 10 of the 1986 Annual Report to Shareholders.

          ****    (9)      Voting Trust Agreement, as amended.

                  (10)     Material Contracts:

          *****   (a)      1989 Stock Option Plan
          #       (b)      Incentive Compensation Plan, as amended and restated
          #       (c)      Deferred Compensation Program, as amended and restated
          ****    (d)      Form of Indemnification Agreement between the Registrant and each of its Directors and
                           Executive Officers
          *       (e)      1994 Phantom Stock Plan
          ##      (f)      1998 Long Term Incentive Plan

                  (13)     1999 Annual Report to Shareholders

          *****   (21)     Subsidiaries of the Registrant

                  (23)     Consent of Arthur Andersen LLP

                  (24)     Powers of Attorney

          *                Incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting
                           of Shareholders held January 31, 1995
          **               Incorporated herein by reference to Form 10-K, September 30, 1986
          ***              Incorporated herein by reference to Form 10-K, September 30, 1987
          ****             Incorporated herein by reference to Form 10-K, September 30, 1988
          *****            Incorporated herein by reference to Form 10-K, September 30, 1989
          #                Incorporated herein by reference to Form 10-K, September 30, 1995
          ##               Incorporated herein by reference to Appendix A to the Proxy Statement for the Annual Meeting
                           of Shareholders held January 26, 1999

(27)      ab               Financial Data Schedule
(99)      ab               Report of Independent Public Accountants on The Financial Statement Schedule II - Allowance for
                           Doubtful Accounts for the Years Ended September 30, 1999, 1998 and 1997.
          (b)     (1)      Reports on Form 8-K
                           -------------------

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIFCO INDUSTRIES, INC.



                                            By: /*/Richard A. Demetter
                                                ----------------------
                                            Richard A. Demetter
                                            Chief Accounting Officer
                                            Date: December 15, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 15, 1999 by the following persons on behalf of the Registrant in the capacities indicated.

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
Hudson D. Smith                                       J. Douglas Whelan
Treasurer; Director                                   Director

/*/ Maurice Foley
-----------------
Maurice Foley                                         /*/Richard A. Demetter
Director                                              ----------------------
                                                      Richard A. Demetter
                                                      (Attorney in Fact)