Form 10-Q
period 1999-12-31
SIFCO INDUSTRIES INC
filed 2000-02-14
CIK 90168

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   December  31, 1999          Commission File Number   1-5978
                  ---------------------                                ---------

                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


               Ohio                                   34-0553950
--------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  970 East 64th Street, Cleveland, Ohio                 44103
--------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code               (216) 881-8600
                                                       -------------------------
                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

           Class                                Outstanding at January 31, 2000
           -----                                -------------------------------

 Common Stock, $1 Par Value                              5,197,389

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    Page No.
                                                                    --------

Financial Statements:

        Consolidated Condensed Balance Sheets --
          December 31, 1999, and September 30, 1999                     2

        Consolidated Condensed Statements of Income --
          Three Months
          December 31, 1999 and 1998                                    3

        Consolidated Condensed Statements of Cash Flows --
          Three Months
          December 31, 1999 and 1998                                    4

        Notes to Consolidated Condensed
         Financial Statements                                        5,6,7,8

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                9,10

        Other Information and Signatures                             11, 12


                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)
                                                                           Dec 31               Sept. 30
                                                                            1999                  1999
                                                                          --------              --------
                                     ASSETS
                                     ------
Current Assets
  Cash & Cash Equivalents                                                 $  3,614              $  1,487
  Accounts Receivable, Net                                                  19,136                22,192
  Inventories
    Raw Materials & Supplies                                                 6,075                 6,780
    Work-in-Process & Finished Goods                                        16,266                17,155
                                                                          --------              --------
                                                                            22,341                23,935
Refundable Income Taxes                                                        317                   354
Prepaid Expenses and Other Current Assets                                    1,755                 1,365
                                                                          --------              --------
        TOTAL CURRENT ASSETS                                                47,163                49,333

Property, Plant & Equipment, Net                                            30,678                31,392
Goodwill, Net of Amortization                                                3,603                 3,632
Funds Held by Trustee for Capital Project                                      677                   677
Other Non-Current Assets                                                     1,373                 1,427
                                                                          --------              --------
                TOTAL ASSETS                                              $ 83,494              $ 86,461
                                                                          ========              ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                          1,415                 1,415
  Accounts Payable                                                          10,309                11,094
  Accrued Expenses                                                           6,159                 6,566
                                                                          --------              --------
        TOTAL CURRENT LIABILITIES                                           17,883                19,075

  Long-Term Debt - Less Current Portion                                     12,685                12,985

Deferred Federal Income Taxes and Other                                      4,075                 4,355

Shareholders' Equity
   Serial Preferred Shares - No Par Value                                     --                    --
   Common Shares, Par Value $1 Per Share                                     5,197                 5,193
   Paid-in-Surplus                                                           6,385                 6,352
   Accumulated Other Comprehensive Income (Loss)                            (4,465)               (2,749)
   Retained Earnings                                                        41,734                41,250
                                                                          --------              --------
        TOTAL SHAREHOLDERS' EQUITY                                          48,851                50,046

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 83,494              $ 86,461
                                                                          ========              ========

See accompanying notes to consolidated condensed financial statements.


                                      (2)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                                             Three Months Ended
                                                                                  December 31
                                                                      1999                         1998
                                                                    --------                    --------
Net Sales of SIFCO
        Industries, Inc.                                            $ 25,345                    $ 29,525
Cost & Expenses
        Cost of Goods Sold                                            21,447                      25,080
        Selling, General &
          Administrative Expense                                       3,098                       3,438
        Interest Income                                                  (31)                        (55)
        Interest Expense                                                 265                         350
        Other (Income) Expense, Net                                       41                        (245)

Total Costs & Expenses                                                24,820                      28,568

Income Before Income Taxes                                               525                         957

Provision for Federal, Foreign
  & State Income Taxes                                                    41                          78
                                                                    --------                    --------

Net Income                                                          $    484                    $    879
                                                                    ========                    ========

Net Income Per Share (Basic)                                        $    .09                    $    .17
Net Income Per Share (Diluted)                                      $    .09                    $    .17

Average Shares Outstanding (Basic)                                     5,194                       5,171
Average Shares Outstanding (Diluted)                                   5,240                       5,242

Cash Dividends per Common Share                                     $   --                      $   --



See accompanying notes to consolidated condensed financial statements.


                                      (3)


                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)
                                                                                       Three Months Ended
                                                                                           December 31
                                                                                      1999            1998
                                                                                    -------           -------
Net cash provided by (used for) operating activities:
Net income                                                                          $   484           $   879
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                      1,162             1,127
   Deferred income taxes and other                                                     (280)             (126)
                                                                                    -------           -------

   Subtotal                                                                           1,366             1,880

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                                        3,056               940
   Inventories                                                                        1,594             1,148
   Accrued or refundable income taxes                                                    37              (227)
   Prepaid expenses and other current assets                                           (390)             (814)
   Accounts payable                                                                    (785)           (2,709)
   Accrued expenses                                                                    (407)             (436)
                                                                                    -------           -------
   Net cash provided by (used for) changes
                in operating assets and liabilities                                   3,105            (2,098)
                                                                                    -------           -------

   Net cash provided by (used for) operating activities                               4,471              (218)

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                           (1,305)           (1,302)
           (Increase) decrease in funds held by trustee for capital project            --                --
   Other                                                                               (739)              147
                                                                                    -------           -------
     Net cash provided by (used for) investing activities                            (2,044)           (1,155)
Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                                 --               3,400
           Repayment of borrowings                                                     (300)             (300)
   Cash dividends declared                                                             --                --
                                                                                    -------           -------

   Net cash provided by (used for) financing activities                                (300)            3,100
                                                                                    -------           -------
Increase (decrease) in cash and cash equivalents                                      2,127             1,727
Cash and cash equivalents, beginning of year                                          1,487             3,503
                                                                                    -------           -------
Cash and cash equivalents, end of period                                            $ 3,614           $ 5,230
                                                                                    =======           =======

See accompanying notes to consolidated condensed financial statements.

                                      (4)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL INFORMATION

                               DECEMBER 31, 1999

NOTES
-----


(1)     Summary of Significant Accounting Policies:
        -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(2)     Debt:
        -----

Long-term debt as of December 31, 1999 and September 30, 1999 consisted of:

                                                            Dec 31                  Sept. 30
                                                             1999                     1999
                                                           -------                  -------
                                                                     ($000 Omitted)
Variable Rate Industrial Development
Revenue Improvement
and Refunding Bonds                                        $ 3,900                  $ 3,900

Note payable to bank, due in quarterly
  installments of $300,000                                  10,200                   10,500

Note payable under revolving credit
  agreement, at the base rate                                 --                       --
                                                           -------                  -------
                                                           $14,100                  $14,400

Less - current maturities                                    1,415                    1,415
                                                           -------                  -------

                                                           $12,685                  $12,985
                                                           =======                  =======


                                      (5)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF THE CONSOLIDATED CONDENSED STATEMENTS OF INCOME

In April 1998, the Company restructured its credit facilities. It reduced the previously existing $9 million revolving credit agreement to $6 million which is the current amount available on December 31, 1999. The revolving credit agreement bears interest at the bank's base rate, and also replaced the $5.144 million term loan with a 10-year, $12 million term loan. The term loan is repayable in quarterly payments of $0.3 million. The term loan bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The average balance outstanding against the revolving credit agreement was less than $0.1 million and $3.1 million during the three-month period of fiscal 2000 and 1999, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

In 1998, the Company obtained a $4.1 million, 15-year, Industrial Development bond. The proceeds of the bond of $1.6 million and the balance of the funds are being used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. The first principal payment was $200,000 and increases each year until the final payment of $355,000 in 2013. The principal payment increases by $15,000 and $5,000 in the second and third year, respectively, and by $10,000 in the following seven years. The bonds are secured by the property and equipment of the facility, and backed by an irrevocable letter of credit.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $12.4 million at December 31, 1999.

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

(6)     Inventories:
        ------------

The Company follows the LIFO method of accounting for certain of its Forge Group inventories. Since the LIFO inventory determination for fiscal 1999 will be based upon year-end inventory levels and costs, the Company has provided for its anticipated "LIFO Adjustment" based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,789,000 and $3,789,000 higher than reported at December 31, 1999 and September 30, 1999, respectively.

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

Comprehensive income for the three months ended December 31, 1999 and 1998 are as follows:


                                                                     ($000 omitted)
                                                                     Three Months Ended
                                                                         December 31
                                                                    1999             1998
                                                                  -------          -------

                    Net Income                                    $   484          $   879
                    Other comprehensive income (loss):
                      Foreign currency translation adjustments     (1,716)            (269)
                                                                  -------          -------
                    Comprehensive income                          $(1,232)         $   610
                                                                  =======          =======




                                      (7)

(9)     Business Segment Information
        -----------------------------

The following table summarizes certain information regarding segments of the Company's operations for the quarter ended December 31, 1999 and 1998:

                                                                                ($000 omitted)
                                                                             Three Months Ended
                                                                                December 31
                                                                          1999                 1998
                                                                       --------             --------
        Net sales, including intersegment sales:
               Turbine Component Services & Repair                     $ 17,743             $ 20,715
               Aerospace Component Manufacturing                          7,602                8,810
               Intersegment sales                                          --                   --
                                                                       --------             --------
                                                                       $ 25,345             $ 29,525
                                                                       ========             ========

         Income (loss) from operations before corporate
               expenses and interest expense:
               Turbine Component Services & Repair                     $  1,085             $  1,611
               Aerospace Component Manufacturing                            153                  289
                                                                       --------             --------
                                                                          1,238                1,900

         Corporate expenses                                                (479)                (648)
         Interest (expense) income, net                                    (234)                (295)
                                                                       --------             --------
         Income before income taxes                                    $    525             $    957
                                                                       ========             ========

(10)    Basis of Presentation and Management Estimates:
        -----------------------------------------------

The accompanying financial information for the three months ended December 31, 1999 has not been examined by independent public accountants. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation have been included.

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

A summary of the period-to-period changes in the principal items included in the consolidated condensed statements of income is shown below:


                                                                Three Months Ended
                                                                   December 31
                                                                   1999 and 1998
                                                                   -------------

         Net Sales of SIFCO Industries, Inc.                $(4,180)             (14.2)%

         Cost of Sales                                       (3,633)             (14.5)%

         Selling, General & Administrative                     (340)              (9.9)%

         Interest Income                                        (24)             (43.6)%

         Interest Expense                                       (85)             (24.3)%

         Other Income, Net                                     (286)            (116.7)%

         Income Before Income Taxes                            (432)             (45.1)%

         Provision for Federal,
            Foreign & State Income Taxes                        (37)             (47.4)%

         Net Income                                            (395)             (44.9)%


                                      (9)

MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS

For the first quarter of fiscal 2000, compared with the first quarter of fiscal 1999:

          -    Net sales decreased 14.2% to $25.3 million from $29.5 million

          -    Pre-tax income decreased 45.1% to $525,000 from $957,000

          -    Net income decreased 44.9% to $484,000 from $879,000

          -    Earnings per diluted share decreased to $0.09 from $0.17

New orders received for the first quarter were $25.4 million compared to $28.3 a year ago and $29.3 million in the quarter ended September 30, 1999. Backlog was $39.1 million compared to $39.5 million a year ago and $39.5 million at September 30, 1999.

Net interest expense decreased to $0.2 million from $0.3 million resulting from lower borrowing requirements for working capital due to lower sales volume.

TURBINE COMPONENT SERVICES AND REPAIR GROUP
Turbine Component Services and Repair (TCSR) sales declined 14.3% to $17.7 million from $20.7 million a year ago. Operating profit declined 32.7% to $1.1 million from $1.6 million a year ago. As we said last quarter, repair volume for the older engines has declined as many of the older planes powered by these engines have been retired from the fleet. Our strategies of continuous improvement and product development will provide us with the mechanism to gain market share of the repair of the newer engine types.

AEROSPACE COMPONENT MANUFACTURING GROUP
Aerospace Component Manufacturing (ACM) sales declined 13.7% to $7.6 million from $8.8 million a year ago. Operating profit declined 47.1% to $0.15 million from $0.29 million a year ago. Boeing continues to reduce its build rate for the large commercial aircraft. Build rates for smaller commercial aircraft (business and regional jets) are still rising, which is good news for SIFCO.

OUTLOOK
"Our results for the first quarter were disappointing, but not unexpected in light of market conditions. However, we have a strong balance sheet with long-term debt-to-equity of 26% and will recover from this cycle as we have many others in the past," said SIFCO's President and Chief Executive Officer, Jeffrey Gotschall.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $29.3 million at December 31, 1999, compared to $30.3 million at September 30, 1999. The current ratio for the same period was 2.6 and
2.6 respectively. Total debt as a percentage of tangible shareholders' equity was 28.7% at December 31, 1999 compared to 29.6% at September 30, 1999.

     Year-to-date capital expenditures were $1.3 million compared to $1.3 million a year ago. Capital expenditures for fiscal 2000 are anticipated to be in the range of $4 to $7 million compared to $4.9 million in fiscal 1999. The expenditures will be primarily used to upgrade existing equipment and new capabilities.

     The Company has had no borrowing against its revolving credit line of $6.0 million at December 31, 1999. The Company considers it has adequate financing available to meet its needs through the foreseeable future.

                                      (10)

                         PROVISION FOR TAXES ON INCOME
                         -----------------------------

     The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.

                                YEAR 2000 ISSUE
                                ---------------

     Based upon the results of efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The review includes: business applications which are supported by internal MIS employees, standard commercial programs on local PCs, manufacturing and building equipment and a survey of major customers and vendors for compliance. The problems detected to date have been manageable and correctable. The review and any changes required were completed in December 1999. The Company estimates its cost to be compliant at approximately $150,000, excluding the cost of Company information technology employees. All of this expenditure had been completed by December 31, 1999.

     The Company's Year 2000 program is based on various assumptions and expectations that cannot be assured. The cost estimate does not include costs associated with addressing and resolving issues as a result of the failure of third parties to become Year 2000 compliant. The Company's contingency plans include identification of alternate suppliers of key products and services used in manufacturing and support funcitons. Still, having no precedent of a Year 2000 problem, it is impractical for the Company to determine what impact, if any, would result to the Company's business if third parties do not address their Year 2000 issues.

     Through January 2000, the Company did not experience any disruptions in operations or service as a result of Year 2000 issues. However, the effects of Year 2000 may be experienced up to several months or longer after January 1, 2000.

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

Item 6. Exhibits and Reports on Form 8-K

                (a) The following Exhibits are included herein:

                        Exhibit 27 Financial Data Schedule

                (b) No report on Form 8-K was filed during the quarter ended
                    December 31, 1999.


                                      (11)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)



Date     January 31, 2000                  /*/ Jeffrey P. Gotschall
       -------------------               ----------------------------
                                               Jeffrey P. Gotschall
                                              Chief Executive Officer




Date     January 31, 2000                  /*/ Richard A. Demetter
       -------------------               ----------------------------
                                               Richard A. Demetter
                                             Vice President - Finance
                                           (Principal Accounting Officer)





                                      (12)