Form 10-Q
period 2000-03-31
SIFCO INDUSTRIES INC
filed 2000-05-11
CIK 90168

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   March 31, 2000                 Commission File Number 1-5978
                    --------------                                        ------


                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                     Ohio                                        34-0553950
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 970 East 64th Street, Cleveland, Ohio                                  44103
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

          Class                                    Outstanding at April 30, 2000
          -----                                    -----------------------------
Common Stock, $1 Par Value                                   5,151,289

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Financial Statements:

     Consolidated Condensed Balance Sheets--
        As of March 31, 2000 and September 30, 1999                        2

     Consolidated Condensed Statements of Income--
       Three Months and Six Months Ended
        March 31, 2000 and 1999                                            3

     Consolidated Condensed Statements of Cash Flows--
        Six Months Ended
        March 31, 2000 and 1999                                            4

     Notes to Consolidated Condensed Financial Statements               5,6,7,8

     Management's Discussion and Analysis of the
       Consolidated Condensed Statements of Income                       9,10

     Other Information and Signatures                                   11,12

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)


                                                        March 31,     Sept. 30,
                                                          2000          1999
                                                        --------      --------

                                     ASSETS

Current Assets
  Cash & Cash Equivalents                               $  1,803      $  1,487
  Accounts Receivable, Net                                18,904        22,192
  Inventories
    Raw Materials & Supplies                               4,797         6,780
    Work-in-Process & Finished Goods                      19,002        17,155
                                                        --------      --------
                                                          23,799        23,935
Refundable Income Taxes                                       76           354
Prepaid Expenses and Other Current Assets                  1,794         1,365
                                                        --------      --------
      TOTAL CURRENT ASSETS                                46,376        49,333

Property, Plant & Equipment, Net                          30,031        31,392
Goodwill, Net of Amortization                              3,574         3,632
Funds Held by Trustee for Capital Project                    623           677
Other Non-Current Assets                                   1,220         1,427
                                                        --------      --------
        TOTAL ASSETS                                    $ 81,824      $ 86,461
                                                        ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                        1,415         1,415
  Accounts Payable                                         9,840        11,094
  Accrued Expenses                                         6,103         6,566
                                                        --------      --------
      TOTAL CURRENT LIABILITIES                           17,358        19,075

Long-Term Debt - Less Current Portion                     12,485        12,985

Deferred Federal Income Taxes and Other                    3,824         4,355

Shareholders' Equity
  Serial Preferred Shares - No Par Value                      --            --
  Common Shares, Par Value $1 Per Share                    5,174         5,193
  Paid-in-Surplus                                          6,243         6,352
  Accumulated Other Comprehensive Income (Loss)           (5,822)       (2,749)
  Retained Earnings                                       42,562        41,250
                                                        --------      --------
      TOTAL SHAREHOLDERS' EQUITY                          48,157        50,046

        TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 81,824      $ 86,461
                                                        ========      ========


See accompanying notes to consolidated condensed financial statements.



                                      (2)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                     Three Months Ended      Six Months Ended
                                         March 31,               March 31,
                                     ------------------      ----------------
                                       2000        1999       2000      1999
                                       ----        ----       ----      ----

Net Sales of SIFCO
      Industries, Inc.               $ 28,182    $ 30,281   $ 53,527   $ 59,806

Cost & Expenses
      Cost of Goods Sold               23,160      25,343     44,607     50,423
      Selling, General &
        Administrative Expense          3,466       3,492      6,564      6,930
      Interest Income                     (56)        (50)       (87)      (105)
      Interest Expense                    236         293        501        643
      Other (Income) Expense, Net          47         (84)        88       (329)
                                     --------    --------   --------   --------
Total Costs & Expenses                 26,853      28,994     51,673     57,562

Income Before Income Taxes              1,329       1,287      1,854      2,244

Provision for Federal, Foreign
& State Income Taxes                      241         189        282        267
                                     --------    --------   --------   --------
Net Income                           $  1,088    $  1,098   $  1,572   $ 1, 977
                                     ========    ========   ========   ========

Net Income Per Share (Basic)         $    .21    $    .21   $    .30   $    .38
Net Income Per Share (Diluted)       $    .21    $    .21   $    .30   $    .38

Average Shares Outstanding (Basic)      5,191       5,175      5,193      5,173
Average Shares Outstanding (Diluted)    5,227       5,220      5,234      5,233

Cash Dividends per Common Share      $    .05    $    .05   $    .05   $    .05


See accompanying notes to consolidated condensed financial statements.



                                      (3)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                                 Six Months Ended
                                                                                                    March 31,
                                                                                             -----------------------
                                                                                             2000               1999
                                                                                             ----               ----
Net cash provided by (used for) operating activities:
Net income                                                                                  $ 1,572            $ 1,977
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
 Depreciation and amortization                                                                2,306              2,241
 Deferred income taxes and other                                                               (531)                17
                                                                                            -------            -------
   Subtotal                                                                                   3,347              4,235

Net cash provided by (used for) changes in operating
   assets and liabilities:
 Receivables                                                                                  3,288                944
 Inventories                                                                                    136              2,169
 Accrued or refundable income taxes                                                             278                (40)
 Prepaid expenses and other current assets                                                     (429)              (568)
 Accounts payable                                                                            (1,254)            (3,229)
 Accrued expenses                                                                              (463)               (31)
                                                                                            -------            -------
 Net cash provided by (used for) changes
   in operating assets and liabilities                                                        1,556               (755)
                                                                                            -------            -------
   Net cash provided by (used for) operating activities                                       4,903              3,480

Net cash provided by (used for) investing activities:
   Purchase of property, plant & equipment                                                   (2,391)            (2,236)
   (Increase) decrease in funds held by trustee for capital project                              54                262
   Other                                                                                     (1,306)              (784)
                                                                                            -------            -------
   Net cash provided by (used for) investing activities                                      (3,643)            (2,758)
Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                                          100              1,600
   Repayment of borrowings                                                                     (600)            (1,600)
   Cash dividends declared                                                                     (260)              (258)
   Repurchase of Common Stock                                                                  (184)                --
                                                                                            -------            -------
   Net cash provided by (used for) financing activities                                        (944)              (258)
                                                                                            -------            -------
Increase in cash and cash equivalents                                                           316                464
Cash and cash equivalents, beginning of year                                                  1,487              3,503
                                                                                            -------            -------
Cash and cash equivalents, end of period                                                    $ 1,803            $ 3,967
                                                                                            =======            =======


See accompanying notes to consolidated condensed financial statements.



                                      (4)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2000

NOTES
-----


(1) Summary of Significant Accounting Policies:
    -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.


(2) Debt:
    -----
Long-term debt as of March 31, 2000 and September 30, 1999 consisted of:

                                                          March 31,    Sept. 30,
                                                            2000         1999
                                                          ---------    ---------
                                                              ($000 Omitted)

Variable Rate Industrial Development
Revenue Improvement and Refunding Bonds                    $ 3,900       $ 3,900

Note payable to bank                                         9,900        10,500

Note payable under revolving credit
  agreement, at the base rate                                  100          --
                                                           -------       -------
                                                           $13,900       $14,400
       Less - current maturities                             1,415         1,415
                                                           -------       -------
                                                           $12,485       $12,985
                                                           =======       =======



                                      (5)

((2) - continued)

The Company has an available revolving credit agreement in the amount of $6.0 million as of March 31, 2000. The revolving credit agreement bears interest at the bank's base rate. The average balance outstanding against the revolving credit agreement was $0.14 million and $2.7 million during the six-month periods of fiscal 2000 and 1999, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

The Company has a 10-year, $12.0 million term note payable. The term note payable requires quarterly payments of $0.3 million and bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The Company has outstanding $4.1 million of 15-year, Industrial Development bonds. The proceeds of the bond were used to refund an existing Industrial Development bond of $1.6 million, and the balance of the funds are being used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. Principal payments are due annually and increase each year until the final payment of $355,000 is due in 2013. The initial principal payment in the amount of $200,000 was paid in 1999. Subsequent payments increase by $15,000 and $5,000 in the second and third year, respectively, and by $10,000 in the following seven years. The bonds are secured by the property and equipment of the Tampa, Florida facility, and are backed by an irrevocable letter of credit.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $12.6 million at March 31, 2000.


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


(6) Inventories:
    ------------

The Company follows the LIFO method of accounting for certain of its inventories. Since the LIFO inventory determination for fiscal 2000 will be based upon year-end inventory levels and costs, the Company will provide for anticipated "LIFO Adjustment," if any, based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,789,000 higher than reported at March 31, 2000 and September 30, 1999.


(7) Other Income:
    -------------

Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.


(8) Comprehensive Income
    --------------------

Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income, which includes net income and other comprehensive income items previously included within separate components of shareholders' equity. For the Company, this consists of foreign currency translation adjustments. Since the undistributed earnings of the Company's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income for the six months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                   Three Months Ended            Six Months Ended
                                                        March 31,                   March 31,
                                                  ---------------------        ---------------------
                                                  2000           1999          2000           1999
                                                  ----           ----           ----          ----
Net Income                                       $ 1,088        $ 1,098        $ 1,572       $ 1,977
Other comprehensive income (loss):
  Foreign currency translation adjustments        (1,357)        (2,407)        (3,073)       (2,676)
                                                 -------        -------        -------       -------
Comprehensive income                             $  (269)       $(1,309)       $(1,501)      $  (699)
                                                 =======        =======        =======       =======



                                      (7)

(9) Business Segment Information
    ----------------------------

    The following table summarizes certain information regarding segments of the Company's operations for the quarter and six months ended March 31, 2000 and 1999:

                                                                              ($000 omitted)
                                                      ----------------------------------------------------
                                                      Three Months Ended              Six Months Ended
                                                            March 31                       March 31
                                                      ---------------------          ---------------------

                                                       2000           1999              2000        1999
                                                       ----           ----              ----        ----
Net sales, including intersegment sales:
Turbine Component Services & Repair                   $19,343        $21,475          $37,086      $42,190
Aerospace Component Manufacturing                       8,839          8,805           16,441       17,615
Intersegment sales                                         --              1               --            1
                                                      -------        -------          -------      -------
                                                      $28,182        $30,281          $53,527      $59,806
                                                      =======        =======          =======      =======
Income from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair                   $ 1,638        $ 1,608          $ 2,723      $ 3,218
Aerospace Component Manufacturing                         489            418              642          707
                                                      -------        -------          -------      -------
                                                        2,127          2,026            3,365         3,925
Corporate expenses                                       (618)          (496)          (1,097)       (1,143)
Interest (expense) income, net                           (180)          (243)            (414)         (538)
                                                      -------        -------          -------      -------
Income before income taxes                            $ 1,329        $ 1,287          $ 1,854      $  2,244
                                                      =======        =======          =======      =======


(10) Basis of Presentation and Management Estimates:
     -----------------------------------------------

The Company prepares its financial statements in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect amounts reported in the financial statements for the reporting period. Actual results could differ from those based upon such estimates and assumptions. These estimates and assumptions are revised as necessary.

In the opinion of the Company, the financial information in this Form 10-Q includes all adjustments, including those of a normal recurring nature, necessary to fairly state the results for the periods.



                                      (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF THE CONSOLIDATED CONDENSED STATEMENTS OF INCOME

The following is management's discussion and analysis of the financial condition, changes in financial condition, and the results of operations during the periods included in the accompanying Consolidated Condensed Statements of Income.

A summary of the period-to-period changes in the principal items included in the Consolidated Condensed Statements of Income is shown below:


                                   Three Months Ended     Six Months Ended
                                        March 31,            March 31,
                                     2000 and 1999         2000 and 1999
                                   ------------------     ----------------

Net Sales of SIFCO
Industries, Inc.                   $(2,099)      (7)%    $(6,279)    (10)%

Cost of Goods Sold                  (2,183)      (9)%     (5,816)    (12)%

Selling, General &
Administrative Expense                 (26)      (1)%       (366)     (5)%

Interest Income                          6        12%        (18)    (17)%

Interest Expense                       (57)     (19)%       (142)    (22)%

Other Income, Net                     (131)       N/A       (417)      N/A
Income Before Income Taxes              42         3%       (390)    (17)%

Provision for Federal,
Foreign & State Income Taxes            52        28%         15        6%

Net Income                             (10)      (1)%       (405)    (20)%



                                      (9)

For the second quarter of fiscal 2000, compared with the second quarter of fiscal 1999:

     - Net sales decreased 6.9% to $28.2 million from $30.3 million
     - Pre-tax income increased 3.3% to $1.33 million from $1.29 million
     - Net income decreased 0.9% to $1.08 million from $1.09 million
     - Earnings per diluted share remained at $0.21

Through the first half of fiscal 2000, compared with the first half of fiscal 1999:

     - Net sales decreased 10.5% to $53.5 million from $59.8 million
     - Pre-tax income decreased 17.4% to $1.9 million from $2.2 million
     - Net income decreased 20.5% to $1.6 million from $2.0 million
     - Earnings per diluted share decreased to $0.30 from $0.38

New orders for the second quarter increased to $28.0 million compared to last year's $27.4 million, and for the six months new orders decreased to $53.4 million from $56.0 million. Backlog at March 31, 2000 was $38.4 million compared to $37.3 million a year ago.


Turbine Component Services and Repair Group

Turbine Component Services and Repair (TCSR) sales declined 9.9% for the second quarter to $19.3 million from $21.5 million a year ago. Sales for the first half of fiscal 2000 decreased 12.1% to $37.1 million from $42.2 million a year ago. Operating profit for the second quarter increased 1.9% to $1.64 million from $1.61 million a year ago. Operating profit for the first half of fiscal 2000 decreased 15.4% to $2.7 million from $3.2 million in fiscal 1999. The Company realized productivity improvements during the second quarter 2000 from first quarter 2000, reflecting improvements at its newest facility which is dedicated to the repair of turbine blades.


Aerospace Component Manufacturing Group

Aerospace Component Manufacturing (ACM) sales for the second quarter increased 0.4% to $8.84 million from $8.81 million a year ago. Sales for the first half of fiscal 2000 decreased 6.7% to $16.4 million from $17.6 million a year ago. Operating profit for the second quarter increased 17.0% to $0.49 million from $0.42 million a year ago, because of a more profitable product mix. Operating profit for the first half of fiscal 2000 decreased 9.1% to $0.64 million from $0.71 million last year. The Company's ongoing efforts to satisfy the requirements for components used in smaller commercial aircraft are expected to increase sales in the future. The growth in the build rates for business and regional jet aircraft continues to rise and are expected to produce positive results for the Company.



                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $29.0 million at March 31, 2000, compared to $30.3 million at September 30, 1999. The current ratio as of those dates was 2.7 and 2.6, respectively. Total debt as a percentage of tangible shareholders' equity was 27.6% at March 31, 2000 compared to 29.6% at September 30, 1999.

     The Company announced in February 2000 that its board of directors had authorized a repurchase of up to 100,000 shares, or approximately 2% of the common shares outstanding. The shares, when purchased, will be used for corporate purposes. These purchases can be made in the open market or in negotiated transactions, depending on market conditions. Any such repurchase of shares will use a portion of the Company's working capital. Through March 31, 2000, the Company had repurchased 28,500 shares at an average price of $6.44.

     Year-to-date capital expenditures were $2.4 million compared to $2.2 million a year ago. Capital expenditures for fiscal 2000 are anticipated to be approximately $5.0 million compared to $4.9 million in fiscal 1999. The expenditures will be primarily used to upgrade existing equipment and new capabilities.

     The Company has borrowed $0.1 million against its revolving credit line of $6.0 million at March 31, 2000. The Company believes it has adequate financing available to meet its needs through the foreseeable future.


                          PROVISION FOR TAXES ON INCOME
                          -----------------------------

     The provision for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.


                                 YEAR 2000 ISSUE
                                 ---------------

     Through April 30, 2000, the Company has not experienced any noticeable disruptions in its operations or in its ability to provide service to its customers as a result of Year 2000 issues. Furthermore, the Company has no knowledge of any conditions that exist, relative to the Year 2000 issue, that will present problems in the future that would have a material adverse effect on its financial condition or results of operations. Cumulative expenditures, excluding the cost of Company information technology personnel, made through December 31, 1999 related to the Year 2000 issue amounted to approximately $150,000. No such related expenditures were incurred during the second fiscal quarter of 2000.


                              SAFE HARBOR STATEMENT
                              ---------------------

     This Annual Report contains various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.



                                      (11)

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

Item 6. Exhibits and Reports on Form 8-K

             (a) The following Exhibits are included herein:

                    Exhibit 27 Financial Data Schedule

             (b) No report on Form 8-K was filed during the quarter ended
                    March 31, 2000.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date        May 3, 2000                       /*/ Jeffrey P. Gotschall
            -----------                       ------------------------------
                                              Jeffrey P. Gotschall
                                              Chief Executive Officer



Date        May 3, 2000                       /*/ Frank A. Cappello
            -----------                       ------------------------------
                                              Frank A. Cappello
                                              Vice President - Finance & CFO
                                              (Principal Accounting Officer)



                                      (12)