Form 10-Q
period 2000-06-30
SIFCO INDUSTRIES INC
filed 2000-08-11
CIK 90168

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 2000                    Commission File Number 1-5978
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

                                      None
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X   No
                                             ---     ---


          Class                                     Outstanding at July 31, 2000
          -----                                     ----------------------------
Common Stock, $1 Par Value                                    5,134,394

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
                                                                        --------

Financial Statements:

       Consolidated Condensed Balance Sheets --
         As of June 30, 2000 and September 30, 1999                        2

       Consolidated Condensed Statements of Income --
         Three Months and Nine Months Ended
           June 30, 2000 and 1999                                          3

       Consolidated Condensed Statements of Cash Flows --
         Nine Months Ended June 30, 2000 and 1999                          4

       Notes to Consolidated Condensed Financial Statements             5,6,7,8

       Management's Discussion and Analysis of the
         Consolidated Condensed Statements of Income                      9,10

       Other Information and Signatures                                  11,12

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                         June 30,    Sept. 30,
                                                           2000        1999
                                                         --------    ---------

                                     ASSETS
                                     ------

Current Assets:
  Cash & Cash Equivalents                                $ 3,880      $ 1,487
  Accounts Receivable, Net                                18,854       22,192
Inventories:
  Raw Materials & Supplies                                 4,497        6,780
  Work-in-Process & Finished Goods                        17,471       17,155
                                                         -------      -------
                                                          21,968       23,935
Refundable Income Taxes                                      260          354
Prepaid Expenses and Other Current Assets                  1,303        1,365
                                                         -------      -------
    TOTAL CURRENT ASSETS                                  46,265       49,333

Property, Plant & Equipment, Net                          29,635       31,392
Goodwill, Net of Amortization                              3,545        3,632
Funds Held by Trustee for Capital Project                    523          677
Other Non-Current Assets                                   1,139        1,427
                                                         -------      -------
    TOTAL ASSETS                                         $81,107      $86,461
                                                         =======      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Current Portion of Long-Term Debt                        1,415        1,415
  Accounts Payable                                         9,366       11,094
  Accrued Expenses                                         6,276        6,566
                                                         -------      -------
    TOTAL CURRENT LIABILITIES                             17,057       19,075

Long-Term Debt - Less Current Portion                     12,702       12,985

Deferred Federal Income Taxes and Other                    3,721        4,355

Shareholders' Equity:
  Serial Preferred Shares - No Par Value                     ---          ---
  Common Shares, Par Value $1 Per Share                    5,134        5,193
  Capital in excess of par value                           6,035        6,352
  Accumulated Other Comprehensive Income (Loss)           (5,737)      (2,749)
  Retained Earnings                                       42,195       41,250
                                                         -------      -------
    TOTAL SHAREHOLDERS' EQUITY                            47,627       50,046
                                                         -------      -------
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $81,107      $86,461
                                                         =======      =======


See accompanying notes to consolidated condensed financial statements.



                                      (2)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)


                                       Three Months Ended     Nine Months Ended
                                            June 30,               June 30,
                                       -------------------   ------------------
                                         2000       1999       2000      1999
                                         ----       ----       ----      ----

Net Sales of SIFCO Industries, Inc.    $ 26,097   $ 30,535   $ 79,624  $ 90,341

Cost & Expenses
  Cost of Goods Sold                     22,989     25,958     67,596    76,381
  Selling, General &
    Administrative Expense                3,147      3,304      9,711    10,234
  Interest Income                           (31)       (89)      (118)     (194)
  Interest Expense                          274        331        775       974
  Other (Income) Expense, Net                 6        (33)        94      (362)
                                       --------   --------   --------  --------
Total Costs & Expenses                   26,385     29,471     78,058    87,033

Profit (Loss) Before Income Taxes          (288)     1,064      1,566     3,308

Income Tax Provision (Benefit)             (179)       156        103       423
                                       --------   --------   --------  --------
Net Income (Loss)                      $   (109)  $    908   $  1,463  $  2,885
                                       ========   ========   ========  ========

Net Income (Loss) Per Share (Basic)    $   (.02)  $    .18   $    .28  $    .56
Net Income (Loss) Per Share (Diluted)  $   (.02)  $    .17   $    .28  $    .55

Average Shares Outstanding (Basic)        5,144      5,188      5,172     5,177
Average Shares Outstanding (Diluted)      5,164      5,229      5,203     5,220

Cash Dividends per Common Share        $    .05   $    .05   $    .10  $    .10


See accompanying notes to consolidated condensed financial statements.



                                       (3)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                             Nine Months Ended
                                                                June 30,
                                                             ------------------
                                                              2000        1999
                                                              ----        ----

Net cash provided by (used for) operating activities:
Net income                                                    $ 1,463   $ 2,885
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                                 3,446     3,278
  Deferred income taxes and other                                (635)      (13)
                                                              -------   -------
    Subtotal                                                    4,274     6,150

Net cash provided by (used for) changes
  in operating assets and liabilities:
  Receivables                                                   3,338    (2,513)
  Inventories                                                   1,967     3,205
  Accrued or refundable income taxes                               94        63
  Prepaid expenses and other current assets                       475      (833)
  Accounts payable                                             (1,728)   (2,321)
  Accrued expenses                                               (290)       25
                                                              -------   -------
    Net cash provided by (used for) changes
    in operating assets and liabilities                         3,856    (2,374)
                                                              -------   -------
    Net cash provided by (used for) operating activities        8,130     3,776

Net cash provided by (used for) investing activities:
  Purchase of property, plant & equipment                      (3,188)   (3,353)
  (Increase) decrease in funds held by trustee for
  capital project                                                 154       254
  Other                                                        (1,527)   (1,305)
                                                              -------   -------
    Net cash provided by (used for) investing activities       (4,561)   (4,404)

Net cash provided by (used for) financing activities:
  Proceeds from additional borrowings                             832     2,700
  Issuance of Common Shares                                        73        97
  Repayment of borrowings                                      (1,115)   (2,100)
  Cash dividends declared                                        (517)     (516)
  Repurchase of Common Stock                                     (449)       --
                                                              -------   -------
    Net cash provided by (used for) financing activities       (1,176)      181
                                                              -------   -------
Increase in cash and cash equivalents                           2,393      (447)
Cash and cash equivalents, beginning of year                    1,487     3,503
                                                              -------   -------
Cash and cash equivalents, end of period                      $ 3,880   $ 3,056
                                                              =======   =======

See accompanying notes to consolidated condensed financial statements.



                                      (4)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000

NOTES
-----

(1) Summary of Significant Accounting Policies:
    -------------------------------------------

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(2) Debt:
    -----

Long-term debt as of June 30, 2000 and September 30, 1999 consisted of:

                                                       ($000 Omitted)
                                                  ------------------------
                                                  June 30,       Sept. 30,
                                                    2000           1999
                                                  --------       ---------

Variable Rate Industrial Development
Revenue Improvement and Refunding Bonds            $ 3,685        $ 3,900

Note payable to bank                                 9,600         10,500

Note payable under revolving credit
  agreement, at the base rate                          832             --
                                                   -------        -------
                                                   $14,117        $14,400

    Less - current maturities                        1,415          1,415
                                                   -------        -------
                                                   $12,702        $12,985
                                                   =======        =======



                                      (5)

((2) - continued)


The Company has an available revolving credit agreement in the amount of $6.0 million as of June 30, 2000. The revolving credit agreement bears interest at the bank's base rate. The average balance outstanding against the revolving credit agreement was $257,000 and $2.8 million during the nine-month periods of fiscal 2000 and 1999, respectively. The balances outstanding under the revolving credit agreement have been classified as long term debt. A commitment fee of 1/4% is incurred on the remaining unused balance.

The Company has a 10-year, $12.0 million term note payable. The term note payable requires quarterly payments of 300,000 and bears interest at a fixed rate of 7.24%, subject to adjustment if certain loan covenants are not maintained.

The Company has outstanding $4.1 million of 15-year, Industrial Development bonds. The proceeds of the bond were used to refund an existing Industrial Development bond of $1.6 million, and the balance of the funds are being used to expand the Turbine Component Services and Repair facility in Tampa, Florida. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. Principal payments increase and are payable through 2013.

Among other covenants, the Company is required to maintain a minimum tangible net worth (as defined) of $30.0 million, increasing by 50% of net income subsequent to September 30, 1997. Tangible net worth exceeded the required minimum by $9.4 million at June 30, 2000.

(3) Income Taxes:
    -------------

The provision (benefit) for taxes on income, which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income (loss) due primarily to foreign source income. Income tax expense (benefit) differs from amounts currently payable due to certain items reported for financial statement purposes in periods which differ from those in which they are reported for tax purposes, principally accelerated depreciation.

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

(6) Inventories:
    ------------

The Company follows the LIFO method of accounting for certain of its inventories. Since the LIFO inventory determination for fiscal 2000 will be based upon year-end inventory levels and costs, the Company will provide for an anticipated "LIFO Adjustment," if any, based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,789,000 higher than reported at June 30, 2000 and September 30, 1999.

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

Comprehensive income for the three and nine months ended June 30, 2000 and 1999 are as follows:

                                                       ($000 omitted)
                                          --------------------------------------
                                          Three Months Ended   Nine Months Ended
                                                June 30,           June 30,
                                          ------------------  ------------------
                                             2000     1999      2000     1999
                                             ----     ----      ----     ----

Net Income (loss)                           $(109)  $   908   $ 1,463   $ 2,885
Other comprehensive income (loss):
  Foreign currency translation adjustments     85    (1,107)   (2,988)   (3,783)
                                            -----   -------   -------   -------
Comprehensive income (loss)                 $ (24)  $  (199)  $(1,525)  $  (898)
                                            =====   =======   =======   =======



                                      (7)

(9) Business Segment Information
    ----------------------------

The following table summarizes certain information regarding segments of the Company's operations for the three and nine months ended June 30, 2000 and 1999:

                                                     ($000 omitted)
                                         --------------------------------------
                                         Three Months Ended   Nine Months Ended
                                              June 30,            June 30,
                                         ------------------   -----------------
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----

Net sales, including intersegment sales:
Turbine Component Services & Repair       $16,476   $20,621   $53,562   $62,812
Aerospace Component Manufacturing           9,621     9,914    26,062    27,529
                                          -------   -------   -------   -------
                                          $26,097   $30,535   $79,624   $90,341
                                          =======   =======   =======   =======

Income from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair       $   278   $ 1,323   $ 3,002   $ 4,541
Aerospace Component Manufacturing             256       472       897     1,179
                                          -------   -------   -------   -------
                                              534     1,795     3,899     5,720

Corporate expenses                           (579)     (489)   (1,676)   (1,632)
Interest (expense) income, net               (243)     (242)     (657)     (780)
                                          -------   -------   -------   -------
Income (loss) before income taxes         $  (288)  $ 1,064   $ 1,566   $ 3,308
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

A summary of the period-to-period changes in the principal items included in the Consolidated Condensed Statements of Income is shown below:


                                                    ($000 omitted)
                                       -----------------------------------------
                                       Three Months Ended     Nine Months Ended
                                            June 30,               June 30,
                                          2000 and 1999          2000 and 1999
                                       ------------------     -----------------

Net Sales of SIFCO
Industries, Inc.                         $(4,438)    (14)%    $(10,717)    (12)%

Cost of Goods Sold                        (2,969)    (11)%      (8,785)    (12)%

Selling, General &
Administrative Expense                      (157)     (5)%        (523)     (5)%

Interest Income                              (58)    (65)%         (76)    (39)%

Interest Expense                             (57)    (17)%        (199)    (20)%

Other Income, Net                            (39)      N/A        (456)      N/A

Profit (Loss) Before Income Taxes         (1,352)      N/A      (1,742)    (53)%

Income Tax Provision (Benefit)              (335)      N/A         320     (76)%

Net Income (Loss)                         (1,017)      N/A      (1,422)    (49)%



                                      (9)

For the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999:

     - Net sales decreased 14% to $26.1 million from $30.5 million
     - Net loss of $.02 per diluted share, compared to net earnings of $0.17 per diluted share

Through the first nine months of fiscal 2000, compared with the first nine months of fiscal 1999:

     - Net sales decreased 12% to $79.6 million from $90.3 million
     - Earnings per diluted share decreased to $0.28 from $0.55

New orders for the third quarter decreased to $26.0 million from last year's $30.2 million, and for the nine months new orders decreased to $79.4 million from $86.1 million. Backlog at June 30, 2000, was $37.7 million, compared to $35.9 million a year ago.

TURBINE COMPONENT SERVICES AND REPAIR GROUP
Turbine Component Services and Repair Group sales declined 20.1% for the third quarter to $16.5 million from $20.6 million a year ago. Sales for the first nine months of fiscal 2000 decreased 14.7% to $53.6 million from $62.8 million a year ago. Operating profit for the third quarter decreased 78.9% to $278,000 from $1.3 million a year ago. Operating profit for the nine months decreased 33.9% to $3.0 million from $4.5 million in fiscal 1999. The $4.1 million reduction in revenue for the third quarter can be related principally (approximately 50%) to the decline in the demand for JT8D engine overhaul. The reduced demand for older model JT8D engine repair is attributable to the retirement or reduced utilization of older model aircraft, such as the 737-100/200, the 727, and the DC-9, which is expected to continue. This has been compounded by a reduced level of business from a number of customers that have been experiencing their own internal operating issues. The Repair Group has recognized that the JT8D market is mature; however, newer models of this engine still hold promise for future repair sales. The balance of the shortfall in revenue can be linked to CFM56 and RB211 engine overhaul push outs and the continued encroachment of the engine OEM's into the overhaul and repair marketplace. The Repair Group is responding to these changes by tailoring resources to throughput and accelerating its product introduction on the newer engine types. The $1.0 million reduction in operating profit was primarily attributable to the inability of the company to fully absorb certain of its overhead costs during the third quarter due to reduced sales volumes. Product sales mix also contributed to the third quarter drop in operating profit.

AEROSPACE COMPONENT MANUFACTURING GROUP
Aerospace Component Manufacturing Group sales for the third quarter decreased 3.0% to $9.6 million from $9.9 million a year ago. Sales for the first nine months of fiscal 2000 decreased 5.3% to $26.1 million from $27.5 million a year ago. Operating profit for the third quarter decreased 45.8% to $256,000 from $472,000 a year ago. The reduction in the large aircraft build cycle from its peak in 1999, partially offset by growth in the small aircraft volumes, accounts for the decline in revenue so far this year. SIFCO is encouraged by the significant improvement in outlook recently announced by the large manufacturers like Boeing. The Aerospace Component Manufacturing Group has continued to push into the regional jet market, which continues to expand and hold promise for near-term revenue growth.



                                      (10)

LIQUIDITY AND CAPITAL RESOURCES
     Working capital was $29.2 million at June 30, 2000, compared to $30.3 million at September 30, 1999. The current ratio as of those dates was 2.7 and 2.6, respectively. Total debt as a percentage of tangible shareholders' equity was 28.5% at June 30, 2000 compared to 29.6% at September 30, 1999.

     The Company announced in February 2000 that its board of directors had authorized a repurchase of up to 100,000 shares, or approximately 2% of the common shares outstanding. The shares, when purchased, will be used for corporate purposes, including the issuance of shares pursuant to the exercise of outstanding stock options. These purchases can be made in the open market or in negotiated transactions, depending on market conditions. Any such repurchase of shares will use a portion of the Company's working capital. Through June 30, 2000, the Company had repurchased 70,700 shares at an average price of $6.35.

     Year-to-date capital expenditures were $3.2 million compared to $3.4 million a year ago. Capital expenditures for fiscal 2000 are anticipated to be approximately $5.0 million compared to $4.9 million in fiscal 1999. The expenditures will be primarily used to upgrade existing equipment and develop new capabilities, particularly in the Turbine Component Services and Repair Group.

     The Company has borrowed $832,000 against its revolving credit line of $6.0 million at June 30, 2000. The Company believes it has adequate financing available to meet its needs through the foreseeable future.


                 PROVISION (BENEFIT) FOR TAXES ON INCOME (LOSS)
                 ----------------------------------------------

     The provision (benefit) for taxes on income (loss), which is based on the anticipated effective rate for the year, does not bear the customary relationship to pre-tax income, due primarily to foreign source income.


                                YEAR 2000 ISSUE
                                ---------------

     Through June 30, 2000, the Company has not experienced any noticeable disruptions in its operations or in its ability to provide service to its customers as a result of Year 2000 issues. Furthermore, the Company has no knowledge of any conditions that exist, relative to the Year 2000 issue, that will present problems in the future that would have a material adverse effect on its financial condition or results of operations. Cumulative expenditures, excluding the cost of Company information technology personnel, made through December 31, 1999 related to the Year 2000 issue amounted to approximately $150,000. No such related expenditures were incurred during the second or third fiscal quarters of 2000.


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

Item 6. Exhibits and Reports on Form 8-K

             (a) The following Exhibits are included herein:

                   Exhibit 27 Financial Data Schedule

             (b) No report on Form 8-K was filed during the quarter ended
                 June 30, 2000.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date  July 31, 2000                          /*/ Jeffrey P. Gotschall
      -------------                          ------------------------
                                             Jeffrey P. Gotschall
                                             Chief Executive Officer


Date  July 31, 2000                          /*/ Frank A. Cappello
      -------------                          ------------------------
                                             Frank A. Cappello
                                             Vice President - Finance & CFO
                                             (Principal Accounting Officer)



                                      (12)