Form 10-Q/A
period 2000-03-31
SIFCO INDUSTRIES INC
filed 2000-11-15
CIK 90168

                                  FORM 10-Q/A
                                Amendment No. 1
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   March 31, 2000            Commission File Number   1-5978
                    --------------                                    --------

                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                      34-0553950
-------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

      970 East 64th Street, Cleveland, Ohio               44103
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code           (216) 881-8600
                                                  -----------------------------
                                      None
-------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

_______________________________________________________________________________

________________________________________________________________________________

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

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

        Consolidated Condensed Balance Sheets -
           As of March 31, 2000 and September 30, 1999                 2

        Consolidated Condensed Statements of Income -
          Three Months and Six Months Ended
           March 31, 2000 and 1999                                     3

        Consolidated Condensed Statements of Cash Flows -
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

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                           March 31,            Sept. 30,
                                                                              2000                 1999
                                                                              ----                 ----
                                     ASSETS

Current Assets
  Cash & Cash Equivalents                                                 $  1,803              $  1,487
  Accounts Receivable, Net                                                  18,904                22,192
  Inventories
    Raw Materials & Supplies                                                 4,903                 6,780
    Work-in-Process & Finished Goods                                        18,563                17,155
                                                                          --------              --------
                                                                            23,466                23,935
Refundable Income Taxes                                                        255                   354
Prepaid Expenses and Other Current Assets                                    1,794                1, 365
                                                                          --------              --------
        TOTAL CURRENT ASSETS                                                46,222                49,333

Property, Plant & Equipment, Net                                            30,031                31,392
Goodwill, Net of Amortization                                                3,574                 3,632
Funds Held by Trustee for Capital Project                                      623                   677
Other Non-Current Assets                                                     1,220                 1,427
                                                                          --------              --------
                TOTAL ASSETS                                              $ 81,670              $ 86,461
                                                                          ========              ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current Portion of Long-Term Debt                                          1,415                 1,415
  Accounts Payable                                                           9,840                11,094
  Accrued Expenses                                                           6,103                 6,566
                                                                          --------              --------
        Total Current Liabilities                                           17,358                19,075

  Long-Term Debt - Less Current Portion                                     12,485                12,985

Deferred Federal Income Taxes and Other                                      3,824                 4,355

Shareholders' Equity

   Serial Preferred Shares - No Par Value                                     --                    --
   Common Shares, Par Value $1 Per Share                                     5,174                 5,193
    Paid-in-Surplus                                                          6,243                 6,352
   Accumulated Other Comprehensive Income (Loss)                            (5,822)               (2,749)
   Retained Earnings                                                        42,408                41,250
                                                                          --------              --------
        TOTAL SHAREHOLDERS' EQUITY                                          48,003                50,046

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 81,670              $ 86,461
                                                                          ========              ========

See accompanying notes to consolidated condensed financial statements.


                                      (2)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                   Three Months Ended                   Six Months Ended
                                                        March 31,                           March 31,
                                              ---------------------------          -----------------------------
                                                2000               1999               2000               1999
                                              --------           --------           --------           --------

Net Sales of SIFCO
        Industries, Inc.                       $28,182           $ 30,281           $ 53,527           $ 59,806

Cost & Expenses
        Cost of Goods Sold                      23,493             25,343             44,940             50,423
        Selling, General &
          Administrative Expense                 3,466              3,492              6,564              6,930
        Interest Income                            (56)               (50)               (87)              (105)
        Interest Expense                           236                293                501                643
        Other (Income) Expense, Net                 47                (84)                88               (329)
                                              --------           --------           --------           --------
Total Costs & Expenses                          27,186             28,994             52,006             57,562

Income Before Income Taxes                         996              1,287              1,521              2,244

Provision for Federal, Foreign
  & State Income Taxes                              62                189                103                267
                                              --------           --------           --------           --------

Net Income                                    $    934           $  1,098           $  1,418           $  1,977
                                              ========           ========           ========           ========

Net Income Per Share (Basic)                  $    .18           $    .21           $    .27           $    .38
Net Income Per Share (Diluted)                $    .18           $    .21           $    .27           $    .38



Average Shares Outstanding (Basic)               5,191              5,175              5,193              5,173
Average Shares Outstanding (Diluted)             5,227              5,220              5,234              5,233

Cash Dividends per Common Share               $    .05           $    .05           $    .05           $    .05



See accompanying notes to consolidated condensed financial statements.



                                      (3)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                     Six Months Ended
                                                                                           March 31,
                                                                               --------------------------------
                                                                                  2000                   1999
                                                                                -------                 -------
Net cash provided by (used for) operating activities:
Net income                                                                      $ 1,418                 $ 1,977
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Depreciation and amortization                                                  2,306                   2,241
   Deferred income taxes and other                                                 (531)                     17
                                                                                -------                 -------

   Subtotal                                                                       3,193                   4,235

Net cash provided by (used for) changes
   in operating assets and liabilities:
   Receivables                                                                    3,288                     944
   Inventories                                                                      469                   2,169
   Accrued or refundable income taxes                                                99                     (40)
   Prepaid expenses and other current assets                                       (429)                   (568)
   Accounts payable                                                              (1,254)                 (3,229)
   Accrued expenses                                                                (463)                    (31)
                                                                                -------                 -------
   Net cash provided by (used for) changes
                in operating assets and liabilities                               1,710                    (755)
                                                                                -------                 -------

   Net cash provided by (used for) operating activities                           4,903                   3,480

Net cash provided by (used for) investing activities:

   Purchase of property, plant & equipment                                       (2,391)                 (2,236)
   (Increase) decrease in funds held by trustee for capital project                  54                     262
   Other                                                                         (1,306)                   (784)
                                                                                -------                 -------
     Net cash provided by (used for) investing activities                        (3,643)                 (2,758)
Net cash provided by (used for) financing activities:
   Proceeds from additional borrowings                                              100                   1,600
   Repayment of borrowings                                                         (600)                 (1,600)
  Cash dividends declared                                                          (260)                   (258)
  Repurchase of Common Stock                                                       (184)                   --
                                                                                -------                 -------

   Net cash provided by (used for) financing activities                            (944)                   (258)
                                                                                -------                 -------
Increase in cash and cash equivalents                                               316                     464
Cash and cash equivalents, beginning of year                                      1,487                   3,503
                                                                                -------                 -------
Cash and cash equivalents, end of period                                        $ 1,803                 $ 3,967
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

(2)     Debt:

        Long-term debt as of March 31, 2000 and September 30, 1999 consisted of:

                                                       March 31,                Sept. 30,
                                                         2000                     1999
                                                       -------                   -------
                                                                ($000 Omitted)
Variable Rate Industrial Development
 Revenue Improvement
 and Refunding Bonds                                   $ 3,900                   $ 3,900

Note payable to bank                                     9,900                    10,500

Note payable under revolving credit
  agreement, at the base rate                              100                      --
                                                       -------                   -------
                                                       $13,900                   $14,400

        Less - current maturities                        1,415                     1,415
                                                       -------                   -------
                                                       $12,485                   $12,985
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

(6)     Inventories:
        ------------
The Company follows the LIFO method of accounting for certain of its inventories. Since the LIFO inventory determination for fiscal 2000 will be based upon year-end inventory levels and costs, the Company will provide for anticipated "LIFO Adjustment," if any, based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,428,000 and $3,789,000 higher than reported at March 31, 2000 and September 30, 1999, respectively.

The Company identified an oversight in the calculation of its March 31, 2000 inventory valuation that resulted in a net overstatement of inventory of approximately $333,000. This resulted in an understatement of Cost of Goods Sold and a corresponding overstatement of Income Before Income Taxes of approximately $333,000 during the three-month period ended March 31, 2000. This inventory valuation issue reversed itself, as the inventory was sold, during the three-month period ended June 30, 2000. Consequently, during the three-month period ended June 30, 2000 Cost of Goods Sold was overstated with a corresponding understatement of Income Before Income Taxes of approximately $333,000. The Company has reflected the impact of these adjustments in its quarterly tax provisions.

(7)     Other Income:
        ------------
Other income is comprised primarily of grant income from Irish government agencies, foreign exchange gains and losses, and royalty and fee income.

(8)     Comprehensive Income
        ---------------------
Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires the disclosure of comprehensive income, which includes net income and other comprehensive income items previously included within separate components of shareholders' equity. For the Company, this consists of foreign currency translation adjustments. Since the undistributed earnings of the Company's foreign subsidiaries are intended to be permanently reinvested, taxes have not been provided for foreign currency translation adjustments.

Comprehensive income for the three and six months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                        Three Months Ended                  Six Months Ended
                                                        ------------------                  ----------------
                                                             March 31,                          March 31,
                                                      2000              1999              2000             1999
                                                    -------           -------           -------           -------

Net Income                                          $   934           $ 1,098           $ 1,418           $ 1,977
Other comprehensive income (loss):
  Foreign currency translation adjustments           (1,357)           (2,407)           (3,073)           (2,676)
                                                    -------           -------           -------           -------
Comprehensive income (loss)                         $  (423)          $(1,309)          $(1,655)          $  (699)
                                                    =======           =======           =======           =======







                                      (7)

(9)     Business Segment Information
        ----------------------------

        The following table summarizes certain information regarding segments of the Company's operations for the three and six months ended March 31, 2000 and 1999:

                                                                                     ($000 omitted)
                                                             --------------------------------------------------------------
                                                                Three Months Ended                    Six Months Ended
                                                                        March 31                          March 31
                                                             --------------------------          --------------------------
                                                               2000              1999              2000              1999
                                                             --------          --------          --------          --------

Net sales, including intersegment sales:
Turbine Component Services & Repair                          $ 19,343          $ 21,475          $ 37,086          $ 42,190
Aerospace Component Manufacturing                               8,839             8,805            16,441            17,615
Intersegment sales                                               --                   1              --                   1
                                                             --------          --------          --------          --------
                                                             $ 28,182          $ 30,281          $ 53,527          $ 59,806
                                                             ========          ========          ========          ========

Income  from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair                          $  1,638          $  1,608          $  2,723          $  3,218
Aerospace Component Manufacturing                                 156               418               309               707
                                                             --------          --------          --------          --------
                                                                1,794             2,026             3,032             3,925

Corporate expenses                                               (618)             (496)           (1,097)           (1,143)
Interest (expense) income, net                                   (180)             (243)             (414)             (538)
                                                             --------          --------          --------          --------
Income before income taxes                                   $    996          $  1,287          $  1,521          $  2,244
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

A summary of the period-to-period changes in the principal items included in the Consolidated Condensed Statements of Income is shown below:



                                                     Three Months Ended                    Six Months Ended
                                                          March 31,                            March 31,
                                                       2000 and 1999                         2000 and 1999
                                                       -------------                         -------------
Net Sales of SIFCO
Industries, Inc.                                $(2,099)                (7)%           $(6,279)               (10)%

Cost of Goods Sold                               (1,850)                (7)%            (5,483)               (11)%

Selling, General &
        Administrative Expense                      (26)                (1)%              (366)                (5)%

Interest Income                                       6                 12%                (18)               (17)%

Interest Expense                                    (57)               (19)%              (142)               (22)%

Other Income, Net                                  (131)               N/A                (417)               N/A

Income Before Income Taxes                         (291)               (23)%              (723)               (32)%

Provision for Federal,
        Foreign & State Income Taxes               (127)               (67)%              (164)               (61)%

Net Income                                         (164)               (15)%              (559)               (28)%


                                      (9)

For the second quarter of fiscal 2000, compared with the second quarter of fiscal 1999:

          -   Net sales decreased 6.9% to $28.2 million from $30.3 million
          -   Pre-tax income decreased 22.6% to $1.0 million from $1.29 million
          -   Net income decreased 14.9% to $0.93 million from $1.09 million
          -   Earnings per diluted share decreased to $0.18 from $0.21

Through the first half of fiscal 2000, compared with the first half of fiscal 1999:

          -   Net sales decreased 10.5% to $53.5 million from $59.8 million
          -   Pre-tax income decreased 32.2% to $1.5 million from $2.2 million
          -   Net income decreased 28.3% to $1.4 million from $2.0 million
          -   Earnings per diluted share decreased to $0.27 from $0.38

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

AEROSPACE COMPONENT MANUFACTURING GROUP

Aerospace Component Manufacturing (ACM) sales for the second quarter increased 0.4% to $8.84 million from $8.81 million a year ago. Sales for the first half of fiscal 2000 decreased 6.7% to $16.4 million from $17.6 million a year ago. Operating profit for the second quarter decreased 62.7% to $0.16 million from $0.42 million a year ago, because of product mix. Operating profit for the first half of fiscal 2000 decreased 56.3% to $0.31 million from $0.71 million last year. The Company's ongoing efforts to satisfy the requirements for components used in smaller commercial aircraft are expected to increase sales in the future. The growth in the build rates for business and regional jet aircraft continues to rise and are expected to produce positive results for the Company.




                                      (10)

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $28.7 million at March 31, 2000, compared to $30.3 million at September 30, 1999. The current ratio as of those dates was 2.7 and 2.6, respectively. Total debt as a percentage of tangible shareholders' equity was 27.7% at March 31, 2000 compared to 29.6% at September 30, 1999.

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

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date       May 3, 2000,                            /*/ Jeffrey P. Gotschall
           ------------                            -----------------------------
           as amended November 10, 2000                Jeffrey P. Gotschall
                                                     Chief Executive Officer

Date       May 3, 2000,                            /*/ Frank A. Cappello
           ------------                            -----------------------------
           as amended November 10, 2000                 Frank A. Cappello
                                                  Vice President - Finance & CFO
                                                 (Principal Accounting Officer)








                                      (12)