Form 10-Q/A
period 2000-06-30
SIFCO INDUSTRIES INC
filed 2000-11-15
CIK 90168

                                  FORM 10-Q/A
                                Amendment No. 1
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended   June 30, 2000             Commission File Number     1-5978
                  ----------------                                  ------------


                    SIFCO Industries, Inc., and Subsidiaries
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                                34-0553950
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   970 East 64th Street, Cleveland, Ohio                            44103
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

  Registrant's telephone number, including area code             (216) 881-8600
                                                     ---------------------------

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

        Consolidated Condensed Balance Sheets -
           As of June 30, 2000 and September 30, 1999                   2

        Consolidated Condensed Statements of Income -
          Three Months and Nine Months Ended
           June 30, 2000 and 1999                                       3

        Consolidated Condensed Statements of Cash Flows -
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

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 ($000 Omitted)

                                                                   June 30,             Sept. 30,
                                                                     2000                  1999
                                                                   --------              --------
                                     ASSETS
Current Assets:
        Cash & Cash Equivalents                                    $  3,880              $  1,487
        Accounts Receivable, Net                                     18,854                22,192
Inventories:
        Raw Materials & Supplies                                      4,622                 6,780
        Work-in-Process & Finished Goods                             17,346                17,155
                                                                   --------              --------
                                                                     21,968                23,935
Refundable Income Taxes                                                 260                   354
Prepaid Expenses and Other Current Assets                             1,303                 1,365
                                                                   --------              --------
                TOTAL CURRENT ASSETS                                 46,265                49,333

Property, Plant & Equipment, Net                                     29,635                31,392
Goodwill, Net of Amortization                                         3,545                 3,632
Funds Held by Trustee for Capital Project                               523                   677
Other Non-Current Assets                                              1,139                 1,427
                                                                   --------              --------
                TOTAL ASSETS                                       $ 81,107              $ 86,461
                                                                   ========              ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current Portion of Long-Term Debt                             1,415                 1,415
        Accounts Payable                                              9,366                11,094
        Accrued Expenses                                              6,276                 6,566
                                                                   --------              --------
                TOTAL CURRENT LIABILITIES                            17,057                19,075

 Long-Term Debt - Less Current Portion                               12,702                12,985

Deferred Federal Income Taxes and Other                               3,721                 4,355

Shareholders' Equity:
        Serial Preferred Shares - No Par Value                         --                    --
        Common Shares, Par Value $1 Per Share                         5,134                 5,193
        Capital in excess of par value                                6,035                 6,352
        Accumulated Other Comprehensive Income (Loss)                (5,737)               (2,749)
        Retained Earnings                                            42,195                41,250
                                                                   --------              --------
                TOTAL SHAREHOLDERS' EQUITY                           47,627                50,046
                                                                   --------              --------

                TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             81,107                86,461
                                                                   ========              ========

See accompanying notes to consolidated condensed financial statements.


                                      (2)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 ($000 Omitted)

                                                        Three Months Ended                   Nine Months Ended
                                                             June 30,                               June 30,
                                                   ---------------------------          ----------------------------
                                                     2000               1999               2000               1999
                                                   --------           --------           --------           --------

Net Sales of SIFCO
        Industries, Inc.                           $ 26,097           $ 30,535           $ 79,624           $ 90,341

Cost & Expenses
        Cost of Goods Sold                           22,656             25,958             67,596             76,381
        Selling, General &
          Administrative Expense                      3,147              3,304              9,711             10,234
        Interest Income                                 (31)               (89)              (118)              (194)
        Interest Expense                                274                331                775                974
        Other (Income) Expense, Net                       6                (33)                94               (362)
                                                   --------           --------           --------           --------
Total Costs & Expenses                               26,052             29,471             78,058             87,033

Profit Before Income Taxes                               45              1,064              1,566              3,308

Income Tax Provision (Benefit)                            0                156                103                423
                                                   --------           --------           --------           --------

Net Income                                         $     45           $    908           $  1,463           $  2,885
                                                   ========           ========           ========           ========


Net Income Per Share (Basic)                       $    .01           $    .18           $    .28           $    .56
Net Income Per Share (Diluted)                     $    .01           $    .17           $    .28           $    .55

Average Shares Outstanding (Basic)                    5,144              5,188              5,172              5,177
Average Shares Outstanding (Diluted)                  5,164              5,229              5,203              5,220

Cash Dividends per Common Share                    $    .05           $    .05           $    .10           $    .10



See accompanying notes to consolidated condensed financial statements.









                                      (3)

                    SIFCO INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 ($000 Omitted)

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                       -----------------------------
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

(2)     Debt:
        ------

        Long-term debt as of June 30, 2000 and September 30, 1999 consisted of:

                                                        ($000 Omitted)
                                                 -----------------------------
                                                 June 30,            Sept. 30,
                                                  2000                 1999
                                                 -------              -------
Variable Rate Industrial Development
 Revenue Improvement
 and Refunding Bonds                             $ 3,685              $ 3,900

Note payable to bank                               9,600               10,500

Note payable under revolving credit
  agreement, at the base rate                        832                 --
                                                 -------              -------
                                                 $14,117              $14,400

        Less - current maturities                  1,415                1,415
                                                 -------              -------
                                                 $12,702              $12,985
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

(6)     Inventories:
        ------------
The Company follows the LIFO method of accounting for certain of its inventories. Since the LIFO inventory determination for fiscal 2000 will be based upon year-end inventory levels and costs, the Company will provide for an anticipated "LIFO Adjustment," if any, based on its estimated year-end inventory levels and costs. Under the Average Cost Method, inventories would have been $3,329,000 and $3,789,000 higher than reported at June 30, 2000 and September 30, 1999, respectively.

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

Comprehensive income for the three and nine months ended June 30, 2000 and 1999 are as follows:

                                                      Three Months Ended                  Nine Months Ended
                                                           June 30,                           June 30,
                                                   ------------------------           -------------------------
                                                    2000             1999              2000               1999
                                                   -------          -------           -------           -------

Net Income                                         $    45          $   908           $ 1,463           $ 2,885
Other comprehensive income (loss):
  Foreign currency translation adjustments              85           (1,107)           (2,988)           (3,783)
                                                   -------          -------           -------           -------
Comprehensive income (loss)                        $   130          $  (199)          $(1,525)          $  (898)
                                                   =======          =======           =======           =======




                                      (7)

(9)     Business Segment Information
        ----------------------------

        The following table summarizes certain information regarding segments of the Company's operations for the three and nine months ended June 30, 2000 and 1999:

                                                                                    ($000 omitted)
                                                         -------------------------------------------------------------
                                                           Three Months Ended                    Nine Months Ended
                                                                  June 30,                           June 30,
                                                        --------------------------          --------------------------
                                                          2000              1999              2000              1999
                                                        --------          --------          --------          --------


Net sales, including intersegment sales:
Turbine Component Services & Repair                     $ 16,476          $ 20,621          $ 53,562          $ 62,812
Aerospace Component Manufacturing                          9,621             9,914            26,062            27,529
                                                        --------          --------          --------          --------
                                                        $ 26,097          $ 30,535          $ 79,624          $ 90,341
                                                        ========          ========          ========          ========

Income  from operations before corporate
expenses and interest expense:
Turbine Component Services & Repair                     $    278          $  1,323          $  3,002          $  4,541
Aerospace Component Manufacturing                            589               472               897             1,179
                                                        --------          --------          --------          --------
                                                             867             1,795             3,899             5,720

Corporate expenses                                          (579)             (489)           (1,676)           (1,632)
Interest (expense) income, net                              (243)             (242)             (657)             (780)
                                                        --------          --------          --------          --------
Income before income taxes                              $     45          $  1,064          $  1,566          $  3,308
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

A summary of the period-to-period changes in the principal items included in the Consolidated Condensed Statements of Income is shown below:


                                                                    ($000 omitted)
                                        -----------------------------------------------------------
                                             Three Months Ended              Nine Months Ended
                                                   June 30,                       June 30,
                                               2000 and 1999                   2000 and 1999
                                         -----------------------          -------------------------

Net Sales of SIFCO
Industries, Inc.                        $ (4,438)         (14)%           $(10,717)         (12)%

Cost of Goods Sold                        (3,302)         (13)%             (8,785)         (12)%

Selling, General &
Administrative Expense                      (157)          (5)%               (523)          (5)%

Interest Income                              (58)         (65)%                (76)         (39)%

Interest Expense                             (57)         (17)%               (199)         (20)%

Other Income, Net                            (39)         N/A                 (456)         N/A

Profit  Before Income Taxes               (1,019)         (96)%             (1,742)         (53)%

Income Tax Provision (Benefit)              (156)        (100)%                320          (76)%

Net Income                                  (863)         (95)%             (1,422)         (49)%




                                      (9)

For the third quarter of fiscal 2000, compared with the third quarter of fiscal 1999:

           -  Net sales decreased 14% to $26.1 million from $30.5 million
           - Net income of $.01 per diluted share, compared to net earnings of $0.17 per diluted share

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

AEROSPACE COMPONENT MANUFACTURING GROUP

Aerospace Component Manufacturing Group sales for the third quarter decreased 3.0% to $9.6 million from $9.9 million a year ago. Sales for the first nine months of fiscal 2000 decreased 5.3% to $26.1 million from $27.5 million a year ago. The reduction in the large aircraft build cycle from its peak in 1999, partially offset by growth in the small aircraft volumes, accounts for the decline in revenue so far this year. Operating profit for the third quarter increased 24.8% to $589,000 from $472,000 a year ago. SIFCO is encouraged by the significant improvement in outlook recently announced by the large manufacturers like Boeing. The Aerospace Component Manufacturing Group has continued to push into the regional jet market, which continues to expand and hold promise for near-term revenue growth.




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

                             SIFCO INDUSTRIES, INC.
                                  (Registrant)

Date      July 31, 2000,                          /*/ Jeffrey P. Gotschall
          -------------                           ------------------------
          as amended November 10, 2000               Jeffrey P. Gotschall
                                                   Chief Executive Officer




Date      July 31, 2000,                          /*/ Frank A. Cappello
          -------------                           -----------------------
          as amended November 10, 2000               Frank A. Cappello
                                                Vice President - Finance & CFO
                                                (Principal Accounting Officer)






                                      (12)