Form 10-K405
period 2000-09-30
SIFCO INDUSTRIES INC
filed 2000-12-22
CIK 90168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     9/30/00        Commission file number     1-5978
                              -------                                   ------

                    SIFCO Industries, Inc., and Subsidiaries
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               OHIO                                              34-0553950
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

        970 EAST 64TH STREET, CLEVELAND OHIO                        44103
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

     COMMON SHARES, $1 PAR VALUE                     AMERICAN STOCK EXCHANGE
--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                       -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   X
           -----

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)


                      As of December 8, 2000 -- $17,956,926
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS.)

                       As of December 8, 2000 -- 5,135,063

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

Portions of the Annual Report to Shareholders for the year ended September 30, 2000 (Part I, II, IV) Portions of the Proxy Statement for Annual Meeting of Shareholders on January 30, 2001 (Part III)

                                     PART I

ITEM 1. BUSINESS

A. THE COMPANY

         SIFCO Industries, Inc., an Ohio corporation ("Company"), was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

         The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat treating, coating, welding, machining and electroplating; and the products include forgings, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and electroplating solutions and equipment. The Company's operations are conducted in two business segments:
(1) Turbine Component Services and Repair and (2) Aerospace Component Manufacturing.

B. PRINCIPAL PRODUCTS AND SERVICES

1. TURBINE COMPONENT SERVICES AND REPAIR BUSINESS SEGMENT

         The Company's Turbine Component Services and Repair ("TCSR") business is headquartered in Cork, Ireland. This business consists principally of the repair and remanufacture of jet engine (aerospace) turbine components. The TCSR business is also involved in the repair of industrial land-based gas turbine components, precision machining for aerospace applications and inventory management. Further, the TCSR business provides equipment, solutions and contract services for selective electroplating applications in the aerospace, defense and industrial markets.

Operations

         The TCSR business maintains its principal operations in Cork, Ireland (three repair facilities); Tampa, Florida; Minneapolis, Minnesota; and Independence, Ohio. The aerospace portion of the business requires the procurement of licenses which certify that it has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine component repair business. Approvals are issued by either the original equipment manufacturers ("OEM") of jet engines or the Federal Aviation Administration ("FAA"). Historically the TCSR business has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEM (i.e. GE, Snecma, Pratt and Whitney, Rolls-Royce, etc.). In exchange for being granted an OEM approval, the TCSR business is obligated to pay a royalty to the OEM for each component repair that it performs utilizing the OEM approved proprietary repair process. Recently the TCSR business has been successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval the TCSR business is required to demonstrate its technical competence in the process of repairing such turbine components.

         The development of remanufacturing and repair processes is an ordinary part of the TCSR business. The TCSR business continues to invest time and money on research and development activities. Operating costs related to such activities are expensed during the period in which they are incurred.

         The TCSR business uses various trademarks, trade names, patents, trade secrets and licenses. A number of these licenses are important to the TCSR business and a loss of them could have a negative impact on the TCSR business.

         The TCSR business has many sources for its raw materials, consisting primarily of investment castings and chemicals essential to this business. Suppliers of such materials are located in many areas throughout North America and Europe. The TCSR business does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.

Industry

         The performance of the domestic and international air transport industries directly and significantly impact the performance of the TCSR business. The air transport industry's long-term outlook is for continued growth which suggests the need for additional aircraft and growth in the requirement for aircraft and engine repairs.

         While the world's fleet of aircraft has been growing, it has also been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft are either being retired from their respective fleets or in-flight service times are being reduced. As a result, the overall demand for repairs to such older model engines is not growing and in some cases is decreasing. At the same time, newer generation aircraft (newer generation 737 and 747; 767, A320, A330, A340, etc.) and engines (CFM56, PW4000, Trent, etc.) are being introduced with newer technology required to both operate and maintain such engines. The introduction of such newer generation engines has had an impact on the cycle times relative to when engines and related component repairs may be required. Such impact has generally resulted in a longer period before initial repairs are required and longer cycle times between subsequent repairs. The longer cycle times between repairs has been attributed to improved technology, including the improved ability to monitor an engine's condition while still in operation.

         The TCSR business is not able to quantify the interplay of these factors.

Competition

         In recent years, while the absolute number of competitors has decreased as a result of industry consolidation, competition in the component repair business has nevertheless increased, principally due to the encroachment of the OEM into the engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. As a result, if an OEM repair process approval is not available, the TCSR business has been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the TCSR business will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future. Further, the TCSR business believes it can partially compensate for these factors by its efforts to broaden its product lines and develop new geographic markets and customers.

Customers

         The identity and ranking of the TCSR business segment's principal customers can vary from year to year. The TCSR business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2000, the TCSR business segment had two customers that accounted for 17% and 11% of the segment's net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Company's TCSR business is seasonal.


2. AEROSPACE COMPONENT MANUFACTURING BUSINESS SEGMENT

Operations

         The Company's Aerospace Component Manufacturing ("ACM") segment is headquartered and maintains its sole manufacturing operation in Cleveland, Ohio. The ACM business consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry as well as several other industrial markets. The Company's forged products include: OEM and aftermarket parts for aircraft engines; structural airframe components; aircraft landing gear, wheels and brakes; land-based gas turbine engine parts; components for underwater communications; and miscellaneous commercial products.

         The forging, machining, or other preparation of prototype parts to customers' specifications, which may require research and development of new parts or designs, is an ordinary part of the ACM business. Apart from such work, the ACM business has not invested a material amount of time or money on research and development activities.

         The ACM business has many sources for its raw materials, consisting primarily of high quality metals essential to this business. Suppliers of such materials are located in many areas throughout North America and Europe. The ACM business does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business.

Industry

         The performance of the domestic and international air transport industries directly and significantly impact the performance of the ACM business. A reduction in the number of air transport entities could result in fewer new aircraft being ordered as the remaining air transport entities purchase the used aircraft from the air transport entities no longer in business. However, the air transport industry's long-term outlook is for continued growth which suggests the need for additional aircraft and growth in the world aircraft fleet. The ACM business is not able to quantify the interplay of these factors.

Competition

         There is excess capacity in many segments of the forging industry. The ACM business believes this has the effect of increasing competition and limits the ability to raise prices. The ACM business feels, however, that its focus on quality, customer service and offering a broader range of capabilities help to give it an advantage in the markets it serves. The Company believes it can partially compensate for these factors by its efforts to broaden its product lines and develop new customers.

Customers

         The identity and ranking of the ACM business segment's principal customers can vary from year to year. The ACM business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2000, the ACM business segment had one customer that accounted for 38% of the segment's net sales. The ACM business believes that the total loss of sales to such customer would result in a materially adverse impact on the business and income of the ACM business. However, the ACM business has maintained a business relationship with this customer for over ten years and is currently conducting business with such customer under a multi-year arrangement. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Company's ACM business is seasonal.

3. GENERAL

         Information concerning the Company's reportable business segments as contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

         Information concerning the Company's Safe Harbor Statement as contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000 is incorporated herein by reference.

C. ENVIRONMENTAL REGULATIONS

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


D. EMPLOYEES

         The number of the Company's employees decreased from 848 at the beginning of the fiscal year to 792 at the end of the fiscal year.


ITEM 2. PROPERTIES

         The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2000 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

         -        The Turbine Component Services and Repair segment has:

                  - Seven (7) plants with a total of 296 thousand square feet.

                  - Five (5) of these plants with a total of 252 thousand square feet are involved in the repair and remanufacture jet engine and industrial turbine components. Three of these plants are located in Cork, Ireland (127 thousand square feet), one in Minneapolis, Minnesota (59 thousand square feet) and one in Tampa, Florida (66 thousand square feet). A portion of the Minneapolis plant is also the site of some of the Company's machining operations.

                  - The remaining two (2) plants, which are involved in selective plating, are located in Independence, Ohio (34 thousand square feet), and Redditch, England (a leased facility of 10 thousand square feet). The Company also leases space for sales offices and/or its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Tacoma, Washington; and Paris (Saint-Maur), France.

         - The Aerospace Component Manufacturing segment has one plant of 223 thousand square feet located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.


ITEM 3. LEGAL PROCEEDINGS

         In the normal course of business, the Company may, from time to time, be involved in pending legal actions. To the knowledge of the Company, the only pending legal action existing as of September 30, 2000, in which the Company was a defendant, was a proceeding that involves a former employee ("Plaintiff") of the Company. On September 13, 2000, Plaintiff filed a complaint in the Cuyahoga County Court of Common Pleas alleging certain wrongdoing on the part of the Company, including wrongful termination of the Plaintiff. The Plaintiff seeks unspecified compensatory and punitive damages. The Company believes that the allegations are without merit and intends to vigorously defend its position.

         The Company cannot reasonably estimate future costs related to this and other matters that may arise. Although it is possible that the Company's future operating results could be affected by future cost of litigation, it is management's belief at this time that such costs will not have a material adverse affect on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The information required by Part II, Item 5 is incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000. The Company's common stock is traded on the American Stock Exchange (under the symbol: SIF). As of December 8, 2000, the Company had 764 shareholders of record.


ITEM 6. SELECTED FINANCIAL DATA

         The information required by Part II, Item 6 is incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to OEM encroachment into turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) the impact of fluctuations in foreign currency (euro) exchange rates on the results of operations; (5) successful development and market introductions of new products; (6) stability of government laws and regulations, including taxes; and (7) stable governments and business conditions in economies where business is conducted.

A. RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

         In 1999 net sales decreased 6.2% to $115.5 million from $123.2 million in 1998 but were still the second highest in the Company's 86-year history. Income before income taxes declined to $4.1 million or 65% from $11.6 million in 1998. Net income per diluted share was $.72 compared to $1.78 in 1998.

         Turbine Component Services and Repair sales rose slightly to a record $81.1 million from $80.0 million in 1998. Operating income declined to $5.7 million from $9.6 million in 1998. While sales rose overall, there was a higher mix of lower margin business and a shift of business between some facilities resulting in unabsorbed overheads that were not offset by the increase in volume at other facilities. Repair volume for the older engine types fell off as many of the older planes powered by these engines were retired from the fleet.

         Aerospace Component Manufacturing sales decreased approximately 21% to $34.3 million from $43.3 million in 1998. Operating income decreased to $1.1 million from $5.0 million in 1998. The segment benefited from a $0.3 million LIFO reversal in both 1999 and 1998. Whereas 1998 was a cyclical peak in the aircraft industry, 1999 began the cyclical decline. Boeing slowed its build rate and already procured the forgings for the aircraft it was building. Almost all customers instituted inventory reduction plans under which they order fewer parts at a time, due to reduced manufacturing cycle times. Many industry analysts feel that the decline will be much shorter than in the past with recovery expected in the second half of 2000 and rising through 2001 for large commercial aircraft.

         The Company's total new orders for fiscal 1999 declined to $115.4 million from $120.7 million in 1998. The following is a breakout by business segment: Turbine Component Services and Repair $82.0 million and $77.8 million, respectively; and Aerospace Component Manufacturing $33.4 million and $42.9 million, respectively.

         The Company's backlog as of September 30, 1999 and 1998 was $39.5 million and $41.3 million, respectively. Approximately 3% of 1999's backlog is on hold and 13.2% is scheduled for delivery beyond fiscal 2000. The following is a breakout by business segment: Turbine Component Services and Repair $7.4 million and $7.7 million, respectively; and Aerospace Component Manufacturing $32.1 million and $33.6 million, respectively.

FISCAL YEAR 2000 COMPARED WITH FISCAL YEAR 1999

         In 2000, net sales decreased 8.1% to $106.1 million from $115.5 million in 1999. Net income per diluted share was $.47 compared to $.72 in 1999.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

         The Repair Group, which accounted for 67% of the Company's business in 2000, had net sales of $71.2 million, down 12.3% from the $81.1 million level in 1999. The net sales growth that was anticipated when we expanded our repair facilities in 1998 has not materialized. The primary contributor to the decline in repair sales volume has been the reduced demand for the overhaul of older model JT8D and JT9D engines as many of the older model 737-100/200, 727, 747-100/200 and DC-9 aircraft, powered by these engines, have experienced reduced utilization or were retired from their respective fleets. Also contributing to the reduction in repair sales was the reduced volume of repairs to the CFM56 (GE/Snecma) and RB211 (Rolls-Royce) engines as a result of the further encroachment of the jet engine manufacturers into the repair marketplace. Revenues associated with the demand for replacement parts that complement the repair services provided to customers was also down in 2000 because of the reduced repair volumes in general.

         Operating income in fiscal 2000 declined to $3.4 million, or 4.8% of net sales, from $5.7 million, or 7.0% of net sales, in 1999. While repair sales were down in 2000 compared to 1999, margins on such sales were up slightly as a direct result of the further weakening of the euro in relation to the U.S. dollar. The vast majority of the Repair Group's U.S. and non-U.S. sales are denominated in U.S. dollars. At the same time, over 50% of the Group's operations are located in Ireland and related costs are denominated in local currency that is tied directly to the euro. Consequently, as the euro declines, costs are favorably impacted when measured and reported in equivalent U.S. currency. A decline in the availability of used replacement parts that can be refurbished required the Repair Group to procure higher cost new OEM replacement parts. As a result, not only did the Repair Group experience a general reduction in sales volume, the Repair

Group also was impacted by lower margins on replacement parts sales due to higher replacement part costs in fiscal 2000.

         During 2000, selling, general and administrative and other income/expenses for the Repair Group were generally comparable to 1999.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

         Net sales for fiscal 2000 increased 1.8% to $35.0 million, compared with $34.3 million for fiscal 1999. The sales increase is net of a reduction in selling price of $1.1 million caused by a decline in the market price of titanium during fiscal 2000 that was passed on to customers. The increase in sales is attributable to a rise in the build rates for business and regional jet aircraft during the latter part of fiscal 2000, offset in part by a reduction in the large aircraft build cycle from its peak in 1999.

         The ACM Group's operating income in fiscal 2000 was $1.5 million, or 4.3% of net sales, compared with $1.1 million, or approximately 3.2% of net sales in fiscal 1999. The operating income percentage benefited in fiscal 2000 from the decline in the market price of titanium. In addition, the Group benefited from a $0.8 million and $0.3 million LIFO reversal in fiscal 2000 and 1999, respectively. During fiscal 2000 this benefit was partially offset by an increase in tooling expenditures of $0.7 million. The increase is attributable to construction of new tooling to support new programs, as well as increases in die maintenance costs as a result of the full year impact of the Group's implementation of its Synchronous Manufacturing project in fiscal 1999. The objectives of the Synchronous Manufacturing project include shorter lead times, shorter cycle times, lower inventories and increased capacity for new orders and new products.

         Selling, general and administrative expenses for fiscal 2000 declined $0.2 million to $2.0 million, compared to $2.2 million in fiscal 1999. The decline in selling, general and administrative expenses is primarily attributable to lower benefit costs.

OTHER/GENERAL

         Corporate unallocated expenses of $1.9 million in both 2000 and 1999, consist of corporate salaries and benefits, legal and professional and other corporate expenses.

         Net interest expense for 2000 is down 17.6% to $0.8 million from $1.0 million in 1999, primarily due to the Company's reduction of its outstanding debt obligations through the use of its operating cash flows.

         The Company's backlog as of September 30, 2000 and 1999 was $42.6 million and $39.5 million, respectively. Approximately 2.8% of 2000's backlog is on hold and 6.2% is scheduled for delivery beyond fiscal 2001. The following is a breakout by business segment: Repair Group: $9.1 million and $7.4 million, respectively; and ACM Group: $33.5 million and $32.1 million, respectively.

B. FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

         Cash and Cash equivalents increased to $4.7 million from $2.0 million in 1999. A significant portion of the Company's cash is in the possession of its non-U.S. subsidiaries. With respect to such cash, the Company has not paid any U.S. Federal income taxes on the non-U.S. earnings that generated such cash. Accordingly, if the Company elects to utilize the cash of its non-U.S. subsidiaries it will have to pay taxes on such cash at the time it is received in the U.S. Grant proceeds received from the Irish Government amounted to $1.2 million and $1.4 million in 2000 and 1999, respectively. Working capital was $28.7 million at September 30, 2000 compared to $31.9 million at September 30, 1999 and the current ratio remained at 2.6 as of both dates. Receivables, inventories and accounts payable all decreased in fiscal 2000 when compared to 1999, due principally to reduced sales levels during the same periods.

         Capital expenditures were $4.6 million in fiscal 2000 compared to $4.9 million in fiscal 1999. The Company has no material outstanding commitments for capital expenditures and anticipates that its capital expenditures for the foreseeable future will approximate the spending levels incurred during fiscal 2000.

         The Company's long-term debt as a percentage to equity at the end of fiscal 2000 was 26.3% compared to 25.9% in 1999. As of September 30, 2000 the Company had a $0.4 million outstanding balance against its $6.0 million revolving credit agreement which expires March 31, 2002.

         During fiscal 2000, the Company repurchased 70,700 of its outstanding common shares at a cost of $0.4 million under a share-repurchase program. Dividends of $1.0 million were paid during both fiscal 2000 and 1999.

         The Company is not aware of any trend, event or uncertainty that will have a material effect on its liquidity. Further, the Company believes that the funds available under its loan agreements and anticipated funds generated from its operations will be adequate to meet its liquidity needs through the foreseeable future.

C. RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company is required to adopt this statement in the first quarter of fiscal 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial position or results of operations.

D. EFFECTS OF FOREIGN CURRENCY AND INFLATION

         The Company operates internationally and enters into transactions denominated in foreign currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The effects of foreign currency on operating results of the company were discussed previously. The Company's use of foreign currency derivative contracts is discussed under the heading, "Quantitative and Qualitative Disclosures about Market Risk."

         The Company believes that inflation has not materially affected its results of operations in 2000 and 1999 and does not expect inflation to be a significant factor in 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company's products to non-U.S. customers, the payment of wages and other costs related to the Company's non-U.S. operations, and changes in interest rates on the Company's long-term debt obligations.

A. INTEREST RATE RISK

         The Company is exposed to certain risks, primarily resulting from the effects of changes in interest rates. To reduce exposures to such risks resulting from fluctuations in interest rates, the Company uses derivative financial instruments. Specifically, the Company uses an interest rate swap agreement to mitigate the effects of interest rate fluctuations on net income by changing the floating interest rates on certain portions of the Company's debt to fixed interest rates. The effect of changes in interest rates on the Company's results of operations generally has been small relative to other factors that also affect net income, such as sales and operating margins. Management believes that its use of these financial instruments to reduce risk is in the Company's best interest. The Company does not enter into financial instruments for trading purposes.

B. FOREIGN CURRENCY RISK

         The financial results of the Company's non-U.S. subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of each year and revenues and expenses are reported at average rates of exchange. Resulting translation adjustments are reported as a component of comprehensive income.

         Historically, the Company has been able to mitigate the impact, if any, of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. As discussed in Note 10 - Foreign Currency Management on page 14 of the Company's Annual Report to Shareholders at September 30, 2000, the Company had several forward foreign currency exchange contracts to purchase foreign currencies aggregating U.S. $3.5 million. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by Part II, Item 8 are incorporated herein by reference to information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

          Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 21, 2000, filed in connection with the Company's Annual Meeting of Shareholders to be held January 30, 2001.

          The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The Executive Officers as of December 21, 2000 were as follows:

NAME                                AGE               TITLE AND BUSINESS EXPERIENCE
----                                ---               -----------------------------
Charles H. Smith, Jr. (1)           80      Director of the Company since 1941; Chairman of the Board since 1970; Mr.
                                            Smith previously served the Company as its Chief Executive Officer from 1943 until 1983.

Jeffrey P. Gotschall (1)            52      Director of the Company since 1986; Chief Executive Officer since 1990 and
                                            President since 1989; Chief Operating Officer from 1986 to 1990; Mr.
                                            Gotschall previously served the Company from 1986 through 1989 as
                                            Executive Vice President and from 1985 through 1989 as President of
                                            SIFCO Turbine Component Services.

George D. Gotschall (1)             80      Director of the Company from 1950 to 1958 and continuously since 1962; Mr.
                                            Gotschall is Assistant Secretary of the Company and previously served the Company until 1983 as Vice President--International and Treasurer.

Frank A. Cappello                   42      Vice President-Finance and Chief Financial Officer since February 21, 2000, the date on which he initially joined the Company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT (CONTINUED)

NAME                                AGE               TITLE AND BUSINESS EXPERIENCE
----                                ---               -----------------------------
Hudson D. Smith (1)                 49      Director of the Company since 1988. Mr. Smith has been Treasurer of the Company since 1983 and President of the SIFCO Forge Group since 1998. Mr. Smith previously served as Vice President and
                                            General Manager of SIFCO Forge Group from 1995 to 1997, General
                                            Manager of SIFCO Forge Group's Cleveland Operations from 1989 through
                                            1995 and Group General Sales Manager of SIFCO Forge Group from 1985 through 1989.

Timothy V. Crean                    52      Managing Director of the SIFCO Turbine Components Group since 1995, and Managing Director of SIFCO Turbine Components, Ltd. since 1986.

Carolyn J. Buller, Esq.             45      Secretary and General Counsel since November 8, 2000; Ms. Buller is a partner in the law firm of Squire, Sanders & Dempsey and has been an attorney with the firm since 1981.


         (1) Charles H. Smith, Jr. and George D. Gotschall are brothers-in-law. Hudson D. Smith is the son of Charles H. Smith, Jr. Jeffrey P. Gotschall is the son of George D. Gotschall.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by Part III, Item 11 is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 21, 2000, filed in connection with the Company's Annual Meeting of Shareholders to be held January 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Part III, Item 12 is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 21, 2000, filed in connection with the Company's Annual Meeting of Shareholders to be held January 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1) FINANCIAL STATEMENTS:

         The following consolidated financial statements contained in the Company's Annual Report to Shareholders for the year ended September 30, 2000, are incorporated herein by reference.

         Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Balance Sheets - September 30, 2000 and 1999.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998.

         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements - September 30, 2000, 1999 and 1998.

         Report of Independent Public Accountants.


         (a) (2) FINANCIAL STATEMENT SCHEDULES:

         Report of Independent Public Accountants on the Financial Statement Schedules.

         Schedule II -- Allowance for Doubtful Accounts for the Years Ended
                        September 30, 2000, 1999 and 1998.

         Financial statement schedules, other than Schedule II are not presented because the information is not required or it is furnished elsewhere.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         (a)(3) EXHIBITS:

        EXHIBIT NO.                            DESCRIPTION                                       LOCATION
        -----------                            -----------                                       --------
          (3)              Second Amended Articles of Incorporation, as amended,
                           and Amended Code of Regulations                                              (B)

          (4)              Instruments defining the rights of security holders--
                           Reference is made to Exhibit (3) above and to Note 3,
                           page 11 of the Annual Report to Shareholders for the
                           year ended September 30, 2000                                                (C)

          (9)              Voting Trust Agreement, as amended                                           (D)

          (10)             Material Contracts:

                  (a)      1989 Stock Option Plan                                                       (E)

                  (b)      Incentive Compensation Plan, as amended and restated                         (F)

                  (c)      Deferred Compensation Program, as amended and restated                       (F)

                  (d)      Form of Indemnification Agreement between the
                           Registrant and each of its Directors and Executive
                           Officers                                                                     (D)

                  (e)      1994 Phantom Stock Plan                                                      (A)

                  (f)      1998 Long-Term Incentive Plan                                                (G)

          (13)             Annual Report to Shareholders for the year ended
                           September 30, 2000

          (21)             Subsidiaries of the Registrant                                               (E)

          (23)             Consent of Arthur Andersen LLP

          (27)             Financial Data Schedule

          (99)             Report of Independent Public Accountants on The
                           Financial Statement Schedule II - Allowance for
                           Doubtful Accounts for the Years Ended September 30,
                           2000, 1999 and 1998.

   LOCATION REFERENCE
   ------------------
          (A) Incorporated herein by reference to Exhibit A to the Proxy Statement for the Annual Meeting of Shareholders held January 31, 1995.
          (B) Incorporated herein by reference to Form 10-K, September 30, 1986
          (C) Incorporated herein by reference to Form 10-K, September 30, 1987
          (D) Incorporated herein by reference to Form 10-K, September 30, 1988
          (E) Incorporated herein by reference to Form 10-K, September 30, 1989
          (F) Incorporated herein by reference to Form 10-K, September 30, 1995
          (G) Incorporated herein by reference to Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held January 26, 1999

          (b)(1)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIFCO Industries, Inc. and Subsidiaries

                                         BY: /S/ FRANK A. CAPPELLO
                                         -------------------------
                                         Chief Accounting Officer
                                         Date: December 22, 2000

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 22, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

/S/ CHARLES H. SMITH, JR.                              /S/ RICHARD S. GRAY
-------------------------                              -------------------
Charles H. Smith, Jr.                                  Richard S. Gray
Chairman of the Board of Directors                     Director

/S/ JEFFREY P. GOTSCHALL                               /S/ WILLIAM R. HIGGINS
------------------------                               ----------------------
Jeffrey P. Gotschall                                   William R. Higgins
President; Chief Executive Officer;                    Director
Director

/S/ FRANK A. CAPPELLO                                  /S/ DAVID V. RAGONE
-----------------------                                -------------------
Frank A. Cappello                                      David V. Ragone
Vice President-Finance; Chief Financial Officer        Director

/S/ GEORGE D. GOTSCHALL                                /S/ THOMAS J. VILD
-----------------------                                ------------------
George D. Gotschall                                    Thomas J. Vild
Assistant Secretary; Director                          Director

/S/ HUDSON D. SMITH                                    /S/ J. DOUGLAS WHELAN
-------------------                                    ---------------------
Hudson D. Smith                                        J. Douglas Whelan
Treasurer; Director                                    Director

/S/ MAURICE FOLEY
-----------------------
Maurice Foley
Director