Form 10-Q
period 2000-12-31
SIFCO INDUSTRIES INC
filed 2001-02-13
CIK 90168

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000
                                               -----------------

                          Commission File Number 1-5978
                                                 ------

                     SIFCO Industries, Inc. and Subsidiaries
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

                                 (216) 881-8600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes   X   No
    -----     -----


As of January 31, 2000, the issuer had 5,135,063 shares of common stock outstanding.


Item 6(a) of Part II of this Quarterly Report on Form 10-Q has been omitted pursuant to Rule 12(b)-25 of the Securities Exchange Act of 1934.

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                             Three Months Ended
                                                                 December 31
                                                             ------------------
                                                              2000        1999
                                                              ----        ----

NET SALES                                                  $ 25,185    $ 25,345
OPERATING EXPENSES:
         Cost of goods sold                                  20,854      21,447
         Selling, general and administrative expenses         2,955       3,098
                                                           --------    --------
                  Total operating expenses                   23,809      24,545
                                                           --------    --------
                  Operating income                            1,376         800

INTEREST INCOME                                                (150)        (31)
INTEREST EXPENSE                                                369         265
OTHER EXPENSE, NET                                              569          41
                                                           --------    --------
                  Income before income tax provision            588         525
INCOME TAX PROVISION                                            286          41
                                                           --------    --------
                  Net income                               $    302    $    484
                                                           ========    ========

NET INCOME PER SHARE (BASIC)                               $    .06    $    .09
NET INCOME PER SHARE (DILUTED)                             $    .06    $    .09

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (BASIC)              5,135       5,194
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (DILUTED)            5,155       5,240


See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                       December 31       September 30
                                                                           2000              2000
                                                                       -----------       ------------
                                                                       (Unaudited)
                                                      ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                        $  7,846          $  4,687
         Receivables, net                                                   18,685            19,743
         Inventories                                                        19,156            19,878
         Deferred income taxes                                               1,486             1,486
         Prepaid expenses and other current assets                             782               656
                                                                          --------          --------
                  Total current assets                                      47,955            46,450

PROPERTY, PLANT AND EQUIPMENT, NET                                          29,482            29,009

OTHER ASSETS:
         Funds held by trustee for capital project                             539               530
         Goodwill and other intangible assets, net                           3,802             3,866
         Other assets                                                          761               645
                                                                          --------          --------
                  Total other assets                                         5,102             5,041
                                                                          --------          --------
                           Total assets                                   $ 82,539          $ 80,500
                                                                          ========          ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt                             $  1,420          $  1,420
         Accounts payable                                                    4,467             6,723
         Accrued liabilities                                                 9,547             9,631
                                                                          --------          --------
                  Total current liabilities                                 15,434            17,774

LONG-TERM DEBT - NET OF CURRENT MATURITIES                                  14,508            11,962

OTHER LONG-TERM LIABILITIES                                                  5,275             5,264

SHAREHOLDERS' EQUITY:
         Serial preferred shares - no par value                                 --                --
         Common shares, par value $1 per share                               5,206             5,205
         Additional paid-in-capital                                          6,416             6,413
         Accumulated other comprehensive loss                               (6,793)           (8,310)
         Retained earnings                                                  42,942            42,641
         Common shares held in treasury at cost                               (449)             (449)
                                                                          --------          --------
                  Total shareholders' equity                                47,322            45,500
                                                                          --------          --------

                           Total liabilities and shareholders' equity     $ 82,539          $ 80,500
                                                                          ========          ========


See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                              Three Months Ended
                                                                 December 31
                                                            --------------------
                                                              2000        1999
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $   302    $   484

   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                         1,106      1,164

         CHANGES IN OPERATING ASSETS AND LIABILITIES:
             Receivables                                       1,431      2,469
             Inventories                                       1,066        910
             Prepaid expenses and other current assets          (109)      (444)
             Other assets                                       (106)        52
             Accounts payable                                 (2,733)      (686)
             Accrued liabilities                                 162       (457)
             Other long-term liabilities                        (118)        --
                                                             -------    -------

                Net cash provided by operating activities      1,001      3,492

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (830)    (1,326)
   Decrease in funds held by trustee for
      capital project                                             (9)        --
   Other                                                          60        (59)
                                                             -------    -------

                Net cash used for investing activities          (779)    (1,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit agreement                    8,252        300
   Repayments of revolving credit agreement                   (5,406)      (300)
   Repayments of long-term debt                                 (300)      (300)
   Issuance of common stock                                        4         37
                                                             -------    -------

               Net cash provided by (used for) financing
                activities                                     2,550       (263)
                                                             -------    -------


Increase in cash and cash equivalents                          2,772      1,844
Cash and cash equivalents at the beginning of the period       4,687      2,022
Effect of exchange rate changes on cash and cash equivalents     387       (116)
                                                             -------    -------

Cash and cash equivalents at the end of the period           $ 7,846    $ 3,750
                                                             =======    =======
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $   237    $   227
   Cash paid for income taxes, net                                 1          4

See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited interim consolidated condensed financial statements included herein include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented have been included. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the SIFCO industries, Inc. and Subsidiaries ("Company") fiscal 2000 annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior year amounts have been reclassified in order to conform to current year classifications.

2.       ADOPTION OF NEW ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" on October 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The Company uses an interest rate swap agreement to convert its variable rate term note to an effective fixed rate of 7.74%. In accordance with the transition provisions of SFAS No. 133, upon adoption of this standard, the Company recorded a net of tax cumulative effect type adjustment of $135 in accumulated other comprehensive
(loss) income to recognize the fair value of the interest rate swap designated as a cash flow hedging instrument. The derivative was also recognized on the balance sheet at its fair value of $205.

3.       INVENTORIES

Inventories consist of:

                                                        December 31, 2000
                                                        -----------------

          Raw material and supplies                         $    4,096
          Work-in-progress and finished goods                   15,060
                                                            ----------

          Total inventories                                 $   19,156
                                                            ==========

If the FIFO method had been used for the entire Company, inventories would have been $3,015 higher than reported at December 31, 2000.

4.   INCOME TAXES

At December 31, 2000, U. S. income taxes were provided on the undistributed earnings for the three months ended December 31, 2000 of non-U.S. subsidiaries in anticipation that distributions from such, to the extent they may occur in the future, would result in an additional income tax liability. The income tax provision on U.S. earnings is based on the anticipated effective rate for the year.

5.       COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income is as follows:

                                                              Three months ended
                                                               December 31, 2000
                                                              ------------------
         Net income                                                  $   302
         Foreign currency translation adjustment                       1,534
         Cumulative effective adjustment of interest rate
              swap agreement, net of tax                                 135
         Loss on interest rate swap agreement                           (152)
                                                                     -------

                  Total comprehensive income                         $ 1,819
                                                                     =======



The components of Accumulated Other Comprehensive Loss are as follows:

                                                               December 31, 2000
                                                               -----------------
         Foreign currency translation adjustment                     $(6,776)
         Interest rate swap adjustment                                   (17)
                                                                     -------

                  Total accumulated other comprehensive loss         $(6,793)
                                                                     =======

6.       BUSINESS SEGMENTS

Reportable segments are identified by the Company based upon distinct products manufactured and services provided. The Turbine Component Services and Repair segment consists primarily of turbine component remanufacturing, precision contract machining, subassemblies, and finished parts, as well as, selective electroplating equipment, solutions and services. The Aerospace Component Manufacturing segment consists primarily of domestically produced forgings and semi-finished components primarily for the aerospace industry.

Segment information is as follows:

                                                  Three months ended December 31
                                                  ------------------------------
                                                          2000           1999
                                                          ----           ----
   Net sales:

        Turbine Component Services and Repair        $   16,216     $   17,743
        Aerospace Component Manufacturing                 8,969          7,602
                                                     ----------     ----------
            Consolidated net sales                   $   25,185     $   25,345
                                                     ==========     ==========

   Operating income:
        Turbine Component Services and Repair        $    1,316     $    1,126
        Aerospace Component Manufacturing                   458            153
        Corporate unallocated expenses                     (398)          (479)
                                                     ----------     ----------
            Consolidated operating income                 1,376            800

   Interest expense, net                                    219            234
   Other expense, net                                       569             41
                                                     ----------     ----------

            Consolidated income before income
                tax provision                        $      588     $      525
                                                     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to OEM encroachment into turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) the impact of fluctuations of foreign currency (euros) exchange rates on the results of operations; (5) successful development and market introductions of new products; (6) stability of government laws and regulations, including taxes; and (7) stable governments and business conditions in economies where business is conducted.

SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat treating, coating, welding, machining and electroplating; and the products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and electroplating solutions and equipment.

A.       RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

In the quarter ended December 31, 2000, net sales decreased 0.6% to $25.2 million from $25.3 million in the corresponding quarter in fiscal 2000. Net income decreased 37.6% to $0.3 million, or $0.06 per share (diluted), in the quarter ended December 31, 2000 from $0.5 million or $0.09 per share (diluted) in the same quarter in fiscal 2000.

TURBINE COMPONENT SERVICES AND REPAIR  GROUP ("REPAIR GROUP")

SIFCO's Repair Group had net sales of $16.2 million in the first quarter of 2001, which was down 8.6% from $17.7 million in the corresponding quarter in fiscal 2000. Operating income for the first quarter 2001 increased to $1.3 million from $1.1 million in the same 2000 period.

Repair volumes for the older engine types continued the decline that we experienced during 2000. As we mentioned during 2000, there has been a decline in the demand for repairs to older model JT8D engines which we expected to continue into 2001 due to the continued retirement and reduced utilization of older model aircraft such as the 737-100/200, the 727, and the DC-9. In addition, there was a reduction in repair volume related to the CFM-56 engines due principally to the encroachment of the engine OEM's into the marketplace. During the first quarter of 2001, reduced sales volumes for repair services adversely impacted the Repair Group's operating income. This negative impact was offset by the positive impact, to the Repair Group's non-U.S. operation's net sales and margins, of a weaker euro during the first quarter of 2001 when compared to the same 2000 period. Considerable cost saving efforts were put into place in the first quarter of 2001 when compared to the same period in 2000. For example, overall employment at repair facilities has been reduced by 15% in the period December 31, 1999 to December 31, 2000.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first quarter of 2001 increased 18.0% to $9.0 million, compared with $7.6 million in the same 2000 period. The sales increase is net of a reduction in selling price of $0.6 million caused by a decline in the market price of a key raw material that was passed on to customers. The increase in sales is attributable to an increase in the number of AE series new generation jet engines built by Rolls-Royce for business and regional jets, as well as transport and surveillance aircraft. First quarter fiscal 2001 sales also benefited from an increase in components sold to large aircraft manufacturers.

Selling, general and administrative expenses were $0.5 million in both the first quarters of fiscal 2001 and 2000.

The ACM Group's operating income in the first quarter of 2001 was $0.5 million, or 5.1% of net sales in 2001, compared with $0.2 million, or 2.0% of net sales in the same 2000 period. The operating income percentage of net sales benefited in the first quarter of 2001 from the decline in the market price of a key raw material. Operating income in the first quarter of fiscal 2001 benefited from a favorable product mix and the overall increase in sales.

OTHER/GENERAL

Other expense, net increased by $0.5 million for the first quarter of 2001 when compared to the same 2000 period. The sudden strengthening of the euro at the end of the first quarter of 2001, resulted in a net transaction loss of $0.6 million for the quarter as compared to $0.1 million in the same 2000 period.

The Company's backlog as of December 31, 2000 and September 30, 2000 was $44.6 million and $42.6 million, respectively. At December 31, 2000, approximately 2.8% of the backlog is on hold and 8.2% is scheduled for delivery beyond the next twelve months.

B.       FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $7.8 million from $ 4.7 million at September 30, 2000. A significant portion of the Company's cash consists of undistributed earnings of non-U.S. subsidiaries. Historically, income taxes have not been provided on undistributed earnings of non-U.S. subsidiaries. The Company recorded a U.S. income tax provision applicable to all non-U.S. income that was earned during the quarter ended December 31, 2000.

Cash flow activity for the first quarter of fiscal 2001 is presented in the Consolidated Condensed Statements of Cash Flows. During the three months ended December 31, 2000, the Company generated $1.0 million from its operating activities. Net income plus non-cash charges generated $1.4 million, while changes in working capital required $400,000. A decrease in both accounts receivable and inventories generated $2.5 million, while a decrease in accounts payable required $ 2.7 million. The reduction in accounts receivable and inventories is primarily attributable to the Company's Turbine Component Services and Repair Group's reduced sales levels. The decrease in accounts payable is attributable to lower raw material purchases at the end of the quarter in anticipation of the Company's Aerospace Component Manufacturing Group's holiday shutdown, as well as the Repair Group's overall lower sales levels. Working capital was $32.5 million at December 31, 2000, compared to $28.7 million at September 31, 2000. The current ratio for the same periods was
3.1 and 2.6, respectively.

Capital expenditures were $0.8 million in the first quarter of fiscal 2001, compared to $1.3 million in the first quarter of fiscal 2000. The Company anticipates making $4.0 million of capital expenditures during fiscal 2001. These capital expenditures relate primarily to new equipment and the upgrade of existing equipment.

The Company's long-term debt as a percentage of equity at December 31, 2000 was 30.7%, compared to 26.3% at September 30, 2000. As of December 31, 2000, the Company had $3.2 million outstanding against its $6.0 million revolving credit agreement, which expires March 31, 2002.

The Company believes that the funds available under its credit agreements and anticipated funds generated from its operations will be adequate to meet its liquidity through the foreseeable future.

C.       RECENTLY ISSUED ACCOUNTING STANDARDS

Effective October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

D.        EFFECTS OF FOREIGN CURRENCY AND INFLATION

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The effects of foreign currency on the operating results of the Company were discussed previously.

The Company believes that inflation has not materially affected its results of operations in the first quarter of fiscal 2001 and 2000 and does not expect inflation to be a significant factor for the balance of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and in foreign currency exchange rates as part of its normal operations. During the first quarter of fiscal 2001, the Company suspended its use of foreign currency exchange contracts while it evaluates its foreign currency risk and the effectiveness of using similar hedging activities in the future to mitigate such risk. There have been no material changes in the Company's market risk during the three months ended December 31, 2000. For additional information refer to
Item 7A of Form 10-K for the year ended September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           To be filed by amendment

                  (b)      Reports on Form 8-K

                           The Company did not file a Current Report on Form 8-K in the first quarter of fiscal 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SIFCO Industries, Inc. and Subsidiaries
                                                      (Registrant)


          Date         February 13, 2001          /s/ Jeffrey P. Gotschall
                       -----------------          ------------------------
                                                    Jeffrey P. Gotschall
                                                        President and
                                                   Chief Executive Officer

          Date         February 13, 2001          /s/ Frank A. Cappello
                       -----------------          ------------------------
                                                     Frank A. Cappello
                                                  Vice President - Finance
                                               (Principal Accounting Officer)