Form 10-Q/A
period 2000-12-31
SIFCO INDUSTRIES INC
filed 2001-02-20
CIK 90168

                                                    The following items were the
                                                    subject of a Form 12b-25
                                                    and are included herein:
                                                      Item 6(a) Exhibits


                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                                                Three Months Ended
                                                                                   December 31
                                                                             ---------------------------
                                                                               2000             1999
                                                                               ----             ----

NET SALES                                                                    $  25,185         $  25,345
OPERATING EXPENSES:
         Cost of goods sold                                                     20,854            21,447
         Selling, general and administrative expenses                            2,955             3,098
                                                                             ---------         ---------
                  Total operating expenses                                      23,809            24,545
                                                                             ---------         ---------
                  Operating income                                               1,376               800

INTEREST INCOME                                                                   (150)              (31)
                                            -------------
INTEREST EXPENSE                                                                   369               265
OTHER EXPENSE, NET                                                                 569                41
                                                                             ---------         ---------
                  Income before income tax provision                               588               525
INCOME TAX PROVISION                                                               286                41
                                                                             ---------         ---------
                  Net income                                                 $     302         $     484
                                                                             =========         =========

NET INCOME PER SHARE (BASIC)                                                 $     .06         $     .09
NET INCOME PER SHARE (DILUTED)                                               $     .06         $     .09

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (BASIC)                                 5,135             5,194
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (DILUTED)                               5,155             5,240




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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                                    Three Months Ended
                                                                                                        December 31
                                                                                                    ------------------
                                                                                                     2000        1999
                                                                                                     ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                       $   302    $   484
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                                1,106      1,164

         CHANGES IN OPERATING ASSETS AND LIABILITIES:
             Receivables                                                                              1,431      2,469
             Inventories                                                                              1,066        910
             Prepaid expenses and other current assets                                                 (109)      (444)
             Other assets                                                                              (106)        52
             Accounts payable                                                                        (2,733)      (686)
             Accrued liabilities                                                                        162       (457)
             Other long-term liabilities                                                               (118)      --
                                                                                                    -------    -------
                 Net cash provided by operating activities                                            1,001      3,492

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                (830)    (1,326)
   Decrease in funds held by trustee for
      capital project                                                                                    (9)      --
   Other                                                                                                 60        (59)
                                                                                                    -------    -------
                 Net cash used for investing activities                                                (779)    (1,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving credit agreement                                                           8,252        300
   Repayments of revolving credit agreement                                                          (5,406)      (300)
   Repayments of long-term debt                                                                        (300)      (300)
   Issuance of common stock                                                                               4         37
                                                                                                    -------    -------
                 Net cash provided by (used for) financing activities                                 2,550       (263)
                                                                                                    -------    -------
Increase in cash and cash equivalents                                                                 2,772      1,844
Cash and cash equivalents at the beginning of the period                                              4,687      2,022
Effect of exchange rate changes on cash and cash equivalents                                            387       (116)
                                                                                                    -------    -------
Cash and cash equivalents at the end of the period                                                  $ 7,846    $ 3,750
                                                                                                    =======    =======
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                                           $   237    $   227
   Cash paid for income taxes, net                                                                        1          4


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

5.       COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income is as follows:

                                                              Three months ended
                                                              December 31, 2000
                                                              -----------------

         Net income                                              $    302
         Foreign currency translation adjustment                    1,534
         Cumulative effective adjustment of interest rate
              swap agreement, net of tax                              135
         Loss on interest rate swap agreement                        (152)
                                                                 --------
                  Total comprehensive income                     $  1,819
                                                                 ========


The components of Accumulated Other Comprehensive Loss are as follows:

                                                              December 31, 2000
                                                              -----------------

         Foreign currency translation adjustment                 $ (6,776)
         Interest rate swap adjustment                                (17)
                                                                 --------
                  Total accumulated other comprehensive loss     $ (6,793)
                                                                 ========

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

Cash flow activity for the first quarter of fiscal 2001 is presented in the Consolidated Condensed Statements of Cash Flows. During the three months ended December 31, 2000, the Company generated $1.0 million from its operating activities. Net income plus non-cash charges generated $1.4 million, while changes in working capital required $0.4 million. A decrease in both accounts receivable and inventories generated $2.5 million, while a decrease in accounts payable required $ 2.7 million. The reduction in accounts receivable and inventories is primarily attributable to the Company's Turbine Component Services and Repair Group's reduced sales levels. The decrease in accounts payable is attributable to lower raw material purchases at the end of the quarter in anticipation of the Company's Aerospace Component Manufacturing Group's holiday shutdown, as well as the Repair Group's overall lower sales levels. Working capital was $32.5 million at December 31, 2000, compared to $28.7 million at September 31, 2000. The current ratio for the same periods was
3.1 and 2.6, respectively.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)      Exhibits
                     Exhibit No.                        Description
                     -----------                        -----------

                        (10)                          Material Contracts

                            (g) Change in Control Severance Agreement between the Company and Frank Cappello dated September 28, 2000
                            (h) Change in Control Severance Agreement between the Company and Hudson Smith dated September 28, 2000
                            (i) Change in Control Severance Agreement between the Company and Remigijus Belzinskas dated September 28, 2000
                            (j) Change in Control Agreement between the Company and Frank Cappello dated November 9, 2000

The Company has not entered into a Change in Control Severance Agreement with Jeffrey P. Gotschall.

            (b)      Reports on Form 8-K
                     -------------------

                     The Company did not file a Current Report on Form 8-K in the first quarter of fiscal 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         SIFCO Industries, Inc. and Subsidiaries
                                                       (Registrant)


       Date         February 19, 2001                /s/ Jeffrey P. Gotschall
                    -----------------                ---------------------------
                                                        Jeffrey P. Gotschall
                                                           President and
                                                       Chief Executive Officer

       Date         February 19, 2001                /s/ Frank A. Cappello
                    -----------------                ---------------------------
                                                        Frank A. Cappello
                                                     Vice President - Finance
                                                  (Principal Accounting Officer)