Form 10-K405/A
period 2000-09-30
SIFCO INDUSTRIES INC
filed 2001-04-11
CIK 90168

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     9/30/00           Commission file number  1-5978
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

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------

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

         The development of remanufacturing and repair processes is an ordinary part of the TCSR business. The TCSR business continues to invest time and money on research and development activities. One such activity is the development of an advanced coating technology. At the present time, a small portion of the Company's repair business is dependent on advanced coating processes and it believes that it can continue to access such capabilities on a subcontract basis when required. However, the Company believes that such requirements will likely increase in the future. While there is a patented advanced coating technology available for the Company to acquire, it has chosen not to do so because it believes that the cost/benefit justification for having that particular advanced coating capability (in-house) does not exist at this time. Instead, the Company, as part of a research group with several other companies, is in the process of researching and developing an equivalent/alternative, cost effective coating technology. Operating costs related to such activities are expensed during the period in which they are incurred.


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

Customers

         The identity and ranking of the TCSR business segment's principal customers can vary from year to year. The TCSR business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2000, the TCSR business segment had two customers that accounted for 17% and 11% of the segment's net sales, Lufthansa AG and United Technologies Corporation, respectively. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Company's TCSR business is seasonal.


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


Customers

         The identity and ranking of the ACM business segment's principal customers can vary from year to year. The ACM business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2000, the ACM business segment had one customer, Rolls-Royce plc, which accounted for 38% of the segment's net sales. The ACM business believes that the total loss of sales to such customer would result in a materially adverse impact on the business and income of the ACM business. However, the ACM business has maintained a business relationship with this customer for over ten years and is currently conducting business with such customer under a multi-year arrangement. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Company's ACM business is seasonal.

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

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statement identifying important economic, political and technological factors, among others, the absence of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to OEM encroachment into turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) the impact of fluctuations in foreign currency (euro) exchange rates on the results of operations; (5) successful development and market introductions of new products, including an advanced coating technology;
(6) stability of government laws and regulations, including taxes; and (7) stable governments and business conditions in economies where business is conducted.

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

         Selling, general and administrative expenses for fiscal 2000 declined $0.2 million to $2.0 million, compared to $2.2 million in fiscal 1999. The decline in selling, general and administrative expenses is primarily attributable to the Company reevaluating its obligation to provide certain medical benefits to a small group of individuals who retired prior to 1993 and their surviving spouses. The Company does not anticipate that reevaluation of this obligation will produce comparable results in future years.


OTHER/GENERAL

         Corporate unallocated expenses of $1.9 million in both 2000 and 1999, consist of corporate salaries and benefits, legal and professional and other corporate expenses. Corporate unallocated expenses were favorably impacted in the fourth quarter of fiscal 2000 by $0.3 million due to changes in estimates in amounts provided for defined benefit pension plan expense, insurance expense, management incentive expense and charitable donation provision. Fourth quarter fiscal 2000 corporate unallocated expenses also were favorably impacted by $0.1 million due to lower overall spending for compensation, professional services, employee travel, and public company expenses. The Company does not anticipate that similar favorable results may necessarily occur in future periods.

         Consolidated selling, general and administrative expenses for the fourth quarter of fiscal 2000 were favorably impacted by $0.6 million for the foregoing reasons noted with respect to the ACM segment's selling, general and administrative expenses and corporate unallocated expenses.

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

         (a)(1) FINANCIAL STATEMENTS:

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


         (a)(2) FINANCIAL STATEMENT SCHEDULES:

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

     (a)(3)        EXHIBITS:

     EXHIBIT NO.                            DESCRIPTION                                       LOCATION
     -----------                            -----------                                       --------
          (3)              Second Amended Articles of Incorporation, as amended,
                           and Amended Code of Regulations                                       (B)
          (4)              Instruments defining the rights of security holders--
                           Reference is made to Exhibit (3) above and to Note 3,
                           page 11 of the Annual Report to Shareholders for the                  (C)
                           year ended September 30, 2000

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

          (13)             Annual Report to Shareholders for the year ended
                           September 30, 2000, as amended

          (21)             Subsidiaries of the Registrant                                        (E)

          (23)             Consent of Arthur Andersen LLP

          (27)             Financial Data Schedule (Previously filed)

          (99)             Report of Independent Public Accountants on The
                           Financial Statement Schedule II - Allowance for
                           Doubtful Accounts for the Years Ended September 30,
                           2000, 1999 and 1998. (Previously filed)

LOCATION REFERENCE
          (A)              Incorporated herein by reference to Exhibit A to the
                           Proxy Statement for the Annual Meeting of Shareholders held
                           January 31, 1995.
          (B)              Incorporated herein by reference to Form 10-K, September 30, 1986
          (C)              Incorporated herein by reference to Form 10-K, September 30, 1987
          (D)              Incorporated herein by reference to Form 10-K, September 30, 1988
          (E)              Incorporated herein by reference to Form 10-K, September 30, 1989
          (F)              Incorporated herein by reference to Form 10-K, September 30, 1995
          (G)              Incorporated herein by reference to Appendix A to the Proxy
                           Statement for the Annual Meeting of Shareholders held January
                           26, 1999

          (b)(1)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2000.


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIFCO Industries, Inc. and Subsidiaries

                                        By: /s/ Frank A. Cappello
                                        -------------------------
                                        Chief Accounting Officer
                                        Date: April 10, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below on April 10, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

           /s/ Charles H. Smith, Jr.                 /s/ Richard S. Gray
           -------------------------                 -------------------
           Charles H. Smith, Jr.                     Richard S. Gray
           Chairman of the Board of Directors        Director

           /s/ Jeffrey P. Gotschall                  /s/ William R. Higgins
           ------------------------                  ----------------------
           Jeffrey P. Gotschall                      William R. Higgins
           President; Chief Executive Officer;       Director
           Director

           /s/ Frank A. Cappello                     /s/ Thomas J. Vild
           -----------------------                   ------------------
           Frank A. Cappello                         Thomas J. Vild
           Vice President-Finance;                   Director
           Chief Financial Officer

           /s/ Hudson D. Smith                       /s/ J. Douglas Whelan
           -------------------                       ---------------------
           Hudson D. Smith                           J. Douglas Whelan
           Treasurer; Director                       Director

           /s/ Maurice Foley
           -----------------
           Maurice Foley
           Director