Form 10-Q
period 2001-03-31
SIFCO INDUSTRIES INC
filed 2001-05-09
CIK 90168

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                          Commission File Number 1-5978
                                                 ------

                     SIFCO Industries, Inc. and Subsidiaries
             (Exact name of registrant as specified in its charter)

              Ohio                                       34-0553950
--------------------------------------------------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 970 East 64(th) Street, Cleveland, Ohio                    44103
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

As of April 30, 2001, the issuer had 5,137,033 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                          Three Months Ended           Six Months Ended
                                                               March 31                    March 31
                                                        ----------------------      -----------------------
                                                          2001          2000          2001          2000
                                                          ----          ----          ----          ----

NET SALES                                               $ 27,726      $ 28,182      $ 52,911      $ 53,527
OPERATING EXPENSES:
       Cost of goods sold                                 23,073        23,493        43,927        44,940
       Selling, general and administrative expenses        3,394         3,466         6,349         6,564
                                                        ----------------------      -----------------------
              Total operating expenses                    26,467        26,959        50,276        51,504
                                                        ----------------------      -----------------------

              Operating income                             1,259         1,223         2,635         2,023

INTEREST INCOME                                             (105)          (56)         (177)          (87)
INTEREST EXPENSE                                             261           236           552           501
OTHER (INCOME) EXPENSE, NET                                 (608)           47           (39)           88
                                                        ----------------------      -----------------------

              Income before income tax provision           1,711           996         2,299         1,521
INCOME TAX PROVISION                                         716            62         1,002           103
                                                        ----------------------      -----------------------
              Net income                                $    995      $    934      $  1,297      $  1,418
                                                        ======================      =======================

NET INCOME PER SHARE (BASIC)                            $    .19      $    .18      $    .25      $    .27
NET INCOME PER SHARE (DILUTED)                          $    .19      $    .18      $    .25      $    .27

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (BASIC)           5,135         5,191         5,135         5,193
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES (DILUTED)         5,150         5,227         5,153         5,234



See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                   March 31      September 30
                                                                     2001            2000
                                                                    --------      --------
                                                                  (Unaudited)
                                          ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                    $ 10,513      $  4,687
       Receivables, net                                               18,736        19,743
       Inventories                                                    21,128        19,878
       Deferred income taxes                                           1,486         1,486
       Prepaid expenses and other current assets                         661           656
                                                                    --------      --------
              Total current assets                                    52,524        46,450

PROPERTY, PLANT AND EQUIPMENT, NET                                    28,787        29,009

OTHER ASSETS:
       Funds held by trustee for capital project                         547           530
       Goodwill and other intangible assets, net                       3,721         3,866
       Other assets                                                      717           645
                                                                    --------      --------
              Total other assets                                       4,985         5,041
                                                                    --------      --------
                    Total assets                                    $ 86,296      $ 80,500
                                                                    ========      ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                         $  1,420      $  1,420
       Accounts payable                                                8,889         6,723
       Accrued liabilities                                             9,901         9,631
                                                                    --------      --------
              Total current liabilities                               20,210        17,774

LONG-TERM DEBT - NET OF CURRENT MATURITIES                            14,341        11,962

OTHER LONG-TERM LIABILITIES                                            5,167         5,264

SHAREHOLDERS' EQUITY:
       Serial preferred shares - no par value                             --            --
       Common shares, par value $1 per share                           5,206         5,205
       Additional paid-in-capital                                      6,419         6,413
       Accumulated other comprehensive loss                           (8,536)       (8,310)
       Retained earnings                                              43,938        42,641
       Common shares held in treasury at cost                           (449)         (449)
                                                                    --------      --------
              Total shareholders' equity                              46,578        45,500
                                                                    --------      --------

                    Total liabilities and shareholders' equity      $ 86,296      $ 80,500
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

                             SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                      (Amounts in thousands)

                                                                        Six Months Ended
                                                                            March 31
                                                                      ----------------------
                                                                        2001         2000
                                                                      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,297      $  1,418
  Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                     2,259         2,455
       Loss on disposal of property and equipment                           32             -
       Deferred income taxes                                                 -          (179)

       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         Receivables                                                     1,050         2,209
         Inventories                                                    (1,216)         (805)
         Prepaid expenses and other current assets                          (6)         (524)
         Other assets                                                      (74)          127
         Accounts payable                                                1,720           305
         Accrued liabilities                                               701          (185)
         Other long-term liabilities                                      (336)         (192)
                                                                      --------      --------
             Net cash provided by operating activities                   5,427         4,629

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (1,885)       (2,543)
  Decrease in funds held by trustee for
    capital project                                                        (17)           54
  Other                                                                    (24)          (82)
                                                                      --------      --------
             Net cash used for investing activities                     (1,926)       (2,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement                              14,532         1,200
  Repayments of revolving credit agreement                             (11,553)       (1,100)
  Repayments of long-term debt                                            (600)         (600)
  Repurchase of common shares                                                -          (184)
  Dividends                                                                  -          (260)
  Issuance of common shares                                                  7            56
                                                                      --------      --------
             Net cash provided by (used for) financing activities        2,386          (888)

Increase in cash and cash equivalents                                    5,887         1,170
Cash and cash equivalents at the beginning of the period                 4,687         2,022
Effect of exchange rate changes on cash and cash equivalents               (61)         (191)
                                                                      --------      --------
Cash and cash equivalents at the end of the period                    $ 10,513      $  3,001
                                                                      ========      ========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $    513      $    466
  Cash paid for income taxes, net                                          373           602

See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                   (Unaudited)

1.     BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included herein include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the SIFCO industries, Inc. and Subsidiaries ("Company") fiscal 2000 annual report on Forms 10-K and 10-K/A. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

2.     INVENTORIES

Inventories consist of:

                                     March 31, 2001   September 30, 2000
                                     --------------   ------------------

        Raw material and supplies          $ 6,578          $ 4,427
        Work-in-Process                      6,687            8,175
        Finished goods                       7,863            7,276
                                           -------          -------
           Total inventories               $21,128          $19,878
                                           =======          =======

If the FIFO method had been used for the entire Company, inventories would have been $3,051 higher than reported at March 31, 2001.

3.     INCOME TAXES

During the six months ended March 31, 2001, U. S. income taxes were provided on the undistributed earnings of non-U. S. subsidiaries, that were earned during fiscal 2001, in anticipation that distributions from such, to the extent they may occur in the future, would result in an additional income tax liability. The income tax provision on U. S. earnings is based on the anticipated effective rate for the year.

4.     COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income is as follows:
                                                            Six months ended
                                                                March 31
                                                          --------------------
                                                           2001          2000
                                                          ------        ------
        Net income                                        $ 1,297      $ 1,418
        Foreign currency translation adjustment                 5       (3,073)
        Cumulative effect adjustment of interest rate
             swap agreement, net of tax                       135            -
        Loss on interest rate swap agreement                 (280)           -
        Loss on foreign currency exchange contracts           (86)           -
                                                          -------      -------
               Total comprehensive income                 $ 1,071      $(1,655)
                                                          =======      =======



The components of Accumulated Other Comprehensive Loss are as follows:

                                                           March 31, 2001
                                                           --------------

        Foreign currency translation adjustment               $(8,305)
        Interest rate swap adjustment                            (145)
        Foreign currency exchange contract adjustment             (86)
                                                              -------

               Total accumulated other comprehensive loss     $(8,536)
                                                              =======

5.      BUSINESS SEGMENTS

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

Segment information is as follows:

                                                      Three months ended           Six months ended
                                                            March 31                   March 31
                                                     ----------------------      -----------------------
                                                       2001          2000          2001         2000
                                                       ----          ----          ----         ----
        Net sales:
           Turbine Component Services and Repair     $ 17,396      $ 19,343      $ 33,612      $ 37,086
           Aerospace Component Manufacturing           10,330         8,839        19,299        16,441
                                                     --------      --------      --------      --------

              Consolidated net sales                 $ 27,726      $ 28,182      $ 52,911      $ 53,527
                                                     ========      ========      ========      ========

        Operating income:
           Turbine Component Services and Repair     $  1,181      $  1,686      $  2,497      $  2,812
           Aerospace Component Manufacturing              592           155         1,050           308
           Corporate unallocated expenses                (514)         (618)         (912)       (1,097)
                                                     --------      --------      --------      --------

              Consolidated operating income             1,259         1,223         2,635         2,023

        Interest expense, net                             156           180           375           414
        Other (income) expense, net                      (608)           47           (39)           88
                                                     --------      --------      --------      --------

              Consolidated income before income
                  tax provision                      $  1,711      $    996      $  2,299      $  1,521
                                                     ========      ========      ========      ========

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

A.  RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2001 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2000

Net sales in the first six months of fiscal 2001 decreased 1.2% to $52.9 million, compared with $53.5 million for the comparable period in fiscal 2000. Income before income tax provision increased 51.1% to $2.3 million, from $1.5 million. Net income decreased 8.6% to $1.3 million, or $0.25 per share (diluted), in the six months ended March 31, 2001 from $1.4 million, or $0.27 per share (diluted), in the same period in fiscal 2000.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the first six months of fiscal 2001 declined 9.4% to $33.6 million, from $37.1 million in the corresponding period in fiscal 2000. Repair volumes for the older engine types continued the decline that the Company experienced during fiscal 2000 and the first quarter of this fiscal year. As the Company expected, demand for repairs to older model JT8D engines continued to decline due to the continued retirement and reduced utilization of older model aircraft such as the 737-100/200, the 727, and the DC-9. In addition, there was a reduction in repair volume, related to the CFM-56 engines due principally to the encroachment of the engine OEMs into the marketplace. During the first six months of fiscal 2001, reduced sales volumes for repair services again adversely impacted the Repair Group's operating income. This negative impact was partially offset by the positive impact of improved margins on the sales of replacement parts and the positive impact to the Repair Group's non-U. S. operation's net sales and margins of a weaker euro during the first six months of fiscal 2001, when compared to the same fiscal 2000 period. Also, the positive impact of the cost saving efforts that were put into place in the first quarter of fiscal 2001 continued in the second quarter.

Selling, general and administrative expenses were $4.3 million in both the first six months of fiscal 2001 and 2000. During the first six months of fiscal 2001 selling, general and administrative expenses were negatively impacted by a $0.2 million increase in the Repair Group's provision for doubtful accounts, offset by lower spending as a result of the Group's cost savings efforts discussed previously.

Operating income for the first six months of fiscal 2001 decreased 11.2% to $2.5 million, or 7.4% of net sales, from $2.8 million, or 7.6% of net sales, in the comparable period in fiscal 2000.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first six months of fiscal 2001 increased 17.4% to $19.3 million, compared with $16.4 million in the same fiscal 2000 period. The sales increase is net of a reduction in selling price of approximately $1.3 million caused by a decline in the market price of a key raw material that was passed on to customers. The increase in sales is, in part, attributable to an increase in the number of AE series new generation jet engines built by Rolls- Royce plc for business and regional jets, as well as transport and surveillance aircraft. Sales in the first six months of fiscal 2001 also benefited from an increase in airframe components sold to commercial aircraft manufacturers. The foregoing sales increases were offset in part by a decline in sales of military aircraft airframe components.

Selling, general and administrative expenses were $1.1 million in the first six months of fiscal 2001 and 2000.

The ACM Group's operating income in the first six months of fiscal 2001 was $1.0 million, or 5.4% of net sales, compared with $0.3 million, or 1.9% of net sales in the comparable 2000 period. A favorable product mix accounted for a $0.3 million improvement in operating profit in the first six months of fiscal 2001. The operating profit in the first six months of fiscal 2001 also benefited by $0.5 million due to process improvements. These improvements were partially offset by increased tooling expenditures of $0.3 million in the first six months of fiscal 2001. The operating income percentage of net sales also benefited in the first six months of fiscal 2001 from the decline in the market price of a key raw material.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.9 million in the first six months of fiscal 2001, compared with $1.1 million in the comparable period in fiscal 2000. Corporate unallocated expenses were favorably impacted during the first six months of fiscal 2001 by $0.3 million of lower expenses related to employee retirement plans, charitable contributions, insurance, public company expenses, and business travel. This was offset in part by a $0.1 million increase in legal and professional expenditures in the first six months of fiscal 2001.

OTHER/GENERAL

Interest income increased to $0.2 million in the first six months of fiscal 2001, compared with $0.1 million in the comparable period in fiscal 2000 due primarily to the increase in cash and cash equivalents. Interest expense was $0.6 million in the first six months of fiscal 2001 and $0.5 million in the comparable period in fiscal 2000. Interest expense was negatively impacted by higher average borrowings outstanding under the Company's revolving credit agreement, offset in part by lower interest rates.

Other income, net, increased $0.1 million during the first six months of fiscal 2001 compared with the same period in fiscal 2000 principally due to a decrease in the net transaction loss.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Net sales in the second quarter of fiscal 2001 decreased 1.6% to $27.7 million compared with $28.2 million for the comparable period in fiscal 2000. Income before income tax provision increased 71.8% to $1.7 million from $1.0 million. Net income increased 6.6% to $1.0 million, or $0.19 per share (diluted), in the quarter ended March 31, 2001 from $0.9 million, or $0.18 per share (diluted), in the same quarter in fiscal 2000.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the second quarter of fiscal 2001 declined 10.1% to $17.4 million from $19.3 million in the corresponding period in fiscal 2000. Selling, general and administrative expenses in the second quarter of fiscal 2001 increased 3.6% to $2.3 million from $2.2 million in the same period in fiscal 2000. The Repair Group's selling, general and administrative expenses were negatively impacted during the second quarter of fiscal 2001 by a $0.2 million increase in the Group's provision for doubtful accounts, offset in part by lower spending as a result of the Repair Group's cost savings efforts. Operating income in the second quarter of fiscal 2001 decreased 29.9% to $1.2 million, or 6.8% of net sales, from $1.7 million, or 8.7% of net sales, in the second quarter of fiscal 2000. The business factors resulting in these changes and relevant trends affecting the Repair Group's business during the second quarter are comparable to those described in the preceding discussion for the first six months of fiscal 2001.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the second quarter of fiscal 2001 increased 16.9% to $10.3 million, compared with $8.8 million in the same fiscal 2000 period. The sales increase is net of a reduction in selling price of approximately $0.7 million caused by a decline in the market price of a key raw material that was passed on to customers. The business factors resulting in these changes and relevant trends affecting the ACM Group's net sales during the second quarter of fiscal 2001 are comparable to those described in the preceding discussion for the first six months of fiscal 2001.

Selling, general and administrative expenses were $0.6 million in the second quarters of fiscal 2001 and 2000. The ACM Group's operating income in the second quarter of fiscal 2001 was $0.6 million, or 5.7% of net sales, compared with $0.2 million, or 1.8% of net sales in the same 2000 period. A favorable product mix accounted for a $0.3 million improvement in operating profit in the second quarter of fiscal 2001. The operating profit in the second quarter of fiscal 2001 also benefited by $0.2 due to process improvements. These improvements were partially offset by increased tooling expenditures of $0.2 million in the second quarter of fiscal 2001. The operating income percentage of net sales benefited in the second quarter of fiscal 2001 from the decline in the market price of a key raw material.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.5 million in the second quarter of fiscal 2001, compared with $0.6 million in the comparable period in fiscal 2000. Corporate unallocated expenses were favorably impacted during the second quarter of fiscal 2001 by $0.2 million of lower expenses related to employee retirement plans, charitable contributions, public company expenses, and business travel. This was offset in part by a $0.1 million increase in legal and professional expenditures in the second quarter of fiscal 2001.

OTHER/GENERAL

Interest income was $0.1 million in the second quarters of fiscal 2001 and 2000. Interest expense was $0.3 million in the second quarter of fiscal 2001, compared to $0.2 million in the second quarter of fiscal 2000. Interest expense was negatively impacted by higher average borrowings outstanding on the Company's revolving credit agreement, offset in part by lower overall interest rates.

Other income, net increased by $0.7 million in the second quarter of fiscal 2001 to $0.6 million compared to the comparable period in fiscal 2000. The weakening euro at the end of the second quarter of fiscal 2001 resulted in net transaction gains of $0.6 million for the second quarter of fiscal 2001, as compared to net transaction losses of $0.1 million in the same period in fiscal 2000.

B.  FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the first six months of fiscal 2001 to $10.5 million from $4.7 million at September 30, 2000. A significant portion of the Company's cash consists of undistributed earnings of non-U. S. subsidiaries. Historically, income taxes have not been provided on undistributed earnings of non-U. S. subsidiaries. During the first six months of fiscal 2001, the Company recorded a U. S. income tax provision applicable to income of all non-U. S. subsidiaries that was earned during the first six months of fiscal 2001.

Cash flow activity for the first six months of fiscal 2001 is presented in the Consolidated Condensed Statements of Cash Flows. During the first six months of fiscal 2001, the Company generated $5.4 million from its operating activities. Net income plus non-cash charges generated $3.6 million, while changes in operating assets and liabilities generated $1.8 million. A decrease in accounts receivable, due principally to lower overall sales of the Company's Turbine Component Services and Repair Group, accounted for $1.0 million. An increase in inventories required $1.2 million, while an increase in accounts payable generated $1.7 million. The increases in inventories and accounts payable are primarily attributable to a $1.5 million increase in the ACM Group's raw material inventory, which is attributable to the overall higher net sales levels of the Group. Working capital was $32.3 million at March 31, 2001, compared to $28.7 million at September 30, 2000. The current ratio was 2.6 at March 31, 2001 and September 30, 2000.

Capital expenditures were $1.9 million in the first six months of fiscal 2001, compared to $2.5 million in the comparable period in fiscal 2000. The Company anticipates making $6.0 million of capital expenditures during fiscal 2001. The Company's projection of capital expenditures for fiscal 2001 increased by $2.0 million from its earlier projection due primarily to $1.7 million of projected expenditures for equipment that will enhance the Company's non-aerospace turbine repair services. The balance of the Company's capital expenditures relate primarily to new equipment and the upgrade of existing equipment.

The Company's long-term debt as a percentage of equity at March 31, 2001 was 30.7%, compared to 26.3% at September 30, 2000. As of March 31, 2001, the Company had $3.4 million outstanding against its $6.0 million revolving credit agreement. During the second quarter of fiscal 2001, the Company's unsecured revolving credit agreement's expiration date was extended to March 31, 2003.

The Company believes that the funds available under its revolving credit agreement and anticipated funds generated from its operations will be adequate to meet its liquidity requirements through the foreseeable future.

C.      EFFECTS OF FOREIGN CURRENCY AND INFLATION

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of currency exchange fluctuations. The effects of foreign currency on the operating results of the Company were discussed previously.

The Company believes that inflation has not materially affected its results of operations in the first six months of fiscal 2001 and 2000 and does not expect inflation to be a significant factor for the balance of fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates as part of its normal operations. At March 31, 2001, the Company had several forward exchange contracts for durations of up to six months to purchase foreign currencies aggregating U. S. $8.8 million. There have been no material changes in the Company's market risk during the six months ended March 31, 2001. For additional information refer to Item 7A of Form 10-K for the year ended September 30, 2000.

                                   PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

                      None.

              (b)     Reports on Form 8-K

                      The Company filed a current report on Form 8-K dated January 10, 2001 to disclose under Item 5 thereof the adoption of an Audit Committee charter by the Board of Directors of the Company . A copy of that charter was attached thereto as Exhibit 99.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      SIFCO Industries, Inc. and Subsidiaries
                                                 (Registrant)

          Date     May 9, 2001             /s/ Jeffrey P. Gotschall
                   -----------             -------------------------
                                           Jeffrey P. Gotschall
                                               President and
                                         Chief Executive Officer

          Date     May 9, 2001             /s/ Frank A. Cappello
                   -----------             -------------------------
                                           Frank A. Cappello
                                         Vice President - Finance
                                      (Principal Accounting Officer)