Form 10-Q
period 2001-06-30
SIFCO INDUSTRIES INC
filed 2001-08-08
CIK 90168

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                  For the quarterly period ended: June 30, 2001
                                                  -------------

                         Commission File Number: 1-5978
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


As of July 31, 2001, the issuer had 5,137,033 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                          Three Months                 Nine Months
                                                                              Ended                       Ended
                                                                             June 30                     June 30
                                                                   ------------------------    ------------------------

                                                                       2001          2000          2001          2000
                                                                       ----          ----          ----          ----

Net sales                                                          $   27,676    $   26,097    $   80,587    $   79,624
Operating expenses:
    Cost of goods sold                                                 22,170        22,656        66,097        67,596
    Selling, general and administrative expenses                        3,578         3,147         9,927         9,711
                                                                   ----------    ----------    ----------    ----------
         Total operating expenses                                      25,748        25,803        76,024        77,307
                                                                   ----------    ----------    ----------    ----------

         Operating income                                               1,928           294         4,563         2,317

Interest income                                                          (181)          (31)         (358)         (118)
Interest expense                                                          343           274           895           775
Other (income) expense, net                                              (447)            6          (486)           94
                                                                   ----------    ----------    ----------    ----------
         Income before income tax provision                             2,213            45         4,512         1,566
Income tax provision                                                      704          --           1,706           103
                                                                   ----------    ----------    ----------    ----------

         Net income                                                $    1,509    $       45    $    2,806    $    1,463
                                                                   ==========    ==========    ==========    ==========


Net income per share (basic)                                       $      .29    $      .01    $      .55    $      .28
Net income per share (diluted)                                     $      .29    $      .01    $      .54    $      .28

Weighted-average number of common shares (basic)                        5,137         5,144         5,136         5,172
Weighted-average number of common shares (diluted)                      5,164         5,164         5,156         5,203


See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                                       June 30            September 30
                                                                                        2001                  2000
                                                                                  ------------------     ------------------
                                                                                     (Unaudited)

                                                       ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                  $   12,435               $    4,687
       Receivables, net                                                               19,162                   19,743
       Inventories                                                                    20,346                   19,878
       Deferred income taxes                                                           1,486                    1,486
       Prepaid expenses and other current assets                                         809                      656
                                                                                  ----------               ----------
                  Total current assets                                                54,238                   46,450

PROPERTY, PLANT AND EQUIPMENT, NET                                                    28,052                   29,009

OTHER ASSETS:
       Funds held by trustee for capital project                                         303                      530
       Goodwill and other intangible assets, net                                       3,639                    3,866
       Other assets                                                                      741                      645
                                                                                  ----------               ----------
                  Total other assets                                                   4,683                    5,041
                                                                                  ----------               ----------

                           Total assets                                           $   86,973               $   80,500
                                                                                  ==========               ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                       $    1,430               $    1,420
       Accounts payable                                                                6,924                    6,723
       Accrued liabilities                                                             9,998                    9,631
                                                                                  ----------               ----------
                  Total current liabilities                                           18,352                   17,774

LONG-TERM DEBT--NET OF CURRENT MATURITIES                                             16,744                   11,962

OTHER LONG-TERM LIABILITIES                                                            4,790                    5,264

SHAREHOLDERS' EQUITY:
       Serial preferred shares-no par value                                             --                       --
       Common shares, par value $1 per share                                           5,208                    5,205
       Additional paid-in-capital                                                      6,423                    6,413
       Accumulated other comprehensive loss                                           (9,542)                  (8,310)
       Retained earnings                                                              45,447                   42,641
       Common shares held in treasury at cost                                           (449)                    (449)
                                                                                  ----------               ----------
                  Total shareholders' equity                                          47,087                   45,500
                                                                                  ----------               ----------

                           Total liabilities and shareholders' equity             $   86,973               $   80,500
                                                                                  ==========               ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                         Nine Months Ended
                                                                                               June 30
                                                                                    --------------------------
                                                                                        2001            2000
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $    2,806      $    1,463
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                               3,360           3,691
           Loss on disposal of property and equipment                                     34            --

           CHANGES IN OPERATING ASSETS AND LIABILITIES:
               Receivables                                                               443           2,293
               Inventories                                                              (636)            739
               Refundable income taxes                                                  --                94
               Prepaid expenses and other current assets                                (165)             (8)
               Other assets                                                             (101)            138
               Accounts payable                                                         (228)         (1,100)
               Accrued liabilities                                                       912            (290)
               Other long-term liabilities                                              (732)           (299)
                                                                                  ----------      ----------

                  Net cash provided by operating activities                            5,693           6,721

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (2,557)         (3,276)
    Decrease in funds held by trustee for capital project                                228             154
    Other                                                                                (42)            (33)
                                                                                  ----------      ----------

                  Net cash used for investing activities                              (2,371)         (3,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit facility                                           23,282           7,802
    Repayments of revolving credit facility                                          (17,370)         (6,970)
    Repayments of long-term debt                                                      (1,120)         (1,115)
    Repurchases of common shares                                                        --              (449)
    Cash dividends declared                                                             --              (517)
    Issuance of common shares                                                             13              73
                                                                                  ----------      ----------

                  Net cash provided by (used for) financing activities                 4,805          (1,176)

Increase in cash and cash equivalents                                                  8,127           2,390
Cash and cash equivalents at the beginning of the period                               4,687           2,022
Effect of exchange rate changes on cash and cash equivalents                            (379)           (200)
                                                                                  ----------      ----------

Cash and cash equivalents at the end of the period                                $   12,435      $    4,212
                                                                                  ==========      ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                               785             711
    Cash paid for income taxes, net                                                      384             605

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


2.       INVENTORIES

Inventories consist of:

                                                  June 30        September 30
                                                   2001              2000
                                                ----------        ----------

         Raw material and supplies              $    6,277        $    4,427
         Work-in-process                             7,094             8,175
         Finished goods                              6,975             7,276
                                                ----------        ----------

               Total inventories                $   20,346        $   19,878
                                                ==========        ==========

If the FIFO method had been used for the entire Company, inventories would have been $2,928 and $2,979 higher than reported at June 30, 2001 and September 30, 2000, respectively.


3.       LONG-TERM DEBT

Effective March 30, 2001, the Company extended the maturity of its existing $6.0 million revolving credit facility with National City Bank to March 31, 2003. On June 1, 2001, the Company increased its revolving credit facility to $10.0 million.


4.       INCOME TAXES

During the nine months ended June 30, 2001, U.S. income taxes were provided on the undistributed earnings of non-U.S. subsidiaries that were earned during fiscal 2001, in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. The income tax provision on U.S. earnings is based on the anticipated effective rate for the year.

5.     COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income is as follows:

                                                            Three Months Ended            Nine Months Ended
                                                                  June 30                      June 30
                                                         ------------------------    ------------------------
                                                             2001          2000         2001          2000
                                                             ----          ----         ----          ----

Net income                                               $    1,509    $       45    $    2,806    $    1,463
Foreign currency translation adjustment                        (912)           85          (907)       (2,988)
Cumulative effect adjustment of interest rate
    swap agreement, net of tax                                 --            --             135          --
Loss on interest rate swap agreement                             24          --            (256)         --
Loss on foreign currency exchange contracts                    (118)         --            (204)         --
                                                         ----------    ----------    ----------    ----------

           Total comprehensive income (loss)             $      503    $      130    $    1,574    $   (1,525)
                                                         ==========    ==========    ==========    ==========

The components of accumulated other comprehensive loss are as follows:

                                                          June 30      September 30
                                                            2001            2000
                                                         ----------    ------------

Foreign currency translation adjustment                  $   (9,217)   $   (8,310)
Interest rate swap adjustment                                  (121)         --
Foreign currency exchange contract adjustment                  (204)         --
                                                         ----------    ----------

           Total accumulated other comprehensive loss    $   (9,542)   $   (8,310)
                                                         ==========    ==========


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

Segment information is as follows:

                                                            Three Months Ended          Nine Months Ended
                                                                 June 30                      June 30
                                                         ------------------------    ------------------------
                                                             2001         2000          2001          2000
                                                             ----         ----          ----          ----
Net sales:
   Turbine Component Service and Repair                  $   16,134    $   16,476    $   49,746    $   53,562
   Aerospace Component Manufacturing                         11,542         9,621        30,841        26,062
                                                         ----------    ----------    ----------    ----------

       Consolidated net sales                            $   27,676    $   26,097    $   80,587    $   79,624
                                                         ==========    ==========    ==========    ==========

Operating income:
    Turbine Component Services and Repair                $    1,239    $      284    $    3,736    $    3,096
    Aerospace Component Manufacturing                         1,261           589         2,311           897
    Corporate unallocated expenses                             (572)         (579)       (1,484)       (1,676)
                                                         ----------    ----------    ----------    ----------

       Consolidated operating income                          1,928           294         4,563         2,317

Interest expense, net                                           162           243           537           657
Other (income) expense, net                                    (447)            6          (486)           94
                                                         ----------    ----------    ----------    ----------

       Consolidated income before income tax provision   $    2,213    $       45    $    4,512    $    1,566
                                                         ==========    ==========    ==========    ==========


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


A.         RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2001 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000

Net sales in the first nine months of fiscal 2001 increased 1.2% to $80.6 million, compared with $79.6 million for the comparable period in fiscal 2000. Income before income tax provision increased to $4.5 million, from $1.6 million. Net income increased 91.8% to $2.8 million, or $0.54 per diluted share, in the nine months ended June 30, 2001 from $1.5 million, or $0.28 per diluted share, in the same period in fiscal 2000.


TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the first nine months of fiscal 2001 declined 7.1% to $49.7 million, from $53.6 million in the corresponding period in fiscal 2000. Repair volumes for the older engine types continued the decline that the Company experienced during fiscal 2000 and the first half of the current fiscal year. As the Company expected, demand for repairs to older model JT8D engines continued to decline due to the continued retirement and reduced utilization of older model aircraft. In addition, there was a reduction in repair volume related to the CFM-56 engines due principally to the continued encroachment of the engine OEMs into the marketplace. During the first nine months of fiscal 2001, reduced sales volumes for repair services again adversely impacted the Repair Group's operating income. This negative impact was partially offset by the positive impact of improved margins on the sales of replacement parts. However, the overwhelming contributor to the Company's sustained profitability in its Repair Group, in spite of its reduced sales volumes, has been the positive impact of the weaker euro during the first nine months of fiscal 2001, when compared to the same fiscal 2000 period. Because the majority of its non-U.S. operation's sales are denominated in U.S. dollars, while the majority of its related costs are denominated in local (euro) currency, the weaker euro has resulted in improved operating margins in the first nine months of 2001 when compared to the same period in fiscal 2000.

Selling, general and administrative expenses were $6.7 million in the first nine months of fiscal 2001 compared to $6.3 million for the comparable period in fiscal 2000. During the first nine months of fiscal 2001 selling, general and administrative expenses were negatively impacted by a $0.6 million increase in the Repair Group's provision for doubtful accounts, partially offset by the positive impact of a weaker euro as discussed previously.

Operating income for the first nine months of fiscal 2001 increased 20.7% to $3.7 million, or 7.5% of net sales, from $3.1 million, or 5.8% of net sales, in the comparable period in fiscal 2000.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first nine months of fiscal 2001 increased 18.3% to $30.8 million, compared with $26.1 million in the same period in fiscal 2000. The sales increase is net of a reduction in selling price of approximately $1.0 million caused by a decline in the market price of a key raw material that was passed on to customers. The increase in net sales is primarily attributable to an increase in the number of AE series new generation jet engines built by Rolls-Royce plc for business and regional jets, as well as transport and surveillance aircraft. Net sales in the first nine months of fiscal 2001 also benefited from an increase in shipments of components for military aircraft, as well as airframe components sold to commercial aircraft manufacturers.

Selling, general and administrative expenses were $1.7 million in the first nine months of fiscal 2001 and 2000.

The ACM Group's operating income in the first nine months of fiscal 2001 was $2.3 million, or 7.5% of net sales, compared with $0.9 million, or 3.4% of net sales, in the comparable 2000 period. The Group's operating income in the first nine months of fiscal 2001 benefited by $0.8 million as a result of improved efficiencies resulting from higher production volumes. The operating profit in the first nine months of fiscal 2001 also benefited by $0.4 million due to process improvements. These improvements were partially offset by a $0.5 million increase in material costs due to a shift in the product mix towards products requiring more costly materials. Operating income as a percentage of net sales also benefited in the first nine months of fiscal 2001 from the decline in the market price of a key raw material.


CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.5 million in the first nine months of fiscal 2001, compared with $1.7 million in the comparable period in fiscal 2000. Corporate unallocated expenses were favorably impacted by $0.3 million of lower expenses related to employee retirement and other benefits, charitable contributions, consulting and general insurance. This was offset by a $0.2 million increase in legal and professional expenses and management incentive expense in the first nine months of fiscal 2001.


OTHER/GENERAL

Interest income increased to $0.4 million in the first nine months of fiscal 2001 compared with $0.1 million in the comparable period in fiscal 2000 due primarily to the increase in cash and cash equivalents in fiscal 2001. Interest expense was $0.9 million in the first nine months of fiscal 2001 and $0.8 million in the comparable period in fiscal 2000. Interest expense was negatively impacted by higher average borrowings under the Company's revolving credit facility, offset in part by lower interest rates.

Other income, net increased $0.6 million in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. This was principally due to an increase in foreign currency gains resulting from the impact of the weakening of the euro on the carrying values of certain monetary assets and liabilities of the Company's non-U.S. subsidiaries.


THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Net sales in the third quarter of fiscal 2001 increased 6.1% to $27.7 million compared with $26.1 million for the comparable period in fiscal 2000. Income before income tax provision increased to $2.2 million from $0.1 million. Net income increased to $1.5 million, or $0.29 per diluted share, in the quarter ended June 30, 2001 from $0.1 million, or $0.01 per diluted share, in the same quarter in fiscal 2000.


TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the third quarter of fiscal 2001 declined 2.1% to $16.1 million from $16.5 million in the corresponding period in fiscal 2000. Selling, general and administrative expenses in the third quarter of fiscal 2001 increased 17.5% to $2.4 million from $2.0 million in the same period in fiscal 2000. The Repair Group's selling, general and administrative expenses were negatively impacted during the third quarter of fiscal 2001 by a $0.4 million increase in the Group's provision for doubtful accounts. Operating income in the third quarter of fiscal 2001 increased to $1.2 million, or 7.7% of net sales, from $0.3 million, or 1.7% of net sales, in the third quarter of fiscal 2000. The business factors resulting in these changes and relevant trends affecting the Repair Group's business during the third quarter are comparable to those described in the preceding discussion for the first nine months of fiscal 2001.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM")

Net sales in the third quarter of fiscal 2001 increased 20.0% to $11.5 million compared with $9.6 million in the same fiscal 2000 period. The increase in net sales is primarily attributable to an increase in shipments of components for military aircraft. Net sales in the third quarter of fiscal 2001 also benefited from an increase in the number of AE series new generation jet engines built by Rolls-Royce plc for business and regional jets, as well as transport and surveillance aircraft.

Selling, general and administrative expenses were $0.6 million in the third quarter of fiscal 2001 compared with $0.5 million in the third quarter of fiscal 2000. The increase in selling, general and administrative expenses is primarily attributable to an increase in commissions expense as a result of the higher sales levels.

The ACM Group's operating income in the third quarter of fiscal 2001 was $1.3 million, or 10.9% of net sales, compared with $0.6 million, or 6.1% of net sales, in the same 2000 period. The Group's operating income in the third quarter of fiscal 2001 benefited by $0.7 million as a result of improved efficiencies resulting from higher production volumes. The operating profit in the third quarter of fiscal 2001 also benefited by $0.3 million due to reduced tooling expenditures. These improvements were partially offset by a $0.7 million increase in material costs due to a shift in the product mix towards products requiring more costly materials.


CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the third quarter of fiscal 2001 and 2000. In the third quarter of fiscal 2001 reductions in employee retirement and other benefit expenses totaling $0.1 million were offset by increases in legal and professional and management incentive expenses.


OTHER/GENERAL

Interest income was $0.2 million in the third quarter of fiscal 2001 compared with $0.1 million in the corresponding period of fiscal 2000 due primarily to the increase in cash and cash equivalents in fiscal 2001. Interest expense was $0.3 million in the third quarter of fiscal 2001 and 2000. Interest expense in the third quarter of fiscal 2001 was negatively impacted by higher average borrowings under the Company's revolving credit facility, offset by lower interest rates.

Other income, net increased by $0.5 million in the third quarter of fiscal 2001 compared with the comparable period in fiscal 2000. This was principally due to an increase in foreign currency gains resulting from the impact of the weakening of the euro on the carrying values of certain monetary assets and liabilities of the Company's non-U.S. subsidiaries.


B.       FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased during the first nine months of fiscal 2001 to $12.4 million from $4.7 million at September 30, 2000. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the United States. Distributions of these non-U.S. subsidiary earnings would be subject to U.S. income taxes. The Company has provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries accumulated in fiscal 2001.

Cash flow activity for the first nine months of fiscal 2001 is presented in the Consolidated Condensed Statements of Cash Flows. An increase in the ACM Group's inventories of $0.9 million, offset by a net reduction in the Repair Group's inventories of $0.3 million required $0.6 million. The increase in the ACM Group's inventories is primarily attributable to the overall higher net sales levels of the Group. The Repair Group's inventory change is attributable to a $1.2 million increase in raw materials for orders expected to ship in the fourth quarter, offset by a $1.5 million reduction in replacement parts inventories in response to lower replacement part sales. An increase in the ACM Group's accounts receivable of $3.8 million was offset by a decline in the Repair Group's accounts receivable of $4.2 million. The increase in the ACM Group's accounts receivables is primarily attributable to the Group's overall higher net sales levels. The decrease in the Repair Group's accounts receivable is primarily attributable to overall lower sales levels, as well as an increase in the Group's allowance for doubtful accounts. Working capital was $35.9 million at June 30, 2001, compared with $28.7 million at September 30, 2000. The current ratio was 3.0 and 2.6 at June 30, 2001 and September 30, 2000, respectively.

Capital expenditures were $2.6 million in the first nine months of fiscal 2001, compared with $3.3 million in the comparable period in fiscal 2000. The Company anticipates making $4.2 million of capital expenditures during fiscal 2001. These capital expenditures consist of expenditures for equipment that will enhance the Repair Group's turbine repair services, other new equipment and the upgrade of existing equipment. The Company's projection of capital expenditures for fiscal 2001 decreased by $1.8 million from the previous projection due primarily to the rescheduling of certain expenditures to fiscal 2002.

The Company's long-term debt as a percentage of equity at June 30, 2001 was 35.6%, compared with 26.3% at September 30, 2000. During the third quarter the Company increased its existing $6.0 million revolving credit facility to $10.0 million. As of June 30, 2001, the Company had $6.3 million outstanding against its $10.0 million revolving credit facility.

The Company believes that the funds available under its revolving credit facility and anticipated funds generated from its operations will be adequate to meet its liquidity requirements through the foreseeable future.


B.       EFFECTS OF FOREIGN CURRENCY AND INFLATION

The Company generates a substantial portion of its revenues in international markets, which subjects its operations to the exposure of foreign currency exchange fluctuations. The effects of foreign currency exchange flunctuations on the operating results of the Company were discussed previously.

The Company believes that inflation has not materially affected its results of operations in the first nine months of fiscal 2001 and 2000 and does not expect inflation to be a significant factor for the balance of fiscal 2001.


C.       RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." The statements are effective for the Company on October 1, 2002 but earlier adoption is allowed. SFAS 142 will result in modifications relative to the Company's accounting for goodwill and other intangible assets. Specifically, the Company will cease goodwill and certain intangible asset amortization beginning on the date of adoption of this statement. Additionally, intangible assets, including goodwill, will be subjected to new impairment testing criteria. The Company has not had ample time to evaluate the full impact of adoption on the Company's financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates as part of its normal operations. At June 30, 2001, the Company had several forward exchange contracts for durations of up to three months to purchase foreign currencies aggregating U.S. $4.4 million. There have been no material changes in the

Company's market risk during the nine months ended June 30, 2001. For additional information refer to Item 7A of Form 10-K for the year ended September 30, 2000.


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                     SIFCO Industries, Inc. and Subsidiaries
                                                  (Registrant)



            Date   August 8, 2001          /s/ Jeffrey P. Gotschall
                   --------------          ------------------------
                                             Jeffrey P. Gotschall
                                                President and
                                            Chief Executive Officer



            Date   August 8, 2001          /s/ Frank A. Cappello
                   --------------          ---------------------
                                              Frank A. Cappello
                                           Vice President-Finance
                                       (Principal Accounting Officer)