Form 10-K405
period 2001-09-30
SIFCO INDUSTRIES INC
filed 2001-12-14
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001       Commission file number 1-5978

                     SIFCO Industries, Inc. and Subsidiaries
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Ohio                                      34-0553950
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

970 East 64th Street, Cleveland Ohio                      44103
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (216) 881-8600
                    -----------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, $1 Par Value                    American Stock Exchange
---------------------------          -------------------------------------------
   (Title of each class)             (Name of each exchange on which registered)


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
Yes     X       No
      ------        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of Common Shares held by non-affiliates of the Registrant as of December 7, 2001, computed on the basis of the last reported sale price per share of $5.01 of such stock on the American Stock Exchange, was $15,252,910.

The number of the Registrant's Common Shares outstanding at December 7, 2001 was 5,120,933.

Documents incorporated by reference:
Portions of the Annual Report to Shareholders for the year ended September 30, 2001 (Part I, II, IV) Portions of the Proxy Statement for Annual Meeting of Shareholders on January 29, 2002 (Part III)

                                     PART I

ITEM 1. BUSINESS
----------------

A.       THE COMPANY

         SIFCO Industries, Inc., an Ohio corporation ("Company"), was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

         The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes include forging, heat-treating, coating, welding, machining and brush plating; and the products include forgings, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and brush plating solutions and equipment. The Company's operations are conducted in three business segments: (1) Turbine Component Services and Repair, (2) Aerospace Component Manufacturing and (3) Metal Finishing (previously included in the Turbine Component Services and Repair segment).

B.       PRINCIPAL PRODUCTS AND SERVICES

1. Turbine Component Services and Repair Segment
   ---------------------------------------------

         The Company's Turbine Component Services and Repair ("Repair") business is headquartered in Cork, Ireland. This business consists principally of the repair and remanufacture of jet engine (aerospace) turbine components. The Repair business is also involved in the repair of industrial land-based gas turbine components, precision machining for aerospace applications and inventory management.

Operations

         The aerospace portion of the Repair business requires the procurement of licenses, which certify that it has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine component repair business. Approvals are issued by either the original equipment manufacturers ("OEM") of jet engines or the Federal Aviation Administration ("FAA"). Historically the Repair business has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEM (i.e. GE, SNECMA, Pratt and Whitney, Rolls-Royce, etc.). In exchange for being granted an OEM approval, the Repair business is obligated to pay a royalty to the OEM for each component repair that it performs utilizing the OEM approved proprietary repair process. Recently, the Repair business has been successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval the Repair business is required to demonstrate its technical competence in the process of repairing such turbine components.

         The development of remanufacturing and repair processes is an ordinary part of the Repair business. The Repair business continues to invest time and money on research and development activities. One such activity is the development of an advanced coating technology. At the present time, a small portion of the Company's repair business is dependent on advanced coating processes and it believes that it can continue to access such capabilities on a subcontract basis when required. However, the Company believes that such requirements will likely increase in the future. While there is a patented advanced coating technology available for the Company to acquire, it has chosen not to do so because it believes that the cost/benefit justification for having that particular advanced coating capability (in-house) does not exist at this time. Instead, the Company, as part of a research group with several other companies, is in the process of researching and developing an equivalent/alternative, cost effective coating technology. Operating costs related to such activities are expensed during the period in which they are incurred.

                 The Repair business generally has multiple, yet limited sources for its raw materials, consisting primarily of investment castings essential to this business. However, certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located in many areas throughout North America and Europe. The Repair business generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.

Industry

         The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair business. Historically, the air transport industry's long-term outlook has for many years been for continued steady growth, which suggested the long-term need for additional aircraft and growth in the world aircraft fleet and the requirement for aircraft engine repairs. The events of September 11, 2001, have resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. It is difficult to determine, at this time, the long-term impact of these events on air travel and the demand for the services and products provided by the Company. However, aircraft manufacturers have recently announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand and many airlines have cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines, in the U.S. and overseas, is weak. The airline industry has made requests for U.S. government assistance while some airlines have entered bankruptcy proceedings and others have announced major restructurings, including significant reductions in service and the grounding of aircraft. These factors are likely to result in a decrease in orders for engine component repairs, which in turn could negatively impact the Company's sales, operating profits and cash flows.

         While the world's fleet of aircraft has been growing, it has also been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft have either been retired from use or their in-flight service intervals are being reduced. In addition, as a direct result of the previously mentioned reduced demand for commercial flight miles, airlines have accelerated the timing of such retirements. As a result, the overall demand for repairs to such older model engines is not growing and in some cases is decreasing. At the same time, newer generation aircraft (newer generation 737 and 747; 767, A320, A330, A340, etc.) and engines (CFM56, PW4000, Trent, etc.) are being introduced with newer technology required to both operate and maintain such engines. The introduction of such newer generation engines has in general reduced the frequency with which engines and related components need to be repaired. The longer times between repairs has been attributed to improved technology, including the improved ability to monitor an engine's condition while still in operation.

Competition

         In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the component repair business has nevertheless increased, principally due to the increasing direct involvement of the engine manufacturer into the engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. However, if an OEM repair process approval is not available, the Repair business has, in many cases, been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the Repair business will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future and/or on close collaboration with engine manufacturers. However, the Repair business believes it can partially compensate for these factors by its success in broadening its product lines and developing new geographic markets and customers (e.g., by participating in the repair of industrial (land-based) turbine engine components).

Customers

         The identity and ranking of the Repair business segment's principal customers can vary from year to year. The Repair business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2001, the Repair business segment had two customers that accounted for 16% and 11% of the segment's net sales, Lufthansa AG and AeroThrust Corporation, respectively. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Company's Repair business is seasonal.

2. Aerospace Component Manufacturing Business Segment
   --------------------------------------------------

Operations

         The Company's Aerospace Component Manufacturing ("ACM") business consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry as well as several other industrial markets. The Company's forged products include: OEM and aftermarket parts for aircraft and land-based turbine engines; structural airframe components; parts for aircraft landing gear, wheels and brakes; and parts for undersea cable communication systems and miscellaneous commercial products.

         The forging, machining, or other preparation of prototype parts to customers' specifications, which may require research and development of new parts or designs, is an ordinary part of the ACM business. Apart from such work, the ACM business has not invested a material amount of time or money on research and development activities.

         The ACM business has many sources for its raw materials, consisting primarily of high quality metals essential to this business. Suppliers of such materials are located in many areas throughout North America and Europe. The ACM business does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business. The business is ISO 9002-1994 registered and AS9000 certified. In addition, the business's heat-treating facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified.

Industry

         The performance of the domestic and international air transport industries directly and significantly impacts the performance of the ACM business. Historically the air transport industry's long-term outlook has been for continued steady growth, which suggested the long-term need for additional aircraft and growth in the world aircraft fleet. However, airline operations have been negatively impacted by the disruption caused by the September 11, 2001 terrorist attacks and the downturn in the U.S. economy. These conditions have resulted in reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance within the airline industry, as well as an industry-wide request for U.S. government assistance. These factors are likely to result in a decrease in orders for new and aftermarket commercial aerospace products, which in turn could negatively impact the Company's sales, operating profits and cash flows. Since September 11, 2001, the ACM business has experienced some commercial aerospace product rescheduling, reduction, and cancellation. The ACM business also supplies new and spare components for military aircraft. Increases in military products could partially offset a decrease in commercial aerospace products. The ACM business is not able to quantify the interplay of these factors.

Competition

         There is excess capacity in many segments of the forging industry. The ACM business believes this has the effect of increasing competition and limits the ability to raise prices. The ACM business believes, however, that its focus on quality, customer service and offering a broader range of capabilities help to give it an advantage in the markets it serves. The Company believes it can partially compensate for these factors by broadening its product lines and developing new customers.

Customers

         During fiscal 2001, the ACM business segment had one customer, Rolls-Royce Corporation, which accounted for 37% of the segment's net sales. The ACM business believes that the total loss of sales to such customer would result in a materially adverse impact on the business and income of the ACM business. However, the ACM business has maintained a business relationship with this customer for over ten years and is currently conducting business with it under a multi-year arrangement. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. The ACM business attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company's ACM business is seasonal.

3. Metal Finishing Business Segment
   --------------------------------

         The Company's Metal Finishing Segment is a provider of a specialized electroplating process called "brush plating", which is used to apply metal coatings to a selective area of a component. The Metal Finishing segment provides equipment and metal solutions to customers to do their own in-house brush plating, as well as provides custom brush plating on a contract service basis to customers who choose to outsource the work.

Operations

         A variety of metals, determined by the customer's design requirements, can be brush plated onto metal surfaces. Metals available using SIFCO Process solutions, include: cadmium, cobalt, copper, nickel, tin and zinc. Precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also available. SIFCO has also developed a number of alloy-plating solutions, including: nickel-cobalt, nickel-tungsten, cobalt-tungsten, and tin-zinc. The segment's process has a wide range of both manufacturing and repair applications to functionally enhance, protect or restore the underlying component. The process is considered environmentally friendlier than traditional plating methods because it does not require the use of tanks and, therefore, it requires smaller amounts of solutions and generates less waste.

         While the Metal Finishing business offers the equipment and solutions to customers so that they can conduct their own brush plating operations, it also offers to provide brush plating services to customers that either do not want to invest in the equipment, do not want to have responsibility for hazardous materials, or who have decided to outsource non-core operations. Brush plating services occur either at one of the segment's service facilities or at the customer's site by highly trained service technicians. Service center facilities are located within a six-hour drive of most major industrial locations in the United States and in Europe.

         The Metal Finishing business sells its products and services under the following brand names: SIFCO Process(R), Dalic(R), USDL(R) and Selectron(R), all of which are specified in military and industrial specifications. The business has ISO-9002-1994 certification and is AS 9000 compliant at its primary U.S. facility. In addition, both of its European facilities have ISO-9000-1994 certification. All of its other regional service centers are ISO-9000-1994 compliant, and in addition a certain facility is NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Three of the service centers are FAA approved repair shops. Other segment approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), FAA (Federal Aviation Agency), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).

Industry

         While the segment fits into the broad metal finishing industry, it fills a very specific niche where either engineering or scheduling requirements preclude other finishing options. The segment's process is used in a variety of industries, including aerospace, heavy machinery, medical, petroleum exploration, electric power generation, pulp and paper, printing and railroad. The diversity of industries served helps to mitigate the impact of economic cycles on the business.

Competition

         Brush plating technology was developed in the 1940's in France and virtually everyone involved in this industry draws their formulations from the same core technology. The industry is fragmented into numerous product and service suppliers, resulting in a highly competitive environment. The Metal Finishing segment attempts to differentiate itself from the competition by creating high value applications for larger, technically demanding customers. The Company's Metal Finishing segment believes that it is the largest supplier of brush plating supplies and service in the world and the only supplier with strong technical and product development capabilities.

Customers

         The Metal Finishing business segment has a customer base of approximately 1,500 customers. However, approximately 10 to 12 customers, all of whom come from different industries, account for approximately half of the segment's annual sales. In fiscal 2001, no one customer accounted for 10% or more of the segment's net sales.

4. General
   -------

         Information concerning the Company's reportable business segments as contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001 is incorporated herein by reference.

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

D.       EMPLOYEES

         The number of the Company's employees decreased from 792 at the beginning of the fiscal year to 780 at the end of the fiscal year.

ITEM 2. PROPERTIES
------------------

         The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is general purpose machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2001 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

         - The Turbine Component Services and Repair segment has six (6) facilities with a total of 296 thousand square feet that are involved in the repair and remanufacture jet engine and industrial turbine components. Three of these plants are located in Cork, Ireland (137 thousand square feet), one in Minneapolis, Minnesota (59 thousand square feet) and two in Tampa, Florida (73 thousand square feet). A portion of the Minneapolis plant is also the site of some of the Company's machining operations. All of these facilities are owned, except for a leased 5 thousand square foot facility in Tampa, Florida.
         - The Aerospace Component Manufacturing segment operates in a single owned 262 thousand square foot facility located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.
         - The Metal Finishing segment is headquartered in an owned 30 thousand square foot plant in Independence, Ohio. The segment operates a leased 6 thousand square foot plant in Redditch, England. The Metal Finishing segment also leases space for sales offices and/or for its contract plating services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Tacoma
                  (Fife), Washington; Houston, Texas; and Paris (Saint-Maur), France (totaling approximately 27 thousand square feet).

ITEM 3. LEGAL PROCEEDINGS
-------------------------

         In the normal course of business, the Company may, from time to time, be involved in pending legal actions. To the knowledge of the Company, the only pending legal actions existing as of September 30, 2001, in which the Company was a defendant, consist of the following:

         On September 13, 2000, a former employee ("Plaintiff") filed a complaint in the Cuyahoga County Court of Common Pleas alleging certain wrongdoing on the part of the Company, including wrongful termination of the Plaintiff. The Plaintiff seeks unspecified compensatory and punitive damages. Plaintiff voluntarily dismissed the suit without prejudice during 2001. The Plaintiff may refile the complaint within a prescribed time period. The Company believes that the allegations are without merit and would continue to vigorously defend its position.

         In May 1999, an employee ("Employee") filed an employment intentional tort action against the Company in conjunction with a serious injury suffered by the employee. The Employee has alleged personal injury in excess of $25.0 million and unspecified punitive damages. The Company has filed an Answer denying liability. Discovery is underway.

         In connection with the preceding litigation, the Company filed a complaint in the Cuyahoga County Court of Common Pleas against the Company's insurance carrier on the grounds that it has refused to provide indemnity to the Company for the preceding employment intentional tort action. Policy limits are $1.0 million after the Company first pays a self-insured retention of $0.5 million. The Company's complaint seeks a declaratory judgment that the insurance carrier owes a duty to indemnify the Company with respect to the preceding action. The parties have exchanged cross-Motions for Summary Judgment. The Motions remain pending.

         Recently, there have been communications from the Employee's counsel and counsel for the Company's insurance carrier about a potential settlement of both actions involving both monetary payments as well as a continued employment relationship between the Company and the Employee. These discussions are ongoing and the eventual outcome is uncertain.

         The Company cannot reasonably estimate future costs related to these matters and other matters that may arise. Although it is possible that the Company's future operating results could be affected by future cost of litigation, it is management's belief at this time that such costs will not have a material adverse affect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
----------------------------------------------------------------------------
MATTERS
-------

         The information required by Part II, Item 5 is incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001. The Company's common stock is traded on the American Stock Exchange (under the symbol: SIF). As of December 7, 2001, the Company had 757 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

         The information required by Part II, Item 6 is incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The information required by Part II, Item 7 is incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

         The financial statements required by Part II, Item 8 are incorporated herein by reference to the information contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
------------------------------------------------------------------------------
DISCLOSURE
----------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT
--------------------------------------------------------------------------

          Information regarding Directors of the Company, as required by Part III, Item 10, is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 14, 2001, filed in connection with the Company's Annual Meeting of Shareholders to be held January 29, 2002.

          The Executive Officers of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. The Executive Officers and Key Employees as of December 14, 2001 were as follows:

Name                                Age               Title and Business Experience
----                                ---               -----------------------------

Jeffrey P. Gotschall(1)             53               Director of the Company since 1986; Elected Chairman of the Board in 2001;
                                                     Chief Executive Officer since 1990 and President since 1989; Chief
                                                     Operating Officer from 1986 to 1990; Mr. Gotschall previously served the Company from 1986 through 1989 as Executive Vice President and from 1985 through 1989 as President of SIFCO Turbine Component
                                                     Services.

Frank A. Cappello                   43               Vice President-Finance and Chief Financial Officer since February 21, 2000, the date on which he initially joined the Company.

Hudson D. Smith(1)                  50               Director of the Company since 1988. Mr. Smith serves as Treasurer of
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

Timothy V. Crean                    53               Executive Vice-President of SIFCO Industries, Inc. since 1998.  Managing
                                                     Director of the SIFCO Turbine Components Services and Repair Group
                                                     since 1995, and Managing Director of SIFCO Turbine Components, Ltd.
                                                     since 1986.

Carolyn J. Buller, Esq.             46               Secretary and General Counsel since November 8, 2000.  Ms. Buller is a partner in the law firm of Squire, Sanders & Dempsey and has been an attorney with the firm since 1981.

Remigijus H. Belzinskas             45               Corporate Controller since June 21, 2000, the date on which he initially joined the Company.

         (1) Charles H. Smith, Jr. is the father of Hudson D. Smith and the uncle of Jeffrey P. Gotschall, who are first cousins.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

          The information required by Part III, Item 11 is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 14, 2001, filed in connection with the Company's Annual Meeting of Shareholders to be held January 29, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

          The information required by Part III, Item 12 is incorporated herein by reference to the information contained in the Company's Proxy Statement dated December 14, 2001, filed in connection with the Company's Annual Meeting of Shareholders to be held January 29, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

          Not applicable.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

         (a)(1) FINANCIAL STATEMENTS:
                ---------------------

         The following consolidated financial statements contained in the Company's Annual Report to Shareholders for the year ended September 30, 2001, are incorporated herein by reference:

         Consolidated Statements of Income for the Years Ended September 30, 2001, 2000 and 1999.

         Consolidated Balance Sheets - September 30, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000 and 1999.

         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2001, 2000 and 1999.

         Notes to Consolidated Financial Statements - September 30, 2001, 2000 and 1999.

         Report of Independent Public Accountants.

         (a)(2) FINANCIAL STATEMENT SCHEDULES:
                ------------------------------

         Report of Independent Public Accountants on the Financial Statement Schedule.

         Schedule II - Allowance for Doubtful Accounts for the Years
                       Ended September 30, 2001, 2000 and 1999.

          Financial statement schedules, other than Schedule II are not presented because the information is not required or it is furnished elsewhere.

          (a)(3) EXHIBITS:
                 ---------

EXHIBIT NO.                             DESCRIPTION                                   LOCATION
-----------                             -----------                                   --------

    (3)       Second Amended Articles of Incorporation, as amended, and Amended
              Code of Regulations                                                       (A)

    (4)       Instruments defining the rights of security holders                       (B)

    (9)       Voting Trust Agreement, as amended                                        (C)

    (10)  Material Contracts:

          (a) 1989 Stock Option Plan                                                    (D)

          (b) Incentive Compensation Plan, as amended and restated                      (E)

          (c) Deferred Compensation Program, as amended and restated                    (E)

          (d) Form of Indemnification Agreement between the Registrant and each
              of its Directors and Executive Officers                                   (C)

          (e) 1998 Long-Term Incentive Plan                                             (F)

          (f) Change in Control Severance Agreement between the Company                 (G)
              and Frank Cappello, dated September 28, 2000

          (g) Change in Control Severance Agreement between the Company                 (G)
              and Hudson Smith, dated September 28, 2000

          (h) Change in Control Severance Agreement between the Company                 (G)
              and Remigijus Belzinskas, dated September 28, 2000

          (i) Change in Control Agreement between the Company and Frank                 (G)
              Cappello, dated November 9, 2000

    (13)      Annual Report to Shareholders for the year ended September 30,
              2001

    (21)      Subsidiaries of the Company

    (23)      Consent of Arthur Andersen LLP

    (99)      Report of Independent Public Accountants on the Financial
              Statement Schedule II - Allowance for Doubtful Accounts for the
              Years Ended September 30, 2001, 2000 and 1999.

LOCATION REFERENCE
------------------

    (A)   Incorporated herein by reference to Form 10-K, September 30, 1986

    (B)   Incorporated herein by reference to Form 10-K, September 30, 1987

    (C)   Incorporated herein by reference to Form 10-K, September 30, 1988

    (D)   Incorporated herein by reference to Form 10-K, September 30, 1989

    (E)   Incorporated herein by reference to Form 10-K, September 30, 1995

    (F) Incorporated herein by reference to Appendix A to the Proxy Statement for the Annual Meeting of Shareholders held January 26, 1999

    (G)   Incorporated herein by reference to Form 10-Q/A, December 31, 2000

          (b)(1) REPORTS ON FORM 8-K
                 -------------------

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SIFCO Industries, Inc. and Subsidiaries

                                  By: /s/ Frank A. Cappello
                                  ------------------------------
                                  Vice President-Finance
                                  and Chief Financial Officer
                                  (Principal Financial Officer)
                                  Date: December 14, 2001





           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 14, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

           /s/ Charles H. Smith, Jr.              /s/ Richard S. Gray
           -------------------------              -------------------
           Charles H. Smith, Jr.                  Richard S. Gray
           Chairman Emeritus                      Director
           Director

           /s/ Jeffrey P. Gotschall               /s/ Thomas J. Vild
           ------------------------               ------------------
           Jeffrey P. Gotschall                   Thomas J. Vild
           Chairman;                              Director
           President; Chief Executive Officer;
           Director

           /s/ Hudson D. Smith                    /s/ J. Douglas Whelan
           ----------------------                 -----------------------
           Hudson D. Smith                        J. Douglas Whelan
           Treasurer; Director                    Director

           /s/ Maurice Foley                      /s/ Remigijus H. Belzinskas
           ------------------                     ---------------------------
           Maurice Foley                          Remigijus H. Belzinskas
           Director                               Corporate Controller
                                                  (Principal Accounting Officer)