Form 10-Q
period 2001-12-31
SIFCO INDUSTRIES INC
filed 2002-02-11
CIK 90168

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 2001
                                                -----------------

                         Commission File Number: 1-5978

                             SIFCO Industries, Inc.
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


As of January 31, 2002, the issuer had 5,120,433 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                 Three Months Ended
                                                                     December 31
                                                               ------------------------
                                                                    2001          2000
                                                                    ----          ----
Net sales                                                      $  20,338     $  25,185
Operating expenses:
    Cost of goods sold--products and services                     18,257        20,751
    Cost of goods sold--inventory impairment charges               2,814           103
    Selling, general and administrative expenses                   2,918         2,955
    Asset impairment charges                                       1,380           ---
                                                               ----------    ----------
         Total operating expenses                                 25,369        23,809
                                                               ----------    ----------

         Operating income (loss)                                  (5,031)        1,376

Interest income                                                     ( 92)          (72)
Interest expense                                                     226           291
Foreign currency exchange loss, net                                  105           595
Other expense (income), net                                         (110)          (26)
                                                               ----------    ----------
         Income (loss) before income tax provision                (5,160)          588
Income tax provision (benefit)                                    (1,470)          286
                                                               ----------    ----------

         Net income (loss)                                     $  (3,690)    $     302
                                                               ==========    ==========


Net income (loss) per share (basic)                            $   (0.71)    $     .06
Net income (loss) per share (diluted)                          $   (0.71)    $     .06

Weighted-average number of common shares (basic)                   5,225         5,135
Weighted-average number of common shares (diluted)                 5,248         5,155



See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                                                     December 31          September 30
                                                                                        2001                  2001
                                                                                  ------------------     ------------------
                                                                                     (Unaudited)
                                                       ASSETS
       CURRENT ASSETS:
              Cash and cash equivalents                                                    $  10,902              $  13,787
              Receivables, net                                                                14,019                 18,705
              Inventories                                                                     15,760                 18,013
              Deferred income taxes                                                            1,709                  1,709
              Prepaid expenses and other current assets                                          838                    578
                                                                                  ------------------     ------------------
                         Total current assets                                                 43,228                 52,792

       PROPERTY, PLANT AND EQUIPMENT, NET                                                     28,929                 29,383

       OTHER ASSETS:
              Funds held by trustee for capital project                                          ---                     92
              Goodwill and other intangible assets, net                                        2,743                  3,558
              Other assets                                                                       829                    771
                                                                                  ------------------     ------------------
                         Total other assets                                                    3,572                  4,421
                                                                                  ------------------     ------------------

                             Total assets                                                  $  75,729              $  86,596
                                                                                  ==================     ==================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

       CURRENT LIABILITIES:
              Current maturities of long-term debt                                         $   1,430              $   1,430
              Accounts payable                                                                 5,606                  6,717
              Other accrued liabilities                                                        6,204                  7,702
                                                                                  ------------------     ------------------
                         Total current liabilities                                            13,240                 15,849

       LONG-TERM DEBT--NET OF CURRENT MATURITIES                                              11,482                 15,107

       OTHER LONG-TERM LIABILITIES                                                             5,865                  6,266

       SHAREHOLDERS' EQUITY:
              Serial preferred shares, no par value                                              ---                    ---
              Common shares, par value $1 per share                                            5,308                  5,308
              Additional paid-in capital                                                       6,783                  6,783
              Retained earnings                                                               41,925                 45,615
              Accumulated other comprehensive loss                                            (7,906)                (7,423)
              Unearned compensation--restricted common shares                                   (437)                  (460)
              Common shares held in treasury at cost                                            (531)                  (449)
                                                                                  ------------------     ------------------
                         Total shareholders' equity                                           45,142                 49,374
                                                                                  ------------------     ------------------

                             Total liabilities and shareholders' equity                    $  75,729              $  86,596
                                                                                  ==================     ==================



See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                            Three Months Ended
                                                                                                December 31

                                                                                         ------------------------
                                                                                              2001          2000
                                                                                              ----          ----
      CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                                           $     (3,690) $        302
          Adjustments to reconcile net income to net cash
              provided by operating activities:
                 Depreciation and amortization                                               1,244         1,106
                 Gain on disposal of property and equipment                                     (8)          ---
                 Inventory and asset impairment charges                                      4,194           103

                 CHANGES IN OPERATING ASSETS AND LIABILITIES:
                     Receivables                                                             4,686         1,431
                     Inventories                                                              (560)          963
                     Prepaid expenses and other current assets                                (260)         (109)
                     Other assets                                                             (243)         (106)
                     Accounts payable                                                       (1,112)       (2,733)
                     Accrued liabilities                                                    (2,064)          162
                     Other long-term liabilities                                              (284)         (118)
                                                                                         ----------    ----------

                        Net cash provided by operating activities                            1,903         1,001

      CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures                                                              (1,180)         (830)
          Decrease (increase) in funds held by trustee for capital project                      92            (9)
          Proceeds from sale of property, plant and equipment                                   18           ---
          Other                                                                                (34)           60
                                                                                         ----------    ----------

                        Net cash used for investing activities                              (1,104)         (779)

      CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from revolving credit agreement                                           6,404         8,252
          Repayments of revolving credit agreement                                          (9,729)       (5,406)
          Repayments of long-term debt                                                        (300)         (300)
          Repurchase of common shares                                                          (82)          ---
          Issuance of common shares                                                             23             4
                                                                                         ----------    ----------

                        Net cash provided by (used for) financing activities                (3,684)        2,550

      Decrease in cash and cash equivalents                                                 (2,885)        2,772
      Cash and cash equivalents at the beginning of the period                              13,787         4,687
      Effect of exchange rate changes on cash and cash equivalents                             ---           387
                                                                                         ----------    ----------

      Cash and cash equivalents at the end of the period                              $     10,902  $      7,846
                                                                                         ==========    ==========

      Supplemental disclosure of cash flow information:

          Cash paid for interest                                                      $       (249) $       (237)
          Cash recovered (paid) for income taxes, net                                         (237)           (1)



See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included herein include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the SIFCO Industries, Inc. and Subsidiaries ("Company") fiscal 2001 annual report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

2.   NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt this standard on October 1, 2002, the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. Under SFAS No. 142, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The adoption will result in no further amortization of goodwill. Amortization of goodwill during the quarter ended December 31, 2001 was $29. At this time, the Company has not prepared an analysis of this standard to determine if an impairment charge would be recognized upon adoption.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligation of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard on October 1, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt this standard on October 1, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

3.  INVENTORIES

Inventories consist of:

                                            December 31          September 30
                                               2001                 2001
                                        ------------------    -----------------

     Raw material and supplies       $            4,865    $            5,714
     Work-in-process                              5,312                 5,905
     Finished goods                               5,583                 6,394
                                        ------------------    -----------------

           Total inventories         $           15,760    $           18,013
                                        ==================    =================

If the FIFO method had been used for the entire Company, inventories would have been $2,900 and $2,884 higher than reported at December 31, 2001 and September 30, 2001, respectively.

4.   INVENTORY AND ASSET IMPAIRMENT CHARGES

During the first quarter of fiscal 2002, the Company's Turbine Component Service and Repair Group ("Repair Group") performed an evaluation of its existing operations in light of the current and anticipated impacts on its business of the September 11, 2001 terrorist attacks on the United States. The principal result of this evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally JT8D. Consequently, the Repair Group recognized, during the first quarter of fiscal 2002, $4.1 million of asset impairment charges. These charges included inventory write-downs of $2.7 million, a goodwill write-off of $0.7 million and $0.7 million of equipment write-downs.

As a direct consequence of the September 11, 2001 terrorist attacks on the United States, the demand for JT8D jet engine repair services experienced an accelerated and substantial decline during the first quarter of fiscal 2002. Because of the foregoing and as a result of the Company's decision to reduce certain of its capacity to repair components principally related to the JT8D engine, the recoverability of the carrying value of the related inventory has been adversely affected. Consequently, an inventory write-down in the first quarter of fiscal 2002 was determined to be appropriate. The write-off of goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. The fixed asset write-downs relate to equipment that will be disposed as a consequence of the Company's decision to reduce certain of its capacity to repair components principally related to the JT8D jet engine. The realization of these assets was determined based on estimated current market value.

In the first quarter of fiscal 2002, $33 of severance charges were incurred associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines, principally JT8D. Additional charges will be recorded in the second quarter of fiscal 2002 for severance costs of $138 associated with the same reduction.

5.   COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income (loss) is as follows:

                                                          Three Months Ended
                                                              December 31
                                                      --------------------------
                                                          2001             2000
                                                          ----             ----

Net income (loss)                                   $     (3,690)   $       302
Foreign currency translation adjustment                      (34)         1,534
Cumulative effect adjustment of interest rate
    swap agreement, net of tax                               ---            135
Gain (loss) on interest rate swap agreement                   40           (152)
Loss on currency exchange contracts                         (415)           ---
Minimum pension liability adjustments                        (74)           ---
                                                      -----------     ----------

           Total comprehensive income (loss)        $     (4,173)   $     1,819
                                                      ===========     ==========

The components of accumulated other comprehensive loss are as follows:


                                                               December 31        September 30
                                                                  2001                2001
                                                          ------------------  -----------------
Foreign currency translation adjustment                      $       (7,153)     $      (7,119)
Interest rate swap adjustment                                          (264)              (304)
Currency exchange contract adjustment                                  (415)               ---
Minimum pension liability adjustments                                   (74)               ---
                                                             ---------------     --------------

           Total accumulated other comprehensive loss        $       (7,906)     $      (7,423)
                                                             ===============     ==============


6.   BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services provided. The Turbine Component Services and Repair ("Repair") segment consists primarily of the repair and remanufacture of jet engine (aerospace) turbine components. The Repair business is also involved in the repair of industrial land-based gas turbine components and precision machining for aerospace applications. The Aerospace Component Manufacturing ("ACM") segment consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry as well as several other industrial markets. The Metal Finishing segment is a provider of a specialized electroplating process called brush plating, which is used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.

Segment information is as follows:

                                                                          Three Months Ended
                                                                              December 31
                                                                       --------------------------
                                                                             2001           2000
                                                                             ----           ----
    Net sales:
       Turbine Component Service and Repair                           $     9,612    $    13,776
       Aerospace Component Manufacturing                                    8,136          8,969
       Metal Finishing                                                      2,590          2,440
                                                                       -----------     ----------

           Consolidated net sales                                     $    20,338    $    25,185
                                                                       ===========     ==========

    Operating income (loss):
        Turbine Component Service and Repair                          $    (5,284)   $     1,017
        Aerospace Component Manufacturing                                     293            458
        Metal Finishing                                                       365            299
        Corporate unallocated expenses                                       (405)          (398)
                                                                       -----------     ----------

           Consolidated operating income (loss)                            (5,031)         1,376

    Interest expense, net                                                     134            219
    Foreign currency exchange loss , net                                      105            595
    Other (income) expense, net                                              (110)           (26)
                                                                       -----------     ----------

           Consolidated income (loss) before income tax provision     $    (5,160)   $       588
                                                                       ===========     ==========


7.   FUNCTIONAL CURRENCY

The U.S. dollar is the functional currency for all of the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For these operations, all gains and losses from currency transactions, if any, are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Translation adjustments are reported as a component of accumulated other comprehensive loss.

8.   LONG-TERM DEBT

During the second quarter of fiscal 2002, the Company amended its revolving credit agreement to better support the Company's needs in the current business environment and among other things, modified certain financial covenant requirements and granted the lending institution a security interest in the accounts receivable, inventories and equipment of the Company's U.S. operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement of the jet engine manufacturers into turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) fluctuating foreign currency (euros) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology; (6) stability of government laws and regulations, including taxes; (7) stable governments and business conditions in economies where business is conducted; and (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States.

SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat treating, coating, welding, machining and brush plating. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and brush plating solutions and equipment.

A.   RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

Net sales in the first three months of fiscal 2002 declined by 19.2% to $20.3 million, compared with $25.2 million for the comparable period in fiscal 2001. Loss before income tax provision in the first three months of fiscal 2002 was $5.2 million, compared with income before income tax provision of $0.6 million for the comparable period in fiscal 2001. For the first three months of fiscal 2002 the Company incurred a net loss of $3.7 million, or $(0.71) per share (diluted), compared with net income of $0.3 million, or $0.06 per share (diluted) in the same period in fiscal 2001.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $9.6 million in the first quarter of fiscal 2002, down $4.2 million, or 30.2%, from $13.8 million in the comparable fiscal 2001 period. Demand for component repairs for virtually all models of large jet engines, especially the older models, was down in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2001 was accelerated/exacerbated during the first quarter of fiscal 2002 as a direct consequence of the September 11, 2001 terrorist attacks on the United States as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the impact of the terrorist attacks on the commercial airline industry in general has also resulted in the reduced demand for repairs of newer model jet engines due to reduced commercial flight demand, which determines the need for such repairs. Revenues associated with the demand for replacement parts that complement repair services provided to customers were also down in the first quarter of fiscal 2002 because of the reduced repair volumes in general.

Operating income (loss) in the first quarter of fiscal 2002 decreased $6.3 million from $1.0 million of income in the same period in fiscal 2001 to a $5.3 million loss. Included in the decreased operating results for the first quarter of fiscal 2002 were charges aggregating $4.1 million related to inventory write-down ($2.7 million), the impairment of goodwill ($0.7 million) and the impairment of equipment ($0.7 million). During the first quarter of fiscal 2002, the Repair group performed an evaluation of its existing operations in light of the current and anticipated impacts of the September 11, 2001 terrorist attacks on its business. The principal result of this evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first fiscal quarter of fiscal 2002, the aforementioned charges. The remaining $2.2 million decrease in operating results during the first quarter of fiscal 2002, compared to the same period in fiscal 2001, was primarily due to the negative impact on margins of the reduced sales volumes for repair services and related replacement parts.

During the first quarter of fiscal 2002, the Repair Group's selling, general and administrative expenses increased $1.4 million to $2.6 million, or 26.9% of net sales, from $1.2 million, or 9.3% of net sales, in the same period in fiscal 2001. Included in the $2.6 million of selling, general and administrative expenses for the first quarter of fiscal 2002 were the $1.4 million of charges related to the goodwill and equipment impairments. The remaining $1.2 million of selling, general and administrative expenses for the first quarter of fiscal 2002 represented 12.6 % of net sales. In the first quarter of fiscal 2002, $.03 million of severance charges was incurred associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines, principally JT8D. Additional charges will be recorded in the second quarter of fiscal 2002 for severance costs of $0.1 million associated with the same reduction.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first quarter of fiscal 2002 declined 9.3% to $8.1 million, compared with $9.0 million in the same fiscal 2001 period. The decrease in net sales is primarily attributable to a decrease in the number of AE series new generation jet engines to be built by Rolls-Royce for business and regional jets as a direct consequence of the reduced flight schedules, cancellation of aircraft orders, workforce reductions and declining financial performance of the airline industry in the wake of the September 11, 2001 terrorist attacks on the United States. Net sales were also reduced by $0.1 million due to a reduction in selling prices to its largest customer that were negotiated during the first quarter of fiscal 2002. These decreases in net sales during the first quarter of fiscal 2002 were partially offset by an increase in shipments of components for military aircraft.

The ACM Group's operating income in the first quarter of fiscal 2002 was $0.3 million, or 3.6% of net sales, compared with $0.5 million, or 5.1% of net sales in the same fiscal 2001 period. The primary factor impacting the ACM Group's operating income in the first quarter of fiscal 2002 is a $0.1 million reduction in selling prices to its largest customer that was negotiated during the first quarter of fiscal 2002 and is expected to impact future periods. The Company believes that the impact of this selling price reduction may be at least partially offset in future periods by the implementation of several cost savings initiatives that the Company is pursuing. In addition, the overall lower net sales level negatively impacted operating income in the first quarter of fiscal 2002. Selling, general and administrative expenses were $0.6 million in the first quarter of fiscal 2002, compared with $0.5 million in the first quarter of fiscal 2001. Selling, general and administrative expenses were negatively impacted by higher variable selling expense due to product mix and an increase in the ACM Group's allowance for bad debts, offset in part by a reduction in travel expenses in the wake of the events of September 11.

METAL FINISHING GROUP

Net sales in the first quarter of fiscal 2002 increased 6.1% to $2.6 million, compared with $2.4 million for the comparable period in fiscal 2001. Product sales, consisting of brush plating equipment and solutions and representing 54.6% of total Metal Finishing Group net sales, decreased $0.2 million, or 12.6%. Product net sales declined due to overall economic weakness in aerospace, steel, railroad and pulp and paper industries. Contract service net sales, representing 43.8% of total Metal Finishing Group net sales, increased $0.3 million or 43.7% in the first three months of fiscal 2002, compared with the same period in fiscal 2001. Contract service net sales benefited from several large contracts.

The Metal Finishing Group's operating income in the first quarter of fiscal 2002 was $0.4 million, or 14.1% of net sales, compared with $0.3 million, 12.3% of net sales, in the comparable period in fiscal 2001. The higher sales volume accounted for a portion of the increase in operating income. In addition operating income benefited from improved margins due to better labor utilization rates in contract sales associated with the higher sales volume. First quarter fiscal 2002 operating income also benefited from lower selling, general and administrative expenses as a result of a reduction in advertising and travel expenditures in the wake of the events of September 11, 2001. The Company does not anticipate experiencing similar cost reductions in future periods as business activity returns to historical levels.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses were $0.4 million in both the first quarters of fiscal 2002 and 2001. Lower expenses related to management incentive expense and public company expenses favorably impacted corporate unallocated expenses. Higher consulting expense and compensation and benefit expenses offset these decreases.

OTHER/GENERAL

Interest income increased slightly due to higher average cash and cash equivalent balances outstanding during the first quarter of fiscal 2002, compared with the comparable period in fiscal 2001, partially offset by lower interest rates. Interest expense decreased to $0.2 million in the first quarter of fiscal 2002, compared with $0.3 million in the first quarter of fiscal 2001 due to overall lower average borrowings under the Company's revolving credit agreement as well as lower interest rates.

Foreign currency exchange loss decreased to $0.1 million in the first quarter of fiscal 2002, compared with $0.6 million in the first quarter of fiscal 2001. Foreign currency exchange loss decreased in part because effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. Other income increased approximately $0.1 million due to an increase in the amount of income from Irish government agencies that was recognized by the Company's Irish subsidiary as well as a one time gain from the sale of the ACM Group's interest in certain natural gas wells.

The Company's consolidated income tax benefit of $1.5 million results in an effective tax rate of 28.5% in the first quarter of fiscal 2002. Expenses not deductible for tax purposes, primarily the write-off of the Repair Group's goodwill of $0.7 million, resulted in an effective tax benefit lower than the statutory rate.

B.   LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the first quarter of fiscal 2002 to $10.9 million from $ 13.8 million at September 30, 2001. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. During first quarter of fiscal 2002, the Company received a distribution of $2.5 million from one of its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement.

Cash flow activity for the first quarter of fiscal 2002 is presented in the Consolidated Condensed Statement of Cash Flows. Due to lower net sales, cash was provided by a $1.7 million decrease in the ACM Group's accounts receivable, as well as a $2.8 million decrease in the Repair Group's accounts receivable. ACM Group inventories increased $0.7 million due to lower sales in part attributable to order rescheduling, reduction or cancellation in response to the events of September 11, 2001. The combined $3.2 million decrease in accounts payable and accrued liabilities is due primarily to lower operating expenses and inventory purchases, the payment of fiscal 2001 incentives and lower overall purchasing activity due to lower sales. Working capital was $30.0 million at December 31, 2001, compared with $36.9 million at September 30, 2001. The current ratio was
3.3 at both December 31 and September 30, 2001.

Capital expenditures were $1.2 million in the first three months of fiscal 2002, compared with $0.8 million in the comparable period in fiscal 2001. The Company anticipates making a total of $3.2 million of capital expenditures during fiscal 2002. These capital expenditures consist of expenditures that will enhance the Repair Group's turbine repair services, other new equipment and the upgrade of existing equipment.

The Company's long-term debt as a percentage of equity at December 31, 2001 was 25.4%, compared with 30.6% at September 30, 2001. At December 31, 2001, the Company had $1.6 million outstanding against its $10.0 million revolving credit agreement.

During the first quarter of fiscal 2002, the Company repurchased 16,600 shares of its Common Shares, bringing the total repurchased under the Company's Common Share repurchase program to 87,300 of the 100,000 shares approved. No dividends were declared during the first quarter of fiscal 2002.

The Company believes that the funds available under its revolving credit facility and anticipated funds generated from its operations will be adequate to meet its liquidity requirements through the foreseeable future.

EFFECTS OF FOREIGN CURRENCY AND INFLATION

The Company operates internationally and enters into transactions denominated in non-U.S. dollar currencies. As a result, the Company is subject to the variability that arises from exchange rate movements. The impact of changes in exchange rates on the operating results of the Company was discussed previously.

The Company believes that inflation has not materially affected its results of operations in the first quarter of fiscal 2002 and does not expect inflation to be a significant factor for the balance of fiscal 2002.

C.   RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt this standard on October 1, 2002, the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. Under SFAS No. 142, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The adoption will result in no further amortization of goodwill. Amortization of goodwill during the quarter ended December 31, 2001 was $29. At this time, the Company has not prepared an analysis of this standard to determine if an impairment charge would be recognized upon adoption.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligation of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to adopt this standard on October 1, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt this standard on October 1, 2002. The Company has not yet determined the impact, if any, of adopting this standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company's products in transactions denominated in non-U.S. dollar currencies (primarily the euro), the payment, in local currency, of wages and other costs related to the Company's non-U.S. operations, and changes in interest rates on the Company's long-term debt obligations.

FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For these operations, all gains and losses from currency transactions, if any, are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average hates of exchange. Translation adjustments are reported as a component of accumulated other comprehensive income.

Historically, the Company has been able to mitigate the impact, if any, of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. At December 31, 2001, the Company had several forward exchange contracts outstanding for durations of up to nine months to purchase foreign currencies aggregating U.S. $13.0 million.

INTEREST RATE RISK

There have been no material changes to the Company's interest rate risk during the three months ended December 31, 2001. For additional information refer to
Item 7 of the SIFCO Industries, Inc. Form 10-K for the year ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 15, 2001, a former employee ("Plaintiff") filed a complaint in the Cuyahoga County Court of Common Pleas alleging certain wrongdoing on the part of the Company, including wrongful termination of the Plaintiff. The Plaintiff seeks unspecified compensatory and punitive damages. The Company believes that the allegations are without merit and intends to vigorously defend its position.

For additional information regarding legal proceedings refer to Item 3 of the SIFCO Industries, Inc. Form 10-K for the year ended September 30, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


        EXHIBIT NO.                            DESCRIPTION                              LOCATION

            (3)              Second Amended Articles of Incorporation, as amended,         (A)
                             and Amended Code of Regulations

    Location Reference       (A)  Incorporated herein by reference to Form 10-K, September 30, 1986


(b)  Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K in the first quarter of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                                 SIFCO Industries, Inc.
                                                      (Registrant)


          Date    February 11, 2002              /s/ Jeffrey P. Gotschall
                                                 ------------------------
                                                   Jeffrey P. Gotschall
                                                        Chairman,
                                                      President and
                                                 Chief Executive Officer



          Date    February 11, 2002              /s/ Frank A. Cappello
                                                 ---------------------
                                                   Frank A. Cappello
                                                 Vice President-Finance
                                              (Principal Financial Officer)