Form 10-Q
period 2002-03-31
SIFCO INDUSTRIES INC
filed 2002-05-13
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended: March 31, 2002

                         Commission File Number: 1-5978

                             SIFCO Industries, Inc.
             (Exact name of registrant as specified in its charter)


                  Ohio                                           34-0553950
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 970 East 64th Street, Cleveland, Ohio                             44103
(Address of principal executive offices)                         (Zip Code)

                                 (216) 881-8600
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

As of April 30, 2002, the issuer had 5,207,733 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                       Three Months                      Six Months
                                                                           Ended                           Ended
                                                                         March 31                         March 31
                                                                -------------------------         -------------------------
                                                                  2002             2001             2002             2001
                                                                --------         --------         --------         --------
Net sales                                                       $ 20,747         $ 27,726         $ 41,085         $ 52,911
Operating expenses:
    Cost of goods sold -- products and services                   18,075           22,859           36,332           43,610
    Cost of goods sold -- inventory impairment charges               335              214            3,149              317
    Selling, general and administrative expenses                   4,074            3,394            6,992            6,349
    Asset impairment charges                                        --               --              1,380             --
                                                                --------         --------         --------         --------
         Total operating expenses                                 22,484           26,467           47,853           50,276
                                                                --------         --------         --------         --------

               Operating income (loss)                            (1,737)           1,259           (6,768)           2,635

Interest income                                                      (73)            (105)            (165)            (177)
Interest expense                                                     203              261              429              552
Foreign currency exchange loss (gain), net                            47             (593)             152                2
Other income, net                                                    (37)             (15)            (147)             (41)
                                                                --------         --------         --------         --------
               Income (loss) before income tax provision          (1,877)           1,711           (7,037)           2,299
Income tax provision (benefit)                                      (544)             716           (2,014)           1,002
                                                                --------         --------         --------         --------

               Net income (loss)                                $ (1,333)        $    995         $ (5,023)        $  1,297
                                                                ========         ========         ========         ========

Net income (loss) per share (basic)                             $  (0.26)        $   0.19         $  (0.96)        $   0.25
Net income (loss) per share (diluted)                           $  (0.26)        $   0.19         $  (0.96)        $   0.25

Weighted-average number of common shares (basic)                   5,214            5,135            5,221            5,135
Weighted-average number of common shares (diluted)                 5,232            5,150            5,241            5,153

See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                                                                      March 31           September 30
                                                                                        2002                 2001
                                                                                      --------             --------
                                                                                     (unaudited)
                                                       ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                      $  8,172             $ 13,787
       Receivables, net                                                                 15,248               18,705
       Inventories                                                                      14,798               18,013
       Deferred income taxes                                                             1,709                1,709
       Prepaid expenses and other current assets                                           491                  578
                                                                                      --------             --------
                  Total current assets                                                  40,418               52,792

PROPERTY, PLANT AND EQUIPMENT, NET                                                      29,717               29,383

OTHER ASSETS:
       Funds held by trustee for capital project                                          --                     92
       Goodwill and other intangible assets, net                                         2,670                3,558
       Other assets                                                                        950                  771
                                                                                      --------             --------
                  Total other assets                                                     3,620                4,421
                                                                                      --------             --------

                      Total assets                                                    $ 73,755             $ 86,596
                                                                                      ========             ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                           $  1,430             $  1,430
       Accounts payable                                                                  5,242                6,717
       Other accrued liabilities                                                         5,296                7,702
                                                                                      --------             --------
                  Total current liabilities                                             11,968               15,849

LONG-TERM DEBT -- NET OF CURRENT MATURITIES                                             12,294               15,107

OTHER LONG-TERM LIABILITIES                                                              5,692                6,266

SHAREHOLDERS' EQUITY:
       Serial preferred shares, no par value                                              --                   --
       Common shares, par value $1 per share                                             5,308                5,308
       Additional paid-in capital                                                        6,783                6,783
       Retained earnings                                                                40,592               45,615
       Accumulated other comprehensive loss                                             (7,876)              (7,423)
       Unearned compensation -- restricted common shares                                  (414)                (460)
       Common shares held in treasury at cost                                             (592)                (449)
                                                                                      --------             --------
                  Total shareholders' equity                                            43,801               49,374
                                                                                      --------             --------

                      Total liabilities and shareholders' equity                      $ 73,755             $ 86,596
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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                        Six Months Ended
                                                                                             March 31
                                                                                  -----------------------------
                                                                                    2002                 2001
                                                                                  --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $ (5,023)            $  1,297
    Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                             2,449                2,259
           Loss (gain) on disposal of property and equipment                            (5)                  32
           Deferred income taxes                                                        29                 --
           Inventory and asset impairment charges                                    4,529                  317

           CHANGES IN OPERATING ASSETS AND LIABILITIES:
               Receivables                                                           3,457                1,050
               Inventories                                                              66               (1,533)
               Prepaid expenses and other current assets                                87                   (6)
               Other assets                                                           (364)                 (74)
               Accounts payable                                                     (1,474)               1,720
               Accrued liabilities                                                  (2,972)                 701
               Other long-term liabilities                                            (438)                (336)
                                                                                  --------             --------
                  Net cash provided by operating activities                            341                5,427

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                            (3,107)              (1,885)
    Decrease (increase) in funds held by trustee for capital project                    92                  (17)
    Proceeds from sale of property, plant and equipment                                 24                 --
    Other                                                                              (55)                 (24)
                                                                                  --------             --------
                  Net cash used for investing activities                            (3,046)              (1,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit agreement                                        12,770               14,532
    Repayments of revolving credit agreement                                       (14,983)             (11,553)
    Repayments of long-term debt                                                      (600)                (600)
    Repurchase of common shares                                                       (143)                --
    Issuance of common shares                                                           46                    7
                                                                                  --------             --------
                  Net cash provided by (used for) financing activities              (2,910)               2,386

Increase (decrease) in cash and cash equivalents                                    (5,615)               5,887
Cash and cash equivalents at the beginning of the period                            13,787                4,687
Effect of exchange rate changes on cash and cash equivalents                          --                    (61)
                                                                                  --------             --------
Cash and cash equivalents at the end of the period                                $  8,172             $ 10,513
                                                                                  ========             ========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        $   (452)            $   (513)
    Cash paid for income taxes, net                                                   (764)                (373)

See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Amounts in thousands)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements included herein include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the SIFCO Industries, Inc. ("Company") fiscal 2001 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

2.       INVENTORIES

Inventories consist of:

                                              March 31         September 30
                                                2002               2001
                                               -------            -------
         Raw materials and supplies            $ 4,687            $ 5,714
         Work-in-process                         4,639              5,905
         Finished goods                          5,472              6,394
                                               -------            -------

               Total inventories               $14,798            $18,013
                                               =======            =======

If the FIFO method had been used for the entire Company, inventories would have been $2,918 and $2,884 higher than reported at March 31, 2002 and September 30, 2001, respectively.

3.       LONG-TERM DEBT

The maturity date of the Company's existing $10.0 million revolving credit agreement with National City Bank was extended to March 31, 2004.

4.     COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income (loss) is as follows:

                                                             Three Months Ended                      Six Months Ended
                                                                  March 31                                March 31
                                                         ---------------------------             ---------------------------
                                                          2002                2001                2002                 2001
                                                         -------             -------             -------             -------
Net income (loss)                                        $(1,333)            $   995             $(5,023)            $ 1,297
Foreign currency translation adjustment                      (20)             (1,529)                (54)                  5
Cumulative effect adjustment of interest rate
    swap agreement, net of tax                              --                  --                  --                   135
Interest rate swap adjustment                                 58                (128)                 98                (280)
Currency exchange contract adjustment                         (8)                (86)               (423)                (86)
Minimum pension liability adjustment                        --                  --                   (74)               --
                                                         -------             -------             -------             -------
           Total comprehensive income (loss)             $(1,303)            $  (748)            $(5,476)            $ 1,071
                                                         =======             =======             =======             =======

The components of accumulated other comprehensive loss are as follows:

                                                                March 31           September 30
                                                                  2002                 2001
                                                                 -------             -------
Foreign currency translation adjustment                          $(7,173)            $(7,119)
Interest rate swap adjustment                                       (206)               (304)
Currency exchange contract adjustment                               (423)               --
Minimum pension liability adjustment                                 (74)               --
                                                                 -------             -------
           Total accumulated other comprehensive loss            $(7,876)            $(7,423)
                                                                 =======             =======

5.     BUSINESS SEGMENTS

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

Segment information is as follows:

                                                                       Three Months Ended                  Six Months Ended
                                                                            March 31                           March 31
                                                                     -------------------------         -------------------------
                                                                       2002             2001             2002             2001
                                                                     --------         --------         --------         --------
Net sales:
   Turbine Component Services and Repair                             $  9,539         $ 14,742         $ 19,151         $ 28,518
   Aerospace Component Manufacturing                                    8,704           10,328           16,840           19,297
   Metal Finishing                                                      2,504            2,656            5,094            5,096
                                                                     --------         --------         --------         --------
       Consolidated net sales                                        $ 20,747         $ 27,726         $ 41,085         $ 52,911
                                                                     ========         ========         ========         ========

Operating income (loss):
    Turbine Component Services and Repair                            $   (883)        $    696         $ (6,167)        $  1,714
    Aerospace Component Manufacturing                                    (691)             592             (398)           1,050
    Metal Finishing                                                       307              485              672              783
    Corporate unallocated expenses                                       (470)            (514)            (875)            (912)
                                                                     --------         --------         --------         --------
       Consolidated operating income (loss)                            (1,737)           1,259           (6,768)           2,635

Interest expense, net                                                     130              156              264              375
Foreign currency exchange loss , net                                       47             (593)             152                2
Other (income) expense, net                                               (37)             (15)            (147)             (41)
                                                                     --------         --------         --------         --------
       Consolidated income (loss) before income tax provision        $ (1,877)        $  1,711         $ (7,037)        $  2,299
                                                                     ========         ========         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers into turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) fluctuating foreign currency (euros) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of land-based turbine repair processes; (6) regressive pricing pressures on the Company's products or services, with productivity improvements as the primary way to maintain margins; (7) success with the further development of strategic alliances, including joint ventures, with certain jet engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines/engine over-haul companies, reduced number of aircraft in service, and accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbojet engines utilized in the regional airline market; (10) stability of government laws and regulations, including taxes; and (11) stable governments and business conditions in economies where business is conducted.

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

A.       RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2001

Net sales in the first six months of fiscal 2002 decreased 22.4% to $41.1 million, compared with $52.9 million for the comparable period in fiscal 2001. Loss before income tax benefit in the first six months of fiscal 2002 was $7.0 million, compared with income before income tax provision of $2.3 million for the comparable period in fiscal 2001. For the first six months of fiscal 2002 the Company incurred a net loss of $5.0 million, or $0.96 per share (diluted), compared with net income of $1.3 million, or $0.25 per share (diluted) for the comparable period in fiscal 2001.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $19.2 million in the first six months of fiscal 2002, down $9.3 million, or 32.8%, from $28.5 million in the comparable fiscal 2001 period. Component repair sales were down $5.0 million in the first six months of fiscal 2002 compared with the same period in 2001. Demand for component repairs for virtually all models of large jet engines, especially the older models, was down in the first six months of fiscal 2002 compared with the same period in fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Repair Group in fiscal 2001 was accelerated during the first six months of fiscal 2002. This was a direct consequence of the September 11, 2001 terrorist attacks on the United States, as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the terrorist attacks have reduced commercial flight demand, which in turn negatively impacts the demand for repairs to newer model engines. Revenues from the sale of replacement parts that complement component repair services were down $4.3 million in the first six months of fiscal 2002 compared with the same period in 2001, due principally to lower overall component repair volumes.

During the first six months of fiscal 2002, the Repair Group's selling, general and administrative expenses increased $1.2 million to $4.0 million, or 21.0% of net sales, from $2.8 million, or 9.8% of net sales, in the same period in fiscal 2001. Included in the $4.0 million of selling, general and administrative expenses for the first six months of fiscal 2002 were $1.4 million of charges related to goodwill and equipment impairment. The remaining $2.6 million of selling, general and administrative expenses for the first six months of fiscal 2002 represented 13.8 % of net sales and benefited from a $0.2 million reduction in bad debt expense when compared with the same period in 2001. Off-setting this benefit, the Repair Group incurred $0.2 million of severance charges in the first six months of fiscal 2002, associated with the reduction of the Repair Group's capacity to repair components related to older generation jet engines, principally JT8D.

Operating income (loss) in the first six months of fiscal 2002 decreased $7.9 million to a $6.2 million loss from $1.7 million of income in the same period in fiscal 2001. Included in the decreased operating results for the first six months of fiscal 2002 were increased charges during the first quarter of fiscal 2002 aggregating $4.1 million related to inventory write-down ($2.7 million), the impairment of goodwill ($0.7 million) and the impairment of equipment ($0.7 million). During the first quarter of fiscal 2002, the Repair Group performed an evaluation of its existing operations in light of the current and anticipated effects of the September 11, 2001 terrorist attacks on its business. The principal result of this evaluation process was the decision to optimize the Repair Group's operations by reducing certain capacity for the repairing of components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first six months of fiscal 2002, the charges mentioned above. The remaining $3.6 million decrease in operating results during the first six months of fiscal 2002 compared to the same period in fiscal 2001 was primarily due to the overall lower net sales levels.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first six months of fiscal 2002 declined 12.7% to $16.8 million, compared with $19.3 million in the same fiscal 2001 period. Approximately $3.2 million of this decrease in net sales is attributable to a decrease in the number of AE series new generation jet engines built by Rolls-Royce for business and regional jets as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry in response to the September 11, 2001 terrorist attacks on the United States. As a consequence of the overall decline in the airline industry, net sales of commercial aircraft airframe components declined approximately $0.9 million in the first six months of fiscal 2002, compared with the same period in fiscal 2001. Net sales in the first six months of fiscal 2002 were also negatively impacted by a $0.4 million reduction in selling prices to the ACM Group's largest customer, Rolls-Royce Corporation, that was implemented during the first quarter of fiscal 2002. These decreases in net sales were partially offset by an approximately $1.8 million increase in shipments of military airframe components.

Selling, general and administrative expenses in the first six months of fiscal 2002 were $2.0 million. The primary factor impacting the ACM Group's selling, general and administrative expenses in the first six months of fiscal 2002 is a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses before this legal contingency accrual were $1.1 million in the first six months of both fiscal 2002 and fiscal 2001. Selling, general and administrative expenses were also negatively impacted in the first six months of fiscal 2002 by higher variable selling expense due to product mix, offset by lower travel and other discretionary expenses.

The ACM Group's operating loss in the first six months of fiscal 2002 was $0.4 million. The primary factor impacting the ACM Group's operating results in the first six months of fiscal 2002 is the $0.9 million legal contingency accrual mentioned above. For the first six months of fiscal 2002 the ACM Group's operating income before legal contingency accrual was $0.5 million, or 2.7% of net sales, compared with $1.0 million, or 5.4% of net sales in the same fiscal 2001 period. The ACM Group's operating income was also negatively impacted in the first six months of fiscal 2002 by a $0.4 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to affect future periods. The Company believes that the impact of this selling price reduction may be at least partially offset in future periods by the implementation of several cost savings initiatives that the Company is pursuing. The ACM Group's operating income in the first six months of fiscal 2002 also was negatively impacted by the overall lower net sales level.

Due to the overall declining financial performance of the airline industry in response to the September 11, 2001 terrorist attacks on the United States, the ACM Group's backlog as of March 31, 2002 decreased to $25.6 million, compared with $28.0 million as of September 30, 2001. Approximately $2.5 million is scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The Company believes that backlog may not necessarily be indicative of actual sales for any succeeding period.

METAL FINISHING GROUP

Net sales were $5.1 million in the first six months of both fiscal 2002 and 2001. In the first six months of fiscal 2002 product net sales, consisting of brush plating equipment and solutions, declined $0.4 million, or 12.2%, to $2.8 million. Product net sales continued the decline that began in the first quarter of fiscal 2002 due to the overall economic weakness in aerospace, steel, railroad and pulp and paper industries. Contract service net sales increased $0.4 million, or 20.6%, to $2.2 million in the first six months of fiscal 2002. Contract service net sales benefited from several large contracts in the first quarter of fiscal 2002.

The Metal Finishing Group's operating income in the first six months of fiscal 2002 was $0.7 million, or 13.2% of net sales, compared with $0.8 million, or 15.4% of net sales in the comparable period in fiscal 2001. Operating income in the first six months of fiscal 2002 was negatively impacted by a shift in the mix of contract service sales towards smaller contracts that, by their nature, tend to be less profitable. Operating income in the first six months of fiscal 2002 also was negatively impacted by additional fixed costs associated with a new facility that opened in fiscal 2002. Selling, general and administrative expenses were $1.5 million in the first six months of both fiscal 2002 and 2001. Selling, general and administrative expenses in the first six months of fiscal 2002 benefited from lower advertising and travel expenditures, offset by higher compensation and other administrative expenses. The Company does not necessarily anticipate experiencing similar levels of expenditures for advertising and travel in future periods as business activity returns to historical levels.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.9 million in the first six months of both fiscal 2002 and 2001. Lower expenses related to management incentive expense and legal and professional expense favorably impacted corporate unallocated expenses. Higher compensation, benefit and consulting expenses partially offset these decreases.

OTHER/GENERAL

Interest income was $0.2 million in the first six months of both fiscal 2002 and 2001. Higher average cash and cash equivalent balances outstanding during the first six months of fiscal 2002 compared with the comparable period in fiscal 2001 were offset by lower interest rates during this period compared with the comparable period in fiscal 2001. Interest expense for the first six months of fiscal 2002 was $0.4 million, compared with $0.6 million in the first six months of fiscal 2001. The decrease in interest expense is attributable to overall lower borrowings under the Company's revolving credit agreement, as well as lower interest rates.

Foreign currency exchange loss was $0.2 million in the first six months of fiscal 2002, compared with $0.002 million in the comparable period of fiscal 2001. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. Other income increased $0.1 million due to an increase in the amount of income from Irish government agency grants that was recognized by the Company's Irish subsidiary, as well as a one-time gain from the sale of the ACM Group's interest in certain natural gas wells.

The Company's consolidated income tax benefit of $2.0 million results in an effective tax benefit rate of 28.6% in the first six months of fiscal 2002. The Company did not recognize, in the first six months of fiscal 2002, a U.S. income tax benefit for losses incurred by certain of the Company's non-U.S. subsidiaries, as such losses reduce the accumulated earnings of a subsidiary, but do not currently reduce any U.S. income taxes.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

Net sales in the second quarter of fiscal 2002 decreased 25.2% to $20.7 million compared with $27.7 million for the comparable period in fiscal 2001. Loss before income tax benefit was $1.9 million in the second quarter of fiscal 2002 compared with income before income tax provision of $1.7 million for the comparable period in fiscal 2001. In the second quarter of fiscal 2002 the Company incurred a net loss of $1.3 million, or $0.26 per share (diluted), compared with net income of $1.0 million, or $0.19 per share (diluted) for the comparable period in fiscal 2001.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $9.5 million in the second quarter of fiscal 2002, down $5.2 million, or 35.3%, from $14.7 million in the comparable fiscal 2001 period. Component repair sales were down $2.9 million in the second quarter of fiscal 2002 compared with the same period in fiscal 2001. Demand for component repairs for virtually all models of large jet engines, especially the older models, was down in the second quarter of fiscal 2002 compared with the same period in fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Repair Group in fiscal 2001 was accelerated during the second quarter of fiscal 2002. This was a direct consequence of the September 11, 2001 terrorist attacks on the United States as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the terrorist attacks have reduced commercial flight demand, which in turn negatively impacts the demand for repairs to newer model engines. Revenues from the sale of replacement parts that complement component repair services were down $2.3 million in the second quarter of fiscal 2002 compared with the same period in fiscal 2001, due principally to lower overall component repair volumes.

During the second quarter of fiscal 2002, the Repair Group's selling, general and administrative expenses decreased $0.1 million to $1.4 million, or 15.0% of net sales, from $1.5 million, or 10.6% of net sales, in the same period in fiscal 2001. Selling, general and administrative expenses for the second quarter of fiscal 2002 benefited from a $0.3 million reduction in bad debt expense when compared with the same period in 2001. Partially off-setting this benefit, the Repair Group incurred $0.1 million of severance charges in the second quarter of fiscal 2002, associated with the reduction of the Repair Group's capacity to repair components related to older generation jet engines, principally JT8D.

Operating income (loss) in the second quarter of fiscal 2002 decreased $1.6 million to a $0.9 million loss from $0.7 million of income in the same period in fiscal 2001. Included in the decreased operating results for the second quarter of fiscal 2002 were increased charges of $0.2 million related to inventory write-down. The remaining decrease in operating results during the second quarter of fiscal 2002 compared to the same period in fiscal 2001 was primarily due to the overall lower net sales level.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the second quarter of fiscal 2002 decreased 15.7% to $8.7 million, compared with $10.3 million in the same fiscal 2001 period. The decrease in net sales is attributable to a decrease in the number of AE series new generation jet engines built by Rolls-Royce for business and regional jets as a direct consequence of the reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry in response to the September 11, 2001 terrorist attacks on the United States. As a consequence of the overall decline in the airline industry, net sales of commercial aircraft airframe components declined as well in the second quarter of fiscal 2002, compared with the same period in fiscal 2001. Net sales in the second quarter of fiscal 2002 were also negatively impacted by a $0.2 million reduction in selling prices to the ACM Group's largest customer, Rolls-Royce Corporation, that was implemented during the first quarter of fiscal 2002. These decreases in net sales were partially offset by an increase in shipments of military airframe components.

Selling, general and administrative expenses in the second quarter of fiscal 2002 were $1.4 million. The primary factor impacting the ACM Group's selling, general and administrative expenses in the second quarter of fiscal 2002 is a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses before this legal contingency accrual were $0.6 million in the second quarter of fiscal 2002 and fiscal 2001. Selling, general and administrative expenses were also negatively impacted in the first six months of fiscal 2002 by higher variable selling expense due to product mix, offset by lower travel and other discretionary expenses.

The ACM Group's operating loss in the second quarter of fiscal 2002 was $0.7 million. The primary factor impacting the ACM Group's operating results in the second quarter of fiscal 2002 is the $0.9 million legal contingency accrual mentioned above. For the second quarter of fiscal 2002 the ACM Group's operating income before legal contingency accrual was $0.2 million, or 1.8% of net sales, compared with $0.6 million, or 5.7% of net sales in the same fiscal 2001 period. The ACM Group's operating income was also negatively impacted in the second quarter of fiscal 2002 by a $0.2 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to impact future periods. The Company believes that the impact of this selling price reduction may be at least partially offset in future periods by the implementation of several cost savings initiatives that the Company is pursuing. The ACM Group's operating income in the second quarter of fiscal 2002 also was negatively impacted by the overall lower net sales level.

METAL FINISHING

Net sales were $2.5 million in the second quarter of fiscal 2002, compared with $2.7 for the comparable period in fiscal 2001. In the second quarter of fiscal 2002 product net sales, consisting of brush plating equipment and solutions, declined $0.2 million, or 11.9%, to $1.4 million. Product net sales continued the decline that began in the first quarter of fiscal 2002 due to the overall economic weakness in aerospace, steel, railroad and pulp and paper industries. Contract service net sales were $1.0 million in the second quarters of both fiscal 2002 and 2001.

The Metal Finishing Group's operating income in the second quarter of fiscal 2002 was $0.3 million, or 12.3% of net sales, compared with $0.5 million, or 18.3% of net sales in the comparable period in fiscal 2001. Operating income in the second quarter of fiscal 2002 was negatively impacted by a shift in the mix of contract service sales towards smaller contracts that, by their nature, tend to be less profitable. Operating income in the second quarter of fiscal 2002 also was negatively impacted by additional fixed costs associated with a new facility that opened in fiscal 2002. Selling, general and administrative expenses were $0.7 million in the second quarter of fiscal 2002, compared with $0.8 million in the same period in fiscal 2001. Selling, general and administrative expenses in the second quarter of fiscal 2002 benefited from lower advertising and travel expenditures, offset by higher compensation and other administrative expenses. The Company does not necessarily anticipate experiencing similar levels of expenditures for advertising and travel in future periods as business activity returns to historical levels.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.5 million in the second quarter of both fiscal 2002 and 2001. Lower expenses related to management incentive expense and legal and professional expense favorably impacted corporate unallocated expenses. Higher compensation, benefits, public company and consulting expenses partially offset these decreases.

OTHER/GENERAL

Interest income was $0.1 million in the second quarter of both fiscal 2002 and 2001. Higher average cash and cash equivalent balances outstanding during the second quarter of fiscal 2002 compared with the comparable period in fiscal 2001 were offset by lower interest rates during this period compared with the comparable period in fiscal 2001. Interest expense for the second quarter of fiscal 2002 was $0.2 million, compared with $0.3 million in the second quarter of fiscal 2001. The decrease in interest expense is attributable to overall lower borrowings under the Company's revolving credit agreement, as well as lower interest rates.

Foreign currency exchange loss was $0.05 million in the second quarter of fiscal 2002 compared with foreign currency exchange income of $0.6 million in the second quarter of fiscal 2001. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars.

The Company's consolidated income tax benefit of $0.5 million results in an effective tax benefit rate of 29.0% in the second quarter of fiscal 2002. The Company did not recognize, in the second quarter of fiscal 2002, a U.S. income tax benefit for losses incurred by certain of the Company's non-U.S. subsidiaries, as such losses reduce the accumulated earnings of a subsidiary, but do not currently reduce any U.S. income taxes.

B.       LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the first six months of fiscal 2002 to $8.2 million from $13.8 million at September 30, 2001. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. During the first six months of fiscal 2002, the Company received a distribution of $2.5 million from one of its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement.

Cash flow activity for the first six months of fiscal 2002 is presented in the Consolidated Condensed Statement of Cash Flows. Due to lower net sales, cash was provided by a $1.6 million decrease in the ACM Group's accounts receivable, as well as a $2.0 million decrease in the Repair Group's accounts receivable, offset by an increase in the Metal Finishing Group's accounts receivable of $0.1 million. ACM Group inventories increased $0.2 million in the first six months of fiscal 2002, offset by a $0.3 million decrease in the Repair Group's inventories. The combined $4.4 million decrease in accounts payable and accrued liabilities is due primarily to lower operating expenses and inventory purchases, the payment of fiscal 2001 incentives and lower overall purchasing activity during the first six months of fiscal 2002 due to lower sales. Working capital was $28.4 million at March 31, 2002, compared with $36.9 million at September 30, 2001. The current ratio was 3.4 and 3.3 at March 31, 2002 and September 30, 2001, respectively.

Capital expenditures were $3.1 million in the first six months of fiscal 2002, compared with $1.9 million in the comparable period in fiscal 2001. The Company anticipates making a total of $5.0 million of capital expenditures during fiscal 2002. These capital expenditures consist of expenditures that will expand and enhance the Repair Group's turbine repair capabilities, provide other new equipment and upgrade existing equipment. The Company's projection of capital expenditures for fiscal 2002 increased by $1.8 million from its previous projection due primarily to $1.7 million of projected expenditures that will enhance the Company's land-based turbine repair services.

The Company's long-term debt as a percentage of equity at March 31, 2002 was 28.1%, compared with 30.6% at September 30, 2001. At March 31, 2002, the Company had $2.8 million outstanding against its $10.0 million revolving credit agreement. The maturity date of the Company's $10.0 million revolving credit agreement with National City Bank was extended to March 31, 2004.

During the first six months of fiscal 2002, the Company repurchased 29,300 shares of its Common Shares. The total number of shares repurchased under the Company's 100,000 Common Share repurchase program, approved by the Board of Directors, is 100,000. No dividends were declared during the first six months of fiscal 2002.

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

The Company believes that inflation has not materially affected its results of operations in the first six months of fiscal 2002 and does not expect inflation to be a significant factor for the balance of fiscal 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company's products in transactions denominated in non-U.S. dollar currencies (primarily the euro); the payment, in local currency, of wages and other costs related to the Company's non-U.S. operations; and changes in interest rates on the Company's long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2002, the Company had several forward exchange contracts outstanding, for durations of up to six months, to sell U.S. dollars aggregating $8.6 million. A ten percent strengthening in the value of the U.S. dollar, relative to the currencies in which the forward exchange contracts outstanding at March 31, 2002 are denominated, would result in a $0.8 million loss in value.

During the third quarter of fiscal 2002, the Company entered into a number of additional foreign currency exchange contracts expiring through June 2003 to sell U.S. dollars aggregating $10.9 million.

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, revolving credit agreement and industrial development variable rate demand revenue bonds. This interest rate exposure is managed in part by an interest rate swap agreement to fix the interest rate on the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from March 31, 2002 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the additional annual interest expense to the Company would be approximately $0.1 million.

The Company's sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1999, an employee ("Employee") filed an employment action against the Company in conjunction with an injury suffered by the employee during 1998. In March 2002, the Employee agreed to dismiss this claim in conjunction with entering into a settlement agreement between the Employee, the Company and the Company's insurance carrier. The Employee dismissed this claim in April 2002. The Company issued payment in March 2002 equal to the remaining balance of its self-insured retention, which balance was accrued in previous periods and, therefore, did not impact the results of operations during the period in which payment was made.

In connection with the preceding claim, the Company filed a complaint in the Cuyahoga County Court of Common Pleas against the Company's insurance carrier on the grounds that it has refused to provide indemnity to the Company for the preceding employment action. The Company's complaint sought a declaratory judgment that the insurance carrier owes a duty to indemnify the Company with respect to the preceding action. In March 2002, the Company received a Ruling on its Motion for Summary Judgment denying the Company's complaint. Management of the Company believes that the Court's Ruling on its Motion for Summary Judgment was not consistent with existing case law and, therefore, the Company intends to appeal this decision. However, because the outcome of this appeal is uncertain and the initial Ruling was unfavorable, the Company has provided $0.9 million in its March 31, 2002 financial statements, the full amount of this contingent obligation.

The Company is subject to routine litigation arising in the normal course of its business. While the outcome of these proceedings cannot be predicted with certainty, the Company does not expect these matters to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 29, 2002, there were a total of 4,865,445 shareholders voting either in person or by proxy. The shareholders:

         A. Approved an amendment to the Company's Code of Regulations to decrease the number of directors from not less than nine nor more than eleven to not less than six nor more than nine. There were 3,902,191 votes cast for the amendment, 51,300 votes cast against the amendment, 28,041 abstentions and 883,913 broker non-votes.

         B. Approved an amendment to the Company's Code of Regulations to declassify the Board of Directors so that each director would stand for re-election on an annual basis. There were 3,767,130 votes cast for the amendment, 185,129 votes cast against the amendment, 29,273 abstentions and 883,913 broker non-votes.

         C. Elected three directors to the Company's Board of Directors, Michael S. Lipscomb, Hudson D. Smith and J. Douglas Whelan to serve on the Board of Directors until the Company's Annual Meeting in 2003.

                  The results of the voting for directors were as follows:

                         Name                        Votes For              Votes Withheld
                         ----                        ---------              --------------
                  Michael S. Lipscomb                4,811,395                  54,050
                  Hudson D. Smith                    4,806,705                  58,740
                  J. Douglas Whelan                  4,814,017                  51,428

                  The remaining directors of the Company whose term in office as a director continued after the Annual Meeting were Jeffrey P. Gotschall, Richard S. Gray, Charles H. Smith, Jr., and Thomas
                  J. Vild. Richard S. Gray, Charles H. Smith, Jr., and Thomas J. Vild retired as directors of the Company effective with the conclusion of the Annual Meeting. At a meeting of the Board of Directors subsequent to the Annual Meeting, the Board of Directors appointed P. Charles Miller and Alayne Reitman as directors to serve until the 2003 Annual Meeting.

         D. Approved an amendment to the Company's Articles of Incorporation to eliminate cumulative voting rights of the Company's shareholders. There were 3,439,136 votes cast for the amendment, 516,162 votes cast against the amendment, 26,234 abstentions and 883,913 broker non-votes.

         E. Approved the appointment of Arthur Andersen LLP as the Company's auditors for fiscal year ending September 30, 2002. There were 4,536,193 votes cast for the appointment, 285,715 votes cast against the appointment and 43,537 abstentions.

Georgeson Shareholder solicited proxies on behalf of the Company as set forth in the Company's definitive proxy statement dated December 14, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                                Description
-----------                                -----------
(3)

     (a)         Third Amended Articles of Incorporation of SIFCO Industries, Inc.         *

     (b)         SIFCO Industries, Inc. Amended and Restated Code of Regulations           *
                 dated January 29, 2002
(4)

     (a)         Amended and Restated Reimbursement Agreement dated April 30, 2002         *
                 Between SIFCO Industries, Inc. and National City Bank

     (b)         Amended and Restated Credit Agreement Between SIFCO Industries,           *
                 Inc. and National City Bank dated April 30, 2002

     (c)         Promissory Note (Term Note) dated April 14, 1998 Between SIFCO            *
                 Industries, Inc. and National City Bank

     (d)         Loan Agreement Between Hillsborough County Industrial Development         *
                 Authority and SIFCO Industries, Inc., dated as of May 1, 1998

(10)

     (a)         1989 Key Employee Stock Option Plan, filed as Exhibit B of the
                 Company's Form S-8 dated January 9, 1990 and incorporated herein by reference.
     (b)         Deferred Compensation Program for Directors and Executive                 *
                 Officers (as amended and restated April 26, 1984)

     (c)         SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as
                 Appendix A of the Company's Schedule 14A dated December 21, 1998, and incorporated herein by reference.

     (d)         SIFCO Industries, Inc. 1995 Stock Option Plan                             *

         * Indicates filed with this Quarterly Report on Form 10(Q).

(b) Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K in the second quarter of fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             SIFCO Industries, Inc.
                                                  (Registrant)


Date    May 13, 2002                       /s/ Jeffrey P. Gotschall
                                             Jeffrey P. Gotschall
                                                   Chairman,
                                                President and
                                           Chief Executive Officer



Date    May 13, 2002                        /s/ Frank A. Cappello
                                               Frank A. Cappello
                                            Vice President-Finance
                                         (Principal Financial Officer)