Form 10-Q
period 2002-06-30
SIFCO INDUSTRIES INC
filed 2002-08-09
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




                  For the quarterly period ended: June 30, 2002
                                                  -------------

                         Commission File Number: 1-5978
                                                 ------

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


As of July 31, 2002, the issuer had 5,207,733 shares of common stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                 Three Months                 Nine Months
                                                                    Ended                       Ended
                                                                   June 30                     June 30
                                                           ------------------------    ------------------------

                                                               2002          2001          2002          2001
                                                               ----          ----          ----          ----

Net sales                                                    $ 20,167      $ 27,676      $ 61,252      $ 80,587
Operating expenses:
    Cost of goods sold--products and services                  17,417        22,068        53,749        65,678
    Cost of goods sold--inventory impairment charges               72           102         3,221           419
    Selling, general and administrative expenses                3,369         3,578        10,361         9,927
    Asset impairment charges                                      ---           ---         1,380           ---
                                                           ----------    ----------    ----------    ----------
         Total operating expenses                              20,858        25,748        68,711        76,024
                                                           ----------    ----------    ----------    ----------

               Operating income (loss)                           (691)        1,928        (7,459)        4,563

Interest income                                                   (36)         (181)         (201)         (358)
Interest expense                                                  219           343           648           895
Foreign currency exchange loss (gain), net                       (149)         (416)            3          (414)
Other income, net                                                 (60)          (31)         (207)          (72)
                                                           ----------    ----------    ----------    ----------
               Income (loss) before income tax provision         (665)        2,213        (7,702)        4,512
Income tax provision (benefit)                                   (214)          704        (2,228)        1,706
                                                           ----------    ----------    ----------    ----------

               Net income (loss)                             $   (451)     $  1,509      $ (5,474)     $  2,806
                                                           ==========    ==========    ==========    ==========


Net income (loss) per share (basic)                          $  (0.09)     $   0.29      $  (1.05)     $   0.55
Net income (loss) per share (diluted)                        $  (0.09)     $   0.29      $  (1.05)     $   0.54

Weighted-average number of common shares (basic)                5,208         5,137         5,217         5,136
Weighted-average number of common shares (diluted)              5,233         5,164         5,239         5,156


See accompanying notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                                               June 30     September 30
                                                                                 2002          2001
                                                                               --------      --------
                                                                                     (unaudited)

                                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                               $  7,902      $ 13,787
       Receivables, net                                                          14,691        18,705
       Inventories                                                               14,267        18,013
       Deferred income taxes                                                      1,709         1,709
       Prepaid expenses and other current assets                                  2,241           578
                                                                               --------      --------
                  Total current assets                                           40,810        52,792

PROPERTY, PLANT AND EQUIPMENT, NET                                               29,827        29,383

OTHER ASSETS:
       Funds held by trustee for capital project                                  ---              92
       Goodwill and other intangible assets, net                                  2,595         3,558
       Other assets                                                               1,013           771
                                                                               --------      --------
                  Total other assets                                              3,608         4,421
                                                                               --------      --------

                      Total assets                                             $ 74,245      $ 86,596
                                                                               ========      ========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term debt                                    $  1,440      $  1,430
       Accounts payable                                                           5,107         6,717
       Other accrued liabilities                                                  4,960         7,702
                                                                               --------      --------
                  Total current liabilities                                      11,507        15,849

LONG-TERM DEBT--NET OF CURRENT MATURITIES                                        11,713        15,107

OTHER LONG-TERM LIABILITIES                                                       5,695         6,266

SHAREHOLDERS' EQUITY:
       Serial preferred shares, no par value                                      ---           ---
       Common shares, par value $1 per share                                      5,308         5,308
       Additional paid-in capital                                                 6,784         6,783
       Retained earnings                                                         40,141        45,615
       Accumulated other comprehensive loss                                      (5,920)       (7,423)
       Unearned compensation--restricted common shares                             (391)         (460)
       Common shares held in treasury at cost                                      (592)         (449)
                                                                               --------      --------
                  Total shareholders' equity                                     45,330        49,374
                                                                               --------      --------

                      Total liabilities and shareholders' equity               $ 74,245      $ 86,596
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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in thousands)

                                                                              Nine Months Ended
                                                                                  June 30
                                                                           ----------------------
                                                                             2002          2001
                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                      $ (5,474)     $  2,806
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                      3,650         3,360
           Loss (gain) on disposal of property and equipment                     (5)           34
           Deferred income taxes                                                 (9)        ---
           Inventory and asset impairment charges                             4,601           419

           CHANGES IN OPERATING ASSETS AND LIABILITIES:
               Receivables                                                    4,014           443
               Inventories                                                      525        (1,055)
               Prepaid expenses and other current assets                     (1,663)         (165)
               Other assets                                                    (427)         (101)
               Accounts payable                                              (1,610)         (228)
               Accrued liabilities                                           (3,308)          912
               Other long-term liabilities                                    1,419          (732)
                                                                           --------      --------

                  Net cash provided by operating activities                   1,713         5,693

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (4,324)       (2,557)
    Decrease in funds held by trustee for capital project                        92           228
    Proceeds from sale of property, plant and equipment                          24         ---
    Other                                                                        68           (42)
                                                                           --------      --------

                  Net cash used for investing activities                     (4,140)       (2,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving credit agreement                                 19,379        23,282
    Repayments of revolving credit agreement                                (21,633)      (17,370)
    Repayments of long-term debt                                             (1,130)       (1,120)
    Repurchase of common shares                                                (143)        ---
    Issuance of common shares                                                    69            13
                                                                           --------      --------

                  Net cash provided by (used for) financing activities       (3,458)        4,805

Increase (decrease) in cash and cash equivalents                             (5,885)        8,127
Cash and cash equivalents at the beginning of the period                     13,787         4,687
Effect of exchange rate changes on cash and cash equivalents                  ---            (379)
                                                                           --------      --------

Cash and cash equivalents at the end of the period                         $  7,902      $ 12,435
                                                                           ========      ========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                 $    656      $    785
    Cash paid for income taxes, net                                             800           384

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

2.  INVENTORIES

Inventories consist of:
                                                  June 30    September 30
                                                   2002          2001
                                                  -------       -------

         Raw materials and supplies               $ 4,511       $ 5,714
         Work-in-process                            4,233         5,905
         Finished goods                             5,523         6,394
                                                  -------       -------

               Total inventories                  $14,267       $18,013
                                                  =======       =======


Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for 38% and 35% of the Company's inventories, at June 30, 2002 and September 30, 2001, respectively. The first-in, first-out (FIFO) method is used for the remainder of the inventories. If the FIFO method had been used for the entire Company, inventories would have been $2,935 and $2,884 higher than reported at June 30, 2002 and September 30, 2001, respectively.


3.  COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive income (loss) is as follows:

                                                   Three Months Ended         Nine Months Ended
                                                         June 30                   June 30
                                                  --------------------      --------------------
                                                    2002         2001         2002         2001
                                                  -------      -------      -------      -------

Net income (loss)                                   $(451)      $1,509      $(5,474)      $2,806
Foreign currency translation adjustment               143         (912)          89         (907)
Cumulative effect adjustment of interest rate
    swap agreement, net of tax                        ---          ---          ---          135
Interest rate swap adjustment                         (76)          24           22         (256)
Currency exchange contract adjustment               1,889         (118)       1,466         (204)
Minimum pension liability adjustment                  ---          ---          (74)         ---
                                                  -------      -------      -------      -------

           Total comprehensive income (loss)       $1,505         $503      $(3,971)      $1,574
                                                  =======      =======      =======      =======

The components of accumulated other comprehensive loss are as follows:

                                                       June 30    September 30
                                                         2002         2001
                                                       --------------------


Foreign currency translation adjustment                $(7,030)     $(7,119)
Interest rate swap adjustment                             (282)        (304)
Currency exchange contract adjustment                    1,466          ---
Minimum pension liability adjustment                       (74)         ---

                                                       -------      -------

           Total accumulated other comprehensive loss  $(5,920)     $(7,423)
                                                       =======      =======

4.  BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services provided. The Turbine Component Services and Repair Group ("Repair Group") consists primarily of the repair and remanufacture of jet engine (aerospace) turbine components. The Repair Group is also involved in the repair of industrial land-based gas turbine components and precision machining for aerospace applications. The Aerospace Component Manufacturing Group consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry as well as several other industrial markets. The Metal Finishing Group is a provider of a specialized electroplating process called brush plating, which is used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.


Segment information is as follows:


                                                                   Three Months Ended           Nine Months Ended
                                                                         June 30                     June 30
                                                                  ----------------------      ----------------------
                                                                    2002          2001          2002          2001
                                                                    ----          ----          ----          ----
Net sales:
   Turbine Component Services and Repair Group                    $  9,059      $ 13,534      $ 28,210      $ 42,052
   Aerospace Component Manufacturing Group                           8,525        11,542        25,365        30,839
   Metal Finishing Group                                             2,583         2,600         7,677         7,696
                                                                  --------      --------      --------      --------
       Consolidated net sales                                     $ 20,167      $ 27,676      $ 61,252      $ 80,587
                                                                  ========      ========      ========      ========

Operating income (loss):
    Turbine Component Services and Repair Group                   $ (1,148)     $    810      $ (7,315)     $  2,523
    Aerospace Component Manufacturing Group                            575         1,261           177         2,311
    Metal Finishing Group                                              271           429           943         1,213
    Corporate unallocated expenses                                    (389)         (572)       (1,264)       (1,484)
                                                                  --------      --------      --------      --------

       Consolidated operating income (loss)                           (691)        1,928        (7,459)        4,563

Interest expense, net                                                  183           162           447           537
Foreign currency exchange loss (gain), net                            (149)         (416)            3          (414)
Other (income) expense, net                                            (60)          (31)         (207)          (72)
                                                                  --------      --------      --------      --------
       Consolidated income (loss) before income tax provision     $   (665)     $  2,213      $ (7,702)     $  4,512
                                                                  ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers in turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) fluctuating foreign currency (euros) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of land-based turbine repair processes; (6) regressive pricing pressures on the Company's products or services, with productivity improvements as the primary way to maintain margins; (7) success with the further development of strategic alliances, including joint ventures, with certain jet engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines/engine over-haul companies and other aerospace related industries, reduced number of aircraft in service, and accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbojet engines utilized in the regional airline market; (10) stability of government laws and regulations, including taxes; and (11) stable governments and business conditions in economies where business is conducted.

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


A.  RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2002 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2001

Net sales in the first nine months of fiscal 2002 decreased 24.0% to $61.3 million, compared with $80.6 million for the comparable period in fiscal 2001. Loss before income tax benefit in the first nine months of fiscal 2002 was $7.7 million, compared with income before income tax provision of $4.5 million for the comparable period in fiscal 2001. For the first nine months of fiscal 2002 the Company incurred a net loss of $5.5 million, or $1.05 per share (diluted), compared with net income of $2.8 million, or $0.54 per share (diluted) for the comparable period in fiscal 2001.


TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $28.2 million in the first nine months of fiscal 2002, down $13.8 million, or 32.9%, from $42.1 million in the comparable fiscal 2001 period. Component repair sales were down $8.0 million in the first nine months of fiscal 2002 compared to the same period in 2001. Demand for component repairs for virtually all models of large jet engines, especially the older models, was down in the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2001 was accelerated/exacerbated during the first nine months of fiscal 2002 as a direct consequence of the September 11, 2001 terrorist attacks on the United States, as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the impact of the terrorist attacks on the commercial airline industry in general has also resulted in the reduced demand for repairs of newer model engines due to reduced commercial flight demand, which determines the need for such repairs. Revenues associated with the demand for replacement parts that complement component repair services provided to customers were down $5.8 million in the first nine months of fiscal 2002, compared to the same period in 2001 due principally to the reduced component repair volumes in general.

During the first nine months of fiscal 2002, the Repair Group's selling, general and administrative expenses increased $1.1 million to $5.6 million, or 19.7% of net sales, from $4.5 million, or 10.7% of net sales, in the same period in fiscal 2001. Included in the $5.6 million of selling, general and administrative expenses for the first nine months of fiscal 2002 were the $1.4 million of charges related to the goodwill and equipment impairments. The remaining $4.2 million of selling, general and administrative expenses for the first nine months of fiscal 2002 represented 14.8% of net sales and reflected a $0.6 million reduction in the Repair Group's provision for doubtful accounts and a $0.3 million increase in a contingency reserve related to a vendor dispute, when compared to the same period in 2001. In addition, during the first nine months of fiscal 2002, the Company incurred $0.2 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines, principally JT8D.

Operating income (loss) in the first nine months of fiscal 2002 decreased $9.8 million to a $7.3 million loss from $2.5 million of income in the same period in fiscal 2001. Included in the decreased operating results for the first nine months of fiscal 2002 were charges aggregating $4.1 million related to inventory write-down ($2.7 million), the impairment of goodwill ($0.7 million) and the impairment of equipment ($0.7 million). During the first nine months of fiscal 2002, the Repair group performed an evaluation of its existing operations in light of the current and anticipated impacts of the September 11, 2001 terrorist attacks on its business. The principal result of this evaluation process was the decision to optimize/rationalize the Repair Group's multiple operations by reducing certain of its capacity for repairing components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first nine months of fiscal 2002, the aforementioned charges. In addition, the company increased by $0.3 million, a contingency reserve related to a vendor dispute. The remaining $5.2 million decrease in operating results during the first nine months of fiscal 2002, compared to the same period in fiscal 2001, was primarily due to the negative impact on operating income of the significantly reduced sales volumes for component repair services and related replacement parts. The Company will continue to evaluate the need for additional optimization/rationalization of operations to the extent that the demand for component repair services do not recover in the future.


AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first nine months of fiscal 2002 declined 17.8% to $25.4 million, compared with $30.8 million in the same fiscal 2001 period. Approximately $5.2 million of this decrease in net sales is attributable to a decrease in the number of AE series new generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry as a consequence of the September 11, 2001 terrorist attacks on the United States. As a consequence of the overall decline in the airline industry, net sales of commercial aircraft airframe components declined approximately $1.8 million in the first nine months of fiscal 2002, compared with the same period in fiscal 2001. Net sales in the first nine months of fiscal 2002 were also negatively impacted by a $0.7 million reduction in selling prices to the ACM Group's largest customer, Rolls-Royce Corporation, that was implemented during the first quarter of fiscal 2002. Net sales of non-aerospace components in the first nine months of fiscal 2002 declined by approximately $0.5 million. These decreases in net sales were partially offset by an approximately $2.6 million increase in shipments of military airframe and engine components during the first nine months of fiscal 2002, compared with the same period in fiscal 2001.


Selling, general and administrative expenses in the first nine months of fiscal 2002 were $2.7 million. The primary factor impacting the ACM Group's selling, general and administrative expenses in the first nine months of fiscal 2002 is a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses before this legal contingency accrual were $1.9 million in the first nine months of fiscal 2002, compared with $1.7 million in the first nine months of fiscal 2001. Selling, general and administrative expenses were negatively impacted in the first nine months of fiscal 2002 by a $0.1 million increase in the ACM Group's provision for doubtful accounts and higher variable selling expense due to product mix and higher employee benefit expenses, offset by lower travel and other discretionary expenses.


The ACM Group's operating income in the first nine months of fiscal 2002 was $0.2 million. The primary factor impacting the ACM Group's operating results in the first nine months of fiscal 2002 is the $0.9 million legal contingency accrual mentioned above. For the first nine months of fiscal 2002, the ACM Group's operating income before legal contingency accrual was $1.0 million, or 4.0% of net sales, compared with $2.3 million, or 7.5% of net sales in the same fiscal 2001 period. The ACM Group's operating income in the first nine months of fiscal 2002 also was negatively impacted by a $0.7 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to affect future periods. The remaining $0.7 million decrease in operating income during the first nine months of fiscal 2002, compared to the same period in fiscal 2001, was primarily due to the negative impact on operating income of the reduced net sales levels. Operating income as a percentage of net sales was also negatively impacted in the first nine months of fiscal 2002 by the interplay between overall lower net sales and fixed manufacturing costs, offset in part by lower material cost due to product mix consisting of a greater percentage of products made from lower cost materials.

Due to the overall declining financial performance of the airline industry in response to the September 11, 2001 terrorist attacks on the United States, the ACM Group's backlog as of June 30, 2002 decreased to $24.7 million, compared with $28.0 million as of September 30, 2001. Approximately $2.5 million is scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that backlog may not necessarily be indicative of actual sales for any succeeding period.


METAL FINISHING GROUP

Net sales were $7.7 million in the first nine months of both fiscal 2002 and 2001. In the first nine months of fiscal 2002 product net sales, consisting of brush plating equipment and solutions, declined 10.7% to $4.3 million, compared with $4.8 million in the same fiscal 2001 period. Product net sales continued the decline that began in the first quarter of fiscal 2002 due to the overall weakness in most of the industries served by the Metal Finishing Group, including the aerospace, power generation, petroleum, steel, railroad, and pulp and paper industries. In the first nine months of fiscal 2002, contract service net sales increased 17.1% to $3.3 million, compared with $2.8 million in the comparable fiscal 2001 period.

Selling, general and administrative expenses were $2.2 million in the first nine months of both fiscal 2002 and 2001. In the first nine months of fiscal 2002, selling, general and administrative expenses benefited from lower advertising and travel expenditures, offset by higher compensation and other administrative expenses. The Metal Finishing Group does not necessarily anticipate experiencing similar levels of expenditures for advertising and travel in future periods as economic conditions within the industries served by the Metal Finishing Group improve.


The Metal Finishing Group's operating income in the first nine months of fiscal 2002 was $0.9 million, or 12.3% of net sales, compared with $1.2 million, or 15.8% of net sales, in the comparable period in fiscal 2001. Operating income in the first nine months of fiscal 2002 compared with the same period in fiscal 2001 was negatively impacted by a shift in the mix of contract service sales toward smaller contracts that, by their nature, are less efficient. Operating income in the first nine months of fiscal 2002 was also negatively impacted by additional fixed costs associated with a new service facility that opened in fiscal 2002 that has not reached full operating levels.


CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and employee benefits, legal and professional and other corporate expenses, were $1.3 million in the first nine months of fiscal 2002, compared with $1.5 million in the comparable period in fiscal 2001. In the first nine months of fiscal 2002, lower expenses related to legal and professional expense, management incentive expense and public company expenses had a $0.4 million favorable impact on corporate unallocated expenses. During the same time period, higher compensation, employee benefit and consulting expenses, totaling $0.2 million, partially offset these decreases. The Company does not necessarily anticipate experiencing similar legal and professional expense levels in future periods. The decrease in management incentive expense is attributable to the financial performance of the Company, while the decline in public company expenses is in part the result of the reduction in the size of the Company's Board of Directors.


OTHER/GENERAL

Interest income was $0.2 million in the first nine months of fiscal 2002, compared with $0.4 in the comparable period of fiscal 2001. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and lower interest rates during the first nine months of fiscal 2002, compared with the comparable period in fiscal 2001. Interest expense in the first nine months of fiscal 2002 was $0.6 million, compared with $0.9 million in the first nine months of fiscal 2001. The decrease in interest expense is attributable to overall lower borrowings outstanding under the Company's revolving credit agreement, as well as lower interest rates.

Foreign currency exchange loss was minimal in the first nine months of fiscal 2002, compared with foreign currency exchange income of $0.4 million in the comparable period of fiscal 2001. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. Other income increased $0.1 million in the first nine months of fiscal 2002, compared with the same period in fiscal 2001, due to an increase in the amount of income from Irish government grants that was recognized by the Company's Irish subsidiary, as well as a one-time gain from the sale of the ACM Group's interest in certain natural gas wells.


The Company's consolidated income tax benefit of $2.2 million results in an effective income tax benefit rate of 28.9% in the first nine months of fiscal 2002. The Company did not recognize in the first nine months of fiscal 2002 a U.S. income tax benefit for losses incurred by certain of the Company's non-U.S. subsidiaries, as such losses reduce the accumulated earnings of a subsidiary, but do not currently reduce any U.S. income taxes.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Net sales in the third quarter of fiscal 2002 decreased 27.1% to $20.2 million, compared with $27.7 million for the comparable period in fiscal 2001. Loss before income tax benefit was $0.7 million in the third quarter of fiscal 2002, compared with income before income tax provision of $2.2 million for the comparable period in fiscal 2001. In the third quarter of fiscal 2002 the Company incurred a net loss of $0.5 million, or $0.09 per share (diluted), compared with net income of $1.5 million, or $0.29 per share (diluted), for the comparable period in fiscal 2001.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $9.1 million in the third quarter of fiscal 2002, down $4.5 million, or 33.1%, from $13.5 million in the comparable fiscal 2001 period. Component repair sales were down $3.1 million in the third quarter of fiscal 2002 compared to the same period in fiscal 2001. Demand for component repairs for virtually all models of large jet engines, especially the older models, was down in the third quarter of fiscal 2002 compared to the same period in fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2001 was accelerated/exacerbated during the third quarter of fiscal 2002 as a direct consequence of the September 11, 2001 terrorist attacks on the United States, as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the impact of the terrorist attacks on the commercial airline industry in general has also resulted in the reduced demand for repairs of newer model engines due to reduced commercial flight demand, which determines the need for such repairs. Revenues associated with the demand for replacement parts that complement repair services provided to customers were down $1.4 million in the third quarter of fiscal 2002 compared to the same period in fiscal 2001 due principally to the reduced component repair volumes in general.

During the third quarter of fiscal 2002, the Repair Group's selling, general and administrative expenses decreased $0.2 million to $1.5 million, or 17.0% of net sales, from $1.7 million, or 12.5% of net sales, in the same period in fiscal 2001. Selling, general and administrative expenses for the third quarter of fiscal 2002 reflected a $0.3 million increase in a contingency reserve related to a vendor dispute offset by a $0.4 million reduction in the Repair Group's provision for doubtful accounts, when compared to the same period in fiscal 2001.

Operating income (loss) in the third quarter of fiscal 2002 decreased $2.0 million to a $1.2 million loss from $0.8 million of income in the same period in fiscal 2001. Included in the decreased operating results for the third quarter of fiscal 2002 was a $0.3 million increase in a contingency reserve related to a vendor dispute, offset by a $0.4 million reduction in the Repair Group's provision for doubtful accounts when compared to the same period in fiscal 2001. The remaining decrease in operating results during the third quarter of fiscal 2002, compared to the same period in fiscal 2001, was primarily due to the negative impact on operating income of the significantly reduced sales volumes for component repair services and related replacement parts.


AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the third quarter of fiscal 2002 decreased 26.1% to $8.5 million, compared with $11.5 million in the same fiscal 2001 period. Approximately $1.4 million of this decrease in net sales is attributable to a decrease in the number of AE series new generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, as a direct consequence of the reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry as a consequence of the September 11, 2001 terrorist attacks on the United States. As a consequence of the overall decline in the airline industry net sales of commercial aircraft airframe components declined approximately $0.8 million, while net sales of large jet engine components declined approximately $0.3 million in the third quarter of fiscal 2002, compared with the same period in fiscal 2001. Net sales in the third quarter of fiscal 2002 were also negatively impacted by a $0.3 million reduction in selling prices to the ACM Group's largest customer, Rolls-Royce Corporation, that was implemented during the first quarter of fiscal 2002.

Selling, general and administrative expenses in the third quarter of fiscal 2002 were $0.7 million, compared with $0.6 million in the third quarter of fiscal 2001. The primary factor impacting the ACM Group's selling, general and administrative expenses in the third quarter of fiscal 2002 is a $0.1 million increase in its provision for doubtful accounts.

The ACM Group's operating income in the third quarter of fiscal 2002 was $0.6 million, or 6.7% of net sales, compared with $1.3 million, or 10.9% of net sales, in the same fiscal 2001 period. Operating income was negatively impacted in the third quarter of fiscal 2002 by a $0.3 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to impact future periods. Third quarter fiscal 2002 operating income was also negatively impacted by a $0.1 million increase in the ACM Group's provision for doubtful accounts. The remaining $0.3 million decrease in operating income during the third quarter of fiscal 2002, compared with the same period in fiscal 2001, was primarily due to the negative impact on operating income of the reduced net sales levels. Operating income as a percentage of net sales was negatively impacted in the third quarter of fiscal 2002 by the interplay between overall lower net sales and fixed manufacturing costs, offset by lower material cost due to product mix consisting of a greater percentage of products made from lower cost materials.


METAL FINISHING GROUP

Net sales in the third quarters of both fiscal 2002 and 2001 were $2.6 million. In the third quarter of fiscal 2002, product net sales, consisting of brush plating equipment and solutions, declined 7.5% to $1.4 million, compared with $1.6 million in the same fiscal 2001 period. Product net sales continued the decline that began in the first quarter of fiscal 2002 due to the overall weakness in most of the industries served by the Metal Finishing Group, including the aerospace, power generation, petroleum, steel, railroad, and pulp and paper industries. Contract service net sales increased 10.7% to $1.1 million in the third quarter of fiscal 2002, compared with $1.0 million in the third quarter of fiscal 2001. During the third quarter of fiscal 2002, declines in sales to commercial customers were offset by increased sales to military customers.

Selling, general and administrative expenses were $0.7 million in the third quarters of both fiscal 2002 and 2001. In the third quarter of fiscal 2002, selling, general and administrative expenses benefited from lower advertising expenditures and variable selling expense, offset by higher compensation and employee benefit expenses.

The Metal Finishing Group's operating income in the third quarter of fiscal 2002 was $0.3 million, or 10.5% of net sales, compared with $0.4 million, or 16.5% of net sales, in the comparable period in fiscal 2001. Operating income in the third quarter of fiscal 2002, compared with the same period in fiscal 2001 was negatively impacted by a shift in the mix of contract service sales toward smaller contracts that, by their nature, are less efficient. Operating income in the third quarter of fiscal 2002 was also negatively impacted by additional fixed costs associated with a new service facility that opened in fiscal 2002 that has not reached full operating levels.


CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries, employee benefits, legal and professional and other corporate expenses, were $0.4 million in the third quarter of fiscal 2002, compared with $0.6 million in the comparable period in fiscal 2001. In the third quarter of fiscal 2002, lower expenses related to legal and professional expense, management incentive expense, travel and public company expenses had a $0.2 million favorable impact on corporate unallocated expenses. The Company does not necessarily anticipate experiencing similar legal and professional and travel expense levels in future periods. The decrease in management incentive expense is attributable to the financial performance of the Company, while the decline in public company expenses is in part the result of the reduction in the size of the Company's Board of Directors.

OTHER/GENERAL

Interest income was $0.04 million in the third quarter of fiscal 2002, compared with $0.2 million in the comparable period of fiscal 2001. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and lower interest rates during the third quarter of fiscal 2002, compared with the comparable period in fiscal 2001. Interest expense in the third quarter of fiscal 2002 was $0.2 million, compared with $0.3 million in the third quarter of fiscal 2001. The decrease in interest expense is attributable to overall lower borrowings outstanding under the Company's revolving credit agreement, as well as lower interest rates.

Foreign currency exchange income was $0.1 million in the third quarter of fiscal 2002, compared with $0.4 million in the comparable period of fiscal 2001. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the euro to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars.


The Company's consolidated income tax benefit of $0.2 million results in an effective income tax benefit rate of 32.2% in the third quarter of fiscal 2002. The Company did not recognize in third quarter of fiscal 2002 a U.S. income tax benefit for losses incurred by certain of the Company's non-U.S. subsidiaries, as such losses reduce the accumulated earnings of a subsidiary, but do not currently reduce any U.S. income taxes.


B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased during the first nine months of fiscal 2002 to $7.9 million from $13.8 million at September 30, 2001. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. During the first nine months of fiscal 2002, the Company received a distribution of $2.5 million from one of its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement.

Cash flow activity for the first nine months of fiscal 2002 is presented in the Consolidated Condensed Statement of Cash Flows. Cash was provided by a $1.9 million decrease in the ACM Group's accounts receivable due to lower sales, a $1.9 million decrease in the Repair Group's accounts receivable due to lower sales, as well as by a decrease of $0.2 million in the Metal Finishing Group's accounts receivable. ACM Group inventories decreased $0.8 million in the first nine months of fiscal 2002, while the Repair Group's inventories increased $0.2 million in the same period. The consolidated $4.9 million decrease in accounts payable and accrued liabilities is due primarily to the recognition of a $2.2 million income tax benefit, an $0.8 million payment of fiscal 2001 income taxes, the payment of fiscal 2001 incentives, and lower overall operating expenses and inventory purchases due to lower net sales during the first nine months of fiscal 2002. Working capital was $29.3 million at June 30, 2002, compared with $36.9 million at September 30, 2001. The current ratio was 3.5 and 3.3 at June 30, 2002 and September 30, 2001, respectively.

Capital expenditures were $4.3 million in the first nine months of fiscal 2002, compared with $2.6 million in the comparable period in fiscal 2001. The Company anticipates making a total of $5.0 million of capital expenditures during fiscal 2002. These capital expenditures primarily consist of expenditures that will expand and diversify the Repair Group's turbine repair capabilities, including land-based turbine repair, provide other new equipment and upgrade existing equipment.

The Company's long-term debt as a percentage of equity at June 30, 2002 was 25.8%, compared with 30.6% at September 30, 2001. At June 30, 2002, the Company had $2.7 million outstanding against its $10.0 million revolving credit agreement.

During the first nine months of fiscal 2002, the Company repurchased 29,300 shares of its Common Shares. The total number of shares repurchased under the Company's 100,000 Common Share repurchase program, approved by the Board of Directors, is 100,000. No dividends were declared during the first nine months of fiscal 2002.

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

The Company believes that inflation has not materially affected its results of operations in the first nine months of fiscal 2002 and does not expect inflation to be a significant factor for the balance of fiscal 2002.

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2002, the Company had several forward exchange contracts outstanding for durations of up to twelve months to purchase foreign currencies aggregating U.S. $15.2 million. A ten percent strengthening in the value of the U.S. dollar, relative to the currencies in which the forward exchange contracts outstanding at June 30, 2002 are denominated, would result in a $1.7 million decrease in the value of the forward exchange contracts.


INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, revolving credit agreement and industrial development variable rate demand revenue bonds. This interest rate exposure is managed in part by an interest rate swap agreement to fix the interest rate on the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from June 30, 2002 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the additional annual interest expense to the Company would be approximately $0.1 million.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
             Exhibit No.                     Description
             -----------                     -----------


                3.1 Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                3.2 SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as
                             Exhibit 3(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                4.1 Amended and Restated Reimbursement Agreement dated April 30, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                4.2 Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                4.3 Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(c) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                4.4 Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as
                             Exhibit 4(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                10.1 1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company's Form S-8 dated January 9, 1990 and incorporated herein by reference

                10.2 Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

                10.3 SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Appendix A of the Company's Schedule 14A dated December 21, 1998, and incorporated herein by reference

                10.4 SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference


                99.1 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                99.2 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

During the quarter ended June 30, 2002, the Company filed one Current Report on Form 8-K on June 27, 2002 in connection with a change in its certifying accountant.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    SIFCO Industries, Inc.
                                        (Registrant)



Date    August 9, 2002              /s/ Jeffrey P. Gotschall
                                    ------------------------
                                      Jeffrey P. Gotschall
                                          Chairman and
                                     Chief Executive Officer



Date    August 9, 2002              /s/ Frank A. Cappello
                                    -----------------------
                                       Frank A. Cappello
                                    Vice President-Finance
                                  (Principal Financial Officer)