Form 10-K
period 2002-09-30
SIFCO INDUSTRIES INC
filed 2002-12-13
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended September 30, 2002

                                       or

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
                             ______________________
             (Exact name of registrant as specified in its charter)

              Ohio                                      34-0553950
______________________________________      ____________________________________
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 970 East 64th Street, Cleveland Ohio                     44103
________________________________________    ____________________________________
(Address of principal executive offices)                (Zip Code)

                                 (216) 881-8600
                    ________________________________________
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

      Common Shares, $1 Par Value                 American Stock Exchange
________________________________________    ____________________________________
         (Title of each class)                (Name of each exchange on which
                                                        registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of Common Shares held by non-affiliates of the Registrant as of November 18, 2002 computed on the basis of the last reported sale price per share of $2.90 of such stock on the American Stock Exchange, was $8,890,510.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /   No  /X/

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is $17,269,079.

The number of the Registrant's Common Shares outstanding at November 18, 2002 was 5,127,733.

Documents incorporated by reference:
Portions of the Proxy Statement for Annual Meeting of Shareholders on January 28, 2003 (Part III).

                                     PART I

ITEM 1. BUSINESS

A.   THE COMPANY

SIFCO Industries, Inc. ("Company"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forged parts, machined forgings and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company's operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group and (3) Metal Finishing Group.

B.   PRINCIPAL PRODUCTS AND SERVICES

1. Turbine Component Services and Repair Group

The Company's Turbine Component Services and Repair Group ("Repair Group") business is headquartered in Cork, Ireland. This business consists principally of the repair and remanufacture of jet engine (aerospace) and heavy industrial turbine ("HIT") engine components. The business also performs machining and applies high temperature-resistant coatings to new turbine hardware.

Operations

The aerospace portion of the Repair Group requires the procurement of licenses/authority, which certify that the Company has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine component repair business. Approvals are issued by either the original equipment manufacturers ("OEM") of jet engines or the Federal Aviation Administration ("FAA"). Historically, the aerospace portion of the Repair Group has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEM (i.e. General Electric, SNECMA, Pratt & Whitney, Rolls-Royce). In exchange for being granted an OEM approval, the Repair Group is obligated to pay a royalty to the OEM for each component repair that it performs utilizing the OEM approved proprietary repair process. The aerospace portion of Repair Group continues to be successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine components.

The development of remanufacturing and repair processes is an ordinary part of the Repair Group. The Repair Group continues to invest time and money on research and development activities. One such activity is the development of an advanced coating technology. At the present time, a small portion of the Company's repair business is dependent on advanced coating processes and it believes that it can continue to access such capabilities on a subcontract basis when required. However, the Company believes that such requirements will likely increase in the future. While there is a patented advanced coating technology available for the Company to acquire, it has chosen not to do so because it believes that the cost/benefit justification for having that particular advanced coating capability (in-house) does not exist at this time. Instead, the Company, as part of a research group with several other parties, is in the process of researching and developing an equivalent/alternative, cost effective coating technology. Operating costs related to such activities are expensed during the period in which they are incurred.

The Company has recognized the evolution of the HIT market. The Company's technologies have had many years of evolution in the jet engine (aerospace) sector. The application of similar technologies to the HIT sector has resulted in benefits to the operator. The Company has recently invested capital in both the United States and Ireland in new equipment that facilitates the repair and remanufacture of these larger (than aerospace) HIT components. Entry to this sector significantly increases the market size for the application of the Company's technologies.

The Repair Group generally has multiple, yet limited sources for its raw materials, consisting primarily of investment castings essential to this business. Certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located in many areas throughout North America and Europe. The Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.

Industry

The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair Group. Historically, the air transport industry's long-term outlook has for many years been for continued, steady growth. Such outlook suggested the long-term need for additional aircraft and growth in the requirement for aircraft and turbine engine repairs. The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines have cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has made requests for U.S. government assistance while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and the grounding of aircraft These factors resulted in a decrease in orders for engine component repairs in the most recent fiscal year, which in turn negatively impacted the Repair Group's net sales, operating results and cash flows. It is difficult to determine at this time what the long-term impact of these events will be on air travel and the demand for services and products provided by the Repair Group.

While the world's fleet of aircraft has been growing, it has also been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft have either been retired from use or their in-flight service intervals are being reduced. In addition, as a direct result of the previously mentioned reduced demand for commercial flight miles, airlines have accelerated the timing of such retirements. As a result, the overall demand for repairs to such older model engines has significantly decreased. At the same time, newer generation aircraft (newer generation 737-700/800/900 and 747-400; 767, A320, A330, A340, etc.) and
engines (CFM56, PW4000, Trent, etc.) are being introduced with newer technology required to both operate and maintain such engines. The introduction of such newer generation engines has in general reduced the frequency with which engines and related components need to be repaired. The longer times between repairs has been attributed to improved technology, including the improved ability to monitor an engine's condition while still in operation. However, the newer engine is more costly to repair due to the increased number of components and associated technology.

Recent years have seen the installation of numerous power turbines as means of increasing the available electric power to residential, commercial and industrial consumers. The high cost of HIT unit installation and maintenance has provided the Repair Group with the opportunity to bring value to this significant market. HIT units are dispersed throughout the world. The uses for such units can vary. However, the principal use is for generating electricity for multiple applications. HIT units operate in different modes. Some units operate on a continuous base loading at a percentage of their maximum output, while other units may operate at maximum output during specific periods of electric power shortages (e.g. power blackouts, peak demand periods, etc.). The latter units are called peak power systems. In general, HIT units are managed either by a government entity, electric power utility, or independent power producer ("IPP"). IPP's originated principally in response to deregulation of the organizations that operate electric power utilities. Electric power deregulation has created greater competition and therefore, more economical electric power for the end user. Repair and remanufacture of HIT unit components is a growing element of cost management in the HIT industry. The Repair Group's experience, knowledge and technology in the more demanding aerospace market augers well for its entry to HIT market.

Competition

In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the component repair business has nevertheless increased, principally due to the increasing direct involvement of the engine manufacturer into the engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. However, if an OEM repair process approval is not available, the Repair Group has, in many cases, been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the Repair Group will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future and/or on close collaboration with engine manufacturers. However, the Repair Group believes it has partially compensated for these factors by its success in broadening its product lines and developing new geographic markets and customers, most recently by expanding into the repair of HIT engine components.

Repair and remanufacture of HIT engine components has evolved through the need for the operator of electric power utilities to improve the economics of its HIT unit operations. To participate in the HIT sector, it is necessary to have a proven record of application of the appropriate technologies. Most competitors involved in the HIT component repair sector are either the OEM or entities that have a history of application of component repairs in the aerospace sector. Metallurgical analysis of component material removed from an HIT engine determines the precise nature of the necessary technologies to be used to return the component to service. The determination of qualification to repair such components is the responsibility of the HIT unit owner/operator. Several OEM such as ABB, General Electric, Siemens, Alstom, Fiat, etc. participate to varying degrees in the repair and remanufacture of HIT components. The Repair Group's broad product capability (multiple OEM types) and technology base augurs well for continued growth in the sector.

Customers

The identity and ranking of the Repair Group's principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2002, the Repair Group had two customers that accounted for 12% and 9% of the segment's net sales, Fiat Avio and Lufthansa AG, respectively. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group's business is seasonal.

Backlog of Orders

The Repair Group's backlog as of September 30, 2002 decreased to $5.3 million, of which $4.2 million is scheduled for delivery during fiscal 2003 and $1.1 million is on hold, compared with $7.8 million as of September 30, 2001, of which $6.2 million was scheduled for delivery during fiscal 2002 and $1.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

2. Aerospace Component Manufacturing Group

Operations

The Company's Aerospace Component Manufacturing Group ("ACM Group") is a manufacturer of medium-sized forged parts ranging in size from 2 to 400 pounds (depending on configuration and alloy) in various alloys utilizing a variety of processes for application in the aerospace and other industrial markets. The ACM Group's forged products include: OEM and aftermarket components for aircraft and land-based turbine engines; structural airframe components; components for aircraft landing gear, wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment and some machining of forged parts.

The forging, machining, or other preparation of prototype parts to customers' specifications, which may require research and development of new parts or designs, is an ordinary part of the ACM Group.

The ACM Group has many sources for its raw materials, consisting primarily of high quality metals essential to this business. Suppliers of such materials are located in many areas throughout North America and Europe. The ACM Group does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business. The business is ISO 9002-1994 registered and AS9100-1999 certified. In addition, the ACM Group's heat-treating facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified.

Industry

The performance of the domestic and international air transport industries directly and significantly impacts the performance of the ACM Group. Historically, the air transport industry's long-term outlook has for many years been for continued steady growth. Such outlook suggested the long-term need for additional aircraft and growth in the requirement for aircraft and turbine engines. The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines have cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has made requests for U.S. government assistance while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and the grounding of aircraft These factors resulted in a decrease in orders for airframe and engine components in the most recent fiscal year, which in turn negatively impacted the ACM Group's net sales, operating results and cash flows. The ACM business also supplies new and spare components for military aircraft. Increases in military component net sales have partially offset the decreases in commercial aerospace components.

Competition

There is excess capacity in many segments of the forging industry. The ACM Group believes this limits the ability to raise prices. The ACM Group believes, however, that its focus on quality, customer service and offering a broad range of capabilities help to give it an advantage in the primary markets it serves. The ACM Group believes it can broaden its product lines by developing new customers in markets which require similar technical competence, quality and service as the aerospace industry.

Customers

During fiscal 2002, the ACM Group segment had one customer, Rolls-Royce Corporation, which accounted for 25% of the segment's net sales. The ACM Group believes that the total loss of sales to such customer would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with this customer for well over ten years and is currently conducting business with it under a multi-year contract. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company's ACM Group's business is seasonal.

Backlog of Orders

The ACM Group's backlog as of September 30, 2002 decreased to $24.9 million, of which $21.9 million is scheduled for delivery during fiscal 2003 and $0.1 million is on hold, compared with $28.0 million as of September 30, 2001, of which $24.8 million was scheduled for delivery during fiscal 2002 and $0.2 million was on hold. All orders are subject to modifications or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Metal Finishing Business Group

The Company's Metal Finishing Group is a provider of specialized electrochemical technologies, including the electroplating process called "brush plating", as well as anodizing and electropolishing systems, which are used to apply metal coatings and finishes to a selective area of a component. The Metal Finishing Group's SIFCO Selective Plating business provides (i) equipment and metal solutions to customers to do their own in-house selective electrochemical finishing and (ii) provides custom selective electrochemical finishing on a contract service basis to customers who choose to outsource the work.

Operations

A variety of metals, determined by the customer's design requirements, can be brush plated onto metal surfaces. Metals available using SIFCO Process solutions include: cadmium, cobalt, copper, nickel, tin and zinc. Precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also available. The Metal Finishing Group has also developed a number of alloy-plating solutions including: nickel-cobalt, nickel-tungsten, cobalt-tungsten, and tin-zinc. It also offers a complete line of functional chromic, sulfuric, hard coat, phosphoric and boric-sulfuric anodizing finishes and electropolishing. The Metal Finishing Group's process has a wide range of both manufacturing and repair applications to functionally enhance, protect or restore the underlying component. The process is considered environmentally friendlier than traditional plating methods because it does not require the use of tanks and, therefore, it requires smaller amounts of solutions and generates less waste.

While the Metal Finishing Group offers the equipment and solutions to customers so that they can conduct their own selective electrochemical finishing operations, it also offers to provide services to customers that either do not want to invest in the equipment, do not want to have responsibility for hazardous materials, or who have decided to outsource non-core operations. Selective electrochemical finishing services occur either at one of the Group's job shop service facilities or at the customer's site by highly trained service technicians. Service center facilities are located within a six-hour drive of most major industrial locations in the United States and in Europe.

The Metal Finishing Group generally has multiple, yet limited sources for its raw materials, consisting primarily of various industrial chemicals and metal salts, as well as graphite anodes and other electronic components for equipment manufactured by the Group. There are multiple sources for all these materials and the Metal Finishing Group generally does not depend on a single source for the supply of its materials, so Management believes that its sources are adequate for its business.

The Metal Finishing Group sells its products and services under the following brand names: SIFCO Process(R), Dalic(R), USDL(R) and Selectron(R), all of which are specified in military and industrial specifications. The business has ISO-9002-1994 certification and is AS 9000 compliant at its primary U.S. facility. In addition, both of its European facilities have ISO-9002-1994 certification. All of its other regional service centers are ISO-9002-1994 compliant, and in addition a certain facility is NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Three of the service centers are FAA approved repair shops. Other Metal Finishing Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), FAA (Federal Aviation Administration), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping). The Group anticipates that during fiscal 2003 it will upgrade its U.S. and European facility certifications to ISO-9001-2000, as well as obtain AS-9100 and NADCAP certifications for certain facilities.

Industry

While the Metal Finishing Group fits into the broad metal finishing industry, it fills a very specific niche where either engineering demands for finishing only selective areas of a component or scheduling requirements preclude other metal finishing options. The Metal Finishing Group's process is used to provide functional, engineering finishes, as opposed to decorative, in a variety of industries, including aerospace, heavy machinery, medical, petroleum exploration, electric power generation, pulp and paper, printing and railroad. The diversity of industries served helps to mitigate the impact of economic cycles on the business.

Competition

Brush plating technology was developed in the 1940's in France and virtually everyone involved in this industry draws their formulations from the same core technology. The industry is fragmented into numerous product and service suppliers, resulting in a highly competitive environment. The Metal Finishing Group attempts to differentiate itself from the competition by creating high value applications for larger, technically demanding customers. The Metal Finishing Group believes that it is the largest supplier of selective electrochemical finishing supplies and service in the world and the only supplier with strong technical and product development capabilities.

Customers

The Metal Finishing Group has a customer base of over 1,000 customers. However, approximately 25 customers, all of whom come from a variety of industries, account for approximately 50% of the Group's annual sales. In fiscal 2002, no one customer accounted for 10% or more of the Group's net sales. No material part of the Metal Finishing Group's business is seasonal.

Backlog of Orders

The Metal Finishing Group essentially had no backlog at September 30, 2002 and 2001.

4. General

For financial information concerning the Company's reportable business segments see Note 13 of Notes to Consolidated Financial Statements.

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

D.   EMPLOYEES

The number of the Company's employees decreased from 780 at the beginning of fiscal year 2002 to 643 at the end of fiscal year 2002. The Company is a party to collective bargaining agreements with its hourly employees located at the Cleveland, Ohio; Minneapolis, Minnesota; and Cork, Ireland facilities. Management considers its relations with the Company's employees to be good.

E.   NON-U.S. OPERATIONS

The Company's products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. Wholly owned subsidiaries operate service and distribution facilities in Ireland, United Kingdom and France.

Financial information about the Company's U.S. and non-U.S. operations is set forth in Note 13 to the Consolidated Financial Statements.

As of September 30, 2002, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the U.S. During fiscal 2002, the Company received a distribution of $2.5 million from one of its non-U.S. subsidiaries' fiscal 201 earnings. During the first quarter of fiscal 2003, the Company intends to receive an additional distribution of $1.5 million from its non-U.S. subsidiaries' fiscal 2001 earnings.

ITEM 2. PROPERTIES

The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptions. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2002 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

         - The Turbine Component Services and Repair Group has five (5) facilities with a total of 264,000 square feet that are involved in the repair and remanufacture of jet engine and industrial turbine components. Three of these plants are located in Cork, Ireland (137,000 square feet), one in Minneapolis, Minnesota (59,000 square feet) and one in Tampa, Florida (68,000 square feet). A portion of the Minneapolis plant is also the site of some of the Repair Group's machining operations. All of these facilities are owned.

         - The Aerospace Component Manufacturing Group operates in a single owned 262,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.

         - The Metal Finishing Group is headquartered in an owned 30,000 square foot plant in Independence, Ohio. The Metal Finishing Group operates a leased 6,000 square foot plant in Redditch, England. The Metal Finishing Group also leases space for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Tacoma (Fife), Washington; Houston, Texas; and Paris (Saint Maur Cedex), France (totaling approximately 31,000 square feet).

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company may, from time to time, be involved in pending legal actions. To the knowledge of the Company, the only pending legal actions existing as of September 30, 2002, in which the Company was a defendant, consist of the following:

         - In September 2000, a former employee ("Plaintiff") filed a complaint in the Cuyahoga County Court of Common Pleas alleging certain wrongdoing on the part of the Company, including wrongful termination of the Plaintiff. The Plaintiff seeks unspecified compensatory and punitive damages. Plaintiff voluntarily dismissed the suit without prejudice during 2001. The Plaintiff re-filed the complaint in August 2002. The Company believes that the allegations are without merit and intends to vigorously defend its position.

         - In October 2001, a former employee ("Plaintiff") filed a complaint in the Cuyahoga County Court of Common Pleas alleging certain wrongdoing on the part of the Company, including wrongful termination of the Plaintiff. In November 2002, the Plaintiff agreed to dismiss this claim in conjunction with entering into a settlement agreement with the Company, the financial impact of which is included in corporate unallocated expenses in the 2002 Consolidated Statements of Operations.

In addition to the matters noted above, in the normal course of business, the Company maybe involved in other pending legal actions. The Company cannot reasonably estimate future costs related to these matters and other matters that may arise, if any. Although it is possible that the Company's future operating results could be affected by future cost of litigation, it is management's belief at this time that such costs will not have a material adverse affect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company.

Name                            Age        Title and Business Experience
----                            ---        -----------------------------
Jeffrey P. Gotschall (1)         54       Chairman of the Board since August
                                          2001; Director of the Company since
                                          1986; Chief Executive Officer since
                                          1990; President from 1989 to 2002;
                                          Chief Operating Officer from 1986 to
                                          1990; Executive Vice President from
                                          1986 to 1989; and from 1985 to 1989,
                                          President of SIFCO Turbine Component
                                          Services.

Timothy V. Crean                 54       President and Chief Operating Officer
                                          since August 2002; Executive
                                          Vice-President of SIFCO Industries,
                                          Inc. from 1998 to 2002; Managing
                                          Director of the SIFCO Turbine
                                          Components Services and Repair Group
                                          from 1995 to 2002, and Managing
                                          Director of SIFCO Turbine Components,
                                          Ltd. from 1986 to 2002.

Frank A. Cappello                44       Vice President-Finance and Chief
                                          Financial Officer since February 2000,
                                          when he initially joined the Company.
                                          Prior to joining the Company, Mr.
                                          Cappello was employed by ASHTA
                                          Chemicals Inc, a commodity chemical
                                          manufacturer, from August 1990 to
                                          December 1991 and from June 1992 to
                                          February 2000, last serving as Vice
                                          President Finance and Administration
                                          and Chief Financial Officer; and
                                          previously KPMG LLP, last serving as a
                                          Senior Manager in its Assurance Group.

Hudson D. Smith (1)              51       Director of the Company since 1988.
                                          Mr. Smith has served as Treasurer of
                                          the Company since 1983 and President
                                          of the Aerospace Component
                                          Manufacturing Group since 1998. Mr.
                                          Smith previously served as Vice
                                          President and General Manager of SIFCO
                                          Forge Group from 1995 to 1997; General
                                          Manager of SIFCO Forge Group's
                                          Cleveland Operations from 1989 to 1995
                                          and Group General Sales Manager of
                                          SIFCO Forge Group from 1985 to 1989.

Carolyn J. Buller, Esq.          47       Secretary and General Counsel since
                                          November 2000. Ms. Buller is a partner
                                          in the law firm of Squire, Sanders &
                                          Dempsey LLP, and has been an attorney
                                          with the firm since 1981.

Remigijus H. Belzinskas          46       Corporate Controller since June 2000,
                                          when he initially joined the Company.
                                          Prior to joining the Company, Mr.
                                          Belzinskas was employed by Signature
                                          Brands, Inc., a manufacturer and
                                          distributor of consumer products, from
                                          August 1990 to December 1999, serving
                                          as Corporate Controller; and
                                          previously by KPMG LLP, last serving
                                          as a Senior Manager in its Assurance
                                          Group.

(1) Hudson D. Smith and Jeffrey P. Gotschall are cousins.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Shares are traded on the American Stock Exchange under the symbol "SIF". The following table sets forth, for the periods indicated, the high and low sales price for the Company's Common Shares as reported by the American Stock Exchange.

                                                       YEARS ENDED SEPTEMBER 30,
                                                       -------------------------
                                                        2002                2001
                                                        ----                ----
                                                   HIGH      LOW       HIGH      LOW
                                                   ----      ---       ----      ---
First Quarter.................................   $  5.70   $  4.50   $  6.38   $  4.56
Second Quarter................................      5.95      4.55      5.88      4.55
Third Quarter.................................      5.94      5.15      6.05      4.40
Fourth Quarter................................      5.15      2.85      7.45      4.60

The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. At November 18, 2002, there were approximately 740 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Transfer Agent and Registrar, which maintains its corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

                                                                               YEARS ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                2002         2001         2000         1999         1998
                                                                ----         ----         ----         ----         ----
                                                                       (AMOUNTS IN THOUSAND, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales..............................................      $   80,033   $  105,633   $  106,138   $  115,490   $  123,175
Income (loss) before income tax provision benefit).....         (13,448)       4,668        2,479        4,105       11,609
Income tax provision (benefit).........................            (462)       1,694           57          332        2,324
Net income (loss)......................................         (12,986)       2,974        2,422        3,773        9,285
Net income (loss) per share (basic)....................           (2.49)        0.58         0.47         0.73         1.80
Net income (loss) per share (diluted)..................           (2.49)        0.58         0.47         0.72         1.78
Cash dividends per share...............................              --           --         0.20         0.20         0.20

SHARES OUTSTANDING AT YEAR END.........................           5,258        5,237        5,134        5,193        5,170

BALANCE SHEET DATA
Working capital........................................      $   19,525   $   36,943   $   28,676   $   31,924   $   32,102
Property, plant and equipment, net.....................          29,106       29,383       29,009       31,392       32,582
Total assets...........................................          67,339       86,596       80,500       88,662       93,011
Long-term debt, net of current maturities..............          11,093       15,107       11,962       12,985       16,500
Total shareholders' equity.............................          36,735       49,374       45,500       50,046       49,890
Shareholders' equity per share.........................            6.99         9.43         8.86         9.64         9.65

FINANCIAL RATIOS
Return on beginning shareholders' equity...............           (26.3)%        6.5%         4.8%         7.6%        22.9%
Long-term debt to equity percent.......................            30.2%        30.6%        26.3%        25.9%        33.1%
Current ratio..........................................             2.3          3.3          2.6          2.6          2.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment.

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

In fiscal 2002, net sales decreased 24.2% to $80.0 million from $105.6 million in 2001. Net loss for the year ended September 30, 2002 was $13.0 million, or $2.49 per diluted share, compared with net income of $3.0 million, or $0.58 per diluted share, in fiscal 2001.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group, which accounted for 45.7% of the Company's business in fiscal 2002, had net sales of $36.5 million, down 32.8% from the $54.4 million level in 2001. Component repair sales were down approximately $11.4 million in fiscal 2002 compared to fiscal 2001. Demand for component repairs for virtually all models of large jet engines, especially the older model JT8D engines, was down in fiscal 2002 compared to fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2001 was accelerated/exacerbated during fiscal 2002 as a direct consequence of the September 11, 2001 terrorist attacks on the United States, as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the impact of the terrorist attacks on the commercial airline industry in general has also resulted in the reduced demand for component repairs for the CFM-56 (General Electric /Snecma), RB211 and Tay (both Rolls-Royce) engines due to reduced commercial flight demand, which determines the need for such repairs. However, higher demand for component repairs for smaller jet engines and heavy industrial turbine engines partially offset the decline in demand for component repairs for the large jet engines. Revenues associated with the demand for replacement parts, which complement component repair services provided to customers, were down approximately $6.5 million in fiscal 2002 compared to fiscal 2001 due principally to the reduced component repair volumes in general.

During fiscal 2002, the Repair Group's selling, general and administrative expenses increased $1.9 million to $7.8 million, or 21.4% of net sales, from $5.9 million, or 10.9% of net sales, in fiscal 2001. Included in the $7.8 million of selling, general and administrative expenses for fiscal 2002 were $1.9 million of charges related to goodwill and equipment impairments, $0.9 million of restructuring charges, and a $0.3 million increase in a reserve related to a vendor dispute. The remaining $4.7 million of selling, general and administrative expenses for fiscal 2002 represented 12.9% of net sales and reflected an $0.8 million reduction in the Repair Group's provision for doubtful accounts, when compared to fiscal 2001.

Operating income (loss) in fiscal 2002 decreased $14.1 million to an $11.5 million loss from $2.6 million of income in fiscal 2001. Included in the decreased operating results for fiscal 2002 were charges aggregating $6.1 million, $1.8 million of which were incurred in the fourth quarter, related to the impairment of inventory ($3.3 million), the impairment of goodwill ($0.7 million), the impairment of equipment ($1.2 million), and the $0.9 million of restructuring charges. During fiscal 2002, the Repair Group performed evaluations of its existing operations primarily in light of the current and anticipated impacts of the September 11, 2001 terrorist attacks on its business. The principal result of these evaluation processes was the decision to optimize/rationalize the Repair Group's multiple operations by reducing its capacity for the repair of certain components, principally related to older generation JT8D turbine engines, and the Repair Group's decision to optimize the size of its workforce. As a result of these decisions, the Repair Group recognized, during fiscal 2002, the aforementioned charges. In addition, the Repair Group increased by $0.3 million, the reserve related to a vendor dispute. The remaining $7.7 million decrease in operating results during fiscal 2002, compared to fiscal 2001, was primarily due to the negative impact on margins of the significantly reduced sales volumes for component repair services and related replacement parts. The restructuring actions taken by the Repair Group in fiscal 2002 are expected to have a positive impact on fiscal 2003 operating costs when compared to fiscal 2002. The Repair Group will continue to evaluate the need for additional optimization/rationalization of operations if and to the extent that the demand for component repair services may not recover in the future.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales for fiscal 2002 decreased 18.9% to $33.2 million, compared with $40.9 million in fiscal 2001. Approximately $6.4 million of this decrease in net sales is attributable to a decrease in the number of AE series new generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry as a consequence of the September 11, 2001 terrorist attacks on the United States. As a further consequence of the overall decline in the airline industry, net sales of commercial aircraft airframe components declined approximately $2.9 million in fiscal 2002, compared with fiscal 2001. Net sales in fiscal 2002 were also negatively impacted by a $1.0 million reduction in selling prices to the ACM Group's largest customer, Rolls-Royce Corporation, that was implemented during the first quarter of fiscal 2002. Net sales of non-aerospace related components in fiscal 2002 declined approximately $0.7 million, compared with fiscal 2001. These decreases in net sales were partially offset by an approximately $3.3 million net increase in shipments of military airframe and engine components in fiscal 2002, compared with fiscal 2001.

Selling, general and administrative expenses in fiscal 2002 were $3.3 million. The primary factor impacting the ACM Group's selling, general and administrative expenses in fiscal 2002 is a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses before this legal accrual was $2.4 million in fiscal 2002, compared with $2.2 million in fiscal 2001. Selling, general and administrative expenses were negatively impacted in fiscal 2002 by a $0.2 million increase in the ACM Group's provision for doubtful accounts and a $0.1 million increase in employee benefit expenses, offset by lower travel and other discretionary expenses.

The ACM Group's operating loss in fiscal 2002 was $0.3 million, compared with operating income of $3.5 million in fiscal 2001. The ACM Group's operating results in fiscal 2002 were impacted by the $0.9 million legal accrual discussed above. In fiscal 2002, the ACM Group's operating income before legal accrual was $0.6 million, or 1.7% of net sales, compared with $3.5 million, or 8.5% of net sales, in fiscal 2001. The ACM Group's operating results in fiscal 2002 were also negatively impacted by a $1.0 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to affect future periods. Operating results were negatively impacted in 2002 by a $0.2 million LIFO provision, compared with a $0.1 benefit in 2001. The remaining $1.6 million decrease in operating income in fiscal 2002, compared with fiscal 2001, was primarily due to the negative impact on operating income of the reduced operating levels in 2002. Operating results as a percentage of net sales was negatively impacted in fiscal 2002 by the interplay between overall lower net sales in relation to fixed manufacturing costs. This was offset in part by lower material cost in 2002 due to product mix consisting of a greater percentage of products made from lower cost materials than in 2001. Fiscal 2002 operating results also benefited from lower utilization of outside services, such as heat-treating, as in-house capabilities were sufficient to support such requirements. During fiscal 2002, the ACM Group took a number of actions, including a salary freeze, cutbacks in discretionary spending and other cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues.

METAL FINISHING GROUP

Net sales were $10.3 million in both fiscal 2002 and 2001. In fiscal 2002 product net sales, consisting of selective electrochemical finishing equipment and solutions, declined 7.2% to $5.9 million, compared with $6.4 million in fiscal 2001. Product net sales continued the decline that began in the first quarter of fiscal 2002 due to the overall weakness in most markets served by the Metal Finishing Group, including aerospace, power generation, petroleum, steel, and railroad industries. In fiscal 2002, contract service net sales increased 12.9% to $4.2 million, compared with $3.8 million in fiscal 2001. Overall, declines in net sales to commercial customers were offset by increased sales to military customers.

Selling, general and administrative expenses were $2.9 million in both fiscal 2002 and 2001. In fiscal 2002, selling, general and administrative expenses benefited from lower advertising, travel and commissions expenditures, offset by higher compensation and employee benefit expenses. The Metal Finishing Group does not necessarily anticipate experiencing similar levels of expenditures for advertising and travel in future periods as economic conditions within the industries served by the Metal Finishing Group improve.

The Metal Finishing Group's operating income in fiscal 2002 was $1.5 million, or 14.5% of net sales, compared with $1.7 million, or 16.7% of net sales, in fiscal 2001. Operating income in fiscal 2002, compared with fiscal 2001, was negatively impacted by a shift in sales mix to higher contract service sales, which generate a lower margin than product sales. Additionally, a shift in the mix of contract service sales toward smaller contracts also negatively impacted operating results.

Operating income in fiscal 2002 was also negatively impacted by additional fixed costs associated with a new service facility that opened in fiscal 2002 that has not reached full operating levels.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.9 million in both fiscal 2002 and 2001. Corporate unallocated expenses were favorably impacted in 2002 by $0.2 million of lower expenses related to management incentive and public company expenses. During 2002, additional staffing, employee benefit and general insurance expenses totaling $0.2 million, partially offset the favorable decreases. The decrease in management incentive expense is attributable to the financial performance of the Company, while the decline in public company expenses is in part the result of the reduction in the size of the Company's Board of Directors.

OTHER/GENERAL

Interest income was $0.3 million in fiscal 2002, compared with $0.5 million in fiscal 2001. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and lower interest rates during 2002, compared with 2001. Interest expense in fiscal 2002 was $0.8 million, compared with $1.2 million in fiscal 2001. The decrease in interest expense is attributable to overall lower borrowings outstanding under the Company's revolving credit agreement, as well as lower interest rates.

Foreign currency exchange gain was minimal in fiscal 2002, compared with a foreign currency exchange loss of $0.6 million in fiscal 2001. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the local currency to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars.

Other expense increased $0.6 million in fiscal 2002, compared with fiscal 2001, as a result of a $0.8 million provision recorded in 2002 to adjust the amount of the unamortized portion of deferred grant revenue for a possible future repayment obligation due to the Company's recently reduced employment levels. See Note 4 to the Consolidated Financial Statements for further discussion. This provision was partially offset by an increase in the amount of nonrefundable research and other grants received during fiscal 2002, compared with fiscal 2001, as well as a one-time gain from the sale of the ACM Group's interest in certain natural gas wells.

The Company's fiscal 2002 income tax benefit of $0.5 million consists primarily of anticipated tax refunds from the carryback of a non-U.S. operating loss. In the fourth quarter of fiscal 2002, the Company recognized a $2.6 million valuation allowance against its net U.S. deferred income tax assets, which were primarily recorded during the first three quarters of fiscal 2002. In assessing the Company's ability to realize its net deferred tax assets, management considered whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that is more likely than not that the benefit will be realized through future taxable income.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000

In 2001, net sales decreased 0.5% to $105.6 million from $106.1 million in 2000. Net income increased 22.8% to $3.0 million, or $0.58 per diluted share, in 2001 from $2.4 million, or $0.47 per diluted share, in 2000.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group, which accounted for 51% of the Company's business in fiscal 2001, had net sales of $54.4 million, down 11.8% from $61.7 million in fiscal 2000. Repair volumes for older model engine types continued the decline that the Company experienced during fiscal 2000. As the Company expected, demand for repairs to the older model JT8D (Pratt & Whitney) engines continue to decline due to the continued retirement and reduced utilization of older model aircraft. In addition, there was a reduced volume of repairs to the CFM-56 (General Electric/SNECMA) and RB211 (Rolls-Royce) engines principally as a result of the increased direct involvement of the jet engine manufacturers into the repair marketplace. However, the Repair Group was able to show stronger repair volumes with respect to the Tay (Rolls-Royce) and PW4000 (Pratt & Whitney) engines, which represent some of the Group's newer programs. Revenue associated with the demand for replacement parts that complement the repair services provided to customers were also down in fiscal 2001 because of the reduced repair volumes in general.

During fiscal 2001, the Repair Group's selling, general and administrative expenses increased to $5.9 million, or 10.9% of net sales, from $5.6 million, or 9.1% of net sales in fiscal 2000. During fiscal 2001, the Repair Group recorded an increase in bad debt expense of $0.8 million, when compared to fiscal 2000, of which $0.2 million was recorded in the fourth quarter of fiscal 2001. The increase in bad debt expense was partially offset by the positive impact of a weaker Euro as discussed below.

Operating income in fiscal 2001 increased to $2.6 million, or 4.8% of net sales, from $2.3 million, or 3.8% of net sales, in fiscal 2000. Reduced sales volumes for repair services again adversely impacted the Repair Group's operating income. During fiscal 2001, the Repair Group's operating income was also negatively impacted by an increase in its reserve for obsolete replacement parts inventory of $0.7 million, when compared to 2000, of which $0.6 million was recorded in the fourth quarter of fiscal 2001. These negative impacts were partially offset by the positive impact of improved margins on the sales of replacement parts. Lower costs in 2001 for used replacement parts that could be refurbished, resulted in improved margins on the sale of replacement parts. However, the overwhelming contributor to the Repair Group's sustained operating profit, in spite of its reduced sales volumes and additional reserve provisions, has been the positive impact on the Group's margins of the further weakening of the Euro in relation to the U.S. dollar during fiscal 2001, when compared to fiscal 2000. Such positive impact accounted for approximately $2.5 million in operating income. The vast majority of the Repair Group's U.S. and non-U.S. sales are denominated in the U.S. dollars. At the same time, over 50% of the Group's operations are located in Ireland and the majority of its related costs are denominated in local currency that is tied directly to the Euro. Consequently, as the Euro declines, such costs are favorably impacted when measured and reported in equivalent U.S. currency.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales for fiscal 2001 increased 17% to $40.9 million, compared with $35.0 million in fiscal 2000. The sales increase is net of a reduction in selling price of approximately $1.0 million caused by a decline in the market price of a key raw material that was passed on to customers in the second half of fiscal 2000. The increase in net sales is primarily attributable to an increase in the number of AE series new generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as transport and surveillance aircraft. Net sales in 2001 also benefited from an increase in shipments of components for military aircraft, as well as airframe components sold to commercial aircraft manufacturers.

Selling, general and administrative expenses for fiscal 2001 increased $0.3 million to $2.2 million, compared to $1.9 million in fiscal 2000. The increase in fiscal 2001 is primarily attributable to lower selling, general and administrative expense recognized in fiscal 2000 due to a nonrecurring reevaluation of the Company's obligation to provide certain medical benefits to a small number of individuals who retired prior to 1993.

The ACM Group's operating income in 2001 was $3.5 million, or 8.5% of net sales, compared with $1.5 million, or 4.3% of net sales in 2000. The overall higher net sales level generated $0.8 million of operating income. In addition, the Group's operating income in 2001 benefited by $1.2 million as a result of improved efficiencies resulting from higher production volumes. The operating income in 2001 also benefited by $0.4 million due to process improvements and $0.4 million in lower tooling costs. LIFO benefit was $0.1 million and $0.8 million in 2001 and 2000, respectively. Operating income as a percentage of net sales also benefited in fiscal 2001 from the decline in the market price of a key raw material in the second half of fiscal 2000.

METAL FINISHING GROUP

Net sales for fiscal 2001 increased 8.6% to $10.3 million, compared with $9.5 million in fiscal 2000. Contract service sales volumes increased $0.5 million, or 19%, representing 36% of total sales, in fiscal 2001 when compared to fiscal 2000. Solution sales increased $0.1 million, or 3%, representing 45% of total sales, in 2001 when compared to 2000.

Operating income in fiscal 2001 increased to $1.7 million, or 16.7% of net sales, from $1.1 million, or 11.2% of net sales, in fiscal 2000. Margins improved in fiscal 2001, when compared to fiscal 2000, due principally to product mix, both in terms of increased sales and a higher margin in the contract services area as well as a shift within solutions sales to more of a higher margin precious metal solutions. In addition, the Metal Finishing Group realized some production efficiencies on increased sales and fiscal 2000 had a nonrecurring charge of $0.1 million related to employee benefits. During fiscal 2001, the Metal Finishing Group's selling, general and administrative expenses of $2.9 million were generally comparable to fiscal 2000 in amount, but represented a lower percentage of net sales.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses were $1.9 million in 2001 and 2000. Corporate unallocated expenses were favorably impacted by $0.2 million of lower expenses related to consulting, defined contribution plan administration costs, public company expenses and actuarially determined defined benefit pension plan costs. This was offset by $0.2 million in higher management incentive expense and legal and professional expenses.

OTHER/GENERAL

Interest income increased to $0.5 million in 2001, compared with $0.2 in 2000, primarily due to the increase in cash and cash equivalents in fiscal 2001, offset in part by lower interest rates. Interest expense was $1.2 million in 2001, compared with $1.0 million in fiscal 2000. Interest expense was negatively impacted by higher average borrowings under the Company's revolving credit agreement, offset in part by lower interest rates.

Other expense was $0.6 million in fiscal 2001, compared with other income of $0.3 million in 2000. $0.8 million of this change is due to foreign currency transaction losses, of which $1.0 million occurred in the fourth quarter of 2001. These exchange losses result from the impact of the strengthening Euro, principally in the fourth quarter of 2001, on the carrying values of certain net monetary assets of the Company's non-U.S. subsidiaries. In addition, the amount of grant income from Irish government agencies recognized by the Company's Irish subsidiary declined $0.1 million to $0.4 million in 2001, compared with $0.5 million 2000.

During fiscal 2001, U.S. income taxes were provided on the undistributed fiscal 2001 earnings of non-U.S. subsidiaries in anticipation that distributions from such earnings, to the extent they may occur, would result in an additional income tax liability. The Company's consolidated income tax provision of $1.7 million results in an effective tax rate of 36.3% in 2001, compared to 2.3% in 2000. Expenses not deductible for tax purposes resulted in an effective tax rate higher than the statutory rate. The Company's fiscal 2000 income tax provision of $0.1 million consists of a U.S. income tax benefit of $0.4 million on a U.S. loss of $1.2 million, offset by a non-U.S. income tax provision of $0.5 million on non-U.S. income of $3.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $7.6 million at September 30, 2002 from $13.8 million at September 30, 2001. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. During fiscal 2002, the Company received a distribution of $2.5 million from one of its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement.

Cash flow activity for fiscal 2002 is presented in the Consolidated Statements of Cash Flows. Cash was provided by a $2.9 million decrease in the ACM Group's accounts receivable due to lower sales, net of a $0.1 million increase in its allowance for doubtful accounts in response to higher levels of credit risk resulting from the current economic environment. Cash was further provided by a $1.1 million decrease in the Repair Group's accounts receivable due to lower sales, as well as by a $0.2 million decrease in the Metal Finishing Group's accounts receivable. ACM Group inventories decreased by $2.5 million in fiscal 2002, while the Repair Group's inventories decreased $1.6 million and the Metal Finishing Group's inventory increased $0.1 million in fiscal 2002. The overall decline in inventory levels is attributable to lower sales levels experienced during fiscal 2002. The $2.6 million decrease in consolidated accounts payable is attributable to lower overall operating expenses and inventory purchases due to lower net sales during fiscal 2002. The $1.9 million increase in consolidated accrued liabilities is caused by a $2.0 million reclassification of the unamortized portion of deferred grant revenue from other long-term liabilities; the establishment of a $0.9 million legal accrual and an $0.8 million severance accrual in connection with staff reductions. These increases were offset in part by payment in fiscal 2002 of $1.0 million of fiscal 2001 employee incentives, $0.5 million payment of fiscal 2001 income taxes, net of refunds, and lower overall operating expenses in fiscal 2002, compared with fiscal 2001. Working capital was $19.5 million at September 30, 2002, compared with $36.9 million at September 30, 2001. The current ratio was 2.3 and 3.3 at September 30, 2002 and 2001, respectively.

Capital expenditures were $5.0 million in fiscal 2002, compared with $4.1 million in fiscal 2001. Fiscal 2002 capital expenditures consisted of equipment that will expand and diversify the Repair Group's repair capabilities, including HIT component repair; provide other new equipment and upgrade existing equipment. At September 30, 2002, the Company has no material outstanding commitments for capital expenditures. The Company anticipates that fiscal 2003 capital expenditures will not exceed $3.5 million and will be concentrated in the Repair Group.

At September 30, 2002, the Company has a term note with a bank payable in quarterly installments of $0.3 million through February 1, 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate of 7.74%, which is subject to adjustment based upon the level of certain financial ratios. The outstanding balance of the term note at September 30, 2002 was $6.9 million.

The Company has at September 30, 2002, a $10.0 million revolving credit agreement with a bank that expires on March 31, 2004 and bears interest at the bank's base rate. The interest rate was 4.75% at September 30, 2002. A commitment fee of 0.25% is incurred on the remaining unused balance. At September 30, 2002 the Company had $7.6 million available against its $10.0 million revolving credit agreement.

The Company also has outstanding at September 30, 2002, a 15-year industrial development bond, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. Interest rate at September 30, 2002 was 1.9%. The outstanding balance of the industrial development bond at September 30, 2002 was $3.2 million.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that limit the amount of annual capital expenditures and require the maintenance of certain specified financial ratios, including a minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio.

On November 26, 2002 the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment waives (i) the interest coverage ratio covenant for the periods ended September 30, 2002, December 31, 2002 and March 31, 2003; (ii) the minimum tangible net worth covenant for the period ending September 30, 2002; and (iii) the capital expenditure limitation for the period ended September 30, 2002. The amendment modifies certain financial covenants and the interest rate-pricing grid. As a consequence, the term note's three-month LIBOR based borrowing rate increases to 8.24% effective November 26, 2002. Also, as a result of this amendment the commitment fee on the unused balance of the revolving credit agreement was increased to 0.375%. Taking into consideration the effect of this waiver, the Company was in compliance with all applicable covenants at September 30, 2002.

The Company's long-term debt as a percentage of equity at September 30, 2002 and 2001 was 30.2% and 30.6%, respectively. At September 30, 2002 the Company had $7.6 million available against its $10.0 million revolving credit agreement.

During fiscal 2002, the Company repurchased 29,300 of its Common Shares. The total number of shares repurchased under the Company's 100,000 Common Share repurchase program, approved by the Board of Directors, is 100,000. No dividends were declared during fiscal 2002.

OUTLOOK

As the Company noted in 2001, its business is heavily dependent upon the strength of the commercial airlines as well as the aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups' businesses. The air transport industry's long-term outlook has, for many years, been one of continued growth. Such outlook suggested the need for additional aircraft and growth in the requirement for aircraft and engine repairs.

The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has made requests for U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and grounding of aircraft. This reduction in the demand for passenger travel and aircraft deliveries, and the increase in the number of idle aircraft, the number of which is skewed heavily toward older models, resulted in a decrease in orders and, therefore, negatively impacted the ACM and Repair Groups' net sales, operating results, and cash flows in fiscal 2002. This was due to the concentration of the ACM Group providing new parts for aircrafts and engines, and the Repair Group providing replacement parts and component repair services for the engines that power these aircraft. Declines in the commercial airline, aircraft and related engine industries have been partially offset by increases in U.S. military spending for aircraft and related components. The ACM business supplies new and spare components for military aircraft. Increases in military component demand have partially offset the decreases in commercial aerospace component net sales. The recent establishment of the Department of Homeland Security may result in additional demand for military aircraft and related components.

It is difficult to determine at this time what the long-term impact of these events will be on air travel and the demand for the services and products provided by the Company. These factors could result in a further decrease in orders for new and after-market commercial aerospace products and services; an increase in credit risk associated with doing business with the financially troubled airlines and their suppliers; and an increase in slow moving and/or obsolete replacement parts inventory related to older model engines that are experiencing reduced usage. All of these consequences, to the extent that they occur, could negatively impact the Company's net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that that cash on-hand, funds available under its revolving credit agreement and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. Under SFAS No. 142, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The adoption will result in no further amortization of goodwill. Amortization of goodwill during the year ended September 30, 2002 was $0.1 million, or $0.02 per share (diluted). Other than the cessation of goodwill amortization, the Company does not expect the adoption of this standard to have an impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard in fiscal 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard in fiscal 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

FORWARD-LOOKING STATEMENTS

This discussion may contain various forward-looking statements and includes assumptions concerning the Company's operation, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers in turbine component services and repair markets; (3) successful procurement of new repair process licenses; (4) fluctuating foreign currency (primarily Euro) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of HIT repair processes; (6) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary way to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to failure of airlines/engine over-haul companies and other aerospace related industries, the reduced number of aircraft in service, and the accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (10) continued reliance on several major customers for revenues, as the company's five largest customers account for approximately 35% of its total net sales, (11) stability of government laws and regulations, including taxes; and (12) stable governments and business conditions in economies where the Company's business is conducted.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company's products in transactions denominated in non-U.S. dollar currencies (primarily the Euro); the payment in local currency, of wages and other costs related to the Company's non-U.S. operations; and changes in interest rates on the Company's long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

The Company believes that inflation has not materially affected its results of operations in 2002, and does not expect inflation to be a significant factor in fiscal 2003.

FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the local currency to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss.

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2002, the Company had several forward exchange contracts outstanding for durations of up to nine months to purchase Euros aggregating U.S. $10.9 million. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies in which the forward exchange contracts outstanding at September 30, 2002 are denominated, would result in a $1.2 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from September 30, 2002 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the additional annual interest expense to the Company would be approximately $0.1 million.

The Company's sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for each of the two years in the period ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 26, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2002,
(except for the last paragraph of
Note 5, as to which the date is November 26, 2002)

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of SIFCO Industries, Inc. and Subsidiaries referred to in our report dated October 29, 2002, which is incorporated in this Form 10-K, we have also audited Schedule II for the year ended September 30, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for each of the two years in the period ended September 30, 2001, were audited by other auditors who have ceased operations and whose report dated October 26, 2001, stated that the information in Schedule II as of September 30, 2001 and for each of the two years in the period ended September 30, 2001 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2002

The following is a copy of a previously issued Report of Independent Public Accountants. The predecessor auditors (who have ceased operations) have not revised this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of SIFCO Industries, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
October 26, 2001.

The following is a copy of a previously issued Report of Independent Public Accountants on the Financial Statement Schedule. The predecessor auditors (who have ceased operations) have not revised this report.

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of SIFCO Industries, Inc.:

We have audited in accordance with auditing stands generally accepted in the United States, the consolidated financial statements included in SIFCO Industries, Inc. and Subsidiaries' annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of financial statement schedules is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly sates in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Cleveland, Ohio,
October 26, 2001.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               YEARS ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                           2002          2001          2000
                                                                           ----          ----          ----
Net sales .........................................................     $  80,033     $ 105,633     $ 106,138
Operating expenses:
     Cost of goods sold ...........................................        76,331        86,761        90,732
     Selling, general and administrative expenses .................        15,952        12,960        12,357
                                                                        -------------------------------------

          Total operating expenses ................................        92,283        99,721       103,089
                                                                        -------------------------------------

               Operating income (loss) ............................       (12,250)        5,912         3,049

Interest income ...................................................          (258)         (530)         (196)
Interest expense ..................................................           838         1,189         1,019
Foreign currency exchange loss (gain) net .........................           (34)          568          (207)
Other expense (income) net ........................................           652            17           (46)
                                                                        -------------------------------------

          Income (loss) before income tax provision (benefit) .....       (13,448)        4,668         2,479
Income tax provision (benefit) ....................................          (462)        1,694            57
                                                                        -------------------------------------

               Net income (loss) ..................................     $ (12,986)    $   2,974     $   2,422
                                                                        =====================================

Net income (loss) per share (basic) ...............................     $   (2.49)    $    0.58     $    0.47
Net income (loss) per share (diluted) .............................     $   (2.49)    $    0.58     $    0.47

Weighted-average number of common shares (basic) ..................         5,219         5,144         5,169
Weighted-average number of common shares (diluted) ................         5,236         5,165         5,203

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        SEPTEMBER 30,
                                                                                        -------------
                                                                                     2002           2001
                                                                                     ----           ----
                              ASSETS
                              ------
Current Assets:
     Cash and cash equivalents                                                     $  7,583      $  13,787
     Receivables ............................................................        14,505         18,705
     Inventories ............................................................        10,701         18,013
     Refundable income taxes ................................................           423             --
     Deferred income taxes                                                               --          1,709
     Prepaid expenses and other current assets ..............................         1,501            578
                                                                                   -----------------------

               Total current assets .........................................        34,713         52,792

Property, plant and equipment:
     Land ...................................................................           859            859
     Buildings ..............................................................        19,402         19,063
     Machinery and equipment ................................................        59,763         58,723
                                                                                   -----------------------
                                                                                     80,024         78,645
     Less - accumulated depreciation ........................................        50,918         49,262
                                                                                   -----------------------

               Property, plant and equipment, net ...........................        29,106         29,383

Other assets:
     Funds held by trustee for capital project ..............................            --             92
     Goodwill and other intangible assets, net ..............................         2,574          3,558
     Other assets ...........................................................           946            771
                                                                                   -----------------------

              Total other assets ............................................         3,520          4,421
                                                                                   -----------------------

                    Total assets ............................................      $ 67,339      $  86,596
                                                                                   =======================

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Current liabilities:
     Current maturities of long-term debt ...................................      $  1,440      $   1,430
     Accounts payable .......................................................         4,130          6,717
     Accrued liabilities ....................................................         9,618          7,702
                                                                                   -----------------------

              Total current liabilities .....................................        15,188         15,849

Long-term debt, net of current maturities ...................................        11,093         15,107

Other long-term liabilities .................................................         4,323          6,266

Shareholders' equity:
     Serial preferred shares, no par value, authorized 1,000 shares .........            --             --
     Common shares, par value $1 per share, authorized 10,000 shares;
            issued 5,358 shares in 2002 and 5,308 shares in 2001;
            outstanding 5,258 shares in 2002 and 5,237 shares in 2001 .......         5,358          5,308
     Additional paid-in capital .............................................         6,936          6,783
     Retained earnings ......................................................        32,629         45,615
     Accumulated other comprehensive loss ...................................        (7,034)        (7,423)
     Unearned compensation - restricted common shares .......................          (562)          (460)
     Common shares held in treasury at cost, 100 shares in 2002 and
          71 shares in 2001 .................................................          (592)          (449)
                                                                                   -----------------------

              Total shareholders' equity ....................................        36,735         49,374
                                                                                   -----------------------

                       Total liabilities and shareholders' equity ...........      $ 67,339      $  86,596
                                                                                   =======================

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                      YEARS ENDED SEPTEMBER 30,
                                                                                      -------------------------
                                                                                  2002           2001         2000
                                                                                  ----           ----         ----
Cash flows from operating activities:
     Net income (loss) .....................................................   $ (12,986)      $  2,974      $ 2,422
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization ...............................       4,706          4,368        4,632
               Loss on disposal of property, plant and equipment ...........          (7)           160           --
               Deferred income taxes .......................................          15          1,286          176
               Asset impairment charges ....................................       5,160             --           --

Changes in operating assets and liabilities:
               Receivables .................................................       4,200          1,205          575
               Inventories .................................................       4,054          2,081        2,177
               Refundable income taxes .....................................        (423)            --          354
               Prepaid expenses and other current assets ...................        (923)            84          606
               Other assets ................................................        (563)          (119)         229
               Accounts payable ............................................      (2,588)        (2,268)       1,341
               Accrued liabilities .........................................       1,916            176       (1,873)
               Other long-term liabilities .................................          28           (886)        (168)
                                                                               -------------------------------------

                     Net cash provided by operating activities .............       2,589          9,061       10,471

Cash flows from investing activities:
               Capital expenditures ........................................      (5,043)        (4,082)      (4,652)
               Decrease in funds held by trustee for capital project .......          92            438          147
               Proceeds from sale of property, plant and equipment .........         105             --           --
               Other .......................................................          99             44         (404)
                                                                               -------------------------------------

                     Net cash used for investing activities ................      (4,747)        (3,600)      (4,909)

Cash flows from financing activities:
               Proceeds from revolving credit agreement ....................      24,735         30,132        9,286
               Repayments of revolving credit agreement ....................     (27,309)       (25,557)      (8,889)
               Repayments of long-term debt ................................      (1,430)        (1,420)      (1,415)
               Repurchase of common shares .................................        (143)            --         (449)
               Cash dividends declared .....................................          --             --       (1,031)
               Issuance of common shares ...................................          --             13           73
               Share transactions under restricted stock program ...........         101             --           --
                                                                               -------------------------------------

                     Net cash provided by (used for) financing activities ..      (4,046)         3,168       (2,425)
                                                                               -------------------------------------

Increase (decrease) in cash and cash equivalents ...........................      (6,204)         8,629        3,137
Cash and cash equivalents at beginning of year .............................      13,787          4,687        2,022
Effect of exchange rate changes on cash and cash equivalents ...............          --            471         (472)
                                                                               -------------------------------------

                     Cash and cash equivalents at end of year ..............   $   7,583       $ 13,787      $ 4,687
                                                                               =====================================

Supplemental disclosure of cash flow information:
     Cash paid for interest ................................................   $    (845)      $ (1,082)     $(1,021)
     Cash recovered (paid) for income taxes, net ...........................        (573)           460          (62)

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 (AMOUNTS IN THOUSDANDS, EXCEPT PER SHARE DATA)

                                                                                                 ACCUMULATED
                                                                       ADDITIONAL                  OTHER
                                                             COMMON     PAID-IN     RETAINED   COMPREHENSIVE
                                                             SHARES     CAPITAL     EARNINGS   INCOME (LOSS)
                                                             ------     -------     --------   -------------
BALANCE - SEPTEMBER 30, 1999                                $ 5,193     $ 6,352    $  41,250    $  (2,749)
Comprehensive income (loss):
    Net income.........................................          --          --        2,422           --
    Foreign currency translation adjustment............          --          --           --       (5,561)

       Total comprehensive loss........................

Shares issued to Defined Contribution Plan.............           1           5           --           --
Shares issued to vendor as payment for services                   6          42           --           --
Stock options exercised................................           5          14           --           --
Shares repurchased and held in treasury................          --          --           --           --
Dividends declared ($0.20 per share)...................          --          --       (1,031)          --
---------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000                                $ 5,205     $ 6,413    $  42,641    $  (8,310)
Comprehensive income (loss):
    Net income.........................................          --          --        2,974           --
    Foreign currency translation adjustment............          --          --           --        1,191
    Unrealized loss on interest rate swap agreement,
      net of income tax benefit of $156................          --          --           --         (304)

       Total comprehensive income......................

Shares issued to vendor as payment for services........           3          10           --           --
Shares issued under restricted stock plan..............         100         360           --           --
---------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001                                $ 5,308     $ 6,783    $  45,615    $  (7,423)

Comprehensive income (loss):
    Net loss...........................................          --          --      (12,986)          --
    Foreign currency translation adjustment............          --          --           --          112
    Currency exchange contract adjustment..............          --          --           --        1,035
    Unrealized loss on interest rate swap agreement,
      net of income tax provision of $156..............          --          --           --         (254)
    Minimum pension liability adjustment...............          --          --           --         (504)

       Total comprehensive loss........................

Shares repurchased and held in treasury................          --          --           --           --
Share transactions under restricted stock plan.........          50         153           --           --
---------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                                $ 5,358     $ 6,936    $  32,629    $  (7,034)
=========================================================================================================

                                                                             SHARES       TOTAL
                                                               UNEARNED      HELD IN    SHAREHOLDERS'
                                                             COMPENSATION   TREASURY      EQUITY
                                                             -------------  --------      ------
BALANCE - SEPTEMBER 30, 1999                                  $      --     $     --      $  50,046
Comprehensive income (loss):
    Net income.........................................              --           --          2,422
    Foreign currency translation adjustment............              --           --         (5,561)
                                                                                          ---------
       Total comprehensive loss........................                                      (3,139)

Shares issued to Defined Contribution Plan.............              --           --              6
Shares issued to vendor as payment for services........              --           --             48
Stock options exercised................................              --           --             19
Shares repurchased and held in treasury................              --         (449)          (449)
Dividends declared ($0.20 per share)...................              --           --         (1,031)
---------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000                                  $      --     $   (449)     $  45,500
Comprehensive income (loss):
    Net income.........................................              --           --          2,974
    Foreign currency translation adjustment............              --           --          1,191
    Unrealized loss on interest rate swap agreement,
      net of income tax benefit of $156................              --           --           (304)
                                                                                          ---------
       Total comprehensive income                                                             3,861

Shares issued to vendor as payment for services........              --           --             13
Shares issued under restricted stock plan..............            (460)          --             --
---------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001                                  $    (460)    $   (449)     $  49,374

Comprehensive income (loss):
    Net loss...........................................              --           --        (12,986)
    Foreign currency translation adjustment............              --           --            112
    Currency exchange contract adjustment..............              --           --          1,035
    Unrealized loss on interest rate swap agreement,
      net of income tax provision of $156..............              --           --           (254)
    Minimum pension liability adjustment...............              --           --           (504)
                                                                                          ---------

       Total comprehensive loss........................                                    ( 12,597)

Shares repurchased and held in treasury................              --         (143)          (143)
Share transactions under restricted stock plan.........            (102)          --            101
---------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                                  $    (562)    $    (592)    $  36,735
===================================================================================================

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the "Company") are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing and the products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment.

B.   PRICIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

C.   CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

D.   INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Inventory cost includes material, direct labor and factory overhead. Cost is determined by the last-in, first-out (LIFO) method for approximately 35% of inventories at September 30, 2002 and 2001. The first-in, first-out (FIFO) method is used for the remainder of inventories.

E.   PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization are generally computed using the straight-line method, except for certain divisions, which use the declining balance method. Depreciation and amortization are provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation and amortization provisions are based on estimated useful lives: buildings and building improvements: 5 to 50 years and machinery and equipment, including office and computer equipment: 3 to 20 years.

F.   GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets represent the excess of cost over the net assets of acquired companies. Goodwill is amortized using the straight-line method over 40 years. Other intangible assets include a 10-year non-competition agreement with the former owner of an acquired company. This asset, which became fully amortized during 2002, was amortized using the straight-line method over 10 years. The Company uses an undiscounted cash flow method to periodically review the value of goodwill and other intangible assets. As a result of such review during 2002, the Company recognized a $733 net write-down of goodwill. The Company believes that the balance of its goodwill and other intangible assets are realizable. At September 30, 2002 and 2001, accumulated amortization of goodwill and other intangible assets was $881 and $3,179, respectively.

G.   NET INCOME PER SHARE
The Company's net income per basic share has been computed based on the average number of common shares outstanding. Net income per diluted share reflects the effect of the Company's outstanding stock options under the treasury stock method.

H.   REVENUE RECOGNITION
The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenues are generally recognized when products are shipped or services are provided to customers.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

I.   NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. Under SFAS No. 142, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. The adoption will result in no further amortization of goodwill. Amortization of goodwill during the year ended September 30, 2002 was $93, or $0.02 per share (diluted). Other than the cessation of goodwill amortization, the Company does not expect the adoption of this standard to have an impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt this standard in fiscal 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard in fiscal 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operation.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

J.   USE OF ESTIMATES
Accounting principles generally accepted in the United States require management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates.

K.   CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $1,250 and $1,422 at September 30, 2002 and 2001, respectively. Bad debt expense totaled $481, $1,098 and $220 in fiscal 2002, 2001 and 2000, respectively.

Most of the Company's receivables represent trade receivables due from manufacturers of turbine engines and aircraft components, airlines, and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 35% of the Company's sales in 2002 were to its 5 largest customers. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2002. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

L.   DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered into an interest rate swap agreement and several foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific exposure. To qualify as a hedge, the item to be hedged must expose the Company to interest rate or foreign currency exchange risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the Consolidated Balance Sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the Consolidated Statements of Operations.

The Company uses an interest rate swap agreement to reduce risks related to variable-rate debt, which is subject to changes in the market rates of interest. These are designated as cash flow hedges. During 2002, the Company held one interest rate swap agreement with a notional amount of $6,900 at September 30, 2002. Cash flows related to the interest rate swap agreements are included in interest expense. The Company's interest rate swap agreement and its variable-rate term debt are based upon three-month LIBOR. During 2002, the interest rate swap agreement qualified as a fully effective cash flow hedge against the Company's variable-rate term note interest risk.

M.   RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Research and development expense was approximately $500, $400 and $400 for the years ended September 30, 2002, 2001 and 2000, respectively.

N.   RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2002 Consolidated Financial Statement presentation.

2.   INVENTORIES

Inventories consist of:

                                                            2002        2001
                                                            ----        ----
Raw materials and supplies .........................      $  3,411    $  5,714
Work-in-process ....................................         3,525       5,905
Finished goods .....................................         3,765       6,394
                                                          --------------------

    Total inventories ..............................      $ 10,701    $ 18,013
                                                          ====================

If the FIFO method had been used for the entire Company, inventories would have been $3,114 and $2,884 higher than reported at September 30, 2002 and 2001, respectively.

3.   ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                            2002        2001
                                                            ----        ----
Accrued employee compensation and benefits .........      $  1,609    $  2,076
Accrued workers' compensation ......................         1,029       1,497
Accrued severance ..................................           752          --
Accrued income taxes ...............................           415         975
Accrued royalties ..................................           973         916
Accrued legal and professional .....................         1,388         375
Unamortized portion of deferred grant revenue ......         2,005          --
Other accrued liabilities ..........................         1,447       1,863
                                                          --------------------

    Total accrued liabilities ......................      $  9,618    $  7,702
                                                          ====================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4.   GOVERNMENT GRANTS

The Company receives grants from certain government entities as an incentive to invest in facilities, research and employees. Certain of these grants require that the Company maintain operations for up to ten years in order to qualify for the full value of the benefits received. These amounts are recorded as deferred revenue when received. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. Training, research, marketing and other grants are recognized as income when received.

During 2002, the Company's workforce was impacted through attrition and staff reductions such that employment levels were reduced to amounts that are expected to remain, for the foreseeable future, below certain minimum levels as stipulated in certain employment related grant agreements. In certain circumstances, such employment level reductions may trigger an obligation for repayment of certain employment related grants. Accordingly, the Company recognized in 2002 a $770 provision to adjust the amount of the unamortized portion of deferred grant revenue.

The unamortized portion of deferred grant revenue was $2,645 and $1,892 at September 30, 2002 and 2001, respectively. As of September 30, 2002, $2,005 is included in accrued liabilities, and $640 is included in other long-term liabilities. As of September 30, 2001, $1,892 is included in other long-term liabilities. The Company recognized net grant expense of $422 in 2002 and grant revenue of $406 and $513 in 2001 and 2000, respectively, which is included in other expense (income), net.

Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments was $4,902 and $4,794 at September 30, 2002 and 2001, respectively.

5.   LONG TERM DEBT

Long-term debt consists of:

                                                                   2002        2001
                                                                   ----        ----
Term note payable to bank ....................................   $  6,900    $  8,100
Revolving credit agreement ...................................      2,398       4,972
Industrial development variable rate demand revenue bonds ....      3,235       3,465
                                                                 --------------------
    Total debt ...............................................     12,533      16,537
Less - current maturities ....................................      1,440       1,430
                                                                 --------------------
    Total long-term debt .....................................   $ 11,093    $ 15,107
                                                                 ====================

The term note is payable in quarterly installments of $300 through February 1, 2005 with the remaining balance of $3,900 due May 1, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate of 7.74% and is subject to adjustment based upon the level of certain financial ratios. The effective interest rate at September 30, 2002 was 7.74%. The interest rate swap agreement has a notional amount equal to the amount owed under the term note and bears interest at a fixed rate of 5.99%.

The Company has a $10,000 revolving credit agreement with a bank, which expires on March 31, 2004 and bears interest at the bank's base rate. The interest rate was 4.75% at September 30, 2002. The average balance outstanding against the revolving credit agreement was $2,241 and $3,779 during 2002 and 2001, respectively. A commitment fee of 0.25% is incurred on the unused balance. At September 30, 2002, the Company had $7,557 available against its $10,000 revolving credit agreement.

The Company has a 15-year industrial development bond outstanding, with an original face amount of $4,100, which was used to expand the Turbine Component Services and Repair Group's Tampa, Florida facility. The interest rate is reset weekly, based on prevailing tax-exempt money market rates (1.9% at September 30, 2002). The industrial development bond requires annual principal payments ranging from $240 in 2003 to $355 in 2013.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

All of the Company's long-term debt is secured by substantially all of the Company's domestic assets, a guarantee by its domestic subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its various credit agreements, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that limit the amount of annual capital expenditures, and require the maintenance of certain specified financial ratios, including a minimum tangible net worth level, a maximum liability to tangible net worth ratio, and an interest coverage ratio.

On November 26, 2002 the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment waives (i) the interest coverage ratio covenant for the periods ended September 30, 2002, December 31, 2002 and March 31, 2003; (ii) the minimum tangible net worth covenant for the period ended September 30, 2002. The amendment modifies certain financial covenants and the interest rate-pricing grid. As a consequence, the term note's borrowing rate increases to 8.24% effective November 26, 2002. Also, as a result of this amendment the commitment fee on the unused balance of the revolving credit agreement was increased to 0.37%. Taking into consideration the effect of this waiver, the company was in compliance with all applicable covenants at September 30, 2002.

6.   INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows;

                                                                         2002         2001        2000
                                                                         ----         ----        ----
U.S ............................................................      $  (8,369)    $   519    $  (1,192)
Non-U.S ........................................................         (5,079)      4,149        3,671
                                                                      ----------------------------------

         Income (loss) before income tax provision (benefit) ...      $ (13,448)    $ 4,668    $   2,479
                                                                      ==================================

The income tax provision (benefit) consists of the following:

                                                                          2002        2001        2000
                                                                          ----        ----        ----
Current income tax provision (benefit):
     U.S. federal ..............................................      $    (114)    $  (117)   $    (564)
     State and local ...........................................             --          36          (11)
     Non-U.S ...................................................           (477)        489          456
                                                                      ----------------------------------

         Total current tax provision (benefit) .................           (591)        408         (119)
Deferred U.S. federal income tax provision .....................            129       1,286          176
                                                                      ----------------------------------

         Income tax provision (benefit) ........................      $    (462)    $ 1,694    $      57
                                                                      ==================================

The income tax provision (benefit) differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations differs from the statutory rate as follows:

                                                                                 2002           2001          2000
                                                                                 ----           ----          ----
Income (loss) before income tax provision (benefit) ....................      $ (13,448)      $ 4,668       $ 2,479
Less-U.S., state and local income tax provision (benefit) ..............             --            36           (11)
                                                                              -------------------------------------

       Income (loss) before federal income tax provision (benefit) .....        (13,448)        4,632         2,490
                                                                              =====================================

Income tax provision (benefit) at U.S. federal statutory rate ..........         (4,572)        1,575           847
Tax effect of:
     U.S. losses for which no U.S. federal tax benefit has been
          recognized ...................................................          2,598            --            --
     Non-U.S. tax rate differential ....................................             --            --          (792)
     Non-US losses for which no-U.S. federal tax benefit has been
          recognized ...................................................          1,251            --            --
     Other .............................................................            261            83            13
                                                                              -------------------------------------

U.S. federal and non-U.S. income tax provision (benefit) ...............           (462)        1,658            68
Add - U.S., state and local income tax provision (benefit) .............             --            36           (11)
                                                                              -------------------------------------

       Income tax provision (benefit) ..................................      $    (462)      $ 1,694       $    57
                                                                              =====================================

Deferred tax assets and liabilities consist of the following:

                                                               2002         2001
                                                               ----         ----
Deferred tax assets:
   Net U.S. operating loss carryfowards ..............      $  1,903     $     --
   Employee benefits .................................         1,143        1,445
   Investment valuation reserve ......................           511          511
   Inventory and property reserves ...................           473          536
   Doubtful accounts .................................           263          305
   Foreign tax credits ...............................           161          161
   Interest rate swap ................................           190          156
   Additional pension liability ......................           171           --
                                                            ---------------------

         Total deferred tax assets ...................         4,815        3,114

Deferred tax liabilities:
   Depreciation ......................................         1,687        1,438
   Unremitted foreign earnings .......................           368          934
   Personal property taxes ...........................            27           29
   Other .............................................            10          381
                                                            ---------------------

         Total deferred tax liabilities ..............         2,092        2,782
                                                            ---------------------

Deferral tax assets net of liabilities ...............         2,723          332
Valuation allowance ..................................        (2,723)        (161)
                                                            ---------------------

         Net deferred tax assets .....................      $     --     $    171
                                                            =====================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At September 30, 2002, the Company has a U.S. federal tax loss carryfoward of $5,597. The U.S. federal tax loss carryforward expires in 2022.

At September 30, 2002, the Company recognized an additional $2,562 valuation allowance against its U.S. net deferred tax assets, which were primarily recorded during the first three quarters of fiscal 2002. In assessing the Company's ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the U.S. Distribution of these non-U.S. subsidiary earnings would be subject to U.S. income taxes. Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. federal deferred income tax liabilities have been established were approximately $25,000 at September 30, 2002. During 2001, the Company provided $934 for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries accumulated in fiscal 2001.

7.  RETIREMENT BENEFIT PLANS

The Company and certain of its U.S. subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company's funding policy for U.S. defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Non-U.S. plans are funded in accordance with the requirements of regulatory bodies governing the plans.

Net pension expense for the Company-sponsored defined benefit plans for 2002, 2001 and 2000 consists of the following:

                                                                2002         2001        2000
                                                                ----         ----        ----
Service cost ...........................................      $   899      $   813     $   886
Interest cost ..........................................        1,255        1,180       1,153
Expected return on plan assets .........................       (1,445)      (1,483)     (1,317)
Amortization of transition obligation (asset) ..........          (11)         (11)         12
Amortization of prior service cost .....................           42           42          42
Amortization of net gain ...............................         (104)        (262)       (132)
                                                              --------------------------------

     Net pension expense for defined benefit plans .....      $   636      $   279     $   644
                                                              ================================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The status of all significant U.S. and non-U.S. defined benefit plans is as follows:

                                                                        2002          2001
                                                                        ----          ----
Benefit Obligations:
   Benefit obligation at beginning of year ......................    $  17,327     $  14,596
   Service cost .................................................          899           813
   Interest cost ................................................        1,257         1,180
   Participant contributions ....................................          193           180
   Amendments ...................................................          898            --
   Actuarial loss (gain) ........................................        1,071         1,997
   Benefits paid ................................................       (1,890)       (1,581)
   Currency translation adjustment ..............................          369           142
                                                                     -----------------------

        Benefit obligation at end of year .......................    $  20,124     $  17,327
                                                                     =======================

                                                                        2002          2001
                                                                        ----          ----
Plan Assets:
   Plan assets at beginning of year .............................    $  16,571     $  18,144
   Actual return (loss) on plan assets ..........................         (823)         (915)
   Employer contributions .......................................          743           592
   Participant contributions ....................................          193           180
   Benefits paid ................................................       (1,890)       (1,581)
   Currency translation adjustment ..............................          305           151
                                                                     -----------------------

        Plan assets at end of year ..............................    $  15,099     $  16,571
                                                                     =======================

                                                                                 PLANS IN WHICH        PLANS IN WHICH
                                                                                 ASSETS EXCEED          ACCUMULATED
                                                                                  ACCUMULATED         BENEFITS EXCEED
                                                                                   BENEFITS                ASSETS
                                                                                   --------                ------

                                                                               2002       2001        2002       2001
                                                                               ----       ----        ----       ----
RECONCILIATION OF FUNDED STATUS:
   Plan assets in excess of (less than) projected benefit obligations ....   $  1,391   $  2,454    $(6,416)   $(3,210)
   Unrecognized net (gain) loss ..........................................     (1,176)    (1,939)     3,150        503
   Unrecognized prior service cost .......................................        896        326        343         57
   Unrecognized transition asset .........................................         --         --        (38)       (49)
   Currency translation adjustment .......................................         --         --         76         10
                                                                             -----------------------------------------

       Net amount recognized in the Consolidated Balance Sheets ..........   $  1,111   $    841    $(2,885)   $(2,689)
                                                                             =========================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS ARE:
   Other assets ..........................................................   $     --   $     --    $   731    $   387
   Other long-term liabilities ...........................................      1,111        841     (4,120)    (3,076)
   Accumulated other comprehensive loss ..................................         --         --        504         --
                                                                             -----------------------------------------

       Net amount recognized in the Consolidated Balance Sheets ..........   $  1,111   $    841    $(2,885)   $(2,689)
                                                                             =========================================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Assumptions used for defined benefit plans consist of:

                                             2002          2001          2000
                                             ----          ----          ----
Discount rate for liabilities ...........    6.6%          7.1%          7.8%
Expected return on assets ...............    8.4%          8.4%          8.6%
Rate of compensation increase ...........    3.9%          4.0%          4.0%

The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company's contributions to the plan in 2002, 2001 and 2000 were $55, $47 and $46, respectively.

All non-union employees of the Company and its U.S. subsidiaries are eligible to participate in the Company's defined contribution plan. The Company's matching contribution expense for 2002, 2001 and 2000 was $79, $77 and $85, respectively.

The Company's Irish subsidiary sponsors, for all of its employees, a tax-advantage profit sharing program. Company discretionary contributions and employee elective contributions are invested in Common Shares of the Company without being subject to personal income taxes if held for at least three years. Employees have the option of taking a taxable cash distribution. There was no contribution expense in 2002, 2001 and 2000.

The Company's Irish subsidiary also sponsors, for certain of its employees hired after October 1, 2000, a defined contribution plan. The Company contributes annually 5.5% of eligible employee compensation, as defined. Total contribution expense in 2002 and 2001 was $23 and $10, respectively.

8.   STOCK-BASED COMPENSATION

The Company awards stock options under its shareholder approved 1998 Long-term Incentive Plan. The aggregate number of stock options that may be granted in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2002, there are an additional 48,519 options available for award under the 1998 Long-term Incentive Plan. At September 30, 2002, the Company also had options outstanding that were awarded under two previous plans, which authority to award additional options has expired. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.

Option activity during the last three years is as follows:

                                                            2002          2001          2000
                                                            ----          ----          ----
Options at beginning of year .........................     344,000       276,000       205,000
   Weighted average exercise price ...................   $    7.36     $    8.03     $    8.28
Options granted during the year ......................      77,500        77,000        76,000
   Weighted average exercise price ...................   $    5.50     $    4.75     $    7.08
Options exercised during the year ....................          --            --        (5,000)
   Weighted average exercise price ...................   $      --     $      --     $    3.75
Options canceled during the year .....................     (31,500)       (9,000)           --
   Weighted average exercise price ...................   $   10.85     $    5.70     $      --
Options at end of year ...............................     390,000       344,000       276,000
   Weighted average exercise price ...................   $    6.71     $    7.36     $    8.03
Options exercisable at end of year ...................     210,250       174,000       138,750
   Weighted average exercise price ...................   $    7.02     $    7.16     $    6.14

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table provides additional information regarding options outstanding as of September 30, 2002:

    OPTIONS                 OPTIONS               OPTIONS         REMAINING LIFE OF
EXERCISE PRICE            OUTSTANDING           EXERCISABLE        OPTIONS (YEARS)
--------------            -----------           -----------        ---------------
    $ 3.75                    5,000                 5,000               0.1
    $ 4.25                  100,000               100,000               3.1
    $ 4.69                   59,000                14,750               8.1
    $ 5.16                   10,000                 2,500               3.1
    $ 5.50                   77,500                    --               9.6
    $ 6.81                    5,000                 2,500               7.4
    $ 6.94                   42,500                21,250               7.1
    $ 7.63                   16,000                 8,000               2.1
    $12.88                   75,000                56,250               6.1
                          -----------------------------------

     Total                  390,000               210,250
                          ===================================

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma information regarding net income and earnings per share is required by this standard. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1995 under the fair value method of that standard.

The fair value of options granted for fiscal years ending September 30, 2002, 2001 and 2000, reported below, has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                       2002              2001            2000
                                       ----              ----            ----
Risk-free interest rate ...........      3.35%            6.08%            6.13%
Dividend yield ....................      0.00%            0.00%            0.00%
Volatility factor .................     43.89%           38.47%           39.44%
Expected life of stock options ....  7.0 YEARS        8.4 years        7.1 years

Based upon the preceding assumptions, the weighted average fair value of stock options granted during fiscal years 2002, 2001 and 2000 was $2.77, $2.63, and $3.55 per share, respectively.

The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options' vesting period. The pro forma information is as follows:

                                                   2002          2001        2000
                                                   ----          ----        ----
Pro forma net income (loss) .................   $ (13,157)      $ 2,821     $ 2,223

Pro forma net income (loss) per share:
      Basic .................................   $   (2.52)      $  0.55     $  0.43
      Diluted ...............................   $   (2.52)      $  0.55     $  0.43

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Under the Company's restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value at the date of award is charged to shareholders' equity and subsequently amortized to expense over the vesting periods. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively. Compensation expense related to the amortization of unearned compensation was $100 and $0 in 2002 and 2001, respectively.

9.   SUMMARIZED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                  2002 QUARTER ENDED
                                                  ------------------

                                  DEC. 31       MARCH 31      JUNE 30       SEPT. 30
                                  -------       --------      -------       --------
Net sales ....................   $  20,338     $  20,747     $  20,167     $  18,781
Cost of goods sold ...........      21,071        18,410        17,489        19,361
Net loss .....................      (3,690)       (1,333)         (451)       (7,512)
Net loss per share:
  Basic ......................   $   (0.71)    $   (0.26)    $   (0.09)    $   (1.44)
  Diluted ....................   $   (0.71)    $   (0.26)    $   (0.09)    $   (1.44)

                                                  2001 QUARTER ENDED
                                                  ------------------

                                  DEC. 31       MARCH 31      JUNE 30       SEPT. 30
                                  -------       --------      -------       --------
Net sales ....................   $  25,185     $  27,726     $  27,676     $  25,046
Cost of goods sold ...........      20,854        23,073        22,170        20,664
Net income ...................         302           995         1,509           168
Net income per share:
  Basic ......................   $    0.06     $    0.19     $    0.29     $    0.03
  Diluted ....................   $    0.06     $    0.19     $    0.29     $    0.03

10.  CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company cannot reasonably estimate future costs, if any, related to these matters. Although it is possible that the Company's future operating results could be affected by the future cost of litigation, it is management's belief at this time that such costs will not have a material adverse effect on the Company's consolidated financial position or results of operations.

11.  FOREIGN CURRENCY MANAGEMENT

The U.S. dollar is the functional currency for all the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the local currency to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For the U.S. and Ireland operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2002, the Company has several forward exchange contracts outstanding for duration's of up to nine months to purchase Euros aggregating U.S. $10,850.

12.  ASSET IMPAIRMENT AND OTHER CHARGES

During fiscal 2002, the Company's Repair Group performed evaluations of its existing operations in light of the current and anticipated impacts on its business of the September 11, 2001 terrorist attacks on the United States. The principal result of these evaluation processes was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally JT8D. Consequently, the Repair Group recognized asset impairment charges of $4,088 and $1,072, during the first and fourth quarters of fiscal 2002, respectively. These charges include a goodwill write-off of $733 in the first quarter of fiscal 2002 and inventory write-downs of $2,708 and $551, along with equipment write-downs of $647 and $521, in the first and fourth quarters of fiscal 2002, respectively.

As a direct consequence of the September 11, 2001 terrorist attacks on the United States, the demand for JT8D jet engine repair services experienced an accelerated and substantial decline during the first quarter of fiscal 2002. This decline in demand continued during the balance of fiscal 2002. Because of the foregoing and as a result of the Repair Group's decision to reduce certain of its capacity for the repair of components, the recoverability of the carrying value of certain assets was adversely affected. Consequently, the inventory write-down, recorded in cost of goods sold in the Consolidated Statements of Operations, in the first and fourth quarters of fiscal 2002 was determined to be appropriate. The write-off of goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the Repair Group. The equipment write-downs relate to items that have been or are expected to be disposed, or will experience reduced utilization as a consequence of the Repair Group's decision to reduce certain of its capacity for the repair of components. The realization of these assets was determined based on estimated net realizable value. Both the goodwill write-off and the equipment write-downs were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

In addition, during fiscal 2002, the Repair Group incurred charges related to severance and other employee benefits to be paid to approximately 76 personnel associated with the reduction of certain of its capacity for the repairing of components. Such charges were $33, $154 and $752 and were recorded in selling, general and administrative expenses in the Consolidated Statements of Operations in the first, second and fourth quarters of fiscal 2002, respectively. As of September 30, 2002, $187 of payments has been made for these expenses and all but approximately 12 personnel have been terminated.

13.  BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Turbine Component Services and Repair Group ("Repair Group") consists primarily of the repair and remanufacture of jet engine (aerospace) and heavy industrial turbine engine components. The Repair Group is also involved in precision component machining for aerospace applications. The Aerospace Component Manufacturing Group ("ACM Group") consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Metal Finishing Group is a provider of specialized selective electrochemical finishing processes for anodizing and electropolishing, which are used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.

One customer of all three of the Company's segments accounted for 13% and 18% of the Company's consolidated net sales in 2002 and 2001, respectively. In 2000, two customers accounted for 17% and 12%, respectively, of the Company's consolidated net sales. The Repair and ACM Groups supplied the customer that accounted for 17% of such sales, while the Company's Repair Group supplied the customer that accounted for 12% of such sales.

Geographic net sales are based on location of customer. The U.S. is the single largest country for unaffiliated customer sales, accounting for 70% of consolidated net sales in fiscal 2002. No other single country represents greater than 10% of consolidated net sales. Net sales to unaffiliated customers located in various European countries in fiscal 2002 accounted for 21.9% of consolidated net sales.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

The following table summarizes certain information regarding segments of the Company's operations for the year ended September 30, 2002, 2001 and 2000.

                                                                           2002         2001         2000
                                                                           ----         ----         ----
Net sales:
  Turbine Component Services and Repair Group ......................    $  36,539    $  54,406    $  61,658
  Aerospace Component Manufacturing Group ..........................       33,164       40,891       34,958
  Metal Finishing Group ............................................       10,330       10,336        9,522
                                                                        -----------------------------------

      Consolidated net sales .......................................    $  80,033    $ 105,633    $ 106,138
                                                                        ===================================

Operating income (loss):
  Turbine Component Services and Repair Group ......................    $ (11,514)   $   2,609    $   2,355
  Aerospace Component Manufacturing Group ..........................         (287)       3,476        1,491
  Metal Finishing Group ............................................        1,495        1,724        1,070
  Corporate unallocated expenses ...................................       (1,944)      (1,897)      (1,867)
                                                                        -----------------------------------

      Consolidated operating income (loss) .........................      (12,250)       5,912        3,049
Interest expense, net ..............................................          580          659          823
Foreign currency exchange loss (gain), net .........................          (34)         568         (207)
Other expense (income), net ........................................          652           17          (46)
                                                                        -----------------------------------

      Consolidated income (loss) before income tax provision
        (benefit) ..................................................    $ (13,448)   $   4,668    $   2,479
                                                                        ===================================

Depreciation and amortization expense:
  Turbine Component Services and Repair Group ......................    $   3,626    $   3,242    $   3,461
  Aerospace Component Manufacturing Group ..........................          680          679          689
  Metal Finishing Group ............................................          400          447          482
                                                                        -----------------------------------

      Consolidated depreciation and amortization expense ...........    $   4,706    $   4,368    $   4,632
                                                                        ===================================

Capital Expenditures:
  Turbine Component Services and Repair Group ......................    $   4,598    $   3,325    $   4,121
  Aerospace Component Manufacturing Group ..........................          396          705          472
  Metal Finishing Group ............................................           49           52           59
                                                                        -----------------------------------

      Consolidated capital expenditures ............................    $   5,043    $   4,082    $   4,652
                                                                        ===================================

Identifiable assets:
  Turbine Component Services and Repair Group ......................    $  36,339    $  41,641    $  47,367
  Aerospace Component Manufacturing Group ..........................       15,647       21,360       18,408
  Metal Finishing Group ............................................        7,735        8,047        8,247
  Corporate ........................................................        7,618       15,548        6,478
                                                                        -----------------------------------

      Consolidated total assets ....................................    $  67,339    $  86,596    $  80,500
                                                                        ===================================

Non-U.S. operations (primarily the Company's Ireland operations):
  Net sales ........................................................    $  23,872    $  38,224    $  46,402
  Operating income (loss) ..........................................       (4,842)      3,964         2,824
  Identifiable assets (excluding cash) .............................       23,239       23,579       29,768

                                                                     SCHEDULE II

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
       VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                    2002         2001         2000
                                                                    ----         ----         ----
Balance beginning of period .................................     $  1,422      $   765      $   722

Additions-charged to costs and expenses .....................          481        1,098          220

Addition - reallocation of Corporate Reserves ...............           --          433           --

Deductions-accounts determined to be uncollectible ..........         (654)        (930)        (140)

Recoveries of fully reserved accounts .......................            2           32           23

Exchange rate changes and other .............................           (1)          24          (60)
                                                                  ----------------------------------

Balance end of period .......................................     $  1,250      $ 1,422      $   765
                                                                  ==================================

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 25, 2002, the Board of Directors of SIFCO Industries, Inc. adopted the recommendation of its Audit Committee that Arthur Andersen LLP be dismissed as the Company's auditors and that Grant Thornton LLP be engaged to serve as the Company's independent public accountants. Please see the Company's Current Report on Form 8-K dated June 27, 2002 filed with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The Company incorporates herein by reference the information appearing under the captions "Proposal to Elect Six Directors" and "Stock Ownership of Officers, Directors and Nominees" and "Organization and Compensation of the Board of Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 13, 2002.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information appearing under the captions "Executive Compensation", "Report of the Compensation Committee" and "Performance Graph" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 13, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                               NUMBER OF
                                                                                                              SECURITIES
                                                                          NUMBER OF                            REMAINING
                                                                        SECURITIES TO        WEIGHTED        AVAILABLE FOR
                                                                        BE ISSUED UPON       AVERAGE        FUTURE ISSUANCE
                                                                         EXERCISE OF      EXERCISE PRICE     UNDER EQUITY
                                                                         OUTSTANDING      OF OUTSTANDING     COMPENSATION
                            PLAN CATEGORY                                  OPTIONS           OPTIONS             PLANS
                            -------------                                  -------           -------             -----
Equity compensation plans approved by security holders:
      1998 Long-term Incentive Plan ..............................         210,000           $ 12.45            48,519(1)
      1995 Stock Option Plan .....................................         175,000              6.98                --
      1989 Key Employee Stock Option Plan ........................           5,000              3.75                --

Equity compensation plans not approved by security holders (2) ...              --                --                --
                                                                      ------------------------------------------------------

               Total                                                       390,000            $ 6.71            48,519
                                                                      ======================================================

(1) Under the 1998 Long-term Incentive Plan the aggregate number of stock options that may be granted in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures.

(2) Under the Company's restricted stock program, Common Shares may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively.

For additional information concerning the Company's equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.

The Company incorporates herein by reference the information appearing under the caption "Outstanding Shares and Voting Rights" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 13, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, an evaluation was performed by the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. No significant changes in the Company's internal controls or in other factors have occurred that could significantly affect controls subsequent to September 30, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)FINANCIAL STATEMENTS:

         The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Certified Public Accountants are included in Item 8.

         Report of Independent Certified Public Accountants

         Report of Independent Certified Public Accountants on the Financial Statement Schedule

         Copy of Report of Independent Public Accountants (who have ceased operations)

         Copy of Report of Independent Public Accountants (who have ceased operations) on the Financial Statement Schedule

         Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001 and 2000

         Consolidated Balance Sheets - September 30, 2002 and 2001

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000

         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2002, 2001 and 2000

         Notes to Consolidated Financial Statements - September 30, 2002, 2001 and 2000

         (a)(2)FINANCIAL STATEMENT SCHEDULES:

         The following financial statement schedule is included in Item 8:

         Schedule II  -   Valuation and Qualifying Accounts - Allowance for
         Doubtful Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related regulations, are inapplicable, or the information has been included in the Notes to the Consolidated Financial Statements.

          (a)(3)  EXHIBITS:

          The following exhibits are filed with this report or are incorporated herby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.)

           Exhibit                      Description
           -------                      -----------
             No.
             ---
             3.1 Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

             3.2 SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

             4.1 Amended and Restated Reimbursement Agreement dated April 30, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

             4.2 Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

             4.3 Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as
                    Exhibit 4(c) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

             4.4 Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as Exhibit 4(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

            *4.5 Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank

            *9.1    Voting Trust Extension Agreement dated January 14, 2002

            *9.2    Voting Trust Agreement dated January 15, 1997

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

            10.5 Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as
                    Exhibit 10(g) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

            10.6 Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, filed as
                    Exhibit 10 (h) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

             10.7 Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

             10.8 Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

            *10.9 Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002

           *10.10 Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002

           *10.11   Form of Restricted Stock Agreement

             16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002, filed as Exhibit 16 of the Company's Form 8-K dated June 27, 2002 and incorporated by reference

            *21.1   Subsidiaries of the Company

            *23.1   Consent of Grant Thornton LLP

            *99.1   Certification of Chief Financial Officer pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

            *99.2   Certification of Chief Executive Officer pursuant to
                    Section 906 of Sarbanes-Oxley Act of 2002

          (a)(4)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIFCO Industries, Inc. and Subsidiaries

                                By: /s/ Frank A. Cappello
                                -------------------------
                                Vice President-Finance
                                and Chief Financial Officer
                                (Principal Financial Officer)
                                Date: December 13, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 13, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

        /s/ Jeffrey P. Gotschall                /s/ Alayne L. Reitman
        --------------------------              ---------------------------
        Jeffrey P. Gotschall                    Alayne L. Reitman
        Chairman of the Board and               Director
        Chief Executive Officer

        /s/ Hudson D. Smith                     /s/ J. Douglas Whelan
        --------------------------              ---------------------------
        Hudson D. Smith                         J. Douglas Whelan
        Treasurer, Director and                 Director
        President of Aerospace Component
        Manufacturing Group

        /s/ Michael S. Lipscomb                 /s/ Remigijus H. Belzinskas
        --------------------------              ---------------------------
        Michael S. Lipscomb                     Remigijus H. Belzinskas
        Director                                Corporate Controller
                                                (Principal Accounting Officer)

        /s/ P. Charles Miller, Jr.
        --------------------------
        P. Charles Miller
        Director

                                 CERTIFICATIONS

I, Jeffrey P. Gotschall, certify that:

    1.   I have read this annual report on Form 10-K of SIFCO Industries, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: December 13, 2002                       /s/ Jeffrey P. Gotschall
                                                  ------------------------
                                                  Jeffrey P. Gotschall
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Frank A. Cappello, certify that:

    1.   I have read this annual report on Form 10-K of SIFCO Industries, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: December 13, 2002                       /s/ Frank A. Cappello
                                                  ---------------------
                                                  Frank A. Cappello
                                                  Vice President - Finance and
                                                  Chief Financial Officer