Form 10-Q
period 2002-12-31
SIFCO INDUSTRIES INC
filed 2003-02-14
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2002

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934
      For the transition period from                  to
                                     ----------------    -----------------

                          Commission file number 1-5978

                            SIFCO INDUSTRIES, INC.
                            ----------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                     34-0553950
---------------------------------------    -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 970 East 64th Street, Cleveland Ohio                       44103
---------------------------------------    -------------------------------------
(Address of principal executive                          (Zip Code)
          offices)
                                (216) 881-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ ]    No [X]


The number of the Registrant's Common Shares outstanding at January 31, 2003 was 5,127,733.

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED
                                                                      DECEMBER 31,
                                                                ------------------------
                                                                  2002            2001
                                                                --------        --------
Net sales                                                       $ 17,424        $ 20,338
Operating expenses:
    Cost of goods sold                                            16,935          21,071
    Selling, general and administrative expenses                   2,974           4,298
                                                                --------        --------

         Total operating expenses                                 19,909          25,369
                                                                --------        --------

               Operating loss                                     (2,485)         (5,031)

Interest income                                                      (32)            (92)
Interest expense                                                     197             226
Foreign currency exchange loss, net                                  187             105
Other income, net                                                    (25)           (110)
                                                                --------        --------

               Loss before income tax provision (benefit)         (2,812)         (5,160)

Income tax provision (benefit)                                        14          (1,470)
                                                                --------        --------

               Net loss                                         $ (2,826)       $ (3,690)
                                                                ========        ========


Net loss per share (basic)                                      $  (0.54)       $  (0.71)
Net loss per share (diluted)                                    $  (0.54)       $  (0.71)

Weighted-average number of common shares (basic)                   5,258           5,225
Weighted-average number of common shares (diluted)                 5,258           5,248


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  DECEMBER 31,    SEPTEMBER 30,
                                                                                      2002            2002
                                                                                    --------        --------
                                                                                  (UNAUDITED)
                                    ASSETS

Current assets:
    Cash and cash equivalents                                                       $  4,960        $  7,583
    Receivables, net                                                                  13,293          14,505
    Inventories                                                                       10,196          10,701
    Refundable income taxes                                                              423             423
    Prepaid expenses and other current assets                                          2,165           1,501
                                                                                    --------        --------

               Total current assets                                                   31,037          34,713

Property, plant and equipment, net                                                    28,748          29,106

Other assets:
    Goodwill, net                                                                      2,574           2,574
    Other assets                                                                       1,127             946
                                                                                    --------        --------

               Total other assets                                                      3,701           3,520
                                                                                    --------        --------

                      Total assets                                                  $ 63,486        $ 67,339
                                                                                    ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                            $  1,440        $  1,440
    Accounts payable                                                                   4,720           4,130
    Accrued liabilities                                                                9,394           9,618
                                                                                    --------        --------

               Total current liabilities                                              15,554          15,188

Long-term debt, net of current maturities                                              9,913          11,093

Other long-term liabilities                                                            3,831           4,323

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares                      --              --
    Common shares, par value $1 per share, authorized 10,000  shares; issued
         5,338 and 5,358 shares at December 31, 2002 and September 30, 2002,
         respectively; outstanding 5,258 shares                                        5,338           5,358
    Additional paid-in capital                                                         6,838           6,936
    Retained earnings                                                                 29,803          32,629
    Accumulated other comprehensive loss                                              (6,791)         (7,034)
    Unearned compensation - restricted common shares                                    (526)           (562)
    Common shares held in treasury at cost, 80 and 100 shares at December 31,
         2002 and September 30, 2002, respectively                                      (474)           (592)
                                                                                    --------        --------
               Total shareholders' equity                                             34,188          36,735
                                                                                    --------        --------
                      Total liabilities and shareholders' equity                    $ 63,486        $ 67,339
                                                                                    ========        ========


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                         ------------------------
                                                                           2002            2001
                                                                         --------        --------
Cash flows from operating activities:
    Net loss                                                             $ (2,826)       $ (3,690)
    Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                    1,071           1,244
           Gain on disposal of property, plant and equipment                   (2)             (8)
           Deferred income taxes                                               10            --
           Asset impairment charges                                          --             4,088

    Changes in operating assets and liabilities:
           Receivables                                                      1,212           4,686
           Inventories                                                        505            (454)
           Prepaid expenses and other current assets                         (664)           (260)
           Other assets                                                      (181)           (243)
           Accounts payable                                                   590          (1,112)
           Accrued liabilities                                               (224)         (2,064)
           Other long-term liabilities                                       (323)           (284)
                                                                         --------        --------

                  Net cash provided (used) by operating activities           (832)          1,903

Cash flows from investing activities:
           Capital expenditures                                              (719)         (1,180)
           Decrease in funds held by trustee for capital project             --                92
           Proceeds from sale of property, plant and equipment                 15              18
           Other                                                               57             (34)
                                                                         --------        --------

                  Net cash used for investing activities                     (647)         (1,104)

Cash flows from financing activities:
           Proceeds from revolving credit agreement                         6,350           6,404
           Repayments of revolving credit agreement                        (7,230)         (9,729)
           Repayments of long-term debt                                      (300)           (300)
           Repurchase of common shares                                       --               (82)
           Share transactions under employee stock plan                        36              23
                                                                         --------        --------
                  Net cash used for financing activities                   (1,144)         (3,684)
                                                                         --------        --------

Decrease in cash and cash equivalents                                      (2,623)         (2,885)
Cash and cash equivalents at the beginning of the period                    7,583          13,787
                                                                         --------        --------

Cash and cash equivalents at the end of the period                       $  4,960        $ 10,902
                                                                         ========        ========

Supplemental disclosure of cash flow information:
           Cash paid for interest                                        $   (180)       $   (249)
           Cash recovered from (paid for) income taxes, net                    10            (237)


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  DESCRIPTION OF BUSINESS

The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal 2002 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

B.  NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, the beginning of the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment upon adoption and on an annual basis thereafter. The Company completed the initial impairment test and concluded that goodwill was not impaired as of October 1, 2002. Other than the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have an impact on the Company's financial position or results of operations.

The following table presents pro forma net loss and net loss per share information, as if SFAS No. 142 had been adopted on October 1, 2001.

                                           THREE MONTHS ENDED
                                               DECEMBER 31,
                                       --------------------------
                                          2002             2001
                                       ---------        ---------
      Net loss as reported             $  (2,826)       $  (3,690)

      Goodwill amortization                   --               29
      Trademark amortization                  --                2
                                       ---------        ---------

              Pro forma net loss       $  (2,826)       $  (3,659)
                                       =========        =========

      Basic loss per share:
          Net loss as reported         $   (0.54)       $   (0.71)
          Goodwill amortization               --             0.01
          Trademark amortization              --               --
                                       ---------        ---------
              Pro forma net loss       $   (0.54)       $   (0.70)
                                       =========        =========

      Diluted loss per share:
          Net loss as reported         $   (0.54)       $   (0.71)
          Goodwill amortization               --             0.01
          Trademark amortization              --               --
                                       ---------        ---------
              Pro forma net loss       $   (0.54)       $   (0.70)
                                       =========        =========

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective October 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by the Company effective October 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires prominent disclosure in the significant accounting policy note of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosure provisions are effective for the first fiscal quarters beginning after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company adopted the disclosure provisions of SFAS 148 in the quarter ended December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

C. STOCK-BASED COMPENSATION

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options' vesting period. The pro forma information is as follows:

                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                      2002             2001
                                                                   ---------        ---------
      Net loss as reported                                         $  (2,826)       $  (3,690)

      Add: Stock-based compensation expense included
           In reported net loss, net of related tax effects               --               --

      Less: Stock-based compensation expense determined
           under fair value based method for all awards, net
           of related tax effects                                         35               25
                                                                   ---------        ---------

      Pro forma net loss as if the fair value based
           method had been applied to all awards                   $  (2,861)       $  (3,715)
                                                                   =========        =========

      Net loss per share:
             Basic - as reported                                   $   (0.54)       $   (0.71)
             Basic - pro forma                                     $   (0.54)       $   (0.71)
             Diluted - as reported                                 $   (0.54)       $   (0.71)
             Diluted - pro forma                                   $   (0.54)       $   (0.71)

2. INVENTORIES

Inventories consist of:

                                     DECEMBER 31,    SEPTEMBER 30,
                                        2002            2002
                                       -------         -------
      Raw materials and supplies       $ 3,040         $ 3,411
      Work-in-process                    3,515           3,525
      Finished goods                     3,641           3,765
                                       -------         -------
            Total inventories          $10,196         $10,701
                                       =======         =======

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for 34% and 35% of the Company's inventories, at December 31, 2002 and September 30, 2002, respectively. The first-in, first-out (FIFO) method is used for the remainder of the inventories. If the FIFO method had been used for the entire Company, inventories would have been $3,114 higher than reported at December 31, 2002 and September 30, 2002.

3.   LONG-TERM DEBT

In February 2003, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2003. The amendment modifies certain other financial covenants and the corresponding interest rate. As a consequence, the term note's three-month LIBOR based effective borrowing rate increased to 9.49%, the revolving credit agreement's borrowing rate increased to the bank's base rate plus 0.5% and the commitment fee on the standby letter of credit backing up the industrial development bond increased to 2.75% effective February 13, 2003. Also, the revolving credit agreement was reduced to $6.0 million, subject to sufficiency of collateral.

4. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:



                                                                                THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                2002           2001
                                                                               -------        -------
      Net loss                                                                 $(2,826)       $(3,690)
      Foreign currency translation adjustment                                       64            (34)
      Unrealized loss on interest rate swap agreement, net of income tax
           provision of $10 and $20 in 2002 and 2001, respectively                  19             40
      Currency exchange contract adjustment                                        160           (415)
      Minimum pension liability adjustment                                          --            (74)
                                                                               -------        -------
                 Total comprehensive loss                                      $(2,583)       $(4,173)
                                                                               =======        =======


The components of accumulated other comprehensive loss are as follows:

                                                                DECEMBER 31,    SEPTEMBER 30,
                                                                    2002           2002
                                                                  -------        -------
      Foreign currency translation adjustment                     $(6,943)       $(7,007)
      Interest rate swap agreement adjustment                        (539)          (558)
      Currency exchange contract adjustment                         1,195          1,035
      Minimum pension liability adjustment                           (504)          (504)
                                                                  -------        -------
                 Total accumulated other comprehensive loss       $(6,791)       $(7,034)
                                                                  =======        =======

5.   BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services provided. The Turbine Component Services and Repair Group ("Repair Group") consists primarily of the repair and remanufacture of jet engine (aerospace) and heavy industrial turbine engine components. The Repair Group is also involved in precision component machining for aerospace applications. The Aerospace Component Manufacturing Group consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Metal Finishing Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.

Segment information is as follows:

                                                                              THREE MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                             2002            2001
                                                                           --------        --------
      Net sales:
         Turbine Component Services and Repair Group                       $  8,449        $  9,612
         Aerospace Component Manufacturing Group                              7,005           8,136
         Metal Finishing Group                                                1,970           2,590
                                                                           --------        --------
             Consolidated net sales                                        $ 17,424        $ 20,338
                                                                           ========        ========
      Operating income (loss):
          Turbine Component Services and Repair Group                      $ (1,861)       $ (5,284)
          Aerospace Component Manufacturing Group                              (101)            293
          Metal Finishing Group                                                (132)            365
          Corporate unallocated expenses                                       (391)           (405)
                                                                           --------        --------
             Consolidated operating loss                                     (2,485)         (5,031)

      Interest expense, net                                                     165             134
      Foreign currency exchange loss, net                                       187             105
      Other income, net                                                         (25)           (110)
                                                                           --------        --------
             Consolidated loss before income tax provision (benefit)       $ (2,812)       $ (5,160)
                                                                           ========        ========

All of the Company's goodwill of $2,574 at December 31, 2002 and September 30, 2002 are allocated to the Company's Metal Finishing Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers in turbine component services and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from jet engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily Euro) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of heavy industrial turbine repair processes; (6) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines/engine overhaul companies and other aerospace related industries; reduced number of aircraft in service; and the accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbojet engines utilized in the business and regional aircraft markets; (10) continued reliance on several major customers for revenues; (11) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (12) the difficulty in predicting the timing and outcome of legal proceedings; and (13) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical metal finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical metal finishing solutions and equipment.

A. RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001

Net sales in the first three months of fiscal 2003 decreased 14.3% to $17.4 million, compared with $20.3 million for the comparable period in fiscal 2002. Loss before income tax provision in the first three months of fiscal 2003 was $2.8 million, compared with loss before income tax benefit of $5.2 million for the comparable period in fiscal 2002. For the first three months of fiscal 2003 the Company incurred a net loss of $2.8 million, or $0.54 per share (diluted), compared with a net loss of $3.7 million, or $0.71 per share (diluted) for the comparable period in fiscal 2002.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $8.4 million in the first three months of fiscal 2003, down $1.2 million, or 12.1%, from $9.6 million in the comparable fiscal 2002 period. Component repair sales decreased $1.2 million to $7.0 million in the first three months of fiscal 2003, compared to the same period in fiscal 2002. Demand for component repairs for large jet engines, especially the older model large jet engines, was down in the first three months of fiscal 2003, compared to the same period in fiscal 2002. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued during the first three months of fiscal 2003. In addition, the commercial airline industry in general has experienced reduced demand for repairs of newer model large jet engines due to reduced commercial flight demand, which determines the need for such repairs. However, higher demand for component repairs for smaller jet engines and heavy industrial turbine engines partially offset the decline in demand for component repairs for the large jet engines. Revenues associated with the demand for replacement parts, which complement component repair services provided to customers, were comparable in both the first three months of fiscal 2003 and 2002.

During the first three months of fiscal 2003, the Repair Group's selling, general and administrative expenses decreased $1.4 million to $1.2 million, from $2.6 million in the same period in fiscal 2002. Included in the $2.6 million of selling, general and administrative expenses in the first three months of fiscal 2002 were $1.4 million of charges related to goodwill and equipment impairment. The remaining $1.2 million of selling, general and administrative expenses in the first three months of fiscal 2002 were comparable to such expenses in the first three months of fiscal 2003.

The Repair Group's operating loss in the first three months of fiscal 2003 decreased $3.4 million to $1.9 million from $5.3 million in the same period in fiscal 2002. Included in the operating loss in the first three months of fiscal 2002 were charges aggregating $4.1 million related to inventory write-down ($2.7 million), the impairment of goodwill ($0.7 million) and the impairment of equipment ($0.7 million). During the first three months of fiscal 2002, the Repair Group performed an evaluation of its existing operations in light of the anticipated impacts on its business of the September 11, 2001 terrorist attacks. The principal result of that evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first three months of fiscal 2002, the aforementioned charges. The Repair Group's $1.9 million operating loss in the first three months of fiscal 2003 is an increase of $0.7 million, when compared to the $1.2 million operating loss, before the $4.1 million of aforementioned impairment charges, during the first three months of fiscal 2002. The increased operating loss was primarily due to the negative impact on margins of the reduced sales volumes for repair services.

Currently, aerospace and heavy industrial turbine engine manufacturers and overhaul agencies are focusing on redefining their short and medium term outside specialist repair needs. The Repair Group, as such a specialist, continues to evaluate its service capacity to ensure that it matches the demand level of its customers. If additional rationalization of its operations is deemed appropriate during the balance of fiscal 2003, such actions may result in additional restructuring charges being incurred.

The Repair Group's backlog as of December 31, 2002, increased to $9.7 million, of which $7.0 million is scheduled for delivery within the next twelve months and $1.8 million is on hold, compared to a total backlog of $5.3 million as of September 30, 2002. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first three months of fiscal 2003 decreased 13.9% to $7.0 million, compared with $8.1 million in the same fiscal 2002 period. Approximately $0.9 million of this decrease in net sales is attributable to a decline in the net sales of commercial aircraft airframe components, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and declining financial performance of the airline industry as a consequence of the September 11, 2001 terrorist attacks on the United States. Net sales of engine components for small jet engines, consisting primarily of the AE series latest generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, increased $0.2 million in the first three months of fiscal 2003, compared with the same period in fiscal 2002. This increase was offset by a decline in net sales of components for large commercial jet engines of $0.3 million in the first three months of fiscal 2003, compared with the same period in fiscal 2002. Net sales of military airframe and engine components during the first three months of fiscal 2003 declined $0.2 million, compared with the same period in fiscal 2002.

Selling, general and administrative expenses were $0.6 million in both the first three months of fiscal 2003 and 2002. Selling, general and administrative expenses were negatively impacted in the first three months of fiscal 2003 by an increase in the ACM Group's allowance for bad debts, offset in part by lower variable selling expense due to product mix.

The ACM Group's operating loss in the first three months of fiscal 2003 was $0.1 million, compared with operating income of $0.3 million in the same period in fiscal 2002. Operating results in the first three months of fiscal 2003 were negatively impacted by $0.1 million due to higher material cost as a result of product mix consisting of a greater percentage of products made from higher cost materials than in the comparable period in fiscal 2002. Operating results were also negatively impacted by a $0.1 million increase in the ACM Group's allowance for bad debts. The remaining $0.2 million decrease in operating income in the first three months of fiscal 2003, compared with the same period in fiscal 2002, was due to the negative impact on operating income of the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses.

The ACM Group's backlog as of December 31, 2002 and September 30, 2002 was $24.9 million. At December 31, 2002, $22.3 million of the total backlog is scheduled for delivery over the next twelve months and $0.1 million is on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

METAL FINISHING GROUP

Net sales in the first three months of fiscal 2003 decreased 23.9% to $2.0 million, compared with $2.6 million in the same fiscal 2002 period. In the first three months of fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, declined 18.8% to $1.2 million, compared with $1.5 million in the same period in fiscal 2002. Net sales of certain precious metal-based solutions declined approximately $0.1 million in the first three months of fiscal 2003 due to process enhancements implemented by a customer that reduced their requirements for certain precious metal-based solutions. In the first three months of fiscal 2003, contract service net sales decreased 31.5% to $0.8 million, compared with $1.1 million in the same period in fiscal 2002. Contract service net sales benefited in the first three months of fiscal 2002 from several large contracts. Both product and contract service net sales were also negatively impacted in the first three months of fiscal 2003 by the continuing overall economic weakness in many of the industries served by the Metal Finishing Group, including the aerospace, power generation, petroleum, steel and railroad industries.

Selling, general and administrative expenses were $0.8 million in the first three months of fiscal 2003, compared with $0.7 million in the comparable period of fiscal 2002. In the first three months of fiscal 2003, selling, general and administrative expenses were negatively impacted by higher employee compensation costs, offset in part by lower employee incentive expenses due to the financial performance of the Metal Finishing Group.

The Metal Finishing Group's operating loss in the first three months of fiscal 2003 was $0.1 million, compared with operating income of $0.4 million in the comparable period of fiscal 2002. The overall lower net sales volume accounted for a reduction in operating results of $0.1 million in the first three months of fiscal 2003. This was offset by a decrease in employee incentive expense of $0.1 million in the first three months of fiscal 2003, compared with the comparable period in fiscal 2002. The remaining $0.5 million decrease in operating income in the first three months of fiscal 2003, compared with the same period in fiscal 2002, was due to the negative impact on operating income of the interplay between overall lower net sales volume in relation to fixed manufacturing, selling, general and administrative expenses.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expense, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.4 million in both the first three months of fiscal 2003 and 2002. In the first three months of fiscal 2003, higher compensation expense was offset in part by lower consulting expense, compared with the comparable period in fiscal 2002.

OTHER/GENERAL

Interest income was $0.03 million in the first three months of fiscal 2003, compared with $0.1 million in the same period in fiscal 2002. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during the first three months of fiscal 2003, compared with the comparable period in fiscal 2002. Interest expense was $0.2 million in both the first three months of fiscal 2003 and 2002. The overall decrease in interest rates was partially offset by an increase in the weighted average outstanding balance under the Company's revolving credit agreement in the first three months of fiscal 2003, compared with the same period of fiscal 2002.

Foreign currency exchange loss was $0.2 million in the first three months of fiscal 2003, compared with $0.1 million in the same period in fiscal 2002. The effect of foreign currency exchange rate fluctuations on the Company's unamortized portion of deferred grant revenue included in accrued liabilities, which is payable in a foreign currency, accounts for a substantial portion of the foreign currency exchange loss in the first three months of fiscal 2003.

In the first three months of fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $5.0 million at December 31, 2002 from $7.6 million at September 30, 2002. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. During the first three months of fiscal 2003, the Company received a distribution of $1.5 million from its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement. Effective October 1, 2000, the Company began to provide U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries, in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. As of December 31, 2002, the Company is able to receive an additional dividend of $0.3 million from its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company in the form of loans or advances may be subject to statutory restrictions, adverse tax consequences or other limitations.

Cash flow activity for the first three months of fiscal 2003 is presented in the Consolidated Condensed Statements of Cash Flows. During the first three months of fiscal 2003, cash was provided by a $0.6 million decrease in the ACM Group's accounts receivable due to lower sales, including a $0.1 million increase in its allowance for doubtful accounts in response to higher levels of credit risk resulting from the current economic environment. Cash was further provided by a $0.4 million decrease in the Metal Finishing Group's accounts receivable as well as a $0.2 million decrease in the Repair Group's accounts receivable, both due to lower sales. ACM Group inventories decreased $0.3 million in the first three months of fiscal 2003, and Repair Group inventories also decreased $0.3 million, while the Metal Finishing Group's inventories increased $0.1 million. The decline in inventory is attributable to lower ACM and Repair Group sales levels experienced during the first three months of fiscal 2003. During the first three months of fiscal 2003, the Metal Finishing Group's inventory was brought to a level necessary to support anticipated sales. However, the Metal Finishing Group did not achieve anticipated sales levels, resulting in an increase in its inventories during the first three months of fiscal 2003. The $0.4 million net increase in consolidated accounts payable and accrued liabilities is caused by (i) a $0.2 million increase in the ACM Group's accounts payable and accrued liabilities due primarily to timing related increases in compensation and property tax accruals;
(ii) a $0.1 million decrease in the Metal Finishing Group's accrued liabilities due primarily to the payment of fiscal 2002 employee incentives; (iii) a $0.4 million increase in the Repair Group's accrued liabilities and accounts payable attributable primarily to the effect of foreign currency exchange rate fluctuations on the Company's unamortized current portion of deferred grant revenue, which is payable in a foreign currency; and (iv) a $0.1 million decrease in Corporate accrued liabilities attributable to the payment of legal and professional fees. Working capital was $15.5 million at December 31, 2002, compared with $19.5 million at September 30, 2002. The current ratio was 2.0 and
2.3 at December 31, 2002 and September 30, 2002, respectively.

Capital expenditures were $0.7 million in the first three months of fiscal 2003, compared with $1.2 million in the comparable period in fiscal 2002. Capital expenditures in the first three months of fiscal 2003 consisted primarily of equipment to expand and diversify the Repair Group's repair capabilities, including heavy industrial turbine engine component repair. The Company anticipates that total fiscal 2003 capital expenditures will not exceed $3.5 million and will be concentrated in the Repair Group. At December 31, 2002, the Company had outstanding commitments for capital expenditures totaling $0.9 million.

The Company and certain of its U.S. subsidiaries sponsor defined benefit pension plans covering most of its employees. In January 2003, the Company's Board of Directors adopted a resolution effective February 28, 2003, to cease the accrual of future benefits under the SIFCO Industries, Inc. Salaried Retirement Plan ("Plan"), which covers substantially all non-union U.S. employees of the Company and its U.S. subsidiaries. The Plan will otherwise continue. In conjunction with the changes to the Plan, the Company will be making certain enhancements to its defined contribution plan that is available to substantially all non-union U.S. employees of the Company and its U.S. subsidiaries. At this time, the Company has not completed its analysis of the Plan curtailment's effect on the Company's financial position or results of operations.

The Company has at December 31, 2002, a 15-year industrial development bond, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. Interest rate at December 31, 2002 was 1.75%. The outstanding balance of the industrial development bond at December 31, 2002 was $3.2 million.

At December 31, 2002, the Company has a term note payable in quarterly installments of $0.3 million through February 1, 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate note, subject to adjustment based upon the level of certain financial ratios. The outstanding balance of the term note at December 31, 2002 was $6.6 million.

The Company has at December 31, 2002, a $10.0 million revolving credit agreement with a bank that expires on March 31, 2004 and bears interest at the bank's base rate. The interest rate was 4.25% at December 31, 2002. A commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2002, the outstanding balance under the revolving credit agreement was $1.5 million.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that limit the amount of annual capital expenditures and require the maintenance of certain specified financial ratios, including a minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio.

In November 2002, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment waives (i) the interest coverage ratio covenant for the periods ended September 30, 2002, December 31, 2002 and March 31, 2003; (ii) the minimum tangible net worth covenant for the period ending September 30, 2002; and (iii) the capital expenditure limitation for the period ended September 30, 2002. The amendment modifies certain financial covenants and the corresponding interest rate. As a consequence, the term note's effective three-month LIBOR based borrowing rate increased to 8.24% effective November 26, 2002. Also, as a result of this amendment the commitment fee on the unused balance of the revolving credit agreement was increased to 0.375%. The Company was in compliance with all applicable covenants at December 31, 2002.

In February 2003, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2003. The amendment modifies certain other financial covenants and the corresponding interest rate. As a consequence, the term note's three-month LIBOR based effective borrowing rate increased to 9.49%, the revolving credit agreement's borrowing rate increased to the bank's base rate plus 0.5% and the commitment fee on the standby letter of credit backing up the industrial development bond increased to 2.75% effective February 13, 2003. Also, the revolving credit agreement was reduced to $6.0 million, subject to sufficiency of collateral.

The Company's long-term debt as a percentage of equity at December 31, 2002 and September 30, 2002 was 29.0% and 30.2%, respectively. At December 31, 2002, taking into consideration the outstanding balance under the revolving credit agreement and outstanding letters of credit, the Company had $8.4 million available against its $10.0 million revolving credit agreement.

The Company believes that cash flow from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2003. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient, if working capital requirements are greater than currently estimated, and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be effected, or if so, on terms favorable to the Company or that they would enable the Company to continue to satisfy its working capital requirements.

C.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard on October 1, 2002, the beginning of the first quarter of the Company's fiscal year 2003. The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment upon adoption and on an annual basis thereafter. The Company completed the initial impairment test and concluded that goodwill was not impaired as of October 1, 2002. Other than the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have an impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. The standard applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company effective October 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was adopted by the company effective October 1, 2002. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123". SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure in the significant accounting policy note of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosure provisions are effective for the first fiscal quarter beginning after December 15, 2002. Early application of the disclosure provisions is encouraged. The Company adopted the disclosure provisions of SFAS 148 in the quarter ended December 31, 2002. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company's products and services in transactions denominated in non-U.S. dollar currencies (primarily the Euro); the payment in local currency of wages and other costs related to the Company's non-U.S. operations (primarily the Euro); and changes in interest rates on the Company's long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

The Company believes that inflation has not materially affected its results of operations during the first three months of fiscal 2003, and does not expect inflation to be a significant factor in the balance of fiscal 2003.

FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the local currency to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in earnings.

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2002, the Company had several forward exchange contracts outstanding for durations of up to six months to purchase Euros aggregating U.S. $7.1 million. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at December 31, 2002 are denominated, would result in a $0.8 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from December 31, 2002 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the additional annual interest expense to the Company would be approximately $0.05 million.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days of the filing of this report, the Company performed an evaluation, under the supervision and with the participation of the Company's Chief Executive and Chief Financial Officers, of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive and Chief Financial Officers have concluded that the Company's disclosure controls and procedures are effective. No significant changes were noted in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 1999, an employee ("Employee") filed an employment action against the Company in conjunction with an injury suffered by the employee during 1998. In April 2002, the Employee dismissed this claim in conjunction with entering into a settlement agreement between the Employee, the Company and the Company's insurance carrier.

In connection with the preceding claim, the Company filed a complaint in the Cuyahoga County Court of Common Pleas against the Company's insurance carrier on the grounds that it has refused to provide indemnity to the Company for the preceding employment action. The Company's complaint sought a declaratory judgment that the insurance carrier owes a duty to indemnify the Company with respect to the preceding action. In March 2002, the Company received a Ruling on its Motion for Summary Judgment denying the Company's complaint. Management of the Company believed that the Court's Ruling on its Motion for Summary Judgment was not consistent with existing case law and, therefore, the Company appealed this decision to the Cuyahoga County Court of Appeals. However, because the outcome of this appeal was uncertain and the initial Ruling was unfavorable, the Company provided $0.9 million in its second quarter fiscal 2002 financial statements, the full amount of this contingent obligation. In November 2002, the Cuyahoga County Court of Appeals reversed the Summary Judgment. In February 2003, the insurance carrier filed a Notice of Appeal with the Ohio Supreme Court and asked the Court to exercise its discretionary jurisdiction and hear an appeal of the Court of Appeals' November 2002 decision. Because the Ohio Supreme Court's response to the Notice of Appeal is uncertain, the Company continues to maintain the $0.9 million provision that it established during the second quarter of fiscal 2002.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS
   No change.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

ITEM 5.  OTHER INFORMATION
   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   (a) Exhibits

The following exhibits are filed with this report or are incorporated hereby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit
   No.                                   Description
--------                                 -----------
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

  4.5       Consolidated Amendment No. 1 to Amended and Restated Credit Agreement,
            Amended and Restated Reimbursement Agreement and Promissory Note dated
            November 26, 2002 Between SIFCO Industries, Inc. and National City Bank,
            Filed as Exhibit 4.5 of the Company's Form 10-K dated September 30,
            2002, and incorporated herein by reference

* 4.6       Consolidated Amendment No. 2 to Amended and Restated Credit Agreement,
            Amended and Restated Reimbursement Agreement and Promissory Note dated
            February 13, 2003 Between SIFCO Industries, Inc. and National City Bank

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

 10.5       Change in Control Severance Agreement between the Company and Frank
            Cappello, dated September 28, 2000, filed as Exhibit 10 (g) of the
            Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

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

 10.9       Change in Control Severance Agreement between the Company and
            Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the
            Company's Form 10-K dated September 30, 2002 and incorporated herein by reference

 10.10      Change in Control Severance Agreement between the Company and
            Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company's Form 10-K dated September 30, 2002 and incorporated herein by reference

*99.1       Certification of Chief Financial Officer pursuant to Section 906 of
            Sarbanes-Oxley Act of 2002

*99.2       Certification of Chief Executive Officer pursuant to Section 906 of
            Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SIFCO Industries, Inc.
                                       (Registrant)



Date:  February 14, 2003               /s/ Jeffrey P. Gotschall
                                       -----------------------------
                                           Jeffrey P. Gotschall
                                           Chairman of the Board and
                                           Chief Executive Officer


Date:  February 14, 2003               /s/ Frank A. Cappello
                                       -----------------------------
                                           Frank A. Cappello
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                 CERTIFICATIONS

I, Jeffrey P. Gotschall, certify that:

1.    I have read this quarterly report on Form 10-Q of SIFCO Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                          /s/ Jeffrey P. Gotschall
                                                  ---------------------------
                                                      Jeffrey P. Gotschall
                                                      Chairman of the Board and
                                                      Chief Executive Officer

                                 CERTIFICATIONS

I, Frank A. Cappello, certify that:

1.    I have read this quarterly report on Form 10-Q of SIFCO Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                           /s/ Frank A. Cappello
                                                   ---------------------
                                                   Frank A. Cappello
                                                   Vice President - Finance and
                                                   Chief Financial Officer