Form 10-K/A
period 2002-09-30
SIFCO INDUSTRIES INC
filed 2003-05-20
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2002

                                       or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ____________________

                          Commission file number 1-5978
                                                 ------

                             SIFCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                34-0553950
----------------------------------------  --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 970 East 64th Street, Cleveland Ohio                     44103
----------------------------------------  --------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (216) 881-8600
                    ----------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

      Common Shares, $1 Par Value                American Stock Exchange
----------------------------------------  --------------------------------------
        (Title of each class)                (Name of each exchange on which
                                                        registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No __
     ---

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
    ---    ---

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

The number of the Registrant's Common Shares outstanding at November 18, 2002 was 5,127,733.

Documents incorporated by reference:
Portions of the Proxy Statement for Annual Meeting of Shareholders on January 28, 2003 (Part III).

                                     PART I

EXPLANATORY NOTE:

This Amendment No. 1 to SIFCO Industries, Inc.'s Annual Report on Form 10-K for the year ended September 30, 2002 includes restated consolidated financial statements as of September 30, 2002 and for the year then ended.

In connection with the preparation of the September 30, 2002 U.S. Federal Tax Return, it was determined that a fully reserved net operating loss carryforward could be partially carried back to prior years as a result of the special tax provision of the Job Creation and Workers Assistance Act of 2002. This has resulted in a $1.0 million tax refund, which has been recorded as a receivable and as a tax benefit in the restated Consolidated Financial Statements for the year ended September 30, 2002. This adjustment increased refundable income taxes and retained earnings as of September 30, 2002, and increased income tax benefit and decreased net loss for the year then ended from amounts previously reported. No other changes were made to fiscal 2002 consolidated financial statements.

As a result of the foregoing, the Company has restated its financial statements for the year ended September 30, 2002 and the quarterly period ended December 31, 2002.

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

ITEM 2. PROPERTIES

The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2002 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

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

                                       YEARS ENDED SEPTEMBER 30,
                                       -------------------------
                                         2002              2001
                                         ----              ----
                                    HIGH      LOW     HIGH     LOW
                                   ------   ------   ------   ------
               First Quarter.....  $ 5.70   $ 4.50   $ 6.38   $ 4.56
               Second Quarter....    5.95     4.55     5.88     4.55
               Third Quarter.....    5.94     5.15     6.05     4.40
               Fourth Quarter....    5.15     2.85     7.45     4.60

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

                                                                         YEARS ENDED SEPTEMBER 30,
                                                                         -------------------------
                                                         2002          2001         2000         1999         1998
                                                       --------      --------     --------     --------     --------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales .........................................    $ 80,033      $105,633     $106,138     $115,490     $123,175
Income (loss) before income tax provision (benefit)     (13,448)        4,668        2,479        4,105       11,609
Income tax provision (benefit) ....................      (1,462)        1,694           57          332        2,324
Net income (loss) .................................     (11,986)        2,974        2,422        3,773        9,285
Net income (loss) per share (basic) ...............       (2.30)         0.58         0.47         0.73         1.80
Net income (loss) per share (diluted) .............       (2.30)         0.58         0.47         0.72         1.78
Cash dividends per share ..........................          --            --         0.20         0.20         0.20

SHARES OUTSTANDING AT YEAR END ....................       5,258         5,237        5,134        5,193        5,170

BALANCE SHEET DATA
Working capital ...................................    $ 20,525      $ 36,943     $ 28,676     $ 31,924     $ 32,102
Property, plant and equipment, net ................      29,106        29,383       29,009       31,392       32,582
Total assets ......................................      68,339        86,596       80,500       88,662       93,011
Long-term debt, net of current maturities .........      11,093        15,107       11,962       12,985       16,500
Total shareholders' equity ........................      37,735        49,374       45,500       50,046       49,890
Shareholders' equity per share ....................        7.18          9.43         8.86         9.64         9.65

FINANCIAL RATIOS
Return on beginning shareholders' equity ..........       (24.3)%         6.5%         4.8%         7.6%        22.9%
Long-term debt to equity percent ..................        29.4%         30.6%        26.3%        25.9%        33.1%
Current ratio
                                                            2.4           3.3          2.6          2.6          2.5

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

RESULTS OF OPERATIONS

FISCAL YEAR 2002 COMPARED WITH FISCAL YEAR 2001

In fiscal 2002, net sales decreased 24.2% to $80.0 million from $105.6 million in 2001. Net loss for the year ended September 30, 2002 was $12.0 million, or $2.30 per diluted share, compared with net income of $3.0 million, or $0.58 per diluted share, in fiscal 2001.

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

The Company's fiscal 2002 income tax benefit of $1.5 million consists primarily of anticipated tax refunds from the carry back of U.S. and non-U.S. operating losses. In the fourth quarter of fiscal 2002, the Company recognized a $1.6 million valuation allowance against its net U.S. deferred income tax assets, which were primarily recorded during the first three quarters of fiscal 2002. In assessing the Company's ability to realize its net deferred tax assets, management considered whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

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

Cash flow activity for fiscal 2002 is presented in the Consolidated Statements of Cash Flows. Cash was provided by a $2.9 million decrease in the ACM Group's accounts receivable due to lower sales, net of a $0.1 million increase in its allowance for doubtful accounts in response to higher levels of credit risk resulting from the current economic environment. Cash was further provided by a $1.1 million decrease in the Repair Group's accounts receivable due to lower sales, as well as by a $0.2 million decrease in the Metal Finishing Group's accounts receivable. ACM Group inventories decreased by $2.5 million in fiscal 2002, while the Repair Group's inventories decreased $1.6 million and the Metal Finishing Group's inventory increased $0.1 million in fiscal 2002. The overall decline in inventory levels is attributable to lower sales levels experienced during fiscal 2002. The $2.6 million decrease in consolidated accounts payable is attributable to lower overall operating expenses and inventory purchases due to lower net sales during fiscal 2002. The $1.9 million increase in consolidated accrued liabilities is caused by a $2.0 million reclassification of the unamortized portion of deferred grant revenue from other long-term liabilities; the establishment of a $0.9 million legal accrual and an $0.8 million severance accrual in connection with staff reductions. These increases were offset in part by payment in fiscal 2002 of $1.0 million of fiscal 2001 employee incentives, $0.5 million payment of fiscal 2001 income taxes, net of refunds, and lower overall operating expenses in fiscal 2002, compared with fiscal 2001. Working capital was $20.5 million at September 30, 2002, compared with $36.9 million at September 30, 2001. The current ratio was 2.4 and 3.3 at September 30, 2002 and 2001, respectively.

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

The Company's long-term debt as a percentage of equity at September 30, 2002 and 2001 was 29.4% and 30.6%, respectively. At September 30, 2002 the Company had $7.6 million available against its $10.0 million revolving credit agreement.

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

In September 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement superceded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", related to the disposal of a segment of a business. This statement amends certain provisions of Accounting Research Bulletin No. 51, " Consolidated Financial Statements". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard in fiscal 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2002, the Company had several forward exchange contracts outstanding for durations of up to nine months to purchase Euros aggregating U.S. $10.9 million. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at September 30, 2002 are denominated, would result in a $1.2 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

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

As discussed in Note 14, the accompanying consolidated financial statements as of September 30, 2002, and for the year then ended have been restated to reflect refundable income taxes.

/s/ GRANT THORNTON LLP


Cleveland, Ohio
October 29, 2002,
(except for the last paragraph of Note 5, as to which the date is November 26, 2002 and except for Note 14, as to which the date is May 20, 2003)


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of SIFCO Industries, Inc. and Subsidiaries referred to in our report dated October 29, 2002 (except for the last paragraph of Note 5, as to which the date is November 26, 2002 and except for Note 14, as to which the date is May 20, 2003), which is incorporated in this Form 10-K, we have also audited Schedule II for the year ended September 30, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for each of the two years in the period ended September 30, 2001, were audited by other auditors who have ceased operations and whose report dated October 26, 2001, stated that the information in Schedule II as of September 30, 2001 and for each of the two years in the period ended September 30, 2001 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2002 (except for the last paragraph of Note 5, as to which the date is November 26, 2002 and except for Note 14, as to which the date is May 20,
2003)

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

/s/ ARTHUR ANDERSEN LLP


Cleveland, Ohio,
October 26, 2001.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                    2002          2001          2000
                                                                 ---------     ---------     ---------
                                                                               (RESTATED)

Net sales ...................................................    $  80,033     $ 105,633     $ 106,138
Operating expenses:
     Cost of goods sold .....................................       76,331        86,761        90,732
     Selling, general and administrative expenses ...........       15,952        12,960        12,357
                                                                 -------------------------------------
          Total operating expenses ..........................       92,283        99,721       103,089
                                                                 -------------------------------------
               Operating income (loss) ......................      (12,250)        5,912         3,049

Interest income .............................................         (258)         (530)         (196)
Interest expense ............................................          838         1,189         1,019
Foreign currency exchange loss (gain), net ..................          (34)          568          (207)
Other expense (income), net .................................          652            17           (46)
                                                                 -------------------------------------
          Income (loss) before income tax provision (benefit)      (13,448)        4,668         2,479
Income tax provision (benefit) ..............................       (1,462)        1,694            57
                                                                 -------------------------------------
               Net income (loss) ............................    $ (11,986)    $   2,974     $   2,422
                                                                 =====================================

Net income (loss) per share (basic) .........................    $   (2.30)    $    0.58     $    0.47
Net income (loss) per share (diluted) .......................    $   (2.30)    $    0.58     $    0.47

Weighted-average number of common shares (basic) ............        5,219         5,144         5,169
Weighted-average number of common shares (diluted) ..........        5,236         5,165         5,203

     See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                    ASSETS                                      2002             2001
                                                                                ----             ----
                                                                             (RESTATED)

Current Assets:
Cash and cash equivalents ............................................        $  7,583         $ 13,787
Receivables, net .....................................................          14,505           18,705
Inventories ..........................................................          10,701           18,013
Refundable income taxes ..............................................           1,423              ---
Deferred income taxes ................................................             ---            1,709
Prepaid expenses and other current assets ............................           1,501              578
                                                                              -------------------------
              Total current assets ...................................          35,713           52,792

Property, plant and equipment:
     Land ............................................................             859              859
     Buildings .......................................................          19,402           19,063
     Machinery and equipment .........................................          59,763           58,723
                                                                              -------------------------
                                                                                80,024           78,645
     Less - accumulated depreciation .................................          50,918           49,262
                                                                              -------------------------
              Property, plant and equipment, net .....................          29,106           29,383

Other assets:
     Funds held by trustee for capital project .......................             ---               92
     Goodwill and other intangible assets, net .......................           2,574            3,558
     Other assets ....................................................             946              771
                                                                              -------------------------
              Total other assets .....................................           3,520            4,421
                                                                              -------------------------
                    Total assets .....................................        $ 68,339         $ 86,596
                                                                              =========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt ............................        $  1,440         $  1,430
     Accounts payable ................................................           4,130            6,717
     Accrued liabilities .............................................           9,618            7,702
                                                                              -------------------------
              Total current liabilities ..............................          15,188           15,849

Long-term debt, net of current maturities ............................          11,093           15,107

Other long-term liabilities ..........................................           4,323            6,266

Shareholders' equity:
     Serial preferred shares, no par value, authorized 1,000 shares ..             ---              ---
     Common shares, par value $1 per share, authorized 10,000 shares;
            issued 5,358 shares in 2002 and 5,308 shares in 2001;
            outstanding 5,258 shares in 2002 and 5,237 shares in 2001            5,358            5,308
     Additional paid-in capital ......................................           6,936            6,783
     Retained earnings ...............................................          33,629           45,615
     Accumulated other comprehensive loss ............................          (7,034)          (7,423)
     Unearned compensation - restricted common shares ................            (562)            (460)
     Common shares held in treasury at cost, 100 shares in 2002 and
          71 shares in 2001 ..........................................            (592)            (449)
                                                                              -------------------------
              Total shareholders' equity .............................          37,735           49,374
                                                                              -------------------------
                       Total liabilities and shareholders' equity ....        $ 68,339         $ 86,596
                                                                              =========================

         See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                                         -------------------------
                                                                                   2002             2001             2000
                                                                                 --------         --------         --------
                                                                                (RESTATED)
Cash flows from operating activities:
     Net income (loss) ..................................................        $(11,986)        $  2,974         $  2,422
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization ............................           4,706            4,368            4,632
               Loss on disposal of property, plant and equipment ........              (7)             160              ---
               Deferred income taxes ....................................              15            1,286              176
               Asset impairment charges .................................           5,160              ---              ---

Changes in operating assets and liabilities:
               Receivables ..............................................           4,200            1,205              575
               Inventories ..............................................           4,054            2,081            2,177
               Refundable income taxes ..................................          (1,423)             ---              354
               Prepaid expenses and other current assets ................            (923)              84              606
               Other assets .............................................            (563)            (119)             229
               Accounts payable .........................................          (2,588)          (2,268)           1,341
               Accrued liabilities ......................................           1,916              176           (1,873)
               Other long-term liabilities ..............................              28             (886)            (168)
                                                                                 ------------------------------------------

                     Net cash provided by operating activities ..........           2,589            9,061           10,471

Cash flows from investing activities:
               Capital expenditures .....................................          (5,043)          (4,082)          (4,652)
               Decrease in funds held by trustee for capital project ....              92              438              147
               Proceeds from sale of property, plant and equipment ......             105              ---              ---
               Other ....................................................              99               44             (404)
                                                                                 ------------------------------------------

                     Net cash used for investing activities .............          (4,747)          (3,600)          (4,909)

Cash flows from financing activities:
               Proceeds from revolving credit agreement .................          24,735           30,132            9,286
               Repayments of revolving credit agreement .................         (27,309)         (25,557)          (8,889)
               Repayments of long-term debt .............................          (1,430)          (1,420)          (1,415)
               Repurchase of common shares ..............................            (143)             ---             (449)
               Cash dividends declared ..................................             ---              ---           (1,031)
               Issuance of common shares ................................             ---               13               73
               Share transactions under restricted stock program ........             101              ---              ---
                                                                                 ------------------------------------------

                     Net cash provided by (used for) financing activities          (4,046)           3,168           (2,425)
                                                                                 ------------------------------------------

Increase (decrease) in cash and cash equivalents ........................          (6,204)           8,629            3,137
Cash and cash equivalents at beginning of year ..........................          13,787            4,687            2,022
Effect of exchange rate changes on cash and cash equivalents ............             ---              471             (472)
                                                                                 ------------------------------------------

                     Cash and cash equivalents at end of year ...........        $  7,583         $ 13,787         $  4,687
                                                                                 ==========================================

Supplemental disclosure of cash flow information:
     Cash paid for interest .............................................        $   (845)        $ (1,082)        $ (1,021)
     Cash recovered from (paid for) income taxes, net ...................            (573)             460              (62)

        See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                                   COMMON
                                                                                        ACCUMULATED                SHARES    TOTAL
                                                                    ADDITIONAL             OTHER                    HELD     SHARE-
                                                          COMMON     PAID-IN  RETAINED COMPREHENSIVE   UNEARNED      IN     HOLDERS'
                                                          SHARES     CAPITAL  EARNINGS INCOME (LOSS) COMPENSATION TREASURY  EQUITY
                                                          ------     -------  -------- ------------- ------------ --------  ------

BALANCE - SEPTEMBER 30, 1999                             $  5,193   $  6,352  $ 41,250   $ (2,749)     $ ---       $---   $ 50,046
Comprehensive income (loss):
          Net income ..................................       ---        ---     2,422        ---        ---        ---      2,422
          Foreign currency translation adjustment .....       ---        ---       ---     (5,561)       ---        ---     (5,561)
                                                                                                                          --------

                     Total comprehensive loss .........                                                                     (3,139)

Shares issued to Defined Contribution Plan ............         1          5       ---        ---        ---        ---          6
Shares issued to vendor as payment for
     services .........................................         6         42       ---        ---        ---        ---         48
Stock options exercised ...............................         5         14       ---        ---        ---        ---         19
Shares repurchased and held in treasury ...............       ---        ---       ---        ---        ---       (449)      (449)
Dividends declared ($0.20 per share) ..................       ---        ---    (1,031)       ---        ---        ---     (1,031)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2000                             $  5,205   $  6,413  $ 42,641   $ (8,310)      $---   $   (449)  $ 45,500
Comprehensive income (loss):
          Net income ..................................       ---        ---     2,974        ---        ---        ---      2,974
          Foreign currency translation adjustment .....       ---        ---       ---      1,191        ---        ---      1,191
          Unrealized loss on interest rate swap
                agreement, net of income tax benefit
                of $156 ...............................       ---        ---       ---       (304)       ---        ---       (304)
                                                                                                                          --------

                     Total comprehensive income .......                                                                      3,861

Shares issued to vendor as payment for
     services .........................................         3         10       ---        ---        ---         ---        13
Shares issued under restricted stock plan .............       100        360       ---        ---       (460)        ---       ---
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2001                             $  5,308   $  6,783  $ 45,615   $ (7,423)  $   (460)  $   (449)  $ 49,374

Comprehensive income (loss):
          Net loss (restated) .........................       ---        ---   (11,986)       ---        ---        ---    (11,986)
          Foreign currency translation adjustment .....       ---        ---       ---        112        ---        ---        112
          Currency exchange contract adjustment .......       ---        ---       ---      1,035        ---        ---      1,035
          Unrealized loss on interest rate swap
                agreement, net of income tax
                provision of $156 .....................       ---        ---       ---       (254)       ---        ---       (254)
          Minimum pension liability adjustment ........       ---        ---       ---       (504)       ---        ---       (504)
                                                                                                                          --------
                     Total comprehensive loss .........                                                                    (11,597)

Shares repurchased and held in treasury ...............       ---        ---       ---        ---        ---       (143)      (143)
Share transactions under restricted stock plan ........        50        153       ---        ---       (102)       ---        101
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2002                             $  5,358   $  6,936  $ 33,629   $ (7,034)  $   (562)  $   (592)  $ 37,735
===================================================================================================================================



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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

N. RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2002 Consolidated Financial Statement presentation.

2. INVENTORIES

Inventories consist of:

                                                2002     2001
                                                ----     ----

                 Raw materials and supplies   $ 3,411  $ 5,714
                 Work-in-process ...........    3,525    5,905
                 Finished goods ............    3,765    6,394
                                              ----------------

                           Total inventories  $10,701  $18,013
                                              ================

If the FIFO method had been used for the entire Company, inventories would have been $3,114 and $2,884 higher than reported at September 30, 2002 and 2001, respectively.

3. ACCRUED LIABILITIES

Accrued liabilities consist of:

                                                         2002    2001
                                                         ----    ----
         Accrued employee compensation and benefits ..  $1,609  $2,076
         Accrued workers' compensation ...............   1,029   1,497
         Accrued severance ...........................     752     ---
         Accrued income taxes ........................     415     975
         Accrued royalties ...........................     973     916
         Accrued legal and professional ..............   1,388     375
         Unamortized portion of deferred grant revenue   2,005     ---
         Other accrued liabilities ...................   1,447   1,863
                                                        --------------

                   Total accrued liabilities .........  $9,618  $7,702
                                                        ==============

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

5. LONG-TERM DEBT

Long-term debt consists of:

                                                               2002     2001
                                                               ----     ----

  Term note payable to bank ...............................  $ 6,900  $ 8,100
  Revolving credit agreement ..............................    2,398    4,972
  Industrial development variable rate demand revenue bonds    3,235    3,465
                                                             ----------------

            Total debt ....................................   12,533   16,537
  Less - current maturities ...............................    1,440    1,430
                                                             ----------------

            Total long-term debt ..........................  $11,093  $15,107
                                                             ================

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

6.  INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows:

                                                                    2002           2001          2000
                                                                    ----           ----          ----

U.S. .......................................................      $ (8,369)      $    519      $ (1,192)
Non-U.S ....................................................        (5,079)         4,149         3,671
                                                                  -------------------------------------

         Income (loss) before income tax provision (benefit)      $(13,448)      $  4,668      $  2,479
                                                                  =====================================

The income tax provision (benefit) consists of the following:

                                                                    2002           2001          2000
                                                                    ----           ----          ----

Current income tax provision (benefit):
     U.S. federal ..........................................      $ (1,114)      $   (117)     $   (564)
     State and local .......................................           ---             36           (11)
     Non-U.S ...............................................          (477)           489           456
                                                                  -------------------------------------

         Total current tax provision (benefit) .............        (1,591)           408          (119)
Deferred U.S. federal income tax provision .................           129          1,286           176
                                                                  -------------------------------------

         Income tax provision (benefit) ....................      $ (1,462)      $  1,694      $     57
                                                                  =====================================



The income tax provision (benefit) differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The income tax provision (benefit) in the accompanying Consolidated Statements of Operations differs from the statutory rate as follows:


                                                                             2002           2001          2000
                                                                             ----           ----          ----

Income (loss) before income tax provision (benefit) .................      $(13,448)      $  4,668      $  2,479
Less-U.S., state and local income tax provision (benefit) ...........           ---             36           (11)
                                                                           -------------------------------------

          Income (loss) before federal income tax provision (benefit)       (13,448)         4,632         2,490
                                                                           =====================================

Income tax provision (benefit) at U.S. federal statutory rate .......        (4,572)         1,575           847
Tax effect of:
     U.S. losses for which no U.S. federal tax benefit has been
          recognized ................................................         1,598            ---           ---
     Non-U.S. tax rate differential .................................           ---            ---          (792)
     Non-US losses for which no-U.S. federal tax benefit has been
          recognized ................................................         1,251            ---           ---
     Other ..........................................................           261             83            13
                                                                           -------------------------------------

U.S. federal and non-U.S. income tax provision (benefit) ............        (1,462)         1,658            68
Add - U.S., state and local income tax provision (benefit) ..........           ---             36           (11)
                                                                           -------------------------------------

          Income tax provision (benefit) ............................      $ (1,462)      $  1,694      $     57
                                                                           =====================================


Deferred tax assets and liabilities consist of the following:

                                                             2002          2001
                                                             ----          ----

Deferred tax assets:
     Net U.S. operating loss and credit carryforwards      $   903        $  ---
     Employee benefits ..............................        1,143         1,445
     Investment valuation reserve ...................          511           511
     Inventory and property reserves ................          473           536
     Doubtful accounts ..............................          263           305
     Foreign tax credits ............................          161           161
     Interest rate swap .............................          190           156
     Additional pension liability ...................          171           ---
                                                           ---------------------

               Total deferred tax assets ............        3,815         3,114

Deferred tax liabilities:
     Depreciation ...................................        1,687         1,438
     Unremitted foreign earnings ....................          368           934
     Personal property taxes ........................           27            29
     Other ..........................................           10           381
                                                           ---------------------

               Total deferred tax liabilities .......        2,092         2,782
                                                           ---------------------

Deferral tax assets net of liabilities ..............        1,723           332
Valuation allowance .................................       (1,723)         (161)
                                                           ---------------------

               Net deferred tax assets ............        $   ---       $   171
                                                           =====================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


At September 30, 2002, the Company has a U.S. federal tax loss carryforward of approximately $2,500. The U.S. federal tax loss carryforward expires in 2022.

At September 30, 2002, the Company recognized an additional $1,562 valuation allowance against its U.S. net deferred tax assets, which were primarily recorded during the first three quarters of fiscal 2002. In assessing the Company's ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

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

Net pension expense for the Company-sponsored defined benefit plans for 2002, 2001 and 2000 consists of the following:

                                                               2002          2001          2000
                                                               ----          ----          ----

Service cost ..........................................      $   899       $   813       $   886
Interest cost .........................................        1,255         1,180         1,153
Expected return on plan assets ........................       (1,445)       (1,483)       (1,317)
Amortization of transition obligation (asset) .........          (11)          (11)           12
Amortization of prior service cost ....................           42            42            42
Amortization of net gain ..............................         (104)         (262)         (132)
                                                             -----------------------------------

          Net pension expense for defined benefit plans      $   636       $   279       $   644
                                                             ===================================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The status of all significant U.S. and non-U.S. defined benefit plans is as follows:

                                                         2002           2001
                                                         ----           ----
Benefit Obligations:
     Benefit obligation at beginning of year ...      $ 17,327       $ 14,596
     Service cost ..............................           899            813
     Interest cost .............................         1,257          1,180
     Participant contributions .................           193            180
     Amendments ................................           898            ---
     Actuarial loss (gain) .....................         1,071          1,997
     Benefits paid .............................        (1,890)        (1,581)
     Currency translation adjustment ...........           369            142
                                                   --------------------------

               Benefit obligation at end of year      $ 20,124       $ 17,327
                                                   ==========================

                                                         2002           2001
                                                         ----           ----
Plan Assets:
     Plan assets at beginning of year ..........      $ 16,571       $ 18,144
     Actual return (loss) on plan assets .......          (823)          (915)
     Employer contributions ....................           743            592
     Participant contributions .................           193            180
     Benefits paid .............................        (1,890)        (1,581)
     Currency translation adjustment ...........           305            151
                                                   --------------------------

               Plan assets at end of year ......      $ 15,099       $ 16,571
                                                   ==========================


                                                                                 PLANS IN WHICH             PLANS IN WHICH
                                                                                  ASSETS EXCEED              ACCUMULATED
                                                                                   ACCUMULATED              BENEFITS EXCEED
                                                                                    BENEFITS                     ASSETS
                                                                                    --------                     ------

                                                                               2002          2001          2002          2001
                                                                               ----          ----          ----          ----
RECONCILIATION OF FUNDED STATUS:
     Plan assets in excess of (less than) projected benefit obligations      $ 1,391       $ 2,454       $(6,416)      $(3,210)
     Unrecognized net (gain) loss .....................................       (1,176)       (1,939)        3,150           503
     Unrecognized prior service cost ..................................          896           326           343            57
     Unrecognized transition asset ....................................          ---           ---           (38)          (49)
     Currency translation adjustment ..................................          ---           ---            76            10
                                                                             -------------------------------------------------

          Net amount recognized in the Consolidated Balance Sheets ....      $ 1,111       $   841       $(2,885)      $(2,689)
                                                                             =================================================

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS ARE:
     Other assets .....................................................     $    ---       $   ---       $   731       $   387
     Other long-term liabilities ......................................        1,111           841        (4,120)       (3,076)
     Accumulated other comprehensive loss .............................          ---           ---           504           ---
                                                                             -------------------------------------------------

          Net amount recognized in the Consolidated Balance Sheets ....      $ 1,111       $   841       $(2,885)      $(2,689)
                                                                             =================================================

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Assumptions used for defined benefit plans consist of:

                                          2002         2001         2000
                                          ----         ----         ----

      Discount rate for liabilities         6.6%         7.1%         7.8%
      Expected return on assets ...         8.4%         8.4%         8.6%
      Rate of compensation increase         3.9%         4.0%         4.0%

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

Option activity during the last three years is as follows:

                                              2002              2001              2000
                                              ----              ----              ----

Options at beginning of year .......          344,000           276,000           205,000
     Weighted average exercise price      $      7.36       $      8.03       $      8.28
Options granted during the year ....           77,500            77,000            76,000
     Weighted average exercise price      $      5.50       $      4.75       $      7.08
Options exercised during the year ..              ---               ---            (5,000)
     Weighted average exercise price      $       ---       $       ---       $      3.75
Options canceled during the year ...          (31,500)           (9,000)              ---
     Weighted average exercise price      $     10.85       $      5.70       $       ---
Options at end of year .............          390,000           344,000           276,000
     Weighted average exercise price      $      6.71       $      7.36       $      8.03
Options exercisable at end of year .          210,250           174,000           138,750
     Weighted average exercise price      $      7.02       $      7.16       $      6.14

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


The following table provides additional information regarding options outstanding as of September 30, 2002:


           OPTIONS         OPTIONS         OPTIONS         REMAINING LIFE OF
       EXERCISE PRICE    OUTSTANDING     EXERCISABLE        OPTIONS (YEARS)
       --------------    -----------     -----------        ---------------

          $    3.75         5,000            5,000                0.1
          $    4.25       100,000          100,000                3.1
          $    4.69        59,000           14,750                8.1
          $    5.16        10,000            2,500                3.1
          $    5.50        77,500              ---                9.6
          $    6.81         5,000            2,500                7.4
          $    6.94        42,500           21,250                7.1
          $    7.63        16,000            8,000                2.1
          $   12.88        75,000           56,250                6.1
                       --------------------------------

              Total       390,000          210,250
                       ================================

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

The fair value of options granted for fiscal years ending September 30, 2002, 2001 and 2000, reported below, has been estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                          2002              2001              2000
                                          ----              ----              ----

Risk-free interest rate ......             3.35%             6.08%             6.13%
Dividend yield ...............             0.00%             0.00%             0.00%
Volatility factor ............            43.89%            38.47%            39.44%
Expected life of stock options          7.0 YEARS         8.4 years         7.1 years

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

The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options' vesting period. The pro forma information is as follows:

                                                   2002                 2001               2000
                                                   ----                 ----               ----

Pro forma net income (loss) ..........          $  (12,157)          $    2,821         $    2,223

Pro forma net income (loss) per share:
          Basic ......................          $    (2.33)          $     0.55         $     0.43
          Diluted ....................          $    (2.33)          $     0.55         $     0.43

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

9.  SUMMARIZED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                           2002 QUARTER ENDED
                                           ------------------

                         DEC. 31        MARCH 31        JUNE 30       SEPT. 30
                         -------        --------        -------       --------

Net sales .........      $ 20,338       $ 20,747       $ 20,167       $ 18,781
Cost of goods sold         21,071         18,410         17,489         19,361
Net loss ..........        (3,690)        (1,333)          (451)        (6,512)
Net loss per share:
  Basic ...........      $  (0.71)      $  (0.26)      $  (0.09)      $  (1.25)
  Diluted .........      $  (0.71)      $  (0.26)      $  (0.09)      $  (1.25)


                                           2001 QUARTER ENDED
                                           ------------------

                         DEC. 31        MARCH 31        JUNE 30       SEPT. 30
                         -------        --------        -------       --------

Net sales .........      $ 25,185       $ 27,726       $ 27,676       $ 25,046
Cost of goods sold         20,854         23,073         22,170         20,664
Net income ........           302            995          1,509            168
Net income per share:
  Basic ...........      $   0.06       $   0.19       $   0.29       $   0.03
  Diluted .........      $   0.06       $   0.19       $   0.29       $   0.03

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

                                                                                   2002            2001            2000
                                                                                   ----            ----            ----
Net sales:
     Turbine Component Services and Repair Group ..........................      $  36,539       $  54,406       $  61,658
     Aerospace Component Manufacturing Group ..............................         33,164          40,891          34,958
     Metal Finishing Group ................................................         10,330          10,336           9,522
                                                                                 -----------------------------------------

           Consolidated net sales .........................................      $  80,033       $ 105,633       $ 106,138
                                                                                 =========================================

Operating income (loss):
     Turbine Component Services and Repair Group ..........................      $ (11,514)      $   2,609       $   2,355
     Aerospace Component Manufacturing Group ..............................           (287)          3,476           1,491
     Metal Finishing Group ................................................          1,495           1,724           1,070
     Corporate unallocated expenses .......................................         (1,944)         (1,897)         (1,867)
                                                                                 -----------------------------------------

           Consolidated operating income (loss) ...........................        (12,250)          5,912           3,049

Interest expense, net .....................................................            580             659             823
Foreign currency exchange loss (gain), net ................................            (34)            568            (207)
Other expense (income), net ...............................................            652              17             (46)
                                                                                 -----------------------------------------

           Consolidated income (loss) before income tax provision (benefit)      $ (13,448)      $   4,668       $   2,479
                                                                                 =========================================

Depreciation and amortization expense:
     Turbine Component Services and Repair Group ..........................      $   3,626       $   3,242       $   3,461
     Aerospace Component Manufacturing Group ..............................            680             679             689
     Metal Finishing Group ................................................            400             447             482
                                                                                 -----------------------------------------

           Consolidated depreciation and amortization expense .............      $   4,706       $   4,368       $   4,632
                                                                                 =========================================

Capital Expenditures:
     Turbine Component Services and Repair Group ..........................      $   4,598       $   3,325       $   4,121
     Aerospace Component Manufacturing Group ..............................            396             705             472
     Metal Finishing Group ................................................             49              52              59
                                                                                 -----------------------------------------

           Consolidated capital expenditures ..............................      $   5,043       $   4,082       $   4,652
                                                                                 =========================================

Identifiable assets:
     Turbine Component Services and Repair Group ..........................      $  36,339       $  41,641       $  47,367
     Aerospace Component Manufacturing Group ..............................         15,647          21,360          18,408
     Metal Finishing Group ................................................          7,735           8,047           8,247
     Corporate ............................................................          8,618          15,548           6,478
                                                                                 -----------------------------------------

           Consolidated total assets ......................................      $  68,339       $  86,596       $  80,500
                                                                                 =========================================

Non-U.S. operations (primarily the Company's Ireland operations):
     Net sales ............................................................      $  23,872       $  38,224       $  46,402
     Operating income (loss) ..............................................         (4,842)          3,964           2,824
     Identifiable assets (excluding cash) .................................         23,239          23,579          29,768

14. RESTATEMENT OF SEPTEMBER 30, 2002 CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of the September 30, 2002 U.S. Federal Tax Return, it was determined that a fully reserved net operating loss carryforward could be partially carried back to prior years as a result of the special tax provision of the Job Creation and Workers Assistance Act of 2002. This has resulted in a $1,000 tax refund, which has been recorded as a receivable and as a tax benefit in the restated Consolidated Financial Statements for the year ended September 30, 2002. This adjustment increased refundable income taxes and retained earnings as of September 30, 200, and increased income tax benefit and decreased net loss for the year then ended from amounts previously reported.










                                                                     SCHEDULE II

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
       VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                          2002          2001          2000
                                                          ----          ----          ----

Balance beginning of period ......................      $ 1,422       $   765       $   722

Additions-charged to costs and expenses ..........          481         1,098           220

Addition - reallocation of Corporate Reserves ....         ----           433          ----

Deductions-accounts determined to be uncollectible         (654)         (930)         (140)

Recoveries of fully reserved accounts ............            2            32            23

Exchange rate changes and other ..................           (1)           24           (60)
                                                        -----------------------------------

Balance end of period ............................      $ 1,250       $ 1,422       $   765
                                                        ===================================

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                               NUMBER OF
                                                                                                              SECURITIES
                                                                          NUMBER OF                           REMAINING
                                                                        SECURITIES TO        WEIGHTED        AVAILABLE FOR
                                                                        BE ISSUED UPON       AVERAGE        FUTURE ISSUANCE
                                                                         EXERCISE OF      EXERCISE PRICE     UNDER EQUITY
                                                                         OUTSTANDING      OF OUTSTANDING     COMPENSATION
                      PLAN CATEGORY                                        OPTIONS           OPTIONS             PLANS
                                                                           -------           -------             -----

Equity compensation plans approved by security holders:
          1998 Long-term Incentive Plan ......................            210,000            $12.45             48,519(1)
          1995 Stock Option Plan .............................            175,000              6.98                ---
          1989 Key Employee Stock Option Plan ................              5,000              3.75                ---

Equity compensation plans not approved by security holders (2)                ---               ---                ---
                                                                          --------------------------------------------

               Total .........................................            390,000            $ 6.71             48,519
                                                                          ============================================

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


         (a) (2) FINANCIAL STATEMENT SCHEDULES:

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

          (a)(3)  EXHIBITS:

          The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.)

       Exhibit
         No.                          Description
       -------                        -----------

         3.1 Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         3.2 SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.1 Amended and Restated Reimbursement Agreement dated April 30, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.2 Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.3 Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(c) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.4 Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as Exhibit 4(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.5 Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         9.1 Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         9.2      Voting Trust Agreement dated January 15, 1997, filed as
                  Exhibit 9.2 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

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

         10.8 Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

         10.9 Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         10.10 Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit
                  10.10 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         10.11 Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002, filed as Exhibit 16 of the Company's Form 8-K dated June 27, 2002 and incorporated by reference

         21.1 Subsidiaries of the Company, filed as Exhibit 21.1 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

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


                                       SIFCO Industries, Inc. and Subsidiaries

                                       By:   /s/ Frank A.Cappello
                                       --------------------------
                                                 Frank A. Cappello
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 Date: May 20, 2003




Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on May 20, 2003 by the following persons on behalf of the Registrant in the capacities indicated.




/s/ Jeffrey P. Gotschall                    /s/ Alayne L. Reitman
-------------------------                   ---------------------
     Jeffrey P. Gotschall                        Alayne L. Reitman
     Chairman of the Board and                   Director
     Chief Executive Officer




/s/ Hudson D. Smith                         /s/ J. Douglas Whelan
-------------------                         ----------------------
     Hudson D. Smith                             J. Douglas Whelan
     Treasurer, Director and                     Director
     President of Aerospace Component
     Manufacturing Group




/s/ Michael S. Lipscomb                     /s/ Remigijus H. Belzinskas
-----------------------                     ---------------------------
     Michael S. Lipscomb                         Remigijus H. Belzinskas
     Director                                    Corporate Controller
                                                 (Principal Accounting Officer)



/s/ P. Charles Miller
---------------------
     P. Charles Miller
     Director

                                 CERTIFICATIONS

I, Jeffrey P. Gotschall, certify that:
     1. I have read this annual report on Form 10-K/A of SIFCO Industries, Inc.
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 20, 2003                     /s/ Jeffrey P. Gotschall
                                             ------------------------
                                                 Jeffrey P. Gotschall
                                                 Chairman of the Board and
                                                 Chief Executive Officer

                                 CERTIFICATIONS

I, Frank A. Cappello, certify that:
     1. I have read this annual report on Form 10-K/A of SIFCO Industries, Inc.
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
               c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);
               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  May 20, 2003                       /s/ Frank A. Cappello
                                               ---------------------
                                                   Frank A. Cappello
                                                   Vice President - Finance and
                                                   Chief Financial Officer