Form 10-Q/A
period 2002-12-31
SIFCO INDUSTRIES INC
filed 2003-05-20
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       or

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from ______________ to __________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                   34-0553950
------------------------------------------------      ------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                     organization)                      Identification No.)

    970 East 64th Street, Cleveland Ohio                       44103
----------------------------------------------        ------------------------
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
Yes    X    No
     ---       ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      No   X
    ---      ----


The number of the Registrant's Common Shares outstanding at January 31, 2003 was 5,127,733.


EXPLANATORY NOTE:

This Amendment No. 1 to SIFCO Industries, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 includes restated consolidated condensed balance sheets as of December 31, 2002 and September 30, 2002.


In connection with the preparation of the September 30, 2002 U.S. Federal Tax Return, it was determined that a fully reserved net operating loss carry forward could be partially carried back to prior years as a result of the special tax provision of the Job Creation and Workers' Assistance Act of 2002. This has resulted in a $1.0 million tax refund, which has been recorded as a receivable and as a tax benefit in the restated Consolidated Financial Statements for the year ended September 30, 2002. This adjustment increased refundable income taxes and retained earnings as of September 30, 2002, and increased income tax benefit and decreased net loss for the year then ended from amounts previously reported.

PART I.   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            --------------------
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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               DECEMBER 31,     SEPTEMBER 30,
                                                                                  2002               2002
                                                                               -----------      -------------
                                                                               (UNAUDITED)
                                                                                (RESTATED)
                                    ASSETS
                                    ------

Current assets:
    Cash and cash equivalents                                                    $  4,960         $  7,583
    Receivables, net                                                               13,293           14,505
    Inventories                                                                    10,196           10,701
    Refundable income taxes                                                         1,423            1,423
    Prepaid expenses and other current assets                                       2,165            1,501
                                                                                 --------         --------

               Total current assets                                                32,037           35,713

Property, plant and equipment, net                                                 28,748           29,106

Other assets:
    Goodwill, net                                                                   2,574            2,574
    Other assets                                                                    1,127              946
                                                                                 --------         --------

               Total other assets                                                   3,701            3,520
                                                                                 --------         --------

                      Total assets                                               $ 64,486         $ 68,339
                                                                                 ========         ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Current maturities of long-term debt                                         $  1,440         $  1,440
    Accounts payable                                                                4,720            4,130
    Accrued liabilities                                                             9,394            9,618
                                                                                 --------         --------

               Total current liabilities                                           15,554           15,188

Long-term debt, net of current maturities                                           9,913           11,093

Other long-term liabilities                                                         3,831            4,323

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares                   --               --
    Common shares, par value $1 per share, authorized 10,000  shares; issued
         5,338 and 5,358 shares at December 31, 2002 and September 30, 2002,
         respectively; outstanding 5,258 shares                                     5,338            5,358
    Additional paid-in capital                                                      6,838            6,936
    Retained earnings                                                              30,803           33,629
    Accumulated other comprehensive loss                                           (6,791)
                                                                                                    (7,034)
    Unearned compensation - restricted common shares                                 (526)
                                                                                                      (562)
    Common shares held in treasury at cost, 80 and 100 shares at December 31,
         2002 and September 30, 2002, respectively                                   (474)
                                                                                                      (592)
                                                                                 --------         --------

               Total shareholders' equity                                          35,188           37,735
                                                                                 --------         --------

                      Total liabilities and shareholders' equity                 $ 64,486         $ 68,339
                                                                                 ========         ========

See notes to unaudited consolidated condensed financial statements

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                          -------------------------
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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  DESCRIPTION OF BUSINESS
The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal 2002 Annual Report on Form 10-K/A. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

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

                                                       THREE MONTHS ENDED
                                                         DECEMBER 31,
                                              -------------------------------------
                                                   2002                   2001
                                              --------------         --------------
            Net loss as reported              $       (2,826)        $       (3,690)
            Goodwill amortization                       --                       29
            Trademark amortization                      --                        2
                                              --------------         --------------
                    Pro forma net loss        $       (2,826)        $       (3,659)
                                              ==============         ==============

            Basic loss per share:
                Net loss as reported          $        (0.54)        $        (0.71)
                Goodwill amortization                   --                     0.01
                Trademark amortization                  --                     --
                                              --------------         --------------
                    Pro forma net loss        $        (0.54)        $        (0.70)
                                              ==============         ==============

            Diluted loss per share:
                Net loss as reported          $        (0.54)        $        (0.71)
                Goodwill amortization                   --                     0.01
                Trademark amortization                  --                     --
                                              --------------         --------------
                    Pro forma net loss        $        (0.54)        $        (0.70)
                                              ==============         ==============

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

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                          ----------------------------
                                                                            2002               2001
                                                                          ---------         ----------
            Net loss as reported                                          $  (2,826)        $  (3,690)

            Add: Stock-based compensation expense included
                 in reported net loss, net of related tax effects              --                --

            Less: Stock-based compensation expense determined
                 under fair value based method for all awards, net
                 of related tax effects                                          35                25
                                                                          ---------         ---------

            Pro forma net loss as if the fair value based
                 method had been applied to all awards                    $  (2,861)        $  (3,715)
                                                                          =========         =========

            Net loss per share:
                   Basic - as reported                                    $   (0.54)        $   (0.71)
                   Basic - pro forma                                      $   (0.54)        $   (0.71)
                   Diluted - as reported                                  $   (0.54)        $   (0.71)
                   Diluted - pro forma                                    $   (0.54)        $   (0.71)

2.  INVENTORIES

Inventories consist of:
                                             DECEMBER 31,  SEPTEMBER 30,
                                               2002            2002
                                             -----------   -------------

            Raw materials and supplies        $ 3,040        $ 3,411
            Work-in-process                     3,515          3,525
            Finished goods                      3,641          3,765
                                              -------        -------

                  Total inventories           $10,196        $10,701
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

4.  COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

                                                                                         THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                      -----------------------
                                                                                       2002            2001
                                                                                      -------         -------
            Net loss                                                                  $(2,826)        $(3,690)
            Foreign currency translation adjustment                                        64             (34)
            Unrealized loss on interest rate swap agreement, net of income tax
                 provision of $10 and $20 in 2002 and 2001, respectively                   19              40
            Currency exchange contract adjustment                                         160            (415)
            Minimum pension liability adjustment                                         --               (74)
                                                                                      -------         -------
                       Total comprehensive loss                                       $(2,583)        $(4,173)
                                                                                      =======         =======

The components of accumulated other comprehensive loss are as follows:

                                                                                     DECEMBER 31,    SEPTEMBER 30,
                                                                                        2002             2002
                                                                                     ------------    -------------
            Foreign currency translation adjustment                                    $(6,943)        $(7,007)
            Interest rate swap agreement adjustment                                       (539)           (558)
            Currency exchange contract adjustment                                        1,195           1,035
            Minimum pension liability adjustment                                          (504)           (504)
                                                                                       -------         -------

                       Total accumulated other comprehensive loss                      $(6,791)        $(7,034)
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

Segment information is as follows:

                                                                                      THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                  -------------------------
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


Cash flow activity for the first three months of fiscal 2003 is presented in the Consolidated Condensed Statements of Cash Flows. During the first three months of fiscal 2003, cash was provided by a $0.6 million decrease in the ACM Group's accounts receivable due to lower sales, including a $0.1 million increase in its allowance for doubtful accounts in response to higher levels of credit risk resulting from the current economic environment. Cash was further provided by a $0.4 million decrease in the Metal Finishing Group's accounts receivable as well as a $0.2 million decrease in the Repair Group's accounts receivable, both due to lower sales. ACM Group inventories decreased $0.3 million in the first three months of fiscal 2003, and Repair Group inventories also decreased $0.3 million, while the Metal Finishing Group's inventories increased $0.1 million. The decline in inventory is attributable to lower ACM and Repair Group sales levels experienced during the first three months of fiscal 2003. During the first three months of fiscal 2003, the Metal Finishing Group's inventory was brought to a level necessary to support anticipated sales. However, the Metal Finishing Group did not achieve anticipated sales levels, resulting in an increase in its inventories during the first three months of fiscal 2003. The $0.4 million net increase in consolidated accounts payable and accrued liabilities is caused by (i) a $0.2 million increase in the ACM Group's accounts payable and accrued liabilities due primarily to timing related increases in compensation and property tax accruals;
(ii) a $0.1 million decrease in the Metal Finishing Group's accrued liabilities due primarily to the payment of fiscal 2002 employee incentives; (iii) a $0.4 million increase in the Repair Group's accrued liabilities and accounts payable attributable primarily to the effect of foreign currency exchange rate fluctuations on the Company's unamortized current portion of deferred grant revenue, which is payable in a foreign currency; and (iv) a $0.1 million decrease in Corporate accrued liabilities attributable to the payment of legal and professional fees. Working capital was $16.5 million at December 31, 2002, compared with $20.5 million at September 30, 2002. The current ratio was 2.1 and
2.4 at December 31, 2002 and September 30, 2002, respectively.


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

The Company's long-term debt as a percentage of equity at December 31, 2002 and September 30, 2002 was 28.2% and 29.4%, respectively. At December 31, 2002, taking into consideration the outstanding balance under the revolving credit agreement and outstanding letters of credit, the Company had $8.4 million available against its $10.0 million revolving credit agreement.

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

     Exhibit No.                            Description
     -----------                            -----------

         3.1 Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         3.2 SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.1 Amended and Restated Reimbursement Agreement dated April 30, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(a) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.2 Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.3 Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(c) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.4 Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as Exhibit 4(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

         4.5 Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

         4.6 Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company's Form 10-Q dated December 31, 2002, and incorporated herein by reference

         10.1 1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company's Form S-8 dated January 9, 1990 and incorporated herein by reference

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


         10.5 Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, 10.5 filed as
                  Exhibit 10 (g) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

         10.6 Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, 10.6 filed as Exhibit 10 (h) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

         10.7 Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 10.7 2000, filed as
                  Exhibit 10 (i) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

         10.8 Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as 10.8 Exhibit 10 (j) of the Company's Form 10-Q dated December 31, 2000 and incorporated herein by reference

         10.9 Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed 10.9 as Exhibit
                  10.9 of the Company's Form 10-K dated September 30, 2002 and incorporated herein by reference

         10.10 Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit
                  10.10 of the Company's Form 10-K dated September 30, 2002 and incorporated herein by 10.10 reference

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



                                    SIFCO Industries, Inc.
                                    (Registrant)



Date:  May 20, 2003                 /s/ Jeffrey P. Gotschall
                                    ----------------------------
                                        Jeffrey P. Gotschall
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:  May 20, 2003                 /s/ Frank A. Cappello
                                    ----------------------------
                                        Frank A. Cappello
                                        Vice President-Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                 CERTIFICATIONS

I, Jeffrey P. Gotschall, certify that:

     1. I have read this quarterly report on Form 10-Q/A of SIFCO Industries, Inc.

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


Date:  May 20, 2003                           /s/ Jeffrey P. Gotschall
                                              ------------------------
                                                  Jeffrey P. Gotschall
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, Frank A. Cappello, certify that:

     1. I have read this quarterly report on Form 10-Q/A of SIFCO Industries, Inc.

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