Form 10-Q
period 2003-03-31
SIFCO INDUSTRIES INC
filed 2003-05-20
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003

                                       or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from _________________ to _____________________

                         Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                        34-0553950
--------------------------------------------------------    --------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                   organization)                           Identification No.)

         970 East 64th Street, Cleveland Ohio                      44103
--------------------------------------------------------    --------------------
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

The number of the Registrant's Common Shares outstanding at April 30, 2003 was 5,127,733.

PART I.   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          MARCH 31,                    MARCH 31,
                                                                    --------------------           -----------------
                                                                    2003            2002           2003         2002
                                                                    ----            ----           ----         ----

Net sales                                                    $     18,430   $      20,747   $     35,854   $    41,085
Operating expenses:
    Cost of goods sold                                             17,048          18,410         33,983        39,481
    Selling, general and administrative expenses                    4,175           4,074          7,149         8,372
                                                             ------------   -------------   ------------   -----------

         Total operating expenses                                  21,223          22,484         41,132        47,853
                                                             ------------   -------------   ------------   -----------

               Operating loss                                      (2,793)         (1,737)        (5,278)       (6,768)

Interest income                                                       (13)            (73)           (45)         (165)
Interest expense                                                      217             203            414           429
Foreign currency exchange loss, net                                    40              47            227           152
Other income, net                                                     (39)            (37)           (64)         (147)
                                                             ------------   -------------   ------------   -----------

               Loss before income tax provision (benefit)          (2,998)         (1,877)        (5,810)       (7,037)


Income tax provision (benefit)                                         16            (544)            30        (2,014)
                                                             ------------   -------------   ------------   -----------
               Net loss                                      $     (3,014)  $      (1,333)        (5,840)       (5,023)
                                                             ------------   -------------   ------------   -----------


Net loss per share (basic)                                   $      (0.57)  $       (0.26)  $      (1.11)  $     (0.96)
Net loss per share (diluted)                                 $      (0.57)  $       (0.26)  $      (1.11)  $     (0.96)

Weighted-average number of common shares (basic)                    5,258           5,214          5,258         5,221
Weighted-average number of common shares (diluted)                  5,258           5,232          5,258         5,241


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     MARCH 31,           SEPTEMBER 30,
                                                                                       2003                  2002
                                                                                ------------------    -------------------
                                                                                   (UNAUDITED)

                                   ASSETS

Current assets:
    Cash and cash equivalents                                                   $            4,590    $            7,583
    Receivables, net                                                                        14,020                14,505
    Inventories                                                                             11,090                10,701
    Refundable income taxes                                                                  1,423                 1,423
    Prepaid expenses and other current assets                                                1,337                 1,501
                                                                                ------------------    -------------------

               Total current assets                                                         32,460                35,713

Property, plant and equipment, net                                                          26,846                29,106

Other assets:
    Goodwill, net                                                                            2,574                 2,574
    Other assets                                                                             1,117                   946
                                                                                ------------------    -------------------

               Total other assets                                                            3,691                 3,520
                                                                                ------------------    -------------------

                      Total assets                                              $           62,997    $           68,339
                                                                                ==================    ===================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                        $            1,440    $            1,440
    Accounts payable                                                                         4,718                 4,130
    Accrued liabilities                                                                     10,273                 9,618
                                                                                ------------------    -------------------

               Total current liabilities                                                    16,431                15,188

Long-term debt, net of current maturities                                                   11,137                11,093

Other long-term liabilities                                                                  3,693                 4,323

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares                             ---                   ---
    Common shares, par value $1 per share, authorized 10,000 shares;
         issued 5,338 and 5,358 shares at March 31, 2003 and
         September 30, 2002, respectively; outstanding 5,258 shares                          5,338                 5,358

    Additional paid-in capital                                                               6,838                 6,936
    Retained earnings                                                                       27,789                33,629
    Accumulated other comprehensive loss                                                    (7,264)               (7,034)
    Unearned compensation - restricted common shares                                          (491)                 (562)
    Common shares held in treasury at cost, 80 and 100 shares at
         March 31, 2003 and September 30, 2002, respectively                                  (474)                 (592)
                                                                                ------------------    -------------------

               Total shareholders' equity                                                   31,736                37,735
                                                                                ------------------    -------------------

                      Total liabilities and shareholders' equity                $           62,997    $           68,339
                                                                                ------------------    -------------------

See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                          SIX MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    -------------------------------
                                                                                        2003              2002
                                                                                    ------------      -------------
      Cash flows from operating activities:
          Net loss                                                                  $     (5,840)     $      (5,023)
          Adjustments to reconcile net loss to net cash
              provided (used) by operating activities:
                 Depreciation and amortization                                             2,184              2,449
                 Loss on disposal of property, plant and equipment                            (2)                (5)
                 Deferred income taxes                                                        22                 29
                 Asset impairment charges                                                  1,175              4,088


          Changes in operating assets and liabilities:
                 Receivables                                                                 484              3,457
                 Inventories                                                                (389)               507
                 Prepaid expenses and other current assets                                   164                 87
                 Other assets                                                               (171)              (364)
                 Accounts payable                                                            589             (1,474)
                 Accrued liabilities                                                         655             (2,972)
                 Other long-term liabilities                                                (948)              (438)
                                                                                    ------------      -------------

                        Net cash provided (used) by operating activities                  (2,077)               341

      Cash flows from investing activities:
                 Capital expenditures                                                     (1,106)            (3,107)
                 Decrease in funds held by trustee for capital project                       ---                 92
                 Proceeds from sale of property, plant and equipment                          15                 24
                 Other                                                                        60                (55)
                                                                                    ------------      -------------

                        Net cash used for investing activities                            (1,031)            (3,046)

      Cash flows from financing activities:
                 Proceeds from revolving credit agreement                                 12,458             12,770
                 Repayments of revolving credit agreement                                (11,814)           (14,983)
                 Repayments of long-term debt                                               (600)              (600)
                 Repurchase of common shares                                                 ---               (143)
                 Share transactions under employee stock plan                                 71                 46
                                                                                    ------------      -------------

                        Net cash used for financing activities                               115             (2,910)
                                                                                    ------------      -------------

      Decrease in cash and cash equivalents                                               (2,993)            (5,615)
      Cash and cash equivalents at the beginning of the period                             7,583             13,787
                                                                                    ------------      -------------

      Cash and cash equivalents at the end of the period                            $      4,590      $       8,172
                                                                                    ------------      -------------

      Supplemental disclosure of cash flow information:
                 Cash paid for interest                                             $       (380)     $        (452)
                 Cash recovered from (paid for) income taxes, net                             10               (764)



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

The following table presents pro forma net loss and net loss per share information, as if SFAS No. 142 had been adopted on October 1, 2001.


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              MARCH 31,                           MARCH 31,
                                                    ------------------------------       -----------------------------
                                                       2003             2002                2003             2002
                                                 -------------   --------------       ------------    --------------

       Net loss as reported                      $      (3,014)  $       (1,333)      $     (5,840)   $       (5,023)
       Goodwill amortization                               ---               21                ---                50
       Trademark amortization                              ---                2                ---                 4
                                                 -------------   --------------       ------------    --------------

               Pro forma net loss                $      (3,014)  $       (1,310)      $     (5,840)   $       (4,969)
                                                 =============   ==============       ============    ==============

       Basic loss per share:
           Net loss as reported                  $       (0.57)  $        (0.26)      $      (1.11)   $        (0.96)
           Goodwill amortization                           ---              0.01               ---              0.01
           Trademark amortization                          ---              ---                ---               ---
                                                 -------------   --------------       ------------    --------------

               Pro forma net loss                $       (0.57)  $        (0.25)      $      (1.11)   $        (0.95)
                                                 =============   ==============       ============    ==============

       Diluted loss per share:
           Net loss as reported                  $       (0.57)  $        (0.26)      $      (1.11)   $        (0.96)
           Goodwill amortization                           ---             0.01                ---              0.01
           Trademark amortization                          ---               ---               ---               ---
                                                 -------------   --------------       ------------    --------------

               Pro forma net loss                $       (0.57)  $        (0.25)      $      (1.11)   $        (0.95)
                                                 =============   ==============       ============    ==============


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


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial and accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs is recognized at the date of an entity's commitment to an exit plan. Beginning January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as they are incurred in accordance with SFAS No. 146.


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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined the impact, if any, of adopting this standard.

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

                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                  MARCH 31,                            MARCH 31,
                                                       -----------------------------          --------------------------
                                                            2003            2002                  2003          2002
                                                       -------------    ------------          -----------    -----------

  Net loss as reported                                 $      (3,014)   $     (1,333)         $    (5,840)   $    (5,023)

  Add:  Stock-based compensation expense
        included in reported net loss, net of
        related tax effects                                      ---             ---                  ---            ---
  Less: Stock-based compensation expense
        determined under fair value based method
        for all awards, net of related tax effects                34              25                   69             50
                                                       -------------    ------------          -----------    -----------
  Pro forma net loss as if the fair value based
        method had been applied to all awards          $      (3,048)   $     (1,358)              (5,909)   $    (5,073)
                                                       =============    ============          ===========    ===========

  Net loss per share:

         Basic - as reported                           $       (0.57)   $      (0.26)         $     (1.11)   $     (0.96)
         Basic - pro forma                             $       (0.58)   $      (0.26)         $     (1.12)   $     (0.97)
         Diluted - as reported                         $       (0.57)   $      (0.26)         $     (1.11)   $     (0.96)
         Diluted - pro forma                           $       (0.58)   $      (0.26)         $     (1.12)   $     (0.97)


2. INVENTORIES

Inventories consist of:


                                                                          MARCH 31,            SEPTEMBER 30,
                                                                            2003                   2002
                                                                       ---------------       ----------------

                   Raw materials and supplies                          $         3,279       $          3,411
                   Work-in-process                                               3,745                  3,525
                   Finished goods                                                4,066                  3,765
                                                                       ---------------       ----------------

                         Total inventories                             $        11,090       $         10,701
                                                                       ===============       ================


Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 36% and 35% of the Company's inventories, at March 31, 2003 and September 30, 2002, respectively. The first-in, first-out ("FIFO") method is used for the majority of the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,141 and $3,114 higher than reported at March 31, 2003 and September 30, 2002, respectively.

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

In May 2003, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2004 and extends the maturity date of the Company's $6.0 million revolving credit agreement to June 30, 2004. This amendment also provides for the reduction of borrowing availability subject to the passage of time or the occurrence of a certain event.


4. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                MARCH 31,                      MARCH 31,
                                                      --------------------------      ----------------------------
                                                           2003          2002             2003            2002
                                                      -===========   ===========      ============    ============

Net loss                                              $     (3,014)  $    (1,333)     $     (5,840)   $     (5,023)
Foreign currency translation adjustment                          3           (20)               67             (54)
Unrealized loss on interest rate swap agreement,
     net of income tax provision of $12 and $22 in
     2003 and $29 and $50 in 2002, respectively
                                                                24            58                43              98
Currency exchange contract adjustment                         (500)           (8)             (340)           (423)
Minimum pension liability adjustment                           ---           ---               ---             (74)
                                                      ------------   -----------      ------------    ------------

           Total comprehensive loss                   $     (3,487)  $    (1,303)     $     (6,070)   $     (5,476)
                                                      -===========   ===========      ============    ============

The components of accumulated other comprehensive loss are as follows:


                                                                           MARCH 31,         SEPTEMBER 30,
                                                                             2003                2002
                                                                         ------------       --------------

Foreign currency translation adjustment                                  $     (6,940)      $       (7,007)
Interest rate swap agreement adjustment                                          (515)                (558)
Currency exchange contract adjustment                                             695                1,035
Minimum pension liability adjustment                                             (504)                (504)
                                                                         ------------       --------------
           Total accumulated other comprehensive loss                    $     (7,264)      $       (7,034)
                                                                         ------------       --------------

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

Segment information is as follows:



                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             MARCH 31,                      MARCH 31,
                                                                   ---------------------------    ------------------------------
                                                                       2003            2002           2003             2002
                                                                   ============    ===========    ============     =============
    Net sales:
       Turbine Component Services and Repair Group                 $      9,511    $     9,539          17,960            19,151
       Aerospace Component Manufacturing Group                            6,174          8,704          13,179            16,840
       Metal Finishing Group                                              2,745          2,504           4,715             5,094
                                                                   ------------    -----------    ------------     -------------

           Consolidated net sales                                  $     18,430    $    20,747          35,854            41,085
                                                                   ============    ===========    ============     =============

    Operating loss:
        Turbine Component Services and Repair Group                $     (2,497)   $      (883)         (4,358)           (6,167)
        Aerospace Component Manufacturing Group                            (288)          (691)           (389)             (398)
        Metal Finishing Group                                               417            307             285               672
        Corporate unallocated expenses                                     (425)          (470)           (816)             (875)
                                                                   ------------    -----------    ------------     -------------

           Consolidated operating loss                                   (2,793)        (1,737)         (5,278)           (6,768)

    Interest expense, net                                                   204            130             369               264
    Foreign currency exchange loss, net                                      40             47             227               152
    Other income, net                                                       (39)           (37)            (64)             (147)
                                                                   ------------    -----------    ------------     -------------

           Consolidated loss before income tax
             provision (benefit)                                   $     (2,998)   $    (1,877)         (5,810)           (7,037)
                                                                   ============    ===========    ============     =============


All of the Company's net goodwill of $2,574 at March 31, 2003 and September 30, 2002 is attributable to the Company's Metal Finishing Group.


6. RETIREMENT BENEFIT PLAN

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. In January 2003, the Company's Board of Directors adopted a resolution effective February 28, 2003, to cease the accrual of future benefits under the SIFCO Industries, Inc. Salaried Retirement Plan ("Plan"), which covers substantially all non-union employees of the Company's U.S. operations. The Plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized during the first six months ended March 31, 2003 related to these changes.


7. ASSET IMPAIRMENT AND OTHER CHARGES

During fiscal 2002, the Company's Repair Group incurred charges related to severance and other employee benefits to be paid to approximately 76 personnel associated with the reduction of certain of its capacity for the repairing of jet engine turbine components. As of September 30, 2002, the Company had a severance accrual of $752. During the first six months of fiscal 2003, severance and other employee benefit payments totaling approximately $543 were made in connection with this reduction.


During the second quarter of fiscal 2003, as a result of the current downturn in the commercial aviation industry and the resulting reduction in demand for third party jet engine turbine component repair services, such as those provided by the Company, the Repair Group decided to cease operations at one of its component repair facilities and to optimize its remaining component repair capacity through consolidation of operations. The Company anticipates completing these actions by September 2003. As a result of this decision, the Repair Group anticipates incurring $657 of severance and other employee benefit charges to be paid to 60 personnel, of which the Repair Group incurred $171 during the second quarter of fiscal 2003, and which is recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. As of March 31, 2003, no payments have been made for these expenses and none of the personnel have been terminated. In connection with these decisions, asset impairment charges totaling $1,175 related to machinery and equipment were recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations during the second quarter of fiscal 2003. The machinery and equipment write-downs relate to items that are expected to be disposed as a consequence of the Repair Group's decision to cease operations at one facility and to consolidate other operations. Fair value of these assets was determined based on estimated cash flows.

The following table summarizes the remaining liabilities for qualified exit costs at March 31, 2003 and activity for the six month period then ended:

                                           BALANCE AT            TOTAL          2003             2003         BALANCE AT
                                          SEPTEMBER 30,           2003          CASH           NON-CASH        MARCH 31,
                                              2002              CHARGES       PAYMENTS          CHARGES          2003
                                          ------------        -----------    -----------      ------------    ------------
Severance and other employee benefits     $        752        $       171    $       543      $        ---    $        380

Asset impairments                                  ---              1,175            ---             1,175             ---
                                          ------------        -----------    -----------      ------------    ------------

Total                                     $        752        $     1,346    $       543      $      1,175    $        380
                                          ------------        -----------    -----------      ------------    ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers in turbine component services and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from jet engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily Euro) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of heavy industrial turbine repair processes; (6) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines,engine overhaul companies and other aerospace related industries; reduced number of aircraft in service; and the accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbojet engines utilized in the business and regional aircraft markets; (10) continued reliance on several major customers for revenues; (11) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (12) the difficulty in predicting the timing and outcome of legal proceedings; and (13) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.


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

A.  RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2003 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2002

Net sales in the first six months of fiscal 2003 decreased 12.7% to $35.9 million, compared with $41.1 million for the comparable period in fiscal 2002. Loss before income tax provision in the first six months of fiscal 2003 was $5.8 million, compared with loss before income tax benefit of $7.0 million for the comparable period in fiscal 2002. For the first six months of fiscal 2003 the Company incurred a net loss of $5.8 million, or $1.11 per share (diluted), compared with a net loss of $5.0 million, or $0.96 per share (diluted) for the comparable period in fiscal 2002.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")


The Repair Group had net sales of $18.0 million in the first six months of fiscal 2003, down $1.2 million, or 6.2%, from $19.2 million in the comparable fiscal 2002 period. Component manufacturing and repair sales were down $1.6 million in the first six months of fiscal 2003, compared with the same period in fiscal 2002. Demand for precision component machining and for component repairs for large jet engines was down in the first six months of fiscal 2003, compared with the same period in fiscal 2002, which reflects a reduction in component repairs for older model large jet engines partially offset by increased demand for component repairs for newer model large jet engines. The reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued during the first six months of fiscal 2003. Despite the increase in component repairs for newer model large jet engines, the commercial airline industry in general continues to experience reduced commercial flight demand, which determines the need for component repairs to newer model jet engines. Higher demand for component repairs for small jet engines and heavy industrial turbine engines partially offset the decline in demand for component repairs for large jet engines. Revenues associated with the demand for replacement parts, which often complement component repair services provided to customers, were up $0.4 million in the first six months of fiscal 2003, compared with the same period in fiscal 2002.

During the first six months of fiscal 2003, the Repair Group's selling, general and administrative expenses decreased $0.3 million to $3.7 million, or 20.5% of net sales, from $4.0 million, or 21.0% of net sales, in the same period in fiscal 2002. Included in the $4.0 million of selling, general and administrative expenses for the first six months of fiscal 2002 were $1.4 million of charges related to goodwill and the impairment of equipment, and $0.2 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines. Included in the $3.7 million of selling, general and administrative expenses for the first six months of fiscal 2003 were $1.2 million of charges related to impairment of equipment and $0.2 million of severance charges related to the further consolidation of the Repair Group's operation during fiscal 2003. The remaining selling, general and administrative expenses of $2.3 million, or 13.0% of net sales, for the first six months of fiscal 2003 were $0.2 million less than the remaining $2.5 million, or 12.9% of net sales, of such expenses in the same period in fiscal 2002.


The Repair Group's operating loss in the first six months of fiscal 2003 decreased $1.8 million to $4.4 million from a $6.2 million loss in the same period in fiscal 2002. Included in the operating loss for the first six months of fiscal 2002 were charges aggregating $4.1 million related to inventory write-downs ($2.7 million), the impairment of goodwill ($0.7 million) the impairment of equipment ($0.7 million), and the $0.2 million of severance charges. During the first quarter of fiscal 2002, the Repair Group performed an evaluation of its existing operations in light of the anticipated impacts on its business of the September 11, 2001 terrorist attacks. The principal result of this evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first six months of fiscal 2002, the aforementioned charges. Included in the operating loss for the first six months of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.2 million of severance charges. The Repair Group's $3.0 million operating loss, before the $1.4 million of aforementioned impairment and severance charges, during the first six months of fiscal 2003 is an increase of $1.1 million, when compared to the $1.9 million operating loss, before the $4.3 million of aforementioned impairment and severance charges, during the first six months of fiscal 2002. The increased operating loss was primarily due to the negative impact on margins of the reduced sales volumes for component manufacturing and repair services, which was partially offset by improved margins on increased volumes of replacement parts.

During the first six months of fiscal 2003, the euro had strengthened against the U.S. dollar when compared to the same period in fiscal 2002. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros and, therefore, as the euro strengthens, such costs are negatively impacted. During the first six months of fiscal 2003, the Repair Group was able to hedge much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results. Such exposure is currently hedged through the end of the third quarter of fiscal 2003. Had the Repair Group not hedged such exposure, its operating loss would have been greater by approximately $1.0 million during the first six months of fiscal 2003.


In an effort to curtail the Repair Group's operating losses, which stem primarily from its current excess capacity for component repairs, the Company announced in March of 2003 its plans to cease operations at its Tampa, Florida component repair facility and to continue to optimize its remaining component repair capacity through consolidation of operations and other productivity improvement efforts.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")


Net sales in the first six months of fiscal 2003 decreased 21.7% to $13.2 million, compared with $16.8 million in the same fiscal 2002 period. Approximately $1.5 million of this decrease in net sales is attributable to a decline in the net sales of commercial aircraft airframe components, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and continued declining financial performance of the airline industry. Net sales of military airframe and engine components in the first six months of fiscal 2003 declined $1.8 million, compared with the same period of fiscal 2002. Net sales of components for large commercial jet engines declined $0.3 million in the first six months of fiscal 2003, compared with the same period in fiscal 2002. Net sales of engine components for small jet engines, consisting primarily of the AE series latest generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, increased $0.3 million in the first six months of fiscal 2003, compared with the same period in fiscal 2002. Net sales of non-aerospace related products declined $0.3 million in the first six months of fiscal 2003, compared with the same period in fiscal 2002.

Selling, general, and administrative expenses in the first six months of fiscal 2003 were $1.1 million, or 8.4% of net sales, compared with $2.0 million, or 11.9% of net sales, in the comparable period in fiscal 2002. The primary factor impacting the ACM Group's selling, general and administrative expenses in the first six months of fiscal 2002 was a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses in the first six months of fiscal 2002 before this legal contingency accrual were $1.1 million. Selling, general and administrative expenses were favorably impacted in the first six months of fiscal 2003 by a reduction in the ACM Group's variable selling expense due to product mix.


The ACM Group's operating loss was $0.4 million in both the first six months of fiscal 2003 and 2002. Operating results in the first six months of fiscal 2002 were negatively impacted by the $0.9 million legal contingency accrual discussed above. The interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses resulted in a $1.1 million negative impact on operating results in the first six months of fiscal 2003. Operating results were favorably impacted in the first six months of fiscal 2003 by a $0.3 million decrease in variable tooling expense and by a $0.1 million decrease in variable selling expense due to product mix.

The ACM Group's backlog as of March 31, 2003, was $24.4 million, compared with $24.9 million as of September 30, 2002. At March 31, 2003, $21.5 million of the total backlog is scheduled for delivery over the next twelve months and $0.1 million is on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

METAL FINISHING GROUP

Net sales in the first six months of fiscal 2003 decreased 7.4% to $4.7 million, compared with $5.1 million in the comparable fiscal 2002 period. In the first six months of fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, declined 4.7% to $2.7 million, compared with $2.8 million in the comparable period in fiscal 2002. Declines in net sales in the first six months of fiscal 2003 of selective electrochemical finishing equipment and solutions to aerospace and medical customers were partially offset by increased net sales to military customers. In the first six months of fiscal 2003, contract service net sales decreased 12.5% to $1.9 million, compared with $2.2 million in the comparable period in fiscal 2002. Contract service net sales benefited in the first six months of fiscal 2002 from several large one-time contracts. Contract service net sales in the first six months of fiscal 2003 were negatively impacted by declines in net sales to customers in the power generation and petroleum industries, offset in part by increases in net sales to a customer in the automotive industry.

Selling, general and administrative expenses were $1.5 million in both the first six months of fiscal 2003 and 2002, or 32.8% and 29.0% of net sales, respectively. In the first six months of fiscal 2003, selling, general and administrative expenses were negatively impacted by higher employee compensation and marketing related expenses, offset in part by lower employee incentive expense.


The Metal Finishing operating income in the first six months of fiscal 2003 was $0.3 million, compared with operating income of $0.7 million in the comparable period of fiscal 2002. Operating income in the first six months of fiscal 2003 was negatively impacted by a $0.1 million increase in employee compensation, compared with the comparable period of fiscal 2002. This was offset by a decrease in employee incentive expense of $0.2 million in the first six months of fiscal 2003, compared with the comparable period of fiscal 2002. The remaining $0.5 million decrease in operating income in the first six months of fiscal 2003, compared with the same period in fiscal 2002, is attributable primarily to the negative impact on operating income of the interplay between overall lower net sales volume in relation to fixed manufacturing, selling, general and administrative expenses.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.8 million in the first six months of fiscal 2003, compared with $0.9 million in the comparable period in fiscal 2002. In the first six months of fiscal 2003, corporate unallocated expenses benefited from lower consulting and legal and professional expense.

OTHER/GENERAL

Interest income was $0.05 million in the first six months of fiscal 2003, compared with $0.2 million in the comparable period in fiscal 2002. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during the first six months of fiscal 2003, compared with the comparable period in fiscal 2002. Interest expense was $0.4 million in both the first six months of fiscal 2003 and 2002. The decline in the weighted average term note outstanding balance in the first six months of fiscal 2003, compared with the comparable period in fiscal 2002, was offset by an increase in the weighted average interest rates payable under the term note. The decrease in interest rates payable under the Company's revolving credit agreement was offset by the increase in the weighted average outstanding balance during the first six months of fiscal 2003, compared with the comparable period in fiscal 2002.

Foreign currency exchange loss was $0.2 million in the first six months of fiscal 2003 and fiscal 2002. The effect of foreign currency exchange rate fluctuations on the Company's unamortized portion of deferred grant revenue included in accrued liabilities, which is payable in a foreign currency, accounts for a substantial portion of the foreign currency exchange loss in the first six months of fiscal 2003.

In the first six months of fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 2002

Net sales in the second quarter of fiscal 2003 decreased 11.2% to $18.4 million, compared with $20.7 million in the comparable period in fiscal 2002. Loss before income tax provision was $3.0 million in the second quarter of fiscal 2003, compared with a loss before income tax benefit of $1.9 million in the comparable period in fiscal 2002. In the second quarter of fiscal 2003, the Company incurred a net loss of $3.0 million, or $0.57 per share (diluted), compared with a net loss of $1.3 million, or $0.26 per share (diluted) in the comparable period in fiscal 2002.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group had net sales of $9.5 million in the second quarter of both fiscal 2003 and 2002. Component manufacturing and repair sales were down $0.4 million in the second quarter of fiscal 2003 compared with the same period in fiscal 2002. Demand for precision component machining was down in the second quarter of fiscal 2003 compared with the same period in fiscal 2002. Demand for component repairs for large jet engines was up slightly in the second quarter of fiscal 2003 compared with the same period in fiscal 2002, which reflects an increase in component repairs for newer model jet engines partially offset by a reduced demand for component repairs for the older model jet engines. Despite this modest increase in component repair sales for large jet engines, there continues to be a reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002. In addition, the commercial airline industry in general continues to experience reduced commercial flight demand, which determines the need for component repairs for newer model jet engines. Demand for component repairs to small jet engines and heavy industrial turbine engines was comparable in the second quarter of fiscal 2003 compared to the same period in fiscal 2002. Revenues associated with the demand for replacement parts, which often complement repair services provided to customers, were up $0.3 million in the second quarter of fiscal 2003 compared with the same period in fiscal 2002.

During the second quarter of fiscal 2003, the Repair Group's selling, general and administrative expenses increased $1.1 million to $2.5 million, or 26.3% of net sales, from $1.4 million, or 15.0% of net sales, in the same period in fiscal 2002. In the second quarter of fiscal 2003, the Company incurred charges aggregating $1.2 million related to the impairment of equipment, and $0.2 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. In the second quarter of fiscal 2002, the Company incurred $0.1 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines. The remaining selling, general and administrative expenses of $1.2 million, or 12.1% of net sales, for the second quarter of fiscal 2003 were $0.1 million less than the remaining $1.3 million, or 13.6% of net sales, of such expenses in the same period in fiscal 2002.

The Repair Group's operating loss in the second quarter of fiscal 2003 increased $1.6 million to a $2.5 million loss from a $0.9 million loss in the same period in fiscal 2002. Included in operating loss for the second quarter of fiscal 2003 were the charges aggregating $1.2 million related to the impairment of equipment, and $0.2 million of severance charges, compared with $0.1 million of severance charges in the comparable period of fiscal 2002. The Repair Group's operating loss before the aforementioned severance and impairment charges was $1.1 million in the second quarter of fiscal 2003, compared with $0.7 million in the comparable period of fiscal 2002. The increase in operating loss during the second quarter of fiscal 2003 compared to the same period in fiscal 2002 was primarily due to the negative impact on margins of the reduced sales volumes for component manufacturing and repair services, which was partially offset by improved margins on increased volumes of replacement parts.

During the second quarter of fiscal 2003, the euro had strengthened against the U.S. dollar when compared to the same period in fiscal 2002. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros and, therefore, as the euro strengthens, such costs are negatively impacted. During the second quarter of fiscal 2003, the Repair Group was able to hedge much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results. Such exposure is currently hedged through the end of the third quarter of fiscal 2003. Had the Repair Group not hedged such exposure, its operating loss would have been greater by approximately $0.4 million during the second quarter of fiscal 2003.

In an effort to curtail the Repair Group's operating losses, which stem primarily from its current excess capacity for component repairs, the Company announced in March of 2003 its plans to cease operations at its Tampa, Florida component repair facility and to continue to optimize its remaining component repair capacity through consolidation of operations and other productivity improvement efforts.


AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the second quarter of fiscal 2003 decreased 29.1% to $6.2 million, compared with $8.7 million in the same fiscal 2002 period. Approximately $1.6 million of this decrease in net sales is attributable to a decline in the net sales of military airframe and engine components due to the timing of military related procurement. Net sales of commercial aircraft airframe components declined $0.6 million as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and continued declining financial performance of the airline industry. Net sales of engine components for small jet engines, consisting primarily of the AE series latest generation jet engines built by Rolls Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, increased $0.1 million in the second quarter of fiscal 2003, compared with the same period in fiscal 2002. Net sales of non-aerospace related products decreased $0.2 million in the second quarter of fiscal 2003, compared with the same period in fiscal 2002.

Selling, general and administrative expenses were $0.5 million in the second quarter of fiscal 2003, compared with $1.4 million in the comparable period in fiscal 2002. The primary factor impacting the ACM Group's selling, general and administrative expenses in the second quarter of fiscal 2002 was a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for failure to provide coverage. Selling, general and administrative expenses in the second quarter of fiscal 2002 before this legal contingency accrual were $0.6 million. Selling, general and administrative expenses were favorably impacted in the second quarter of fiscal 2003 by a decrease in the ACM Group's bad debt expense, compared with the comparable period in fiscal 2002.


The ACM Group's operating loss in the second quarter of fiscal 2003 was $0.3 million, compared with an operating loss of $0.7 million in the same period in fiscal 2002. Operating results in the second quarter of fiscal 2002 were negatively impacted by the $0.9 million legal contingency accrual discussed above. The interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses resulted in a $0.8 million negative impact on operating results in the second quarter of fiscal 2003. Operating results were favorably impacted in the second quarter of fiscal 2003 by $0.1 million due to lower material cost as a result of product mix consisting of a greater percentage of products made from lower cost materials than in the comparable period in fiscal 2002. Operating results were also favorably impacted in the second quarter of fiscal 2003 by a $0.2 decrease in variable tooling expense and by a $0.1 decrease in bad debt expense.

METAL FINISHING GROUP

Net sales in the second quarter of fiscal 2003 increased 9.6% to $2.7 million, compared with $2.5 million in the comparable fiscal 2002 period. In the second quarter of fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased 9.2% to $1.6 million, compared with $1.4 million in the comparable period in fiscal 2002. Product net sales were impacted favorably in the second quarter of fiscal 2003 by net sales to customers in the military and medical markets. In the second quarter of fiscal 2003, contract service net sales increased 8.4% to $1.1 million, compared with $1.0 million in the comparable fiscal 2002 period. Contract services net sales benefited in the second quarter of fiscal 2003 from net sales to customers in the automotive and military markets, offset in part by continued weakness in many of the other industries served by the Metal Finishing Group, including the power generation and petroleum industries.


Selling, general and administrative expenses were $0.8 million, or 28.3% of net sales, in the second quarter of fiscal 2003, compared with $0.7 million, or 29.5% of net sales, in the comparable period of fiscal 2002. In the second quarter of fiscal 2003, selling, general and administrative expenses were negatively impacted primarily by higher compensation and marketing related expenses, offset in part by lower employee incentive expenses.

The Metal Finishing Group's operating income in the second quarter of fiscal 2003 was $0.4 million, compared with operating income of $0.3 million in the comparable period of fiscal 2002. This is attributable primarily to a decrease in employee incentive expense of $0.1 million in the second quarter of fiscal 2003, compared with the comparable period of fiscal 2002.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.4 million in the second quarter of fiscal 2003, compared with $0.5 million in the comparable period of fiscal 2002. In the second quarter of fiscal 2003, corporate unallocated expenses benefited from lower consulting and public company expenses.

OTHER GENERAL

Interest income was $0.01 million in the second quarter of fiscal 2003, compared with $0.07 million in the comparable period of fiscal 2002. The reduction in interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during the second quarter of fiscal 2003, compared with the comparable period in fiscal 2002. Interest expense was $0.2 million in both the second quarter of fiscal 2003 and 2002. The overall decrease in the weighted average outstanding balances under the Company's indebtedness was offset by an increase the weighted average interest rate payable under the term note during the second quarter of fiscal 2003, compared with the comparable period in fiscal 2002.

In the second quarter of fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.


B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $4.6 million at March 31, 2003 from $7.6 million at September 30, 2002. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. During the first six months of fiscal 2003, the Company received a distribution of $1.5 million from its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement. Effective October 1, 2000, the Company began to provide U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries, in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Cash flow activity for the first six months of fiscal 2003 is presented in the Consolidated Condensed Statement of Cash Flows. During the first six months of fiscal 2003, cash was provided by a $1.0 million decrease in the ACM Group's accounts receivable due to lower sales. This was offset in part by a $0.4 million and $0.1 million increase in the Repair Group's and Metal Finishing Group's accounts receivables, respectively. Both ACM Group and Repair Group inventories increased $0.2 million in the first six months of fiscal 2003. The $1.2 million net increase in consolidated accounts payable and accrued liabilities is attributable to (i) a $0.5 million increase in the ACM Group's accounts payable and accrued liabilities due primarily to the impact of extended payment terms from vendors and the timing of related increases in compensation and property tax accruals; (ii) a $0.9 million increase in the Repair Group's accounts payable and accrued liabilities attributable primarily to the effect of foreign currency exchange rate fluctuations on the company's unamortized current portion of deferred grant revenues, which are payable in a foreign currency, and an increase in purchases of inventory to support the sale ofreplacement parts; and (iii) a $0.2 million decrease in Corporate accrued liabilities attributable to the payment of legal and professional fees. Working capital was $16.0 million at March 31, 2003, compared with $20.5 million at September 30, 2002. The current ratio was 2.0 and 2.4 at March 31, 2003 and September 30, 2002, respectively.

Capital expenditures were $1.1 million in the first six months of fiscal 2003, compared with $3.1 million in the comparable period in fiscal 2002. Capital expenditures in the first six months of fiscal 2003 consisted primarily of equipment to expand and diversify the Repair Group's repair capabilities, including heavy industrial turbine engine component repair. The Company anticipates that total fiscal 2003 capital expenditures will not exceed $2.3 million and will be concentrated in the Repair Group. At March 31, 2003, the Company had outstanding commitments for capital expenditures totaling $0.7 million.

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. In January 2003, the Company's Board of Directors adopted a resolution effective February 28, 2003, to cease the accrual of future benefits under the SIFCO Industries, Inc. Salaried Retirement Plan ("Plan"), which covers substantially all non-union employees of the Company's U.S. operations. The Plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized during the six months ended March 31, 2003 related to these changes. In conjunction with the changes to the Plan, the Company made certain enhancements to its defined contribution plan that is available to substantially all non-union U.S. employees of the Company and its U.S. subsidiaries.

At March 31, 2003, the Company has a 15-year industrial development bond, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. The interest rate at March 31, 2003 was 1.29%. The outstanding balance of the industrial development bond at March 31, 2003 was $3.2 million. The bank's commitment fee on the standby letter of credit backing up the industrial development bond was 2.75% at March 31, 2003.

At March 31, 2003, the Company has a term note payable in quarterly installments of $0.3 million through February 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate note, subject to adjustment based upon the level of certain financial ratios. At March 31, 2003, the term note's three-month LIBOR based effective borrowing rate was 9.49%. The outstanding balance of the term note at March 31, 2003 was $6.3 million.

At March 31, 2003, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on March 31, 2004 and bears interest at the bank's base rate plus 0.5%. The interest rate was 4.75% at March 31, 2003. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2003, the outstanding balance under the revolving credit agreement was $3.0 million.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that limit the amount of annual capital expenditures and require the maintenance of certain specified financial ratios, including minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio. During the first six months of fiscal 2003, the Company entered into agreements with its bank to waive (i) the interest coverage ratio covenant for the period ended September 30, 2002 through the period ended December 31, 2003 (ii) the minimum tangible net worth covenant for the period ending September30, 2002; and
(iii) the capital expenditure limitation for the period ended September 30, 2002. These agreements also modified certain financial covenants and the corresponding interest rates. The Company was in compliance with all applicable covenants at March 31, 2003.

In May 2003, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2004 and extends the maturity date of the Company's $6.0 million revolving credit agreement to June 30, 2004. The amendment also provides for the reduction of borrowing availability subject to the passage of time or the occurrence of a certain event.

The Company's long-term debt as a percentage of equity at March 31, 2003 and September 30, 2002 was 35.1% and 29.4%, respectively. At March 31, 2003, taking into consideration the outstanding balance under the revolving credit agreement and outstanding letters of credit, the Company had $2.0 million available against its $6.0 million revolving credit agreement.

The Company believes that cash flow from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2003. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be effected, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial and accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity's commitment to an exit plan. Beginning January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as incurred in accordance with SFAS No. 146.

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

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statements 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined the impact, if any, of adopting this standard.

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

The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2003, and does not expect inflation to be a significant factor in the balance of fiscal 2003.

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2003, the Company had several forward exchange contracts outstanding for durations of up to three months to purchase Euros aggregating U.S. $3.5 million. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at March 31, 2003 are denominated, would result in a $0.4 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from March 31, 2003 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the additional annual interest expense to the Company would be approximately $0.1 million.

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

ITEM 1. LEGAL PROCEEDINGS
    No change.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
    No change.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on January 28, 2003, there were a total of 4,675,502 shareholders voting either in person or by proxy. The shareholders:

A. Elected six directors to the Company's Board of Directors, Jeffrey P. Gotschall, Michael S. Lipscomb, P. Charles Miller, Jr., Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, to serve on the Board of Directors until the Company's Annual Meeting in 2004.

          The results of the voting for directors were as follows:

               Name                       Votes For            Votes Withheld
               ----                       ---------            --------------
        Jeffrey P. Gotschall              4,594,430                81,072
        Michael S. Lipscomb               4,609,002                66,500
        P. Charles Miller, Jr.            4,610,263                65,239
        Alayne L. Reitman                 4,609,163                66,339
        Hudson D. Smith                   4,611,370                64,132
        J. Douglas Whelan                 4,611,498                64,014


B. Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2003. There were 4,625,954 votes cast for the appointment, 22,040 votes cast against the appointment and 27,508 abstentions.

ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
    (a) Exhibits


The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).


  Exhibit No.                               Description
  -----------                               ------------
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


      *4.7        Consolidated Amendment No. 3 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated May 13, 2003 Between SIFCO Industries,
                  Inc. and National City Bank


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

   10.10          Change in Control Severance Agreement between the Company and
                  Jeffrey P. Gotschall, dated July 30, 2002, 10.10 filed as
                  Exhibit 10.10 of the Company's Form 10-K dated September 30,
                  2002 and incorporated herein by reference

   *99.1          Certification of Chief Financial Officer pursuant to Section
                  906 of Sarbanes-Oxley Act of 2002

   *99.2          Certification of Chief Executive Officer pursuant to Section
                  906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                     SIFCO Industries, Inc.

                                     (Registrant)



Date:  May 20, 2003                  /s/ Jeffrey P. Gotschall
                                     ---------------------------------------
                                     Jeffrey P. Gotschall
                                     Chairman of the Board and
                                     Chief Executive Officer



Date:  May 20, 2003                  /s/ Frank A. Cappello
                                     ---------------------------------------
                                     Frank A. Cappello
                                     Vice President-Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

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