Form 10-Q
period 2003-06-30
SIFCO INDUSTRIES INC
filed 2003-08-04
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

                                       or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from  _______________ to __________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                        34-0553950
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         970 East 64th Street, Cleveland Ohio                    44103
-------------------------------------------------      -------------------------
       (Address of principal executive offices)                (Zip Code)

                                 (216) 881-8600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The number of the Registrant's Common Shares outstanding at July 31, 2003 was 5,127,733.

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                             ----------------------------      -----------------------
                                                                2003             2002            2003           2002
                                                                ----             ----            ----           ----
Net sales                                                    $   22,574       $   20,167       $ 58,428       $ 61,252
Operating expenses:
    Cost of goods sold                                           19,167           17,489         53,150         56,970
    Selling, general and administrative expenses                  3,045            3,369         10,194         11,741
                                                             ----------       ----------       --------       --------

         Total operating expenses                                22,212           20,858         63,344         68,711
                                                             ----------       ----------       --------       --------

               Operating income (loss)                              362             (691)        (4,916)        (7,459)

Interest income                                                      (8)             (36)           (53)          (201)
Interest expense                                                    217              219            631            648
Foreign currency exchange loss (gain), net                           60             (149)           287              3
Other income, net                                                  (150)             (60)          (214)          (207)
                                                             ----------       ----------       --------       --------

               Income (loss) before income tax provision            243             (665)        (5,567)        (7,702)
                (benefit)

Income tax provision (benefit)                                       11             (214)            41         (2,228)
                                                             ----------       ----------       --------       --------

               Net income (loss)                             $      232       $     (451)      $ (5,608)      $ (5,474)
                                                             ==========       ==========       ========       ========

Net income (loss) per share (basic)                          $     0.04       $    (0.09)      $  (1.07)      $  (1.05)
Net income (loss) per share (diluted)                        $     0.04       $    (0.09)      $  (1.07)      $  (1.05)

Weighted-average number of common shares (basic)                  5,254            5,208          5,256          5,217
Weighted-average number of common shares (diluted)                5,252            5,233          5,256          5,239

See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         JUNE 30,            SEPTEMBER 30,
                                                                                           2003                  2002
                                                                                       -----------           ------------
                                                                                       (UNAUDITED)
                                   ASSETS

Current assets:
    Cash and cash equivalents                                                          $     4,726              $  7,583
    Receivables, net                                                                        16,207                14,505
    Inventories                                                                             10,767                10,701
    Refundable income taxes                                                                  1,481                 1,423
    Prepaid expenses and other current assets                                                  746                 1,501
                                                                                       -----------              --------

               Total current assets                                                         33,927                35,713

Property, plant and equipment, net                                                          25,916                29,106

Other assets:
    Goodwill, net                                                                            2,574                 2,574
    Other assets                                                                             1,190                   946
                                                                                       -----------              --------

               Total other assets                                                            3,764                 3,520
                                                                                       -----------              --------

                      Total assets                                                     $    63,607              $ 68,339
                                                                                       ===========              ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                               $     1,451              $  1,440
    Accounts payable                                                                         7,231                 4,130
    Accrued liabilities                                                                      9,705                 9,618
                                                                                       -----------              --------

               Total current liabilities                                                    18,387                15,188

Long-term debt, net of current maturities                                                   10,279                11,093

Other long-term liabilities                                                                  3,549                 4,323

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares                              --                    --
    Common shares, par value $1 per share, authorized 10,000 shares;
          issued 5,332 and 5,358 shares at June 30, 2003 and
          September 30, 2002, respectively; outstanding 5,242 and 5,258
          shares at June 30, 2003 and September 30, 2002, respectively                       5,322                 5,358
    Additional paid-in capital                                                               6,780                 6,936
    Retained earnings                                                                       28,021                33,629
    Accumulated other comprehensive loss                                                    (7,862)               (7,034)
    Unearned compensation - restricted common shares                                          (395)                 (562)
    Common shares held in treasury at cost, 80 and 100 shares at
          June 30, 2003 and September 30, 2002, respectively                                  (474)                 (592)
                                                                                       -----------              --------

               Total shareholders' equity                                                   31,392                37,735
                                                                                       -----------              --------

                      Total liabilities and shareholders' equity                       $    63,607              $ 68,339
                                                                                       ===========              ========

See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                 2003              2002
                                                                                 ----              ----
Cash flows from operating activities:
    Net loss                                                                   $ (5,608)         $ (5,474)
    Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
           Depreciation and amortization                                          3,242             3,650
           Loss (gain) on disposal of property, plant and equipment                   3                (5)
           Deferred income taxes                                                     --                (9)
           Asset impairment charges                                               1,175             4,088

           Changes in operating assets and liabilities:
               Receivables                                                       (1,702)            4,014
               Inventories                                                          (67)            1,038
               Refundable income taxes                                              (58)               --
               Prepaid expenses and other current assets                           (280)             (197)
               Other assets                                                        (244)             (427)
               Accounts payable                                                   3,101            (1,610)
               Accrued liabilities                                                   87            (3,308)
               Other long-term liabilities                                         (712)              (47)
                                                                               --------          --------

                      Net cash provided (used) by operating activities           (1,063)            1,713

Cash flows from investing activities:
           Capital expenditures                                                  (1,355)           (4,324)
           Decrease in funds held by trustee for capital project                     --                92
           Proceeds from sale of property, plant and equipment                      143                24
           Other                                                                    128                68
                                                                               --------          --------

                      Net cash used for investing activities                     (1,084)           (4,140)

Cash flows from financing activities:
           Proceeds from revolving credit agreement                              19,242            19,379
           Repayments of revolving credit agreement                             (18,919)          (21,633)
           Repayments of long-term debt                                          (1,140)           (1,130)
           Proceeds from other indebtedness                                          14                --
           Repurchase of common shares                                               --              (143)
           Share transactions under employee stock plan                              93                69
                                                                               --------          --------

                      Net cash used for financing activities                       (710)           (3,458)
                                                                               --------          --------

Decrease in cash and cash equivalents                                            (2,857)           (5,885)
Cash and cash equivalents at the beginning of the period                          7,583            13,787
                                                                               --------          --------

Cash and cash equivalents at the end of the period                             $  4,726          $  7,902
                                                                               ========          ========

Supplemental disclosure of cash flow information:
           Cash paid for interest                                              $   (566)         $   (656)
           Cash paid for income taxes, net                                          (10)             (800)

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

The following table presents pro forma net income (loss) and net income (loss) per share information, as if SFAS No. 142 had been adopted on October 1, 2001.

                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                           ---------------------------        -----------------------------
                                                 2003            2002                2003            2002
                                                 ----            ----                ----            ----
Net income (loss) as reported              $       232    $       (451)       $     (5,608)  $       (5,474)
Goodwill amortization                               --              21                  --               72
Trademark amortization                              --               2                  --                6
                                           -----------    ------------        ------------   --------------

        Pro forma net income (loss)        $       232    $       (428)       $     (5,608)  $       (5,396)
                                           ===========    ============        ============   ==============

Basic net income (loss) per share:
    Net income (loss) as reported          $      0.04    $      (0.09)       $      (1.07)  $        (1.05)
    Goodwill amortization                           --            0.01                  --             0.02
    Trademark amortization                          --              --                  --               --
                                           -----------    ------------        ------------   --------------

        Pro forma net income (loss)        $      0.04    $      (0.08)       $      (1.07)  $        (1.03)
                                           ===========    ============        ============   ==============

Diluted net income (loss) per share:
    Net income (loss) as reported          $      0.04    $      (0.09)       $      (1.07)  $        (1.05)
    Goodwill amortization                           --            0.01                  --             0.02
    Trademark amortization                          --              --                  --               --
                                           -----------    ------------        ------------   --------------

        Pro forma net income (loss)        $      0.04    $      (0.08)       $      (1.07)  $        (1.03)
                                           ===========    ============        ============   ==============

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. The new standard requires that those financial instruments be classified as liabilities in statements of financial position. This new standard is effective for interim periods beginning after June 15, 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                           ---------------------       --------------------------
                                                             2003         2002            2003             2002
                                                             ----         ----            ----             ----
Net income (loss) as reported                              $   232      $   (451)      $  (5,608)        $ (5,474)

Add: Stock-based compensation expense included in
     reported net loss, net of related tax effects              --            --              --               --

Less: Stock-based compensation expense
      determined under fair value based method
      for all awards, net of related tax effects                35            25             103               76
                                                           -------      --------       ---------         --------
Pro forma net income (loss) as if the fair value
      based method had been applied to all awards          $   197      $   (476)      $  (5,711)        $ (5,550)
                                                           =======      ========       =========         ========

Net income (loss) per share:

       Basic - as reported                                 $  0.04      $  (0.09)      $   (1.07)        $  (1.05)
       Basic - pro forma                                   $  0.04      $  (0.09)      $   (1.09)        $  (1.06)
       Diluted - as reported                               $  0.04      $  (0.09)      $   (1.07)        $  (1.05)
       Diluted - pro forma                                 $  0.04      $  (0.09)      $   (1.09)        $  (1.06)

2.       INVENTORIES

Inventories consist of:

                                                    JUNE 30,        SEPTEMBER 30,
                                                      2003              2002
                                                    ---------       -------------
Raw materials and supplies                          $   3,108       $       3,411
Work-in-process                                         3,454               3,525
Finished goods                                          4,205               3,765
                                                    ---------       -------------

      Total inventories                             $  10,767       $      10,701
                                                    =========       =============

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 31% and 35% of the Company's inventories at June 30, 2003 and September 30, 2002, respectively. Cost is determined using the specific identification cost method for 29% and 33% of the Company's inventories at June 30, 2003 and September 30, 2002, respectively. The first-in, first-out ("FIFO") method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,128 and $3,114 higher than reported at June 30, 2003 and September 30, 2002, respectively.

3.       LONG-TERM DEBT

In February 2003, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2003. The amendment modifies certain other financial covenants and the corresponding interest rate. As a consequence, the term note's three-month LIBOR based effective borrowing rate increased to 9.49%, the revolving credit agreement's borrowing rate increased to the bank's base rate plus 0.5% and the commitment fee on the standby letter of credit backing up the industrial development bond increased to 2.75% effective February 13, 2003. Also, the amount available under the revolving credit agreement was reduced to $6,000, subject to sufficiency of collateral.

In May 2003, the Company entered into an agreement with its lending bank to further amend certain provisions of its credit agreements. The amendment waives the interest coverage ratio covenant through the period ended December 31, 2004 and extends the maturity date of the Company's $6,000 revolving credit agreement to June 30, 2004. This amendment also provides for a $1,000 reduction of borrowing availability subject to the passage of time or the occurrence of a certain event.

In July 2003, the Company entered into an agreement with its lending bank to extend the maturity date of the Company's $6,000 revolving credit agreement to September 30, 2004. The amendment also extended the maturity date of the standby letter of credit that backs up the Company's industrial development bond to May 16, 2005.

4. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                      -----------------------------         -------------------------
                                                          2003              2002               2003           2002
                                                          ----              ----               ----           ----
Net income (loss)                                     $        232        $    (451)        $  (5,608)      $  (5,474)
Foreign currency translation adjustment                         79              143               146              89
Unrealized gain (loss) on interest rate swap
     agreement, net of income tax provision of $29
     and $50 in 2002, respectively                              55              (76)               98              22
Currency exchange contract adjustment                         (695)           1,889            (1,035)          1,466
Minimum pension liability adjustment                           (37)              --               (37)            (74)
                                                      ------------        ---------         ---------       ---------

           Total comprehensive loss                   $       (366)       $   1,505         $  (6,436)      $  (3,971)
                                                      ============        =========         =========       =========

The components of accumulated other comprehensive loss are as follows:


                                                                           JUNE 30,           SEPTEMBER 30,
                                                                             2003                  2002
                                                                         ------------            ---------
Foreign currency translation adjustment                                  $     (6,861)           $  (7,007)
Interest rate swap agreement adjustment                                          (460)                (558)
Currency exchange contract adjustment                                             ---                1,035
Minimum pension liability adjustment                                             (541)                (504)
                                                                         ------------            ---------

           Total accumulated other comprehensive loss                    $     (7,862)           $  (7,034)
                                                                         ============            =========

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

Segment information is as follows:

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           JUNE 30,                       JUNE 30,
                                                                -----------------------------    ----------------------------
                                                                    2003             2002            2003             2002
                                                                    ----             ----            ----             ----
Net sales:
   Turbine Component Services and Repair Group                  $    11,114     $       9,059    $    29,074       $   28,210
   Aerospace Component Manufacturing Group                            8,965             8,525         22,144           25,365
   Metal Finishing Group                                              2,495             2,583          7,210            7,677
                                                                -----------      ------------    -----------       ----------

       Consolidated net sales                                   $    22,574      $     20,167    $    58,428       $   61,252
                                                                ===========      ============    ===========       ==========

Operating income (loss):
    Turbine Component Services and Repair Group                 $      (407)     $     (1,148)   $    (4,765)      $   (7,315)
    Aerospace Component Manufacturing Group                           1,075               575            686              177
    Metal Finishing Group                                               281               271            566              943
    Corporate unallocated expenses                                     (587)             (389)        (1,403)          (1,264)
                                                                -----------      ------------    -----------       ----------

       Consolidated operating income (loss)                             362              (691)        (4,916)          (7,459)

Interest expense, net                                                   209               183            578              447
Foreign currency exchange loss, net                                      60              (149)           287                3
Other income, net                                                      (150)              (60)          (214)            (207)
                                                                -----------      ------------    -----------       ----------

       Consolidated income (loss) before income tax
       provision (benefit)                                      $       243      $       (665)   $    (5,567)      $   (7,702)
                                                                ===========      ============    ===========       ==========

All of the Company's net goodwill of $2,574 at June 30, 2003 and September 30, 2002 is attributable to the Company's Metal Finishing Group.

6.       RETIREMENT BENEFIT PLAN

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. In January 2003, the Company's Board of Directors adopted a resolution effective February 28, 2003, to cease the accrual of future benefits under the SIFCO Industries, Inc. Salaried Retirement Plan ("Plan"), which covers substantially all non-union employees of the Company's U.S. operations. The Plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized during the nine months ended June 30, 2003 related to these changes. In conjunction with the changes to the Plan, the Company made certain enhancements to the defined contribution plan that is available to substantially all non-union U.S. employees of the Company and its U.S. subsidiaries.

7.       ASSET IMPAIRMENT AND OTHER CHARGES

During fiscal 2002, the Company's Repair Group incurred charges related to severance and other employee benefits to be paid to approximately 76 personnel associated with the reduction of certain of its capacity for the repairing of jet engine turbine components. As of September 30, 2002, the Company had a severance accrual of $752. During the first nine months of fiscal 2003, severance and other employee benefit payments totaling approximately $534 were made in connection with this reduction. During the third quarter of fiscal 2003, the Company's Repair Group reevaluated its personnel requirements and determined that it would not terminate 12 personnel initially identified to be terminated. As a result of this decision,

$218 of the $752 severance accrual outstanding at September 30, 2002 was reversed during the third quarter of fiscal 2003. The reversal was recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.

During the second quarter of fiscal 2003, as a result of the current downturn in the commercial aviation industry and the resulting reduction in demand for third party jet engine turbine component repair services, such as those provided by the Company, the Repair Group decided to cease operations at one of its component repair facilities and to optimize its remaining component repair capacity through consolidation of operations. The Company expects to complete these actions by September 2003. As a result of this decision, the Repair Group anticipates incurring $635 of severance and other employee benefit charges to be paid to 60 personnel, of which the Repair Group incurred $171 and $430 during the second and third quarters of fiscal 2003, respectively, and which is recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations. As of June 30, 2003, payments totaling $540 have been made for these expenses and all but 9 of the personnel have been terminated. In connection with these decisions, asset impairment charges totaling $1,175 related to machinery and equipment were recorded in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations during the second quarter of fiscal 2003. The machinery and equipment write-downs relate to items that are expected to be disposed as a consequence of the Repair Group's decision to cease operations at one facility and to consolidate other operations. Fair value of these assets was determined based on estimated cash flows.

The following table summarizes the remaining liabilities for qualified exit costs at June 30, 2003 and activity for the nine month period then ended:

                                           BALANCE AT           TOTAL            2003            2003         BALANCE AT
                                          SEPTEMBER 30,         2003             CASH           NON-CASH       JUNE 30,
                                              2002             CHARGES         PAYMENTS         CHARGES          2003
                                          -------------       ----------     -----------      -----------     ----------
Severance and other employee benefits     $         752       $      602     $     1,074      $      (218)    $       62

Asset impairments                                    --            1,175              --            1,175             --
                                          -------------       ----------     -----------      -----------     ----------

Total                                     $         752       $    1,777     $     1,074      $       957     $       62
                                          =============       ==========     ===========      ===========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the jet engine manufacturers in turbine component services and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from jet engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of heavy industrial turbine repair processes; (6) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines, engine overhaul companies and other aerospace related industries; reduced number of aircraft in service; and the accelerated declining use of older model jet engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbojet engines utilized in the business and regional aircraft markets; (10) continued reliance on several major customers for revenues; (11) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (12) the difficulty in predicting the timing and outcome of legal proceedings; and (13) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

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

A. RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2003 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2002

Net sales in the first nine months of fiscal 2003 decreased 4.6% to $58.4 million, compared with $61.3 million for the comparable period in fiscal 2002. Loss before income tax provision in the first nine months of fiscal 2003 was $5.6 million, compared with loss before income tax benefit of $7.7 million for the comparable period in fiscal 2002. For the first nine months of fiscal 2003 the Company incurred a net loss of $5.6 million, or $1.07 per share (diluted), compared with a net loss of $5.5 million, or $1.05 per share (diluted) for the comparable period in fiscal 2002.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the first nine months of fiscal 2003 increased 3.1% to $29.1 million, compared with $28.2 million in the same fiscal 2002 period. Component manufacturing and repair net sales decreased $1.4 million in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. Demand for precision component machining and for component repairs for large jet and heavy industrial turbine engines decreased in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. This reflects a reduction in component repairs for older model large jet engines partially offset by increased demand for component repairs for newer model large jet engines. The reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued during the first nine months of fiscal 2003. Despite the increase in component repairs for newer model large jet engines, the commercial airline industry in general continues to experience reduced commercial flight demand, which determines the need for component repairs to newer model jet engines. However, higher demand for component repairs for small jet engines partially offset the decline in demand for component repairs for larger jet engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, were up $2.3 million in the first nine months of fiscal 2003 compared with the same period in fiscal 2002. The increase in replacement parts net sales is attributable to a change in product mix with certain major customers.

During the first nine months of fiscal 2003, the Repair Group's selling, general and administrative expenses decreased $0.8 million to $4.8 million, or 16.5% of net sales, from $5.6 million, or 19.7% of net sales, in the same period in fiscal 2002. Included in the $4.8 million of selling, general and administrative expenses in the first nine months of fiscal 2003 were charges aggregating $1.2 million related to equipment impairment and $0.4 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. Included in the $5.6 million of selling, general and administrative expenses in the first nine months of fiscal 2002 were $1.4 million of charges related to goodwill and equipment impairment, a $0.3 million increase in a contingency reserve related to a vendor dispute, and $0.2 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines. The remaining selling, general and administrative expenses of $3.2 million, or 11.1% of net sales, in the first nine months of fiscal 2003 were $0.5 million less than the remaining $3.7 million, or 13.2% of net sales, of such expenses in the same period in fiscal 2002.

The Repair Group's operating loss in the first nine months of fiscal 2003 decreased $2.5 million to $4.8 million from a $7.3 million loss in the same period in fiscal 2002. Included in the operating loss in the first nine months of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.4 million of severance charges. Included in the operating loss in the first nine months of fiscal 2002 were charges aggregating $4.1 million related to inventory write-downs ($2.7 million), the impairment of goodwill ($0.7 million) and the impairment of equipment ($0.7 million); and the $0.2 million of severance charges. During the first quarter of fiscal 2002, the Repair Group performed an evaluation of its existing operations in light of the anticipated impacts on its business of the September 11, 2001 terrorist attacks. The principal result of this evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation jet engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during the first nine months of fiscal 2002, the aforementioned charges. In addition, during the first nine months of fiscal 2002, the Repair Group increased, by $0.3 million, a contingency reserve related to a vendor dispute. The Repair Group's $3.2 million operating loss, before the $1.6 million of aforementioned impairment and severance charges, during the first nine months of fiscal 2003 is an increase of $0.5 million, when compared to the $2.7 million operating loss, before the $4.6 million of aforementioned impairment, severance, and contingency charges, during the first nine months of fiscal 2002. The increased operating loss, before the aforementioned charges in both nine month periods, was primarily due to the negative impact on margins of the reduced sales volumes for component manufacturing and repair services, which was partially off-set by improved margins on increased volumes of replacement parts.

During the first nine months of fiscal 2003, the euro had strengthened against the U.S. dollar when compared to the same period in fiscal 2002. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros and, therefore, as the euro strengthens, such costs are negatively impacted. During the first nine months of fiscal 2003, the Repair Group was able to hedge much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results. Such exposure was hedged through the end of the third quarter of fiscal 2003. Had the Repair Group not hedged such exposure, its operating loss would have been greater by approximately $2.0 million during the first nine months of fiscal 2003.

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

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the first nine months of fiscal 2003 decreased 12.7% to $22.1 million, compared with $25.4 million in the same fiscal 2002 period. In the first nine months of fiscal 2003, the ACM Group experienced net sales declines in all product categories, compared with the same period in fiscal 2002. Approximately $1.8 million of this decrease is attributable to a decline in the net sales of commercial aircraft airframe components, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and continued poor financial performance of the airline industry in general. Net sales of military airframe and engine components in the first nine months of fiscal 2003 declined $0.4 million, compared with the same period of fiscal 2002. Net sales of engine components for small jet engines, consisting primarily of the AE series latest generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, decreased $0.4 million in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. Net sales of components for helicopters declined $0.3 million and net sales of components for large commercial jet engines declined $0.2 million in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. Net sales of non-aerospace related products decreased $0.2 million in the first nine months of fiscal 2003, compared with the same period in fiscal 2002.

Selling, general and administrative expenses in the first nine months of fiscal 2003 were $1.7 million, or 7.8% of net sales, compared with $2.7 million, or 10.7% of net sales, in the comparable period in fiscal 2002. The primary factor impacting the ACM Group's selling, general and administrative expenses in the first nine months of fiscal 2002 was a $0.9 million charge incurred in connection with the settlement, during the second quarter of fiscal 2002, of an employment action and a related claim that the Company had filed against its insurance carrier for its failure to provide coverage. Selling, general and administrative expenses in the first nine months of fiscal 2002, before this legal contingency accrual, were $1.9 million. Selling, general and administrative expenses were favorably impacted in the first nine months of fiscal 2003 by a reduction in the ACM Group's bad debt expense, compared with the comparable period in fiscal 2002.

The ACM Group's operating income was $0.7 million in the first nine months of fiscal 2003, compared with operating income of $0.2 million in the comparable period of fiscal 2002. Operating results in the first nine months of fiscal 2002 were negatively impacted by the $0.9 million legal contingency accrual discussed above. Operating results were favorably impacted in the first nine months of fiscal 2003 by a $0.7 million decrease in variable tooling expenses. The balance of the change in operating income is primarily attributable to the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses in the first nine months of fiscal 2003.

The ACM Group's backlog as of June 30, 2003, was $22.2 million, compared with $24.9 million as of September 30, 2002. At June 30, 2003, $20.7 million of the total backlog is scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

METAL FINISHING GROUP

Net sales in the first nine months of fiscal 2003 decreased 6.1 % to $7.2 million, compared with $7.7 million in the comparable fiscal 2002 period. In the first nine months of fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, declined 5.4% to $4.1 million, compared with $4.3 million in the comparable period in fiscal 2002. The majority of the decline in net sales of selective electrochemical metal finishing equipment and solutions in the first nine months of fiscal 2003 is attributable to the overall depressed economic conditions in the aerospace, power generation, pulp and paper, and railroad industries. These declines were partially offset by modest increased net sales to petroleum exploration and military customers. In the first nine months of fiscal 2003, contract service net sales decreased 8.4% to $3.0 million, compared with $3.3 million in the comparable period in fiscal 2002. Contract service net sales to customers in the power generation industry declined approximately $0.5 million. This decline was partially offset by a $0.3 million increase in contract service net sales to customers in the automotive industry.

Selling, general and administrative expenses were $2.3 million and $2.2 million in the first nine months of fiscal 2003 and 2002, respectively, or 31.7% and 28.8% of net sales, respectively. In the first nine months of fiscal 2003, selling, general and administrative expense were negatively impacted by a $0.1 million increase in employee compensation and benefit expenses and a $0.1 million increase in legal and professional, advertising and other selling, general and administrative expenses. These increases were offset by a $0.1 million decrease in employee incentive expense.

The Metal Finishing Group's operating income in the first nine months of fiscal 2003 was $0.6 million, compared with operating income of $0.9 million in the comparable period of fiscal 2002. Operating results were favorably impacted by a $0.2 million decrease in employee incentive expense in the first nine months of fiscal 2003, compared with the comparable period of fiscal 2002. Operating income was negatively impacted in the first nine months of fiscal 2003 by approximately $0.1 million in increased legal and professional, advertising and other selling, general and administrative expenses. The balance of the decrease in operating income is primarily attributable to the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses in the first nine months of fiscal 2003.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.4 million in the first nine months of fiscal 2003, compared with $1.3 million in the comparable period in fiscal 2002. In the first nine months of fiscal 2003, corporate unallocated expenses were negatively impacted by higher legal and professional expenses of $0.2 million. This increase in corporate unallocated expenses was offset in part by lower consulting expenses.

OTHER/GENERAL

Interest income was $0.1 million in the first nine months of fiscal 2003, compared with $0.2 million in the comparable period in fiscal 2002. The reduction of interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during the first nine months of fiscal 2003, compared with the comparable period in fiscal 2002. Interest expense was $0.6 million in both the first nine months of fiscal 2003 and 2002. Term note interest expense decreased slightly in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. The decline in the weighted average term note outstanding balance in the first nine months of fiscal 2003, compared with the comparable period in fiscal 2002, was partially offset by an increase in the weighted average interest rate payable under the term note. Revolving credit agreement interest expense increased slightly in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. The decline in the interest rate payable under the revolving credit agreement was offset by an increase in the weighted average revolving credit agreement outstanding balance in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. Industrial development bond interest expense declined in the first nine months of fiscal 2003, compared with the same period in fiscal 2002. Both the weighted average outstanding balance and interest rate payable under the industrial development bonds decreased in the first nine months of fiscal 2003, compared with the same period in fiscal 2002.

Foreign currency exchange loss was $0.3 million in the first nine months of fiscal 2003, compared with nil in the comparable period in fiscal 2002. This loss is the result of foreign currency exchange rate fluctuations, resulting primarily from the decline in the value of the U.S. dollar in relation to the euro, on the Company's monetary assets and liabilities that are denominated in a foreign currency.

In the first nine months of fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Net sales in the third quarter of fiscal 2003 increased 11.9% to $22.6 million, compared with $20.2 million in the comparable period in fiscal 2002. Income before income tax provision was $0.2 million in the third quarter of fiscal 2003, compared with a loss before income tax benefit of $0.7 million in the comparable period in fiscal 2002. In the third quarter of fiscal 2003, the Company generated net income of $0.2 million, or $0.04 per share (diluted), compared with a net loss of $0.5 million, or $0.09 per share (diluted) in the comparable period in fiscal 2002.

TURBINE COMPONENT SERVICES AND REPAIR GROUP ("REPAIR GROUP")

The Repair Group's net sales in the third quarter of fiscal 2003 increased 22.7% to $11.1 million, from $9.1 million in the same fiscal 2002 period. Component manufacturing and repair net sales increased $0.2 million in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. Demand for precision component machining and for component repairs for large jet engines increased in the third quarter of fiscal 2003 compared with the same period in fiscal 2002. This reflects an increase in component repairs for newer model large jet engines partially offset by a reduced demand for component repairs for the older model large jet engines. Despite the increase in component repairs for newer model large jet engines, the commercial airline industry in general continues to experience reduced commercial flight demand, which determines the need for component repairs for newer model jet engines. The reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued in the third quarter of fiscal 2003. Demand for component repairs to smaller jet engines increased slightly in the third quarter of fiscal 2003, compared to the same period in fiscal 2002. Demand for component repairs for heavy industrial turbine engines decreased in the third quarter of fiscal 2003, compared to the same period in fiscal 2002. Net sales associated with the demand for replacement parts, which often complement repair services provided to customers, increased $1.8 million in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. The increase in replacement parts net sales is attributable to a change in product mix with certain major customers.

During the third quarter of fiscal 2003, the Repair Group's selling, general and administrative expenses decreased $0.4 million to $1.1 million, or 9.9% of net sales, from $1.5 million, or 17.0% of net sales, in the same period in fiscal 2002. In the third quarter of fiscal 2003, the Company incurred $0.2 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. In the third quarter of fiscal 2002, the Company incurred a $0.3 million increase in a contingency reserve related to a vendor dispute and $0.2 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation jet engines. The remaining selling, general and administrative expenses of $0.9 million, or 8.0% of net sales, in the third quarter of fiscal 2003 were $0.2 million less than the remaining $1.1 million, or 11.9% of net sales, of such expenses in the same period in fiscal 2002.

The Repair Group's operating loss in the third quarter of fiscal 2003 decreased $0.8 million to $0.4 million from a $1.2 million loss in the same period in fiscal 2002. Included in the operating loss for the third quarter of fiscal 2003 were $0.2 million of severance charges. Included in the operating loss for the third quarter of fiscal 2002 were charges aggregating $0.5 million for a $0.3 million increase in a contingency reserve related to a vendor dispute and $0.2 million of severance charges. The Repair Group's $0.2 million operating loss, before the $0.2 million of severance charges, in the third quarter of fiscal 2003, is an improvement of $0.5 million, when compared with a $0.7 million operating loss, before the $0.5 million of increased contingency and severance charges, in the comparable period of fiscal 2002. The improvement in operating results during the third quarter of fiscal 2003 compared to the same period in fiscal 2002 was primarily due to the positive impact on margins of the increased sales volumes for replacement parts.

During the third quarter of fiscal 2003, the euro had strengthened against the U.S. dollar, compared to the same period in fiscal 2002. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros and, therefore, as the euro strengthens, such costs are negatively impacted. During the third quarter of fiscal 2003, the Repair Group was able to hedge much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results. Such exposure was hedged through the end of the third quarter of fiscal 2003. Had the Repair Group not hedged such exposure, its operating loss would have been greater by approximately $0.9 million during the third quarter of fiscal 2003.

In an effort to curtail the Repair Group's operating losses, which stem primarily from its current excess capacity for component repairs, the Company announced in March of 2003 its plans to discontinue operations at its Tampa, Florida component repair facility and to continue to optimize its remaining component repair capacity through consolidation of operations and other productivity improvement efforts.

AEROSPACE COMPONENT MANUFACTURING GROUP ("ACM GROUP")

Net sales in the third quarter of fiscal 2003 increased 5.2% to $9.0 million, compared with $8.5 million in the same fiscal 2002 period. An increase in the net sales of military airframe and engine components due to the timing of military related procurement resulted in a $1.4 million increase in net sales in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. Net sales of engine components for small jet engines, consisting primarily of the AE series latest generation jet engines built by Rolls-Royce Corporation for business and regional jets, as well as military transport and surveillance aircraft, decreased $0.7 million. Net sales of commercial airframe components declined $0.3 million as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions, and continued poor financial performance of the airline industry. Net sales of components for helicopters declined $0.2 million. This decline was offset by a $0.1 million increase in net sales of components for large jet engines and a $0.1 million increase in net sales of non-aerospace related products.

Selling, general and administrative expenses were $0.6 million, or 6.9% of net sales, in the third quarter of fiscal 2003, compared with $0.7 million, or 8.3% of net sales, in the comparable period in fiscal 2002. Selling, general and administrative expenses were favorably impacted in the third quarter of fiscal 2003 by a $0.1 million decrease in the ACM Group's bad debt expense, compared with the comparable period in fiscal 2002.

The ACM Group's operating income in the third quarter of fiscal 2003 was $1.1 million, compared with $0.6 million in the same period in fiscal 2002. Operating results were favorably impacted in the third quarter of fiscal 2003 by $0.2 million decrease in variable tooling expense and by a $0.1 million decrease in bad debt expense. The balance of the decrease in operating income is primarily attributable to the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses in the third quarter of fiscal 2003.

METAL FINISHING GROUP

Net sales in the third quarter of fiscal 2003 decreased 3.4% to $2.5 million, compared with $2.6 million in the comparable fiscal 2002 period. In the third quarter of fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions decreased 6.9% to $1.3 million, compared with $1.4 million in the comparable period in fiscal 2002. The majority of the decline in net sales of selective electrochemical metal finishing equipment and solutions in the third quarter of fiscal 2003 is attributable to the overall depressed economic conditions in the aerospace, pulp and paper, power generation, and railroad industries. These declines were partially offset by modest increases in net sales to customers in the medical industry. Contract service net sales were $1.1 million in both the third quarters of fiscal 2003 and 2002. Contract service net sales to customers in the military and power generation industries declined approximately $0.1 million each. These declines were offset by increases in contract service net sales to customers in the automotive and petroleum exploration industries of $0.1 million each.

Selling, general and administrative expenses were $0.7 million in the third quarters of fiscal 2003 and 2002, or 29.6% and 28.5% of net sales, respectively. In the third quarter of fiscal 2003, a $0.1 million decrease in employee compensation, benefits and incentive expenses was offset by a $0.1 million increase in legal and professional and other selling, general and administrative expenses.

The Metal Finishing Group's operating income was $0.3 million in both the third quarters of fiscal 2003 and 2002. Operating income in the third quarter of fiscal 2003 was favorably impacted by a $0.1 million decrease in employee compensation, benefits and incentive expenses in the third quarter of fiscal 2003, compared with the comparable period of fiscal 2002. This was offset by a $0.1 million increase in legal and professional, advertising and other selling, general and administrative expenses in the third quarter of fiscal 2003, compared with the comparable period of fiscal 2002.

CORPORATE UNALLOCATED EXPENSES

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the third quarter of fiscal 2003, compared with $0.4 million in the comparable period of fiscal 2002. In the third quarter of fiscal 2003, corporate unallocated expenses were negatively impacted by higher legal and professional expenses of $0.2 million.

OTHER/GENERAL

Interest income was $0.01 million in the third quarter of fiscal 2003, compared with $0.04 million in the comparable period of fiscal 2002. The decline in interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during the third quarter of fiscal 2003, compared with the comparable period in fiscal 2002. Interest expense was $0.2 million in both the third quarters of fiscal 2003 and 2002. Term note interest expense increased slightly in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. The decline in the weighted average term note outstanding balance in the third quarter of fiscal 2003, compared with the same period in fiscal 2002, was offset by an increase in the weighted average interest rate payable under the term note. Revolving credit agreement interest expense also increased slightly in the third quarter of fiscal 2003. The decline in the interest rate payable under the revolving credit agreement was offset by an increase in the weighted average revolving credit agreement outstanding balance in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. Industrial development bond interest declined in the third quarter of fiscal 2003, compared with the same period in fiscal 2002. Both the weighted average outstanding balance and interest rate payable under the industrial development revenue bond's decreased in the third quarter of fiscal 2003, compared with the same period in fiscal 2002.

Foreign currency exchange loss was $0.1 million in the third quarter of fiscal 2003, compared with income of $0.1 million in the comparable period in fiscal 2002. This loss is the result of foreign currency exchange rate fluctuations, resulting primarily from the decline in the value of the U.S. dollar in relation to the euro, on the Company's monetary assets and liabilities that are denominated in a foreign currency.

In the third quarter of fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $4.7 million at June 30, 2003 from $7.6 million at September 30, 2002. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. During the first nine months of fiscal 2003, the Company received a distribution of $1.5 million from its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement. Effective October 1, 2000, the Company began to accrue U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Cash flow activity for the first nine months of fiscal 2003 is presented in the Consolidated Condensed Statements of Cash Flows. During the first nine months of fiscal 2003, cash was provided by a $0.4 million decrease in the Metal Finishing Group's accounts receivable due to lower sales and improved cash collections. This was offset by a $1.6 million and $0.3 million increase in the Repair and ACM Groups' accounts receivables, respectively, that is primarily attributable to higher third quarter fiscal 2003 net sales compared with fourth quarter fiscal 2002 net sales. The Metal Finishing and Repair Groups' inventories increased $0.1 million and $0.4 million, respectively. The Repair Group's inventories increased in response to orders scheduled for shipment in the next six months. The ACM Group's inventories decreased $0.5 million due to higher third quarter fiscal 2003 net sales. The $3.2 million net increase in consolidated accounts payable and accrued liabilities is attributable to (i) $1.4 million increase in the ACM Group's accounts payable and accrued liabilities due primarily to the impact of extended payment terms negotiated with vendors; (ii) $1.7 million increase in the Repair Group's accounts payable attributable primarily to the increase in purchases of inventory to support the sale of replacement parts and the effect of foreign currency exchange rate fluctuations on obligations that are payable in a foreign currency (primarily the euro). Working capital was $15.5 million at June 30, 2003, compared with $20.5 million at September 30, 2002. The current ratio was 1.8 and 2.4 at June 30, 2003 and September 30, 2002, respectively.

Capital expenditures were $1.4 million in the first nine months of fiscal 2003, compared with $4.3 million in the comparable period in fiscal 2002. Capital expenditures in the first nine months of fiscal 2003 consisted primarily of equipment to expand and diversify the Repair Group's repair capabilities, including heavy industrial turbine engine component repair. The Company anticipates that total fiscal 2003 capital expenditures will not exceed $2.2 million and will be concentrated in the Repair Group. At June 30, 2003, the Company had outstanding commitments for capital expenditures totaling $0.5 million.

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. In January 2003, the Company's Board of Directors adopted a resolution effective February 28, 2003, to cease the accrual of future benefits under the SIFCO Industries, Inc. Salaried Retirement Plan ("Plan"), which covers substantially all non-union employees of the Company's U.S. operations. The Plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized during the nine months ended June 30, 2003 related to these changes. In conjunction with the changes to the Plan, the Company made certain enhancements to the defined contribution plan that is available to substantially all non-union U.S. employees of the Company and its U.S. subsidiaries.

At June 30, 2003, the Company has a 15-year industrial development bond, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The industrial development bond requires annual principal payments ranging from $0.2 million in fiscal 2004 to $0.4 million in fiscal 2013. The interest rate is reset weekly, based on prevailing tax-exempt money market rates. The interest rate at June 30, 2003 was 1.14%. The outstanding balance of the industrial development bond at June 30, 2003 was $3.0 million. The bank's commitment fee on the standby letter of credit backing up the industrial development bond was 2.75% at June 30, 2003.

At June 30, 2003, the Company has a term note payable in quarterly installments of $0.3 million through February 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate note, subject to adjustment based upon the level of certain financial ratios. At June 30, 2003, the term note's three-month LIBOR based effective borrowing rate was 9.49%. The outstanding balance of the term note at June 30, 2003 was $6.0 million.

At June 30, 2003, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on June 30, 2004 and bears interest at the bank's base rate plus 0.5%. The interest rate was 4.50% at June 30, 2003. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2003, the outstanding balance under the revolving credit agreement was $2.7 million.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that limit the amount of annual capital expenditures and require the maintenance of certain specified financial ratios, including minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio. During the first nine months of fiscal 2003, the Company entered into agreements with its bank to waive (i) the interest coverage ratio covenant for the period ended September 30, 2002 through the period ended December 31, 2004 (ii) the minimum tangible net worth covenant for the period ending September 30, 2002; and (iii) the capital expenditure limitation for the period ended September 30, 2002. These agreements also modified certain financial covenants and the corresponding interest rates as well as extended the maturity date of the Company's $6.0 million revolving credit agreements to June 30, 2004. Under the most recent amendment, borrowing availability may be reduced by $1.0 million subject to the passage of time or the occurrence of a certain event. The Company was in compliance with all applicable covenants at June 30, 2003.

In July 2003, the Company entered into an agreement with its lending bank to extend the maturity date of the Company's $6.0 million revolving credit agreement to September 30, 2004. The amendment also extended the maturity date of the standby letter of credit that backs up the Company's industrial development bond to May 16, 2005.

The Company's long-term debt as a percentage of equity at June 30, 2003 and September 30, 2002 was 32.7% and 29.4%, respectively. At June 30, 2003, taking into consideration the outstanding balance under the revolving credit agreement and outstanding letters of credit, the Company had $3.3 million available against its $6.0 million revolving credit agreement.

The Company believes that cash flow from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2003. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. The new standard requires that those financial instruments be classified as liabilities in statements of financial position. This new standard is effective for interim periods beginning after June 15,

2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2003, and does not expect inflation to be a significant factor in the balance of fiscal 2003.

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. While the Company had foreign currency forward exchange contracts outstanding during the nine months ended June 30, 2003, at June 30, 2003, there were no such contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At June 30, 2003, the Company's assets and liabilities denominated in British pounds and the euro were as follows (amounts in thousands):

                                                    BRITISH POUNDS          EURO
                                                    --------------          ----
Cash and cash equivalents                                 505              1,550
Accounts receivable                                       429                675
Accounts payable                                           90                471
Accrued liabilities                                       100              3,509

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase or decrease by 100 basis points (1%) from June 30, 2003 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bonds, the Company's annual interest expense would increase or decrease by approximately $0.1 million, respectively.

ITEM 4.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief

Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In connection with an employment action against the Company filed by an employee that was settled in March 2002, the Company filed a complaint in Cuyahoga County Court of Common Pleas against the Company's insurance carrier on the grounds that it has refused to provide indemnity to the Company for this employment action. The Company's complaint sought a declaratory judgment that the insurance carrier owes a duty to indemnify the Company with respect to this action. In March 2002, the Company received a Ruling on its Motion for Summary Judgment denying the Company's complaint. Management of the Company believed that the Court's Ruling on its Motion for Summary Judgment was not consistent with existing case law and, therefore, the Company appealed this decision to the Cuyahoga County Court of Appeals. However, because the outcome of this appeal was uncertain and the initial Ruling was unfavorable, the Company provided $0.9 million in its second quarter fiscal 2002 financial statements, the full amount of this contingent obligation. In November 2002, the Cuyahoga County Court of Appeals reversed the Summary Judgment. In February 2003, the insurance carrier filed a Notice of Appeal with the Ohio Supreme Court and asked the Court to exercise its discretionary jurisdiction and hear an appeal of the Court of Appeals' November 2002 decision. In July 2003, the Ohio Supreme Court on its own initiative dismissed the insurance Carrier's appeal as being improvidently allowed. The insurance carrier has until August 4, 2003 to file a Motion of Reconsideration.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     No change.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

    4.7           Consolidated Amendment No. 3 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated May 13, 2003 Between SIFCO Industries,
                  Inc. and National City Bank, filed as Exhibit 4.7 of the
                  Company's Form 10-Q dated March 31, 2003, and incorporated herein by reference

  * 4.8           Consolidated Amendment No. 4 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated July 28, 2003 between SIFCO Industries,
                  Inc and National City Bank

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

   *31.1          Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

   *31.2          Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

   *32.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

   *32.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                       SIFCO Industries, Inc.
                                       (Registrant)

Date: August 4, 2003              /s/ Jeffrey P. Gotschall
                                  -------------------------
                                      Jeffrey P. Gotschall
                                      Chairman of the Board and
                                      Chief Executive Officer

Date: August 4, 2003              /s/ Frank A. Cappello
                                  ---------------------
                                      Frank A. Cappello
                                      Vice President-Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)