Form 10-K
period 2003-09-30
SIFCO INDUSTRIES INC
filed 2003-12-12
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2003

                                       or

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to ___________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               Ohio                                     34-0553950
-------------------------------------       ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

 970 East 64th Street, Cleveland Ohio                    44103
----------------------------------------    ------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is $4,590,774.

The number of the Registrant's Common Shares outstanding at November 11, 2003 was 5,152,233. The aggregate market value of Common Shares held by non-affiliates of the Registrant as of November 11, 2003 computed on the basis of the last reported sale price per share of $3.83 of such stock on the American Stock Exchange, was $11,769,651.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Shareholders on January 27, 2004 (Part III).

                                     PART I


ITEM 1. BUSINESS

A. THE COMPANY

SIFCO Industries, Inc. ("Company"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forged parts, machined forgings and other machined metal parts, remanufactured component parts for aerospace and industrial turbine engines, and selective electrochemical finishing solutions and equipment. The Company's operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group and (3) Metal Finishing Group.

B. PRINCIPAL PRODUCTS AND SERVICES

1. Turbine Component Services and Repair Group

The Company's Turbine Component Services and Repair Group ("Repair Group") segment is headquartered in Cork, Ireland. This segment of the Company's business consists principally of the repair and remanufacture of aerospace and industrial turbine engine components. The business also performs machining and applies high temperature-resistant coatings to new turbine engine hardware.

Operations

The aerospace portion of the Repair Group requires the procurement of licenses/authority, which certify that the Company has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers ("OEM") of aerospace turbine engines or the Federal Aviation Administration ("FAA"). Historically, the aerospace portion of the Repair Group has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEM (i.e. General Electric, SNECMA, Pratt & Whitney, Rolls-Royce). In exchange for being granted an OEM approval, the Repair Group is obligated to pay royalty amounts to the OEM for each type of component repair that it performs utilizing the OEM approved proprietary repair process. The aerospace portion of Repair Group continues to be successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.

The development of remanufacturing and repair processes is an ordinary part of the Repair Group. The Repair Group continues to invest time and money on research and development activities. During fiscal 2003, the Repair Group incurred $0.5 million of research and development expenses. One such activity is the development of an advanced coating technology. At the present time, a small portion of the Company's repair business is dependent on advanced coating processes and it believes that it can continue to access such capabilities on a subcontract basis when required. However, the Company believes that such requirements will likely increase in the future. While there is a patented advanced coating technology available for the Company to acquire, it has chosen not to do so because it believes that the cost/benefit justification for having that particular advanced coating capability (in-house) does not exist at this time. Instead, the Company, as part of a research group with several other parties, continues to advance in the research and development of an equivalent/alternative, cost effective coating technology. Operating costs related to such activities are expensed during the period in which they are incurred.

The Company has recognized the evolution of the industrial turbine engine market. The Company's technologies have had many years of evolution in the aerospace turbine engine sector. The application of similar technologies to the industrial turbine engine sector has resulted in benefits to the industrial turbine engine operator. Over the past three years, the

Company has invested capital in new equipment in both the United States and Ireland that facilitates the repair and remanufacture of these larger (than aerospace) industrial turbine engine components. Entry into this sector significantly increases the market size for the application of the Company's technologies.

The Repair Group generally has multiple sources for its raw materials, which consist primarily of investment castings essential to this business, although certain raw materials may be provided by a limited number of suppliers. Certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located in many areas throughout North America and Europe. The Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.

Industry

The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair Group. Historically, the air transport industry's long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the long-term need for additional aircraft and growth in the requirement for aircraft and aerospace turbine engine repairs. The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines have cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has received U.S. government assistance while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and the grounding of aircraft. These factors continued to have a negative impact on demand for aerospace turbine engine component repairs, which in turn negatively impacted the Repair Group's net sales, operating results and cash flows. It is difficult to determine at this time what the long-term impact of these events will be on air travel and the demand for services and products provided by the Repair Group.

 The world's fleet of aircraft has been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft have either been retired from use or their in-flight service intervals are being increased. In addition, as a direct result of the previously mentioned reduced demand for commercial flight miles, airlines have accelerated the timing of such retirements. As a result, the overall demand for repairs to such older model engines has significantly decreased. At the same time, newer generation aircraft (newer generation 737-700/800/900 and 747-400; 767, A320, A330, A340, etc.) and engines (CFM-56, PW4000, Trent, etc.) are in use with newer technology required to both operate and maintain such engines. The introduction of such newer generation aerospace turbine engines has in general reduced the frequency with which such engines and related components need to be repaired. The longer times between repairs has been attributed to improved technology, including the improved ability to monitor an engine's condition while still in operation. Although the newer generation aerospace turbine engines require less frequent overhaul, such aerospace turbine engines generally have a greater number of components that require repair. This could result in a larger aerospace turbine engine component repair market in the future.

Recent years have seen the installation of numerous industrial turbine engines as means of generating electric power for residential, commercial and industrial consumers. The high cost of installation and maintenance of such units has provided the Repair Group with the opportunity to bring value to this significant market. Industrial turbine engine units are in use throughout the world. Industrial turbine engine units operate in different modes. Some units operate on a continuous base loading at a percentage of their maximum output, while other units may operate at maximum output during specific periods of electric power shortages (e.g. power blackouts, peak demand periods, etc.). The latter units are called peak power systems. In general, industrial turbine engine units are managed either by a government entity, electric power utility, or independent power producer ("IPP"). IPPs originated principally in response to deregulation of the organizations that operate electric power utilities. Electric power deregulation has created greater competition and therefore, more economical electric power for the end user. Repair and remanufacture of industrial turbine engine components is a growing element of cost management in the industrial turbine engine industry. The Repair Group's experience, knowledge and technology in the more demanding aerospace market augurs well for its further entry into the industrial turbine engine market.

Competition

In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the component repair business has nevertheless increased, principally due to the increasing direct involvement of the aerospace turbine engine manufacturer into the turbine engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components.

However, if an OEM repair process approval is not available, the Repair Group has, in many cases, been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the Repair Group will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future and/or on close collaboration with engine manufacturers. However, the Repair Group believes it has partially compensated for these factors by its success in broadening its product lines and developing new geographic markets and customers, more recently by expanding into the repair of industrial turbine engine components.

Repair and remanufacture of industrial turbine engine components has evolved through the need for the operator of electric power utilities to improve the economics of its industrial turbine engine operations. To participate in the industrial turbine engine sector, it is necessary to have a proven record of application of the appropriate technologies. Most competitors involved in the industrial turbine engine component repair sector are either the OEM or entities that have a history of application of component repairs in the aerospace sector. Metallurgical analysis of component material removed from an industrial turbine engine determines the precise nature of the necessary technologies to be used to return the component to service. The determination of qualification to repair such components is the responsibility of the industrial turbine engine owner/operator. Several OEM such as ABB, General Electric, Siemens, Alstom, etc. participate to varying degrees in the repair and remanufacture of industrial turbine engine components. The Repair Group's broad product capability (multiple OEM types) and technology base augurs well for continued growth in the sector.

Customers

The identity and ranking of the Repair Group's principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2003, the Repair Group had one customer, Avio SpA, which accounted for 14% of the Repair Group's net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group's business is seasonal.

Backlog of Orders

The Repair Group's backlog as of September 30, 2003 increased to $8.9 million, of which $7.3 million is scheduled for delivery during fiscal 2004 and $1.6 million is on hold, compared with $5.3 million as of September 30, 2002, of which $4.2 million was scheduled for delivery during fiscal 2003 and $1.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

2. Aerospace Component Manufacturing Group

Operations

The Company's Aerospace Component Manufacturing Group ("ACM Group") is a manufacturer of forged parts ranging in size from 2 to 400 pounds (depending on configuration and alloy) in various alloys utilizing a variety of processes for application in the aerospace and other industrial markets. The ACM Group's forged products include: OEM and aftermarket components for aircraft and land-based turbine engines; structural airframe components; components for aircraft landing gear, wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment and some machining of forged parts.

The forging, machining, or other preparation of prototype parts to customers' specifications, which may require research and development of new parts or designs, is an ordinary part of the ACM Group.

The ACM Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business, although certain raw materials may be provided by a limited number of suppliers. Suppliers of such materials are located in many areas throughout North America and Europe. The ACM Group does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business. The business is ISO 9001:2000 registered and AS 9100:2001 certified. In addition, the ACM Group's heat-treating and non-destructive testing facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.

Industry

The performance of the domestic and international air transport industries directly and significantly impacts the performance of the ACM Group. Historically, the air transport industry's long-term outlook has for many years been for continued steady growth. Such outlook suggested the long-term need for additional aircraft and growth in the requirement for aircraft and turbine engines. The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines have cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has made requests for U.S. government assistance while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and the grounding of aircraft These factors continued to have a negative impact on demand for airframe and engine components, which in turn negatively impacted the ACM Group's net sales, operating results and cash flows. The ACM business also supplies new and spare components for military aircraft. Increases in military airframe and turbine engine component net sales have partially offset the decreases in commercial aerospace components.

Competition

There is excess capacity in many segments of the forging industry. The ACM Group believes this limits the ability to raise prices. The ACM Group believes, however, that its focus on quality, customer service, new technology and offering a broad range of capabilities help to give it an advantage in the primary markets it serves. The ACM Group believes it can broaden its product lines by investing in equipment that expands capabilities and by developing new customers in markets which require similar technical competence, quality and service as the aerospace industry.

Customers

During fiscal 2003, the ACM Group had one customer, Rolls-Royce Corporation, which accounted for 26% of the segment's net sales. The ACM Group believes that the total loss of sales to such customer would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with this customer for well over ten years and is currently conducting business with it under a multi-year agreement. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the segment. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company's ACM Group's business is seasonal.

Backlog of Orders

The ACM Group's backlog as of September 30, 2003 decreased to $21.4 million, of which $18.6 million is scheduled for delivery during fiscal 2004 and $1.6 million is on hold, compared with $24.9 million as of September 30, 2002, of which $21.9 million was scheduled for delivery during fiscal 2002 and $0.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Metal Finishing Business Group

The Company's Metal Finishing Group is a provider of specialized electrochemical technologies, including the electroplating process called "brush plating", as well as anodizing and electropolishing systems, which are used to apply metal coatings and finishes to a selective area of a component. The Metal Finishing Group's SIFCO Selective Plating business provides (i) equipment and metal solutions to customers to do their own in-house selective electrochemical finishing and (ii) customized selective electrochemical finishing on a contract service basis.

Operations

A variety of metals, determined by the customer's design requirements, can be brush plated onto metal surfaces. Metals available using SIFCO Process solutions include: cadmium, cobalt, copper, nickel, tin and zinc. Precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also available. The Metal Finishing Group has also developed a number of alloy-plating solutions including: nickel-cobalt, nickel-tungsten, cobalt-tungsten, and tin-zinc. It also offers a complete line of functional chromic, sulfuric, hard coat, phosphoric and boric-sulfuric anodizing finishes and electropolishing. The Metal Finishing Group's process has a wide range of both manufacturing and repair applications to functionally enhance, protect or restore the underlying component. The process is environmentally friendlier than traditional plating methods because it does not require the use of tanks and, therefore, it generates minimal waste.

While the Metal Finishing Group offers the equipment and solutions to customers so that they can conduct their own selective electrochemical finishing operations, it also offers to provide services to customers that either do not want to invest in the equipment, do not want to have responsibility for hazardous materials, or who have decided to outsource non-core operations. Selective electrochemical finishing services occur either at one of the Group's job shop service facilities or at the customer's site by manual or fully automated processes. Service facilities are located within a six-hour drive of most major industrial locations in the United States and in Europe.

The Metal Finishing Group generally has alternate sources for its raw materials, consisting primarily of various industrial chemicals and metal salts, as well as graphite anodes and other electronic components for equipment manufactured by the Group. There are multiple sources for all these materials and the Metal Finishing Group generally does not depend on a single source for the supply of its materials, so management believes that its sources are adequate for its business.

The Metal Finishing Group sells its products and services under the following brand names: SIFCO Process(R), Dalic(R), USDL(R) and Selectron(R), all of which are specified in military and industrial specifications. The Metal Finishing Group's manufacturing operations have ISO 9001:2001 and AS 9100A certifications. In addition a certain facility is NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Three of the service centers are FAA approved repair shops. Other Metal Finishing Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), FAA (Federal Aviation Administration), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).

Industry

While the Metal Finishing Group fits into the broad metal finishing industry, it fills a very specific niche where either engineering demands for finishing only selective areas of a component or scheduling requirements preclude other metal finishing options. The Metal Finishing Group's process is used to provide functional, engineered finishes, as opposed to decorative, to a variety of industries, including aerospace, heavy machinery, medical, petroleum exploration, electric power generation, pulp and paper, printing and railroad. The diversity of industries served helps to mitigate the impact of economic cycles on the segment.

Competition

Brush plating technology was developed in the 1940's in France. The industry is fragmented into numerous product and service suppliers, resulting in a competitive environment. The Metal Finishing Group attempts to differentiate itself from the competition by creating high value applications for larger, technically demanding customers. The Metal Finishing Group believes that it is the largest supplier of selective electrochemical finishing supplies and service in the world and the only supplier with strong technical and product development capabilities.

Customers

The Metal Finishing Group has a customer base of over 1,000 customers. However, approximately 20 customers, all of whom come from a variety of industries, account for approximately 50% of the Group's annual sales. In fiscal 2003, no one customer accounted for 10% or more of the Group's net sales. No material part of the Metal Finishing Group's business is seasonal.

Backlog of Orders

The Metal Finishing Group essentially had no backlog at September 30, 2003 and 2002.

4. General

For financial information concerning the Company's reportable segments see Note 13 of Notes to Consolidated Financial Statements included in Item 8.

C. ENVIRONMENTAL REGULATIONS

In common with other companies engaged in similar businesses, the Company is required to comply with various laws and regulations relating to the protection of the environment. The costs of such compliance have not had, and are not presently expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company and its subsidiaries under existing regulations and interpretations.

D. EMPLOYEES

The number of the Company's employees decreased from 643 at the beginning of fiscal year 2003 to 570 at the end of fiscal year 2003. The Company is a party to collective bargaining agreements with its hourly employees located at its Cleveland, Ohio; Minneapolis, Minnesota; and Cork, Ireland facilities. Management considers its relations with the Company's employees to be good.

E. NON-U.S. OPERATIONS

The Company's products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. Wholly-owned subsidiaries operate service and distribution facilities in Ireland, United Kingdom and France.

Financial information about the Company's U.S. and non-U.S. operations is set forth in Note 13 to the Consolidated Financial Statements included in Item 8.

As of September 30, 2003, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. During fiscal 2003, the Company received a distribution of $1.5 million from its non-U.S. subsidiaries. This distribution was used to repay a portion of the outstanding balance under the Company's revolving credit agreement. Effective October 1, 2000, the Company began to accrue U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

ITEM 2. PROPERTIES

The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2003 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

         o        The Turbine Component Services and Repair Group operates four
                  (4) facilities with a total of 196,000 square feet that are involved in the repair and remanufacture of aerospace and industrial turbine engine components. Three of these plants are located in Cork, Ireland (137,000 square feet) and one is in Minneapolis, Minnesota (59,000 square feet). A portion of the Minneapolis facility is also the site of some of the Repair Group's machining operations. All of these facilities are owned. The Repair Group ceased operations at the Tampa, Florida facility (68,000 square feet) during fiscal 2003 and is pursuing the sale of the facility.

         o The Aerospace Component Manufacturing Group operates in a single owned 262,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company's corporate headquarters.

         o The Metal Finishing Group is headquartered in an owned 30,000 square foot plant in Independence, Ohio. The Metal Finishing Group operates a leased 6,000 square foot plant in Redditch, England. The Metal Finishing Group also leases space for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Los Angeles (San Dimas), California; Tacoma (Fife), Washington; Houston, Texas; and Paris (Saint Maur Cedex), France (totaling approximately 31,000 square feet).

ITEM 3. LEGAL PROCEEDINGS

In addition to the matter noted below, in the normal course of business, the Company maybe involved in other pending legal actions. The Company cannot reasonably estimate future costs related to these matters and other matters that may arise, if any. Although it is possible that the Company's future operating results could be affected by future cost of litigation, it is management's belief at this time that such costs will not have a material adverse affect on the Company's consolidated financial position or results of operations.

         o The Company filed a complaint in Cuyahoga County Court of Common Pleas against the Company's insurance carrier on the grounds that it refused to provide indemnity to the Company for an employment action. The Company's complaint sought a declaratory judgment that the insurance carrier owes a duty to indemnify the Company with respect to the action. In March 2002, the Company received a Ruling on its Motion for Summary Judgment denying the Company's complaint. Management of the Company believed that the Court's Ruling on its Motion for Summary Judgment was not consistent with existing case law and, therefore, the Company appealed this decision to the Cuyahoga County Court of Appeals. However, because the outcome of this appeal was uncertain and the initial ruling was unfavorable, the Company provided $0.9 million in its second quarter fiscal 2002 financial statements, the full amount of this contingent obligation. In November 2002, the Cuyahoga County Court of Appeals reversed the Summary Judgment. In February 2003, the insurance carrier filed a Notice of Appeal with the Ohio Supreme Court and asked the Court to exercise its discretionary jurisdiction and hear an appeal of the Court of Appeal's November 2002 decision. In May 2003, the Ohio Supreme Court accepted jurisdiction to hear the appeal pending the outcome of a similar case already pending before the Court. In July 2003, the Ohio Supreme Court dismissed the insurance carrier's appeal as having been improvidently allowed. The insurance carrier filed a motion for reconsideration, which the Court denied in September 2003, thereby concluding this matter in favor of the Company. Because of the favorable resolution of this matter, the Company reversed the $0.9 million contingent obligation in its fourth quarter fiscal 2003 financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2003 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company.

  Name                          Age        Title and Business Experience
  ----                          ---        -----------------------------
Jeffrey P. Gotschall (1)         55        Chairman of the Board since 2001; Director of the Company since 1986;
                                           Chief Executive Officer since 1990; President from 1989 to 2002; Chief
                                           Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component
                                           Services.

Timothy V. Crean                 55        President and Chief Operating Officer since 2002; Executive Vice-President of SIFCO Industries, Inc. from 1998 to 2002; Managing Director of the
                                           SIFCO Turbine Components Services and Repair Group from 1995 to 2002, and Managing Director of SIFCO Turbine Components, Ltd. from 1986 to 2002.

Frank A. Cappello                45        Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals
                                           Inc, a commodity chemical manufacturer, from August 1990 to December
                                           1991 and from June 1992 to February 2000, last serving as Vice President
                                           Finance and Administration and Chief Financial Officer; and previously
                                           KPMG LLP, last serving as a Senior Manager in its Assurance Group.

Hudson D. Smith (1)              52        Executive Vice President since September 2003 and Director of the
                                           Company since 1988. Mr. Smith has served as Treasurer of the Company since 1983. Mr. Smith previously served as President of the Aerospace
                                           Component Manufacturing Group from 1998 to 2003; Vice President and
                                           General Manager of SIFCO Forge Group from 1995 to 1997; General
                                           Manager of SIFCO Forge Group's Cleveland Operations from 1989 to 1995 and Group General Sales Manager of SIFCO Forge Group from 1985 to 1989.

Carolyn J. Buller, Esq.          48        Secretary and General Counsel since 2000.  Ms. Buller is a partner in the law firm of Squire, Sanders & Dempsey LLP, and has been an attorney with the firm since 1981.

Remigijus H. Belzinskas          47        Corporate Controller since 2000. Prior to joining the Company, Mr.
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

(1) Hudson D. Smith and Jeffrey P. Gotschall are cousins.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Shares are traded on the American Stock Exchange under the symbol "SIF". The following table sets forth, for the periods indicated, the high and low closing sales price for the Company's Common Shares as reported by the American Stock Exchange.

                                                  YEARS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                                  2003               2002
                                            ----------------    ----------------
                                             HIGH      LOW       HIGH      LOW
                                            ------    ------    ------    ------
First Quarter ..........................    $ 3.20    $ 2.30    $ 5.70    $ 4.50
Second Quarter .........................      2.60      1.50      5.95      4.55
Third  Quarter .........................      2.65      1.35      5.94      5.15
Fourth Quarter .........................      2.49      1.85      5.15      2.85

The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. The Company's ability to declare or pay cash dividends is limited by its credit agreement covenants. At November 11, 2003, there were approximately 781 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Transfer Agent and Registrar, which maintains its corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.


                                                                             YEARS ENDED SEPTEMBER 30,
                                                           ----------------------------------------------------------
                                                             2003         2002         2001         2000        1999
                                                           --------     --------     --------    --------    --------
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales ..............................................   $ 79,939     $ 80,033     $105,633    $106,138    $115,490
Income (loss) before income tax provision (benefit) ....     (5,373)     (13,448)       4,668       2,479       4,105
Income tax provision (benefit) .........................        (26)      (1,462)       1,694          57         332
Net income (loss) ......................................     (5,347)     (11,986)       2,974       2,422       3,773
Net income (loss) per share (basic) ....................      (1.02)       (2.30)        0.58        0.47        0.73
Net income (loss) per share (diluted) ..................      (1.02)       (2.30)        0.58        0.47        0.72
Cash dividends per share ...............................         --           --           --        0.20        0.20

SHARES OUTSTANDING AT YEAR END .........................      5,226        5,258        5,237       5,134       5,193

BALANCE SHEET DATA
Working capital ........................................   $ 16,439     $ 19,485     $ 36,943    $ 28,676    $ 31,924
Property, plant and equipment, net .....................     25,704       29,106       29,383      29,009      31,392
Total assets ...........................................     61,678       69,642       86,596      80,500      88,662
Long-term debt, net of current maturities ..............      9,033       11,093       15,107      11,962      12,985
Total shareholders' equity .............................     30,281       37,735       49,374      45,500      50,046
Shareholders' equity per share .........................       5.79         7.18         9.43        8.86        9.64

FINANCIAL RATIOS
Return on beginning shareholders' equity ...............      (14.2)%      (24.3)%        6.5%        4.8%        7.6%
Long-term debt to equity percent .......................       29.8 %       29.4 %       30.6%       26.3%       25.9%
Current ratio ..........................................        2.1          2.2          3.3         2.6         2.6

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

A. RESULTS OF OPERATIONS

1. Fiscal Year 2003 Compared With Fiscal Year 2002

Fiscal 2003 net sales of $79.9 million were essentially comparable to fiscal 2002 net sales of $80.0 million. Net loss for fiscal 2003 was $5.3 million, or $1.02 per diluted share, compared with net loss of $12.0 million, or $2.30 per diluted share, in fiscal 2002.

Turbine Component Services and Repair Group ("Repair Group")

The Repair Group, which accounted for 51.0% of the Company's business in fiscal 2003, had net sales of $40.7 million, up 11.5% from the $36.5 million in fiscal 2002. Turbine engine component manufacturing and repair net sales increased $0.9 million to $32.5 million in fiscal 2003, compared with $31.6 million in fiscal 2002, reflecting a $2.3 million recovery in the fourth quarter of fiscal 2003. Demand for component repairs for both small and large aerospace turbine engines increased in fiscal 2003, compared with fiscal 2002. Such increased demand reflects a strong recovery relative to large aerospace turbine engines in the fourth quarter of fiscal 2003. This reflects a reduction in component repairs for older model large aerospace turbine engines offset by increased demand for component repairs for newer model large aerospace turbine engines. The reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued during 2003. Despite the increase in component repairs for newer model aerospace turbine engines, the commercial airline industry in general continues to experience reduced commercial flight hours, which determines the need for component repairs to newer model aerospace turbine engines. Lower demand for component repairs for industrial turbine engines partially offset the increase in demand for component repairs for both small and large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement turbine engine component repair services provided to customers, were up $3.3 million in 2003 to $8.2 million, compared with $4.9 million in fiscal 2002. The increase in replacement parts net sales is attributable to a change in product mix with certain major customers.

During fiscal 2003, the Repair Group's selling, general and administrative expenses decreased $1.8 million to $6.0 million, or 14.7% of net sales, from $7.8 million, or 21.4% of net sales, in fiscal 2002. Included in the $6.0 million of selling, general and administrative expenses in fiscal 2003 were charges aggregating $1.3 million related to equipment impairment and $0.4 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. Included in the $7.8 million of selling, general and administrative expenses in fiscal 2002 were $1.9 million of charges related to goodwill and equipment impairment, a $0.3 million increase in a contingency reserve related to a vendor dispute that was resolved during fiscal 2003, and $0.9 million of severance charges associated with the reduction of the Repair Group's capacity for the repairing of components related to older generation aerospace turbine engines. The remaining selling, general and administrative expenses of $4.3 million, or 10.5% of net sales, in fiscal 2003 were $0.4 million less than the remaining $4.7 million, or 12.9% of net sales, of such expenses in fiscal 2002.

The Repair Group's operating loss in fiscal 2003 decreased $6.2 million to $5.3 million from an $11.5 million loss in fiscal 2002. Included in the operating loss in fiscal 2003 were charges aggregating $1.3 million related to the impairment of equipment and $0.4 million of severance charges. Included in the operating loss in fiscal 2002 were charges aggregating $6.1 million related to inventory write-downs ($3.3 million), the impairment of goodwill ($0.7 million), and the impairment of equipment ($1.2 million); and the $0.9 million of severance charges. During the first quarter of fiscal 2002, the Repair Group performed an evaluation of its existing operations in light of the anticipated impacts on its business of the September 11, 2001 terrorist attacks. The principal result of this evaluation process was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation aerospace turbine engines, principally the JT8D. As a result of this decision, the Repair Group recognized, during fiscal 2002, the aforementioned charges. In addition, during fiscal 2002, the Repair Group increased, by $0.3 million, a contingency reserve related to the previously discussed vendor dispute. The Repair Group's $3.6 million operating loss, before the $1.7 million of aforementioned impairment and severance charges, during fiscal 2003 is a decrease of $1.5 million, when compared to the $5.1 million operating loss, before the $6.4 million of aforementioned impairment, severance, and contingency charges, during fiscal 2002. The reduced operating loss, before the aforementioned charges in both years, was primarily due to the positive impact on margins of a 40% increase in fiscal 2003 fourth quarter sales volumes for both component manufacturing and repair services and replacement parts. Partially offsetting the positive impact of the Repair Group's increased sales volumes in fiscal 2003 was the negative impact on margins of reduced pricing for its products. Such downward pressure on pricing is expected to continue, the magnitude of which is difficult to predict at this time.

During fiscal 2003, the euro had strengthened against the U.S. dollar when compared to fiscal 2002. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros and, therefore, as the euro strengthens, such costs are negatively impacted. During the first nine months of fiscal 2003, the Repair Group was able to hedge much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results. Had the Repair Group not hedged such exposure during the first nine months of fiscal 2003, its operating loss would have been greater by approximately $2.0 million during fiscal 2003. The impact on the Repair Group's operating results in the fourth quarter of fiscal 2003, the period during which it did not hedge much of its exposure to the strengthening euro, was higher operating costs of approximately $0.7 million related to its non-U.S. operations, when compared to the same fiscal 2002 period.

In an effort to curtail the Repair Group's operating losses, which stem primarily from its current excess capacity for component repairs, the Company ceased operations at its Tampa, Florida turbine engine component repair facility during fiscal 2003 and continues to optimize its remaining turbine engine component repair capacity through consolidation of operations and other productivity improvement efforts. The Repair Group is currently pursuing the sale of its Tampa, Florida facility.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales in fiscal 2003 decreased 10.4% to $29.7 million, compared with $33.2 million in fiscal 2002. For purposes of this discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for large aircraft decreased $1.7 million in fiscal 2003 to $2.1 million, compared with $3.8 million in fiscal 2002. Net sales of airframe components for small aircraft were $15.2 million in both fiscal 2003 and 2002. Net sales of turbine engine components for smaller aircraft declined $1.2 million to $10.5 million in fiscal 2003, compared with $11.7 million in fiscal 2002. $1.1 million of the aforementioned net sales decrease is attributable to a decrease in net sales to Rolls-Royce Corporation consisting primarily of components for small turbine engines, such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft. Net sales of non-aerospace related products decreased $0.3 million in fiscal 2003 to $1.0 million, compared with $1.3 million in fiscal 2002.

Certain of the ACM Group's products have both military and commercial aircraft applications. Net sales of airframe and turbine engine components for military applications increased $1.0 million to $15.3 million in fiscal 2003, compared with $14.3 million in fiscal 2002.

Selling, general and administrative expenses in fiscal 2003 were $1.5 million. The primary factor impacting the ACM Group's selling, general and administrative expenses is a $0.9 million reversal in fiscal 2003 of a charge that was recorded in the second quarter of fiscal 2002. Such charge was recorded in connection with an employment action and a related claim that was settled in favor of the Company during the fourth quarter of fiscal 2003. The Company had filed a claim against its insurance carrier for its failure to provide coverage. See Legal Proceedings in Item 3 above. Selling, general and administrative expenses, before the impact of this legal contingency reserve, were $2.4 million, or 8.0% of net sales, in fiscal 2003, compared with $2.5 million, or 7.4% of net sales, in fiscal 2002. Selling, general and administrative expenses in fiscal 2003 benefited by a reduction of $0.1 million in the ACM Group's bad debt expense, compared with fiscal 2002.

The ACM Group's operating income was $1.6 million in fiscal 2003, compared with an operating loss of $0.3 million in fiscal 2002. Operating results in fiscal 2003 were favorably impacted by the reversal of the $0.9 million legal contingency accrual, while operating results in fiscal 2002 were unfavorably impacted by the establishment of such legal contingency accrual as discussed above. Operating income, before the impact of this legal contingency reserve, was $0.8 million in fiscal 2003, compared with $0.5 million in fiscal 2002. Operating results were favorably impacted in fiscal 2003 by a $0.8 million decrease in variable tooling expenses and by a $0.2 million decrease in outside services expense. Such decreases were primarily attributable to the ACM Group's efforts to reduce such expenditures and to perform the work in-house. As noted previously, selling, general and administrative expenses in fiscal 2003 benefited by a reduction of $0.1 million in the ACM Group's bad debt expense, compared with fiscal 2002. These expense decreases were offset in part by a $0.4 million increase in energy expenses. The balance of the change in operating income is primarily attributable to the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses in fiscal 2003. During fiscal

2003, the ACM Group continued the cost containment and reduction actions initiated in fiscal 2002 to mitigate, in part, the impact of reduced revenues.

Metal Finishing Group

Net sales in fiscal 2003 decreased 8.0% to $9.5 million, compared with $10.3 million in fiscal 2002. In fiscal 2003, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased 10.7% to $5.3 million, compared with $5.9 million in fiscal 2002. In fiscal 2003, contract service net sales decreased 6.2% to $4.0 million, compared with $4.2 million in fiscal 2002. Net sales to customers in the power generation, general manufacturing, and aerospace industries decreased approximately $0.6 million, $0.4 million and $0.3 million, respectively, in fiscal 2003 due to overall weakness in these industries, compared with fiscal 2002. These net sales decreases were partially offset by an increase in net sales to customers in the automotive industry of approximately $0.5 million in fiscal 2003, compared with fiscal 2002, attributable primarily to increased net sales from existing customers in this industry.

Selling, general and administrative expenses were $2.9 million in both fiscal 2003 and 2002, or 31.1% and 28.0% of net sales, respectively. In fiscal 2003 selling, general and administrative expenses were negatively impacted by a $0.1 million increase in compensation expense and a $0.1 million increase in legal and professional expense, compared with fiscal 2002. These increases were offset by a $0.1 million decrease in employee incentive expense.

The Metal Finishing Group's operating income in fiscal 2003 was $0.8 million, compared with $1.5 million in fiscal 2002. Operating results were negatively impacted by a $0.1 million increase in legal and professional expense. This increase was offset by a $0.2 million decrease in total employee incentive expense in fiscal 2003, compared with fiscal 2002. The balance of the decrease in operating income is primarily attributable to the interplay between overall lower net sales in relation to fixed manufacturing, selling, general and administrative expenses in fiscal 2003, compared with fiscal 2002.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.7 million in fiscal 2003, compared with $1.9 million in fiscal 2002. In fiscal 2003, corporate unallocated expenses were favorably impacted by lower corporate pension expense of $0.1 million due to the decision in fiscal 2003 to cease the accrual of future benefits under a defined benefit pension plan. Lower legal and professional and consulting expenses also favorably impacted corporate unallocated expenses in fiscal 2003, compared with fiscal 2002.

Other/General

Interest income was $0.1 million in fiscal 2003, compared with $0.3 million in fiscal 2002. The reduction of interest income is attributable to lower average cash and cash equivalent balances outstanding and to lower interest rates available from short-term investments during fiscal 2003, compared with fiscal 2002. Interest expense was $0.8 million in both fiscal 2003 and 2002. Term note interest expense decreased slightly in fiscal 2003, compared with fiscal 2002. The decrease in the weighted average term note outstanding balance of $6.3 million in fiscal 2003, compared with $7.5 million in fiscal 2002, was partially offset by an increase in the weighted average interest rate payable under the term note in fiscal 2003. Revolving credit agreement interest expense was comparable in both fiscal 2003 and 2002. The decrease in the interest rate payable under the revolving credit agreement was offset by an increase in the weighted average revolving credit agreement outstanding balance of $2.2 million in fiscal 2003, compared with $1.9 million in fiscal 2002. The interest rate payable under the industrial development variable rate demand revenue bond decreased in fiscal 2003, compared with fiscal 2002. The weighted average industrial development variable rate demand revenue bond outstanding balance during fiscal 2003 was $3.1 million, compared with $3.4 million in fiscal 2002.

Foreign currency exchange loss was $0.3 million in fiscal 2003, compared with nil in the comparable period in fiscal 2002. This loss is the result of foreign currency exchange rate fluctuations, resulting primarily from the decline in the value of the U.S. dollar in relation to the euro, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In fiscal 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The modest tax benefit recognized in fiscal 2003 is attributable to the realization of a residual portion of fiscal 2002's tax loss carryback in fiscal 2003 by one of the Company's non-U.S. subsidiaries.

2. Fiscal Year 2002 Compared With Fiscal Year 2001

In fiscal 2002, net sales decreased 24.2% to $80.0 million from $105.6 million in 2001. Net loss for the year ended September 30, 2002 was $12.0 million, or $2.30 per diluted share, compared with net income of $3.0 million, or $0.58 per diluted share, in fiscal 2001.

Turbine Component Services and Repair Group ("Repair Group")

The Repair Group, which accounted for 45.7% of the Company's business in fiscal 2002, had net sales of $36.5 million, down 32.8% from the $54.4 million level in 2001. Turbine engine component repair sales were down approximately $11.4 million in fiscal 2002 compared to fiscal 2001. Demand for component repairs for virtually all models of large aerospace turbine engines, especially the older model JT8D engines, was down in fiscal 2002 compared to fiscal 2001. The continued retirement and reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2001 was accelerated/exacerbated during fiscal 2002 as a direct consequence of the September 11, 2001 terrorist attacks on the United States, as many airlines chose to reduce capacity by retiring many of the older aircraft in their fleets. In addition, the impact of the terrorist attacks on the commercial airline industry in general has also resulted in the reduced demand for turbine engine component repairs for the CFM-56 (General Electric /Snecma), RB211 and Tay (both Rolls-Royce) engines due to reduced commercial flight demand, which determines the need for such repairs. However, higher demand for component repairs for smaller aerospace turbine engines and industrial turbine engines partially offset the decline in demand for component repairs for the large aerospace turbine engines. Revenues associated with the demand for replacement parts, which complement turbine engine component repair services provided to customers, were down approximately $6.5 million in fiscal 2002 compared to fiscal 2001 due principally to the reduced component repair volumes in general.

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

Operating income (loss) in fiscal 2002 decreased $14.1 million to an $11.5 million loss from $2.6 million of income in fiscal 2001. Included in the decreased operating results for fiscal 2002 were charges aggregating $6.1 million, $1.8 million of which were incurred in the fourth quarter, related to the impairment of inventory ($3.3 million), the impairment of goodwill ($0.7 million), the impairment of equipment ($1.2 million), and the $0.9 million of restructuring charges. During fiscal 2002, the Repair Group performed evaluations of its existing operations primarily in light of the current and anticipated impacts of the September 11, 2001 terrorist attacks on its business. The principal result of these evaluation processes was the decision to optimize/rationalize the Repair Group's multiple operations by reducing its capacity for the repair of certain turbine engine components, principally related to older generation JT8D turbine engines, and the Repair Group's decision to optimize the size of its workforce. As a result of these decisions, the Repair Group recognized, during fiscal 2002, the aforementioned charges. In addition, the Repair Group increased by $0.3 million, the reserve related to a vendor dispute. The remaining $7.7 million decrease in operating results during fiscal 2002, compared to fiscal 2001, was primarily due to the negative impact on margins of the significantly reduced sales volumes for turbine engine component repair services and related replacement parts. The restructuring actions taken by the Repair Group in fiscal 2002 are expected to have a positive impact on fiscal 2003 operating costs when compared to fiscal 2002. The Repair Group will continue to evaluate the need for additional optimization/rationalization of operations if and to the extent that the demand for turbine engine component repair services may not recover in the future.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales in fiscal 2002 decreased 18.9% to $33.2 million, compared with $40.9 million in fiscal 2001. For purposes of this discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of turbine engine components for small aircraft decreased $7.7 million in fiscal 2002 to $11.7 million, compared with $19.4 million in fiscal 2001. $7.4 million of the aforementioned net sales decrease is attributable to a decrease in net sales to Rolls-Royce Corporation of which $1.0 million is attributable to a reduction in selling prices and the balance consists of a decrease in net sales of primarily components for small turbine engines, such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft, as a direct consequence of reduced flight schedules, cancellation of aircraft orders, workforce reductions and declining financial performance of the airline industry as a consequence of the September 11, 2001 terrorist attacks on the United States. As a further consequence of the overall decline in the airline industry, net sales of airframe components for large aircraft decreased $1.8 million to $3.8 million in fiscal 2002, compared with $5.6 million in fiscal 2001. Net sales of turbine engine components for large aircraft decreased $0.8 million to $1.0 million in fiscal 2002, compared with $1.8 million in fiscal 2001. Net sales of non-aerospace related components in fiscal 2002 decreased approximately $0.7 million. These net sales decreases were partially offset by an increase in net sales of airframe components for small aircraft of $2.8 million to $15.3 million in 2002, compared with $12.5 million in fiscal 2001.

Certain of the ACM Group's products have both military and commercial aircraft applications. Net sales of airframe and turbine engine components for military applications increased $3.0 million to $14.3 million in fiscal 2002, compared with $11.3 million in fiscal 2001.

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

The ACM Group's operating loss in fiscal 2002 was $0.3 million, compared with operating income of $3.5 million in fiscal 2001. The ACM Group's operating results in fiscal 2002 were impacted by the $0.9 million legal accrual discussed above. In fiscal 2002, the ACM Group's operating income before legal accrual was $0.6 million, or 1.7% of net sales, compared with $3.5 million, or 8.5% of net sales, in fiscal 2001. The ACM Group's operating results in fiscal 2002 were also negatively impacted by a $1.0 million reduction in selling prices to Rolls-Royce Corporation, its largest customer, that was implemented during the first quarter of fiscal 2002 and is expected to affect future periods. Operating results were negatively impacted in 2002 by a $0.2 million LIFO provision, compared with a $0.1 benefit in 2001. The remaining $1.6 million decrease in operating income in fiscal 2002, compared with fiscal 2001, was primarily due to the negative impact on operating income of the reduced operating levels in 2002. Operating results as a percentage of net sales was negatively impacted in fiscal 2002 by the interplay between overall lower net sales in relation to fixed manufacturing costs. This was offset in part by lower material cost in 2002 due to product mix consisting of a greater percentage of products made from lower cost materials than in 2001. Fiscal 2002 operating results also benefited from lower utilization of outside services, such as heat-treating, as in-house capabilities were sufficient to support such requirements. During fiscal 2002, the ACM Group took a number of actions, including a salary freeze; cutbacks in discretionary spending and other cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues.

Metal Finishing Group

Net sales were $10.3 million in both fiscal 2002 and 2001. In fiscal 2002 product net sales, consisting of selective electrochemical finishing equipment and solutions, declined 7.2% to $5.9 million, compared with $6.4 million in fiscal 2001. Product net sales continued the decline that began in the first quarter of fiscal 2003 due to the overall weakness in most markets served by the Metal Finishing Group, including aerospace, power generation, petroleum, steel, and railroad industries. In fiscal 2002, contract service net sales increased 12.9% to $4.2 million, compared with $3.8 million in fiscal 2001. Overall, declines in net sales to commercial customers were offset by increased sales to military customers.

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

Foreign currency exchange gain was minimal in fiscal 2002, compared with a foreign currency exchange loss of $0.6 million in fiscal 2002. Effective October 1, 2001, the Company changed the functional currency of its Irish subsidiary from the local currency to the U.S. dollar. The functional currency was changed because a substantial majority of the subsidiary's transactions are now denominated in U.S. dollars.

Other expense increased $0.6 million in fiscal 2002, compared with fiscal 2001, as a result of a $0.8 million provision recorded in 2003 to adjust the amount of the unamortized portion of deferred grant revenue for a possible future repayment obligation due to the Company's recently reduced employment levels. See Note 4 to the consolidated financial statements for further discussion. This provision was partially offset by an increase in the amount of nonrefundable research and other grants received during fiscal 2002, compared with fiscal 2001, as well as a one-time gain from the sale of the ACM Group's interest in certain natural gas wells.

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

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $4.5 million at September 30, 2003 from $7.6 million at September 30, 2002. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. During fiscal 2003, the Company received a distribution of $1.5 million from its non-U.S. subsidiaries. This distribution was utilized to repay a portion of the outstanding balance under the Company's revolving credit agreement. Effective October 1, 2000, the Company began to accrue U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries in anticipation that distributions from such earnings, to the extent they may occur in the future, would result in an additional income tax liability. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

The Company's operating activities provided cash of $0.7 million in fiscal 2003, which was a decrease of 71.5% compared with $2.6 million in fiscal 2002. The decrease in cash provided by operating activities in fiscal 2003 is primarily due to (i) a $2.2 million increase in accounts receivable due to higher fourth quarter fiscal 2003 net sales, compared with fourth quarter fiscal 2002 net sales; and (ii) a net reduction in accrued liabilities and other long-term liabilities of $2.2 million that is primarily attributable to a $0.9 million reversal of the ACM Group's legal contingency accrual as a result of obtaining a favorable court ruling (See Legal Proceedings in Item 3 above) and a $0.8 million payment of accrued severance. This was partially offset by (i) an increase in accounts payable of $2.4 million that is primarily attributable to the impact of extended payment terms negotiated with vendors during fiscal 2003 and (ii) income tax refunds of $1.4 million received by the Company during fiscal 2003.

Capital expenditures were $2.1 million in fiscal 2003, compared with $5.0 million in fiscal 2002. Capital expenditures in fiscal 2003 consisted primarily of equipment to expand and diversify the Repair Group's repair capabilities, including heavy industrial turbine engine component repair. At September 30, 2003, the Company had outstanding commitments for capital expenditures totaling $0.4 million. The Company anticipates that total fiscal 2004 capital expenditures will approximate $3.1 million. Fiscal 2004 capital expenditures are anticipated to (i) provide increased range of manufacturing capabilities; (ii) automate certain machining operations; and (iii) enhance the Company's service and repair capabilities.

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. During fiscal 2003, the Company's Board of Directors adopted a resolution to cease accrual of future benefits under one of its defined benefit pension plans, which covers substantially all non-union employees of the Company's U.S. operations. The plan will otherwise continue. Because the unrecognized actuarial loss exceeded the curtailment gain, there was no income or expense recognized in 2003 related to these changes. In conjunction with the changes to the plan, the Company made certain enhancements to the defined contribution plan that is available to substantially all non-union employees of the Company's U.S. operations.

At September 20, 2003, the Company has a 15-year industrial development variable rate revenue bond outstanding, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The industrial development variable rate revenue bond requires annual principal payments ranging from $0.2 million in fiscal 2004 to $0.4 million in fiscal 2013. The interest rate is reset weekly based on prevailing tax-exempt money market rates. The interest rate at September 30, 2003 was 1.23%. The outstanding balance of the industrial development variable rate revenue bond at September 30, 2003 was $3.0 million. The bank's annual commitment fee on the standby letter of credit that collateralizes the industrial development bond is 2.75%, of the outstanding balance.

The ceasing of operations at the Tampa, Florida facility in fiscal 2003 has no impact on the tax-exempt status of the industrial development variable rate revenue bond. The eventual sale of the facility may result in one of the following occurring: (i) repayment of the industrial development variable rate revenue bond; (ii) continued servicing of the industrial development variable rate revenue bond by the Company; or (iii) assumption of the industrial development variable rate revenue bond by the buyer of the facility. The ultimate use of the facility determines, in part, which options maybe available.

At September 30, 2003, the Company has a term note that is repayable in quarterly installments of $0.3 million through February 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at September 30, 2003 was 9.49%. The interest rate swap agreement has a notional amount equal to the amount owed under the term note and bears interest at a fixed rate of 5.99%. The outstanding balance of the term note at September 30, 2003 was $5.7 million.

At September 30, 2003, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on September 30, 2004 and bears interest at the bank's base rate plus 0.50%. The interest rate was 4.5% at September 30, 2003. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2003, the outstanding balance under the revolving credit agreement was $1.8 million and the Company had $2.9 million available under its $6.0 million revolving credit agreement.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that limit the amount of annual capital expenditures and require maintenance of certain specified financial ratios, including a minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio. During fiscal 2003, the Company entered into agreements with its bank to waive
(i) the interest coverage ratio covenant for the period ended September 30, 2002 through the period ended December 31, 2004; (ii) the minimum tangible net worth covenant for the period ended September 30, 2002; and (iii) the capital expenditure limitation for the year ended September 30, 2002.

On November 26, 2003, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's $6.0 million revolving credit agreement to March 31, 2005. The amendment waives and terminates all of the Company's credit agreements' financial covenants in their entirety. New covenants are substituted for the terminated covenants: minimum tangible net worth level and a minimum adjusted fixed charge coverage to EBITDA ratio. In addition, the definition of eligible collateral against which the Company may borrow on its revolving credit agreement was amended. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2003.

The Company believes that cash flow from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2004. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C. OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on the Company's financial position or results of operations.

D. OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's outstanding contractual obligations and other commercial commitments at September 30, 2003, and the effect such obligations are expected to have on liquidity and cash flow in future periods. (Amounts in thousands)

                                                    PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------------
                                               LESS THAN                           MORE THAN
CONTRACTUAL OBLIGATIONS              TOTAL       1 YEAR    1-3 YEARS   3-5 YEARS    5 YEARS
-----------------------            ---------   ---------   ---------   ---------   ---------
Long-term debt .................   $  10,484   $   1,451   $   6,807   $     573   $   1,653
Capital lease obligations ......          --          --          --          --          --
Operating lease obligations ....       1,007         258         359         253         136
Purchase obligations ...........          --          --          --          --          --
Other long-term liabilities ....          --          --          --          --          --
                                   ---------   ---------   ---------   ---------   ---------

     Total .....................   $  11,491   $   1,709   $   7,166   $     826   $   1,789
                                   =========   =========   =========   =========   =========

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2003 for raw materials and supplies required in the normal course of business.

E. OUTLOOK

The Company's business continues to be heavily dependent upon the strength of the commercial airlines as well as the aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups' businesses. The air transport industry's long-term outlook has, for many years, been one of continued growth. Such outlook suggested the need for additional aircraft and growth in the requirement for aircraft and engine repairs.

The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers have announced reductions in forecasted aircraft deliveries in the next few years as a result of reduced demand, and many airlines cancelled or rescheduled deliveries of new aircraft to which they had previously committed. In addition, the financial condition of many airlines in the U.S. and throughout the world is weak. The U.S. airline industry has made requests for U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others have announced major restructuring initiatives, including significant reductions in service and grounding of aircraft. This reduction in the demand for passenger travel and aircraft deliveries, and the increase in the number of idle aircraft, the number of which is skewed heavily toward older models, resulted in a decrease in orders and, therefore, negatively impacted the ACM and Repair Groups' net sales, operating results, and cash flows in fiscal 2003. This was due to the concentration of the ACM Group providing new parts for aircrafts and engines, and the Repair Group providing replacement parts and component repair services for the engines that power these aircraft. Declines in the commercial airline, aircraft and related engine industries have been partially offset by increases in U.S. military spending for aircraft and related components. The ACM business supplies new and spare components for military aircraft. Increases in military component demand have partially offset the decreases in commercial aerospace component net sales.

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

F. CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. The Company evaluates the adequacy of its allowances for doubtful accounts each quarter based on the customers' credit-worthiness, current economic trends or market conditions, past collection history, aging of outstanding accounts receivable and specific identified risks.

Inventories

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains formal policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory on a part-by-part basis. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order.

Impairment of Long-Lived Assets (excluding goodwill)

The Company at least annually reviews the carrying value of its long-lived assets, including property, plant and equipment, or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

The Company has a significant amount of property, plant and equipment. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves judgment. The Company believes that its estimate of future undiscounted cash flows is a critical accounting estimate because (i) it requires the Company to make assumptions about future results and (ii) the impact of recognizing an impairment charge could have a material impact on the Company's financial position and results of operations.

In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts; and projected proceeds upon disposal of long-lived assets. The Company's budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition.

The Company believes that its estimates of future undiscounted cash flows and fair value are reasonable; however, changes in estimates of such undiscounted cash flows and fair value could change the Company's estimates of fair value. Further, actual results can differ significantly from assumptions used by the Company in making its estimates. Future changes in the Company's estimates could result in future impairment charges.

Goodwill

All of the Company's net goodwill of $2.6 million at September 30, 2003 is attributable to the Company's Metal Finishing Group. The Company evaluates its goodwill for impairment annually. Accounting standards require goodwill to be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the segment. If the fair value of the segment exceeds its book value, goodwill of the segment is not considered impaired.

To estimate the fair value of the Metal Finishing Group, the Company computed the segment's projected debt free cash flows related to future periods. Applying present value techniques to the debt free cash flow information the Company estimated the fair value of the segment. As a result, the Company determined that the fair value of the Metal Finishing Group exceeded its book value. As a consequence, the Company concluded that the Metal Finishing Group's goodwill was not impaired at September 30, 2003.

The Company believes that its estimate of the Metal Finishing Group's projected debt free cash flows is a critical accounting estimate because (i) it requires the Company to make assumptions about future results and (ii) the impact of recognizing an impairment of goodwill could have a material impact on the Company's financial position and results of operations.

In projecting debt free cash flow, the Company relied on internal budgets and forecasts. The Company's budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition.

The Company believes that its estimate of future debt free cash flows and fair value are reasonable; however, changes in estimates of future debt free cash flows and fair value could effect the valuations. Any increase in projected debt free cash flow beyond the amounts used in the impairment evaluation would have no impact on the reported value of goodwill. However, if the Company reduced its projections of debt free cash flow by 35%, the resulting fair value of the Metal Finishing Group would have been such that the Company would have been required to recognize a goodwill impairment loss of approximately $2.6 million.

Valuation of deferred tax allowance

The Company accounts for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2003, the Company's net deferred tax asset before any valuation allowance was $3.4 million.

At September 30, 2003, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $3.4 million based on an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

G. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment by applying a fair value based test upon adoption and on an annual basis thereafter. The Company completed its tests for impairment and concluded that goodwill was not impaired at adoption on October 1, 2002 and at September 30, 2003. Other than the cessation of goodwill amortization, the adoption of this standard did not have an impact on the Company's financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. This standard requires that those financial instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

H. FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operation, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine engine component services and repair markets;
(3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) successful development and market introductions of new products, including an advanced coating technology and the continued development of industrial turbine repair processes; (6) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary way to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to failure of airlines, engine overhaul companies and other aerospace related industries; the reduced number of aircraft in service; and the accelerated declining use of older model aerospace turbine engines such as the JT8D; (9) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (10) continued reliance on several major customers for revenues; (11) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (12) the difficulty in predicting the timing and outcome of legal proceedings; and (13) stable government, business conditions, laws, regulations and taxes in economies where business is conducted.

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

The Company believes that inflation has not materially affected its results of operations in 2003, and does not expect inflation to be a significant factor in fiscal 2004.

A. FOREIGN CURRENCY RISK

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2003, there were no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At September 30, 2003, the Company's assets and liabilities denominated in British pounds and the euro were as follows (Amounts in thousands):

                                  BRITISH POUNDS     EURO
                                  --------------     -----
Cash and cash equivalents ....          715          1,136
Accounts receivable ..........          372            207
Accounts payable .............           90          1,384
Accrued liabilities ..........           57             28

B. INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note, a revolving credit agreement and industrial development variable rate demand revenue bond. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note. If interest rates were to increase or decrease 100 basis points (1%) from September 30, 2003 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bond, annual interest expense to the Company would increase or decrease $0.05 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for the year ended September 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 26, 2001.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2003 to conform to Statement of Financial Accounting Standards No. 142.

As discussed above, the consolidated financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those consolidated financial statements have been revised as follows:


         1. As described in Note 1, these consolidated financial statements have been revised to include the disclosure required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123", which was adopted by the Company in the first quarter of 2003. Our audit procedures with respect to 2001 included (a) agreeing the adjustments to reported net income representing stock compensation expense (including any related tax effects) to the Company's underlying records obtained from management, and
                  (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related earnings-per-share amounts.

         2. As described in Note 1, these consolidated financial statements have been revised to include the transition disclosures required by Statement of Financial Accounting Standards; No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of October 1, 2002. Our audit procedures with respect to 2001 included (a) agreeing previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized relating to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related earnings-per-share amounts.

In our opinion, such disclosures and reclassifications are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and reclassifications, and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.



/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2003,
(except for the last paragraph of Note 5, as to which the date is November 26, 2003)








        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries

In connection with our audit of the consolidated financial statements of SIFCO Industries, Inc. and Subsidiaries referred to in our report dated October 29, 2003, which is incorporated in this Form 10-K, we have also audited Schedule II for the years ended September 30, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statements of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2001 and for the year ended September 30, 2001, were audited by other auditors who have ceased operations and whose report dated October 26, 2001, stated that the information in Schedule II as of September 30, 2001 and for the year ended September 30, 2001 is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2003

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

/s/ ARTHUR ANDERSEN LLP


Cleveland, Ohio,
October 26, 2001.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEARS ENDED SEPTEMBER 30,
                                                                 --------------------------------
                                                                   2003        2002        2001
                                                                 --------    --------    --------
Net sales ....................................................   $ 79,939    $ 80,033    $105,633
Operating expenses:
   Cost of goods sold ........................................     72,380      76,331      86,761
   Selling, general and administrative expenses ..............     12,172      15,952      12,960
                                                                 --------    --------    --------

      Total operating expenses ...............................     84,552      92,283      99,721
                                                                 --------    --------    --------

         Operating income (loss) .............................     (4,613)    (12,250)      5,912

Interest income ..............................................       (106)       (258)       (530)
Interest expense .............................................        827         838       1,189
Foreign currency exchange loss (gain), net ...................        345         (34)        568
Other expense (income), net ..................................       (306)        652          17
                                                                 --------    --------    --------

      Income (loss) before income tax provision (benefit) ....     (5,373)    (13,448)      4,668
Income tax provision (benefit) ...............................        (26)     (1,462)      1,694
                                                                 --------    --------    --------

         Net income (loss) ...................................   $ (5,347)   $(11,986)   $  2,974
                                                                 ========    ========    ========

Net income (loss) per share (basic) ..........................   $  (1.02)   $  (2.30)   $   0.58
Net income (loss) per share (diluted) ........................   $  (1.02)   $  (2.30)   $   0.58

Weighted-average number of common shares (basic) .............      5,252       5,219       5,144
Weighted-average number of common shares (diluted) ...........      5,252       5,236       5,165


See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  SEPTEMBER 30,
                                                                              --------------------
                                                                                2003        2002
                                                                              --------    --------
                                     ASSETS
Current Assets:
     Cash and cash equivalents ............................................   $  4,524    $  7,583
     Receivables, net .....................................................     16,648      14,505
     Inventories ..........................................................      9,184      10,701
     Refundable income taxes ..............................................         23       1,423
     Prepaid expenses and other current assets ............................        473       1,501
                                                                              --------    --------
               Total current assets .......................................     30,852      35,713

Property, plant and equipment:
     Land .................................................................        859         859
     Buildings ............................................................     19,455      19,402
     Machinery and equipment ..............................................     59,858      59,763
                                                                              --------    --------
                                                                                80,172      80,024
     Less - accumulated depreciation ......................................     54,468      50,918
                                                                              --------    --------

               Property, plant and equipment, net .........................     25,704      29,106

Other assets:
     Goodwill and other intangible assets, net ............................      2,574       2,574
     Other assets .........................................................      2,548       2,249
                                                                              --------    --------
              Total other assets ..........................................      5,122       4,823
                                                                              --------    --------
                    Total assets ..........................................   $ 61,678    $ 69,642
                                                                              ========    ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt .................................   $  1,451    $  1,440
     Accounts payable .....................................................      6,491       4,130
     Accrued liabilities ..................................................      6,471      10,658
                                                                              --------    --------

              Total current liabilities ...................................     14,413      16,228

Long-term debt, net of current maturities .................................      9,033      11,093

Other long-term liabilities ...............................................      7,951       4,586

Shareholders' equity:
     Serial preferred shares, no par value, authorized 1,000 shares .......         --          --
     Common shares, par value $1 per share, authorized 10,000 shares;
            issued 5,294 shares in 2003 and 5,358 shares in 2002;
            outstanding 5,226 shares in 2003 and 5,258 shares in  2002 ....      5,294       5,358
     Additional paid-in capital ...........................................      6,661       6,936
     Retained earnings ....................................................     28,282      33,629
     Accumulated other comprehensive loss .................................     (9,247)     (7,034)
     Unearned compensation - restricted common shares .....................       (309)       (562)
     Common shares held in treasury at cost, 68 shares in 2003 and
          100 shares in 2002 ..............................................       (400)       (592)
                                                                              --------    --------
              Total shareholders' equity ..................................     30,281      37,735
                                                                              --------    --------

                       Total liabilities and shareholders' equity .........   $ 61,678    $ 69,642
                                                                              ========    ========

See notes to consolidated financial statements.

                   SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                                     --------------------------------
                                                                                       2003        2002        2001
                                                                                     --------    --------    --------
Cash flows from operating activities:
     Net income (loss) ...........................................................   $ (5,347)   $(11,986)   $  2,974
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
               Depreciation and amortization .....................................      4,183       4,706       4,368
               Loss (gain) on disposal of property, plant and equipment ..........         34          (7)        160
               Deferred income taxes .............................................         --          15       1,286
               Asset impairment charges ..........................................      1,309       5,160          --

               Changes in operating assets and liabilities:
                    Receivables ..................................................     (2,143)      4,200       1,205
                    Inventories ..................................................      1,517       4,054       2,081
                    Refundable income taxes ......................................      1,400      (1,423)         --
                    Prepaid expenses and other current assets ....................         (7)       (923)         84
                    Other assets .................................................       (408)       (563)       (119)
                    Accounts payable .............................................      2,361      (2,588)     (2,268)
                    Accrued liabilities ..........................................     (4,187)      1,916         176
                    Other long-term liabilities ..................................      2,026          28        (886)
                                                                                     --------    --------    --------

                         Net cash provided by operating  activities ..............        738       2,589       9,061


Cash flows from investing activities:
               Capital expenditures ..............................................     (2,149)     (5,043)     (4,082)
               Decrease in funds held by trustee for capital project .............         --          92         438
               Proceeds from sale of property, plant and equipment ...............        158         105          --
               Other .............................................................        137          99          44
                                                                                     --------    --------    --------

                         Net cash used for investing activities ..................     (1,854)     (4,747)     (3,600)


Cash flows from financing activities:
               Proceeds from revolving credit agreement ..........................     31,770      24,735      30,132
               Repayments of revolving credit agreement ..........................    (32,393)    (27,309)    (25,557)
               Repayments of long-term debt ......................................     (1,440)     (1,430)     (1,420)
               Repurchase of common shares .......................................         --        (143)         --
               Proceeds from other indebtedness ..................................         14          --          --
               Issuance of common shares .........................................         --          --          13
               Share transactions under restricted stock program .................        106         101          --
                                                                                     --------    --------    --------
                         Net cash provided by (used for) financing activities ....     (1,943)     (4,046)      3,168
                                                                                     --------    --------    --------

Increase (decrease) in cash and cash equivalents .................................     (3,059)     (6,204)      8,629
Cash and cash equivalents at beginning of year ...................................      7,583       3,787       4,687
Effect of exchange rate changes on cash and cash equivalents .....................         --          --         471
                                                                                     --------    --------    --------

                        Cash and cash equivalents at end of year .................   $  4,524    $  7,583    $ 13,787
                                                                                     ========    ========    ========

Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................................   $   (750)   $   (845)   $ (1,082)
     Cash recovered from (paid for) income taxes, net ............................      1,449        (573)        460

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               ACCUMULATED                  COMMON
                                                       ADDITIONAL                 OTHER                     SHARES       TOTAL
                                               COMMON   PAID-IN    RETAINED   COMPREHENSIVE     UNEARNED    HELD IN   SHAREHOLDERS'
                                               SHARES   CAPITAL    EARNINGS   INCOME (LOSS)   COMPENSATION  TREASURY     EQUITY
                                               ------  ----------  --------   -------------   ------------  --------  -------------
BALANCE - SEPTEMBER 30, 2000                   $5,205  $  6,413    $ 42,641   $     (8,310)   $         --  $  (449)  $    45,500
Comprehensive income (loss):
  Net income ................................      --        --       2,974             --              --        --        2,974
  Foreign currency translation adjustment ...      --        --          --          1,191              --        --        1,191
  Unrealized loss on interest rate swap
    agreement, net of income tax benefit
    of $156 .................................      --        --          --           (304)             --        --         (304)
                                                                                                                      -----------
      Total comprehensive income ............                                                                               3,861

Shares issued to vendor as payment for
  services ..................................       3        10          --             --              --        --           13
Shares issued under restricted stock plan ...     100       360          --             --            (460)       --           --
                                               ------  --------    --------   ------------    ------------  --------  -----------

BALANCE - SEPTEMBER 30, 2001 ................  $5,308  $  6,783    $ 45,615   $     (7,423)   $       (460) $   (449) $    49,374

Comprehensive income (loss):
  Net loss ..................................      --        --     (11,986)            --              --        --      (11,986)
  Foreign currency translation adjustment ...      --        --          --            112              --        --          112
  Currency exchange contract adjustment .....      --        --          --          1,035              --        --        1,035
  Unrealized loss on interest rate swap
    agreement, net of income tax provision
    of $156 .................................      --        --          --           (254)             --        --         (254)
    Minimum pension liability adjustment ....      --        --          --           (504)             --        --         (504)
                                                                                                                      -----------
      Total comprehensive loss ..............                                                                             (11,597)

Shares repurchased and held in treasury ....       --        --          --             --              --      (143)        (143)
Share transactions under restricted
  stock plan ...............................       50       153          --             --            (102)       --          101
                                               ------  --------    --------   ------------    ------------  --------  -----------

BALANCE - SEPTEMBER 30, 2002 ................  $5,358  $  6,936    $ 33,629   $     (7,034)   $       (562) $   (592) $    37,735

Comprehensive income (loss):
  Net loss ..................................      --        --      (5,347)            --              --        --       (5,347)
  Foreign currency translation adjustment ...      --        --          --            162              --        --          162
  Currency exchange contract adjustment .....      --        --          --         (1,035)             --        --       (1,035)
  Unrealized gain on interest rate swap
    agreement ...............................      --        --          --            169              --        --          169
  Minimum pension liability adjustment ......      --        --          --         (1,509)             --        --       (1,509)
                                                                                                                      -----------
        Total comprehensive loss ............                                                                              (7,560)
Share transactions under restricted stock
   plan .....................................     (64)     (275)         --             --             253       192          106
                                               ------  --------    --------   ------------    ------------  --------   ----------
BALANCE - SEPTEMBER 30, 2003 ................  $5,294  $  6,661    $ 28,282   $     (9,247)   $       (309) $   (400)  $   30,281
                                               ======  ========    ========   ============    ============  ========   ==========

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

D. INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 28% and 35% of the Company's inventories at September 30, 2003 and 2002, respectively. Cost is determined using the specific identification method for approximately 33% of the Company's inventories at September 30, 2003 and 2002. The first-in, first-out ("FIFO") method is used to value the remainder of the Company's inventories.

E. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line method, except for certain divisions, which use the declining balance method. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: buildings and building improvements: 5 to 50 years and machinery and equipment, including office and computer equipment: 3 to 20 years.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment by applying a fair value based test upon adoption and on an annual basis thereafter. The Company completed its tests for impairment and concluded that goodwill was not impaired at adoption of SFAS No. 142 on October 1, 2002 and at September 30, 2003. Other than the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have an impact on the Company's financial position or results of operations.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table presents pro forma net income (loss) and net income (loss) per share information as if SFAS No. 142 had been adopted on October 1, 2000.

                                                                                YEARS ENDED SEPTEMBER 30,
                                                                         --------------------------------------
                                                                             2003          2002         2001
        Net income (loss) as reported ................................   $   (5,347)   $  (11,986)   $    2,974
        Goodwill amortization ........................................           --            93           116
                                                                         ----------    ----------    ----------
                  Pro forma net income (loss) ........................   $   (5,347)   $  (11,893)   $    3,090
                                                                         ==========    ==========    ==========

        Basic net income (loss) per share:
             Net income (loss) as reported ...........................   $    (1.02)   $    (2.30)   $     0.58
             Goodwill amortization ...................................           --          0.02          0.02
                                                                         ----------    ----------    ----------
                   Pro forma net income (loss) per share (basic) .....   $    (1.02)   $    (2.28)   $     0.60
                                                                         ==========    ==========    ==========

        Diluted net income (loss) per share:
             Net income (loss) as reported ...........................   $    (1.02)   $    (2.30)   $     0.58
             Goodwill amortization ...................................           --          0.02          0.02
                                                                         ----------    ----------    ----------
                  Pro forma net income (loss) per share (diluted) ....   $    (1.02)   $    (2.28)   $     0.60
                                                                         ==========    ==========    ==========

Prior to the adoption of SFAS No. 142 in fiscal 2003, goodwill was amortized using the straight-line method over 40 years. Other intangible assets included a 10-year non-compete agreement with the former owner of an acquired company. This asset, which became fully amortized during 2002, was amortized using the straight-line method over 10 years. At September 30, 2003 and 2002, accumulated amortization of goodwill and other intangible assets was $881.

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

I. NEW ACCOUNTING STANDARDS

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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" ("EITF No. 94-3"). SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF No. 94-3, a liability for exit costs as defined in EITF No. 94-3 is recognized at the date of an entity's commitment to an exit plan. Beginning January 1, 2003, the Company recognizes liabilities associated with exit or disposal activities as they are incurred in accordance with SFAS No. 146.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments, which under previous guidance, issuers could account for as equity. This standard requires that those financial instruments be classified as liabilities in statements of financial position. This standard is effective for interim periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

J. STOCK-BASED COMPENSATION

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

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                     --------------------------------------
                                                                        2003          2002          2001
                                                                     ----------    ----------    ----------
Net income (loss) as reported ....................................   $   (5,347)   $  (11,986)   $    2,974

Less:  Stock-based compensation expense determined
       under fair value based method for all awards, net
       of related tax effects ....................................          138           171           153
                                                                     ----------    ----------    ----------

Pro forma net income (loss) as if the fair value based method
       had been applied to all awards ............................   $   (5,485)   $  (12,157)   $    2,821
                                                                     ==========    ==========    ==========

Net income (loss) per share:

       Basic - as reported .......................................   $    (1.02)   $    (2.30)   $     0.58
       Basic - pro forma .........................................   $    (1.04)   $    (2.33)   $     0.55
       Diluted - as reported .....................................   $    (1.02)   $    (2.30)   $     0.58
       Diluted - pro forma .......................................   $    (1.04)   $    (2.33)   $     0.55

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

K. USE OF ESTIMATES

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

L. CONCENTRATIONS OF CREDIT RISK

Receivables are presented net of allowance for doubtful accounts of $1,045 and $1,250 at September 30, 2003 and 2002, respectively. Bad debt expense totaled $114, $481 and $1,098 in fiscal 2003, 2002 and 2001, respectively.

Most of the Company's receivables represent trade receivables due from manufacturers of turbine engines and aircraft components, airlines, and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 40% of the Company's sales in 2003 were to its 5 largest customers. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2003. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.

M. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes an interest rate swap agreement and from time-to-time foreign exchange rate contracts as part of the management of its interest rate and foreign currency exchange rate exposures. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific exposure. To qualify as a hedge, the item to be hedged must expose the Company to interest rate or foreign currency exchange risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive income (loss) in the shareholders' equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the consolidated statements of operations.

The Company uses an interest rate swap agreement to reduce risks related to variable-rate debt, which is subject to changes in the market rates of interest. These are designated as cash flow hedges. During 2003, the Company held one interest rate swap agreement with a notional amount of $5,700 at September 30, 2003. Cash flows related to the interest rate swap agreements are included in interest expense. The Company's interest rate swap agreement and its variable-rate term debt are based upon three-month LIBOR. During 2003, the interest rate swap agreement qualified as a fully effective cash flow hedge against the Company's variable-rate term note interest risk.

N. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $500, $500 and $400 for the years ended September 30, 2003, 2002 and 2001, respectively.

O. RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the 2003 consolidated financial statement presentation.

2. INVENTORIES

Inventories at September 30, consist of:

                                                          2003      2002
                                                        -------   -------
                     Raw materials and supplies .....   $ 2,537   $ 3,411
                     Work-in-process ................     3,028     3,525
                     Finished goods .................     3,619     3,765
                                                        -------   -------
                               Total inventories ....   $ 9,184   $10,701
                                                        =======   =======

If the FIFO method had been used for the entire Company, inventories would have been $3,230 and $3,114 higher than reported at September 30, 2003 and 2002, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. ACCRUED LIABILITIES

Accrued liabilities at September 30, consist of:

                                                       2003       2002
                                                     --------   --------
Accrued employee compensation and benefits .......   $  1,450   $  1,609
Accrued workers' compensation ....................      1,099      1,029
Accrued pension ..................................        684      1,040
Accrued severance ................................         37        752
Accrued income taxes .............................        354        415
Accrued royalties ................................      1,131        973
Accrued legal and professional ...................        416      1,388
Unamortized portion of deferred grant revenue ....         --      2,005
Other accrued liabilities ........................      1,300      1,447
                                                     --------   --------
          Total accrued liabilities ..............   $  6,471   $ 10,658
                                                     ========   ========

4. GOVERNMENT GRANTS

The Company receives grants from certain government entities as an incentive to invest in facilities, research and employees. Certain of these grants require that the Company maintain operations for up to ten years after receipt of grant proceeds in order to qualify for the full value of the benefits received. These amounts are recorded as deferred revenue when received. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. Training, research, marketing and other grants are recognized as income when received.

During 2002, the Company's workforce was impacted through attrition and staff reductions such that employment levels were reduced to amounts that were expected to remain, for the foreseeable future, below certain minimum levels as stipulated in certain employment related grant agreements. In certain circumstances, such employment level reductions may trigger an obligation for repayment of certain employment related grants. Accordingly, the Company recognized in 2002 a $770 provision to adjust the amount of the unamortized portion of deferred grant revenue and reclassified $2,005 of deferred grant revenue from other long-term liabilities to accrued liabilities.

During 2003, the Company renegotiated the terms of certain of its grant agreements. The amended agreements revised the minimum employment level threshold that could trigger repayment; provided for annual employment level performance reviews to commence in December 2004; extended the expiration date of certain grants; and cancelled any further grant payments under certain grant agreements. The Company accounted for this amendment by reclassifying $2,517 from accrued liabilities to other long-term liabilities in recognition of the fact that no grants are repayable during fiscal 2004. The Company has elected to treat this amount as an obligation and will not commence amortizing it into income until such time as it is more certain that the Company will not be required to repay a portion of these grants. Because these grants are denominated in euros, the Company will continue to adjust the balance in response to currency exchange rate fluctuations for as long as such grants are treated as an obligation.

The unamortized portion of deferred grant revenue was $3,063 and $2,645 at September 30, 2003 and 2002, respectively. As of September 30, 2003, the entire amount is included in other long-term liabilities. As of September 30, 2002, $2,005 is included in accrued liabilities, and $640 is included in other long-term liabilities. The Company recognized grant income of $133 in fiscal 2003, and net grant expense of $422 in fiscal 2002.

Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments, including the previously discussed unamortized portion of deferred grant revenue, was $6,160 and $4,902 at September 30, 2003 and 2002, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. LONG-TERM DEBT

Long-term debt at September 30, consists of:


                                                                  2003       2002
                                                                --------   --------
Term note payable to bank ...................................   $  5,700   $  6,900
Revolving credit agreement ..................................      1,775      2,398
Industrial development variable rate demand revenue bond ....      2,995      3,235
Other .......................................................         14         --
                                                                --------   --------

          Total debt ........................................     10,484     12,533
Less - current maturities ...................................      1,451      1,440
                                                                --------   --------
          Total long-term debt ..............................   $  9,033   $ 11,093
                                                                ========   ========


The term note is payable in quarterly installments of $300 through February 1, 2005 with the remaining balance of $3,900 due May 1, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at September 30, 2003 was 9.49%. The interest rate swap agreement has a notional amount equal to the amount owed under the term note and bears interest at a fixed rate of 5.99%.

The Company has a $6,000 revolving credit agreement, subject to sufficiency of collateral, that expires on September 30, 2004 and bears interest at the bank's base rate plus 0.50%. The interest rate was 4.50% at September 30, 2003. The daily average balance outstanding against the revolving credit agreement was $2,161 and $1,875 during 2003 and 2002, respectively. A commitment fee of 0.375% is incurred on the unused balance. At September 30, 2003, the Company had $2,912 available under its $6,000 revolving credit agreement.

The Company has a 15-year industrial development variable rate revenue bond outstanding, which was issued with an original face amount of $4,100 and was used to expand the Turbine Component Services and Repair Group's Tampa, Florida facility. The interest rate is reset weekly based on prevailing tax-exempt money market rates (1.23% at September 30, 2003). The industrial development variable rate revenue bond requires annual principal payments ranging from $250 in 2004 to $355 in 2013. The bank's annual commitment fee on the standby letter of credit that collateralizes the industrial development variable rate revenue bond is 2.75% of the outstanding balance.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that limit the amount of annual capital expenditures and require the maintenance of certain specified financial ratios, including minimum tangible net worth level, a maximum liability to tangible net worth ratio and an interest coverage ratio. During fiscal 2003, the Company entered into agreements with its bank to waive
(i) the interest coverage ratio covenant for the period ended September 30, 2002 through the period ended December 31, 2004; (ii) the minimum tangible net worth covenant for the period ended September 30, 2002; and (iii) the capital expenditure limitation for the year ended September 30, 2002.

On November 26, 2003, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's $6,000 revolving credit agreement to March 31, 2005. The amendment waives and terminates all of the Company's credit agreements' financial covenants in their entirety. New covenants are substituted for the terminated covenants: minimum tangible net worth level and a minimum adjusted fixed charge coverage to EBITDA ratio. In addition, the definition of eligible collateral against which the Company may borrow on its revolving credit agreement was amended. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2003.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. INCOME TAXES

The components of income (loss) before income tax provision (benefit) are as follows:

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                2003        2002        2001
                                                                              --------    --------    --------
         U.S ..............................................................   $ (3,189)   $ (8,369)   $    519
         Non-U.S ..........................................................     (2,184)     (5,079)      4,149
                                                                              --------    --------    --------

                  Income (loss) before income tax provision (benefit) .....   $ (5,373)   $(13,448)   $  4,668
                                                                              ========    ========    ========

         The income tax provision (benefit) consists of the following:

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                2003        2002        2001
                                                                              --------    --------    --------
         Current income tax provision (benefit):
              U.S. federal ................................................   $     --    $ (1,114)   $   (117)
              State and local .............................................         --          --          36
              Non-U.S .....................................................        (26)       (477)        489
                                                                              --------    --------    --------

                  Total current tax provision (benefit) ...................        (26)     (1,591)        408
         Deferred U.S. federal income tax provision .......................         --         129       1,286
                                                                              --------    --------    --------

                  Income tax provision (benefit) ..........................   $    (26)   $ (1,462)   $  1,694
                                                                              ========    ========    ========

The income tax provision (benefit) differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes.

The income tax provision (benefit) in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:


                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                  2003       2002        2001
                                                                              --------    --------    --------
Income (loss) before income tax provision (benefit) .......................   $ (5,373)   $(13,448)   $  4,668
Less-U.S., state and local income tax provision (benefit) .................         --          --          36
                                                                              --------    --------    --------

        Income (loss) before federal income tax provision (benefit) .......     (5,373)    (13,448)      4,632
                                                                              ========    ========    ========

Income tax provision (benefit) at U.S. federal statutory rate .............     (1,827)     (4,572)      1,575
Tax effect of:
     U.S. losses for which no U.S. federal tax benefit has been
        recognized ........................................................      1,106       1,598          --
     Non-US losses for which no-U.S. federal tax benefit has been
        recognized ........................................................        717       1,251          --
     Other ................................................................        (22)        261          83
                                                                              --------    --------    --------

U.S. federal and non-U.S. income tax provision (benefit) ..................        (26)     (1,462)      1,658
Add - U.S., state and local income tax provision (benefit) ................         --          --          36
                                                                              --------    --------    --------

        Income tax provision (benefit) ....................................   $    (26)   $ (1,462)   $  1,694
                                                                              ========    ========    ========

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred tax assets and liabilities at September 30, consist of the following:

                                                             2003        2002
                                                           --------    --------
     Deferred tax assets:
          Net U.S. operating loss carryforwards ........   $  2,073    $    903
          Net non-U.S. operating loss carryforwards ....        411          --
          Employee benefits ............................        911       1,143
          Investment valuation reserve .................        511         511
          Inventory reserves ...........................        440         473
          Asset impairment reserve .....................        272          80
          Allowance for doubtful accounts ..............        230         263
          Foreign tax credits ..........................        161         161
          Interest rate swap ...........................        132         190
          Additional pension liability .................        685         171
                                                           --------    --------

                    Total deferred tax assets ..........      5,826       3,895

     Deferred tax liabilities:
          Depreciation .................................      1,915       1,688
          Unremitted foreign earnings ..................         26         368
          Other ........................................        455         116
                                                           --------    --------

                    Total deferred tax liabilities .....      2,396       2,172
                                                           --------    --------

     Deferred tax assets net of liabilities ............      3,430       1,723
     Valuation allowance ...............................     (3,430)     (1,723)
                                                           --------    --------

                    Net deferred tax assets ............   $     --    $     --
                                                           ========    ========

At September 30, 2003, the Company has U.S. federal and non-U.S. tax loss carryforwards of approximately $6,096 and $3,899, respectively. The U.S. federal tax loss carryforwards expire in 2022 and 2023. The non-U.S. tax loss carryforwards do not expire.

At September 30, 2003, the Company recognized an additional $1,707 valuation allowance against its net deferred tax assets. In assessing the Company's ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the U.S. Distribution of these non-U.S. subsidiary earnings would be subject to U.S. income taxes. Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. federal deferred income tax liabilities have been established were approximately $25,000 at September 30, 2003. During 2001, the Company provided $934 for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries accumulated in fiscal 2001. The Company received distributions from its non-U.S. subsidiaries during fiscal 2003 and 2002. The distributions reduced the accrued U.S. income tax on the undistributed earnings of the Company's non-U.S. subsidiaries to $26 and $368 at September 30, 2003 and 2002, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. RETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company's funding policy for U.S. defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Non-U.S. plans are funded in accordance with the requirements of regulatory bodies governing the plans.

During fiscal 2003, the Company's Board of Directors adopted a resolution to cease the accrual of future benefits under one of its defined benefit plans, which covers substantially all non-union employees of the Company's U.S. operations. The plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized in 2003 related to these changes. In conjunction with the changes to the plan, the Company made certain enhancements to the defined contribution plan that is available to substantially all non-union employees of the Company's U.S. operations.

Net pension expense for the Company-sponsored defined benefit plan consists of the following:

                                                                   YEARS ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                 2003        2002        2001
                                                               --------    --------    --------
Service cost ...............................................   $    675    $    899    $    813
Interest cost ..............................................      1,379       1,255       1,180
Expected return on plan assets .............................     (1,483)     (1,445)     (1,483)
Amortization of transition obligation (asset) ..............        (11)        (11)        (11)
Amortization of prior service cost .........................        132          42          42
Amortization of net gain ...................................        (63)       (104)       (262)
                                                               --------    --------    --------

          Net pension expense for defined benefit plans ....   $    629    $    636    $    279
                                                               ========    ========    ========

The status of all significant U.S. and non-U.S. defined benefit pension plans at September 30, is as follows:

                                                          2003        2002
                                                        --------    --------
Benefit obligation:
     Benefit obligation at beginning of year ........   $ 20,124    $ 17,327
     Service cost ...................................        675         899
     Interest cost ..................................      1,379       1,257
     Participant contributions ......................        164         193
     Amendments .....................................     (2,507)        898
     Actuarial loss .................................      2,820       1,071
     Benefits paid ..................................     (1,217)     (1,890)
     Currency translation adjustment ................        934         369
                                                        --------    --------

               Benefit obligation at end of year ....   $ 22,372    $ 20,124
                                                        ========    ========

                                                          2003        2002
                                                        --------    --------
Plan assets:
     Plan assets at beginning of year ...............   $ 15,099    $ 16,571
     Actual return (loss) on plan assets ............      1,023        (823)
     Employer contributions .........................      1,777         743
     Participant contributions ......................        164         193
     Benefits paid ..................................     (1,217)     (1,890)
     Currency translation adjustment ................        756         305
                                                        --------    --------

               Plan assets at end of year ...........   $ 17,602    $ 15,099
                                                        ========    ========

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                  PLANS IN WHICH          PLANS IN WHICH
                                                                                  ASSETS EXCEED            ACCUMULATED
                                                                                   ACCUMULATED           BENEFITS EXCEED
                                                                                   BENEFITS AT              ASSETS AT
                                                                                   SEPTEMBER 30,           SEPTEMBER 30,
                                                                               --------------------    --------------------
                                                                                 2003        2002        2003        2002
                                                                               --------    --------    --------    --------
RECONCILIATION OF FUNDED STATUS:
     Plan assets in excess of (less than) projected benefit obligations ....   $  1,146    $  1,391    $ (5,916)   $ (6,416)
     Unrecognized net (gain) loss ..........................................       (696)     (1,176)      3,704       3,150
     Unrecognized prior service cost .......................................        803         896         303         343
     Unrecognized transition asset .........................................         --          --         (28)        (38)
     Currency translation adjustment .......................................         --          --         102          76
                                                                               --------    --------    --------    --------
          Net amount recognized in the consolidated balance sheets .........   $  1,253    $  1,111    $ (1,835)   $ (2,885)
                                                                               ========    ========    ========    ========

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS ARE:
     Other assets ..........................................................   $  1,253    $  1,111    $  1,166    $    923
     Accrued liabilities ...................................................         --          --        (684)     (1,040)
     Other long-term liabilities ...........................................         --          --      (4,330)     (3,272)
     Accumulated other comprehensive loss ..................................         --          --       2,013         504
                                                                               --------    --------    --------    --------

          Net amount recognized in the consolidated balance sheets .........   $  1,253    $  1,111    $ (1,835)   $ (2,885)
                                                                               ========    ========    ========    ========


Assumptions used for defined benefit plans consist of:

                                         YEARS ENDED SEPTEMBER 30,
                                         -------------------------
                                         2003      2002       2001
                                         ----      ----       ----
Discount rate for liabilities .....      6.1%      6.6%       7.1%
Expected return on assets .........      8.3%      8.4%       8.4%
Rate of compensation increase .....      3.9%      3.9%       4.0%

The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company's contributions to the plan in 2003, 2002 and 2001 were $49, $55 and $47, respectively.

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company's U.S. defined contribution plan. The Company's matching contribution expense for this defined contribution plan in 2003, 2002 and 2001 was $137, $79 and $77, respectively.

The Company's Irish subsidiary sponsors, for all of its employees, a tax-advantage profit sharing program. Company discretionary contributions and employee elective contributions are invested in Common Shares of the Company without being subject to personal income taxes if held for at least three years. Employees have the option of taking taxable cash distributions. There was no contribution expense in 2003, 2002 and 2001.

The Company's Irish subsidiary also sponsors, for certain of its employees who became participants in the Irish subsidiary's defined benefit plan after October 1, 2000, a defined contribution plan. The Company contributes annually 5.5% of eligible employee compensation, as defined. Total contribution expense in 2003, 2002 and 2001 was $14, $23 and $10, respectively.

During fiscal 2003, the Company's Irish subsidiary established a Personal Retirement Savings Account Plan, a portable retirement savings plan, which is to be funded entirely by plan participant contributions. The Company is not obligated to contribute to this plan.

The Company's United Kingdom subsidiary sponsors, for certain of its employees, a defined contribution plan. The Company contributes annually 5% of eligible employees' compensation, as defined. Total contribution expense in 2003, 2002 and 2001 was $13, $6 and $10.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. STOCK-BASED COMPENSATION

The Company awards stock options under its shareholder approved 1995 Stock Option Plan ("1995 Plan") and 1998 Long-term Incentive Plan ("1998 Plan"). Under the 1995 Plan, the aggregate number of stock options that may be granted is 200,000. At September 30, 2003, there were 25,000 options available for award under the 1995 Plan. The aggregate number of stock options that may be granted under the 1998 Plan in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2003, there were 48,519 options available for award under the 1998 Plan. At September 30, 2003, the Company also had options outstanding that were awarded under a previous plan, which authority to award additional options has expired. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.

Option activity is as follows:

                                                  YEARS ENDED SEPTEMBER 30,
                                            -----------------------------------
                                               2003        2002         2001
                                            ---------    ---------    ---------
Options at beginning of year ............     390,000      344,000      276,000
     Weighted average exercise price ....   $    6.71    $    7.36    $    8.03
Options granted during the year .........          --       77,500       77,000
     Weighted average exercise price ....   $      --    $    5.50    $    4.75
Options canceled during the year ........      (5,000)     (31,500)      (9,000)
     Weighted average exercise price ....   $    3.75    $   10.85    $    5.70
Options at end of year ..................     385,000      390,000      344,000
     Weighted average exercise price ....   $    6.74    $    6.71    $    7.36
Options exercisable at end of year ......     276,500      210,250      174,000
     Weighted average exercise price ....   $    7.23    $    7.02    $    7.16

The following table provides additional information regarding options outstanding as of September 30, 2003:


       OPTIONS           OPTIONS         OPTIONS       REMAINING LIFE OF
   EXERCISE PRICE      OUTSTANDING     EXERCISABLE      OPTIONS (YEARS)
   --------------      -----------     -----------     -----------------
       $ 4.25             100,000         100,000            2.1
       $ 4.69              59,000          29,500            7.1
       $ 5.16              10,000           5,000            2.1
       $ 5.50              77,500          19,375            8.6
       $ 6.81               5,000           3,750            6.4
       $ 6.94              42,500          31,875            6.1
       $ 7.63              16,000          12,000            1.1
       $12.88              75,000          75,000            5.1
                          -------         -------

       Total              385,000         276,500
                          =======         =======

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma information required by this standard regarding net income and earnings per share can be found in Note 1 - Summary of Significant Accounting Policies. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1995 under the fair value method of that standard.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The fair values of options granted in fiscal years ending September 30, 2002 and 2001 were estimated at the dates of grants using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                    YEARS ENDED SEPTEMBER 30,
                                                    -------------------------
                                                       2002           2001
                                                    ---------       ---------
Risk-free interest rate ........................         3.35%           6.08%
Dividend yield .................................         0.00%           0.00%
Volatility factor ..............................        43.89%          38.47%
Expected life of stock options .................     7.0 years       8.4 years

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2002 and 2001 were $2.77 and $2.63 per share, respectively.

Under the Company's restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value at the date of award is charged to shareholders' equity and subsequently amortized to expense over the vesting periods. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively. Compensation expense related to the amortization of unearned compensation was $106, $100 and $0 in fiscal years 2003, 2002 and 2001, respectively.

9. SUMMARIZED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                2003 QUARTER ENDED
                                    --------------------------------------------
                                    DEC. 31     MARCH 31    JUNE 30     SEPT. 30
                                    --------    --------    --------    --------
Net sales .......................   $ 17,424    $ 18,430    $ 22,574   $ 21,511
Cost of goods sold ..............     16,935      17,048      19,167     19,230
Net income (loss) ...............     (2,826)     (3,014)        232        261
Net income (loss) per share:
  Basic .........................   $  (0.54)   $  (0.57)   $   0.04   $   0.05
  Diluted .......................   $  (0.54)   $  (0.57)   $   0.04   $   0.05

                                                2002 QUARTER ENDED
                                    --------------------------------------------
                                    DEC. 31     MARCH 31    JUNE 30     SEPT. 30
                                    --------    --------    --------    --------
Net sales .......................   $ 20,338    $ 20,747    $ 20,167    $ 18,781
Cost of goods sold ..............     21,071      18,410      17,489      19,361
Net loss ........................     (3,690)     (1,333)       (451)     (6,512)
Net loss per share:
  Basic .........................   $  (0.71)   $  (0.26)   $  (0.09)   $  (1.25)
  Diluted .......................   $  (0.71)   $  (0.26)   $  (0.09)   $  (1.25)

10. ASSET IMPAIRMENT AND OTHER CHARGES

During fiscal 2002, the Company's Repair Group performed evaluations of its existing operations in light of the current and anticipated impacts on its business of the September 11, 2001 terrorist attacks on the United States. The principal result of these evaluation processes was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation aerospace turbine engines, principally JT8D. Consequently, the Repair Group recognized asset impairment charges of $4,088 and $1,072, during the first and fourth quarters of fiscal 2002, respectively. These charges include a goodwill write-off of $733 in the first quarter of fiscal 2002

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

and inventory write-downs of $2,708 and $551, along with equipment write-downs of $647 and $521, in the first and fourth quarters of fiscal 2002, respectively.

As a direct consequence of the September 11, 2001 terrorist attacks on the United States, the demand for JT8D aerospace turbine engine repair services experienced an accelerated and substantial decline during the first quarter of fiscal 2002. This decline in demand continued during the balance of fiscal 2002. Because of the foregoing and as a result of the Repair Group's decision to reduce certain of its capacity for the repair of components, the recoverability of the carrying value of certain assets was adversely affected. Consequently, the inventory write-down, recorded in cost of goods sold in the consolidated statements of operations, in the first and fourth quarters of fiscal 2002 was determined to be appropriate. The write-off of goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the Repair Group. The equipment write-downs relate to items that have been or are expected to be disposed, or will experience reduced utilization as a consequence of the Repair Group's decision to reduce certain of its capacity for the repair of components. The realization of these assets was determined based on estimated net realizable value. Both the goodwill write-off and the equipment write-downs were recorded in selling, general and administrative expenses in the consolidated statements of operations.

In addition, during fiscal 2002, the Repair Group incurred charges related to severance and other employee benefits to be paid to approximately 76 personnel associated with the reduction of certain of its capacity for the repairing of components. Such charges were $33, $154 and $752 and were recorded in selling, general and administrative expenses in the consolidated statements of operations in the first, second and fourth quarters of fiscal 2002, respectively. As of September 30, 2002, $187 of payments has been made for these expenses and all but 12 personnel have been terminated.

During fiscal 2003, the Company's Repair Group reevaluated its personnel requirements and determined that it would not terminate the 12 personnel that were identified in fiscal 2002 to be terminated. As a result of this decision, $218 of the $752 severance accrual outstanding at September 30, 2002 was reversed during fiscal 2003. The reversal was recorded in selling, general and administrative expenses in the consolidated statements of operations.

During fiscal 2003, as a result of the continuing downturn in the commercial aviation industry and the resulting reduction in demand for third party aerospace turbine engine turbine component repair services, such as those provided by the Company, the Repair Group decided to cease operations at one of its turbine engine component repair facilities and to optimize its remaining component repair capability through consolidation of operations. The Company expects to complete these actions by March 31, 2004. As a result of this decision, the Repair Group incurred $645 of severance and other employee benefit charges to be paid to 60 personnel, all of which was incurred during fiscal 2003 and was recorded in selling, general and administrative expenses in the consolidated statements of operations. As of September 30, 2003, payments totaling $608 have been made for these expenses and all but nine of the personnel have been terminated. In connection with these decisions, asset impairment charges totaling $1,309 related primarily to machinery and equipment were recorded in selling, general and administrative expenses in the consolidated statements of operations during fiscal 2003. The machinery and equipment write-downs relate to items that are expected to be disposed or to experience significantly reduced utilization as a consequence of the Repair Group's decision to cease operations at one facility and to consolidate other operations. Fair value of these assets was determined based on estimated cash flows.

The following table summarizes the remaining liabilities for qualified exit costs at September 30, 2003 and activity for the year then ended:

                                         BALANCE         TOTAL       2003           2003          BALANCE
                                       SEPTEMBER 30,     2003        CASH         NON-CASH     SEPTEMBER 30,
                                           2002         CHARGES     PAYMENTS       CHARGES         2003
                                       -------------    -------     --------      --------     -------------
Severance and other employee
   benefits .....................        $   752        $   645      $ 1,142       $  (218)        $    37
Asset impairments ...............             --          1,309           --        (1,309)             --
                                         -------        -------      -------       -------         -------

Total ...........................        $   752        $ 1,954      $ 1,142       $(1,527)        $    37
                                         =======        =======      =======       =======         =======

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. CONTINGENCIES

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

The Company leases various facilities and equipment under leases expiring at various dates. At September 30, 2003, minimum rental commitments under non-cancelable leases are as follows:

                        YEAR ENDING SEPTEMBER 30,
                        -------------------------
                                  2004              $258
                                  2005               208
                                  2006               151
                                  2007               128
                                  2008               126
                               THEREAFTER            136

12. FOREIGN CURRENCY MANAGEMENT

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2003, there were no forward exchange contracts outstanding.

13. BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Turbine Component Services and Repair Group ("Repair Group") consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining for aerospace applications. The Aerospace Component Manufacturing Group ("ACM Group") consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Metal Finishing Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.

One customer of the Repair and ACM Groups accounted for 13% of the Company's consolidated net sales in 2003. The same customer was a customer of all three of the Company's segments and accounted for 13% and 18% of the Company's consolidated net sales in 2002 and 2001, respectively.

Geographic net sales are based on location of customer. The U.S. is the single largest country for unaffiliated customer sales, accounting for 62% of consolidated net sales in fiscal 2003. No other single country represents greater than 10% of consolidated net sales. Net sales to unaffiliated customers located in various European countries in fiscal 2003 accounted for 29% of consolidated net sales.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

The following table summarizes certain information regarding segments of the Company's operations:

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                           --------------------------------------
                                                                              2003         2002         2001
                                                                           ----------    ----------    ----------
Net sales:
     Turbine Component Services and Repair Group .......................   $   40,734    $   36,539    $   54,406
     Aerospace Component Manufacturing Group ...........................       29,701        33,164        40,891
     Metal Finishing Group .............................................        9,504        10,330        10,336
                                                                           ----------    ----------    ----------

          Consolidated net sales .......................................   $   79,939    $   80,033    $  105,633
                                                                           ==========    ==========    ==========

Operating income (loss):
     Turbine Component Services and Repair Group .......................   $   (5,307)   $  (11,514)   $    2,609
     Aerospace Component Manufacturing Group ...........................        1,627          (287)        3,476
     Metal Finishing Group .............................................          788         1,495         1,724
     Corporate unallocated expenses ....................................       (1,721)       (1,944)       (1,897)
                                                                           ----------    ----------    ----------

           Consolidated operating income  (loss) .......................       (4,613)      (12,250)        5,912
Interest expense, net ..................................................          721           580           659
Foreign currency exchange loss (gain), net .............................          345           (34)          568
Other expense (income), net ............................................         (306)          652            17
                                                                           ----------    ----------    ----------

           Consolidated income (loss) before
              income tax provision (benefit) ...........................   $   (5,373)   $  (13,448)   $    4,668
                                                                           ==========    ==========    ==========

Depreciation and amortization expense:
     Turbine Component Services and Repair Group .......................   $    3,372    $    3,626    $    3,242
     Aerospace Component Manufacturing Group ...........................          669           680           679
     Metal Finishing Group .............................................          142           400           447
                                                                           ----------    ----------    ----------

           Consolidated depreciation and amortization expense ..........   $    4,183    $    4,706    $    4,368
                                                                           ==========    ==========    ==========

Capital Expenditures:
     Turbine Component Services and Repair Group .......................   $    1,617    $    4,598    $    3,325
     Aerospace Component Manufacturing Group ...........................          327           396           705
     Metal Finishing Group .............................................          205            49            52
                                                                           ----------    ----------    ----------

           Consolidated capital expenditures ...........................   $    2,149    $    5,043    $    4,082
                                                                           ==========    ==========    ==========

Identifiable assets:
     Turbine Component Services and Repair Group .......................   $   34,233    $   37,531    $   41,641
     Aerospace Component Manufacturing Group ...........................       15,215        16,758        21,360
     Metal Finishing Group .............................................        7,682         7,735         8,047
     Corporate..........................................................        4,548         7,618        15,548
                                                                           ----------    ----------    ----------

           Consolidated total assets ...................................   $   61,678    $   69,642    $   86,596
                                                                           ==========    ==========    ==========

Non-U.S. operations (primarily the Company's Ireland operations):
     Net sales .........................................................   $   29,222    $   23,872    $   38,224
     Operating income  (loss) ..........................................       (2,274)       (4,842)        3,964
     Identifiable assets (excluding cash) ..............................       22,752        23,239        23,579

                                                                     SCHEDULE II

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
       VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                            2003        2002        2001
                                                          --------    --------    --------
Balance beginning of period ...........................   $  1,250    $  1,422    $    765

Additions-charged to costs and expenses ...............        121         481       1,098

Addition - reallocation of Corporate Reserves .........         --          --         433

Deductions-accounts determined to be uncollectible ....       (326)       (654)       (930)

Recoveries of fully reserved accounts .................         --           2          32

Exchange rate changes and other .......................         --          (1)         24
                                                          --------    --------    --------

Balance end of period .................................   $  1,045    $  1,250    $  1,422
                                                          ========    ========    ========

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The Company incorporates herein by reference the information appearing under the captions "Proposal to Elect Six (6) Directors" and "Stock Ownership of Officers, Directors and Nominees" and "Organization and Compensation of the Board of Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 12, 2003.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant".

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company's Chief Executive Officer, Chief Financial Officer, who is the Company's Principal Financial Officer and to the Corporate Controller, who is the Company's Principal Accounting Officer. A copy of the Company's Code of Ethics can be obtained without charge upon written request addressed to Frank A. Cappello, Vice President-Finance and Chief Financial Officer, SIFCO Industries, Inc., 970 East 64th Street, Cleveland, Ohio 44103. The Company's Code of Ethics is also available on its website: www.sifco.com.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information appearing under the captions "Executive Compensation", "Report of the Compensation Committee" and "Performance Graph" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 12, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                                                                                                    NUMBER OF
                                                                                                                   SECURITIES
                                                                                                                    REMAINING
                                                                                                                  AVAILABLE FOR
                                                                           NUMBER OF             WEIGHTED            FUTURE
                                                                       SECURITIES TO BE          AVERAGE            ISSUANCE
                                                                          ISSUED UPON         EXERCISE PRICE          UNDER
                                                                          EXERCISE OF               OF               EQUITY
                                                                          OUTSTANDING          OUTSTANDING        COMPENSATION
                  PLAN CATEGORY OPTIONS                                     OPTIONS              OPTIONS              PLANS
                  ---------------------                                ----------------       --------------     ---------------
Equity compensation plans approved by security holders:
          1998 Long-term Incentive Plan (1) .......................         210,000               $12.45             48,519
          1995 Stock Option Plan (2) ..............................         175,000                 6.98             25,000

Equity compensation plans not approved by security holders (3) ....              --                   --                 --
                                                                            -------               ------             ------

              Total ...............................................         385,000               $ 6.74             73,519
                                                                            =======               ======             ======

(1) Under the 1998 Long-term Incentive Plan the aggregate number of stock options that may be granted in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures.

(2) Under the 1995 Stock Option Plan the aggregate number of stock options that may be granted is 200,000.

(3) Under the Company's restricted stock program, Common Shares may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively.

For additional information concerning the Company's equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.

The Company incorporates herein by reference the information appearing under the caption "Outstanding Shares and Voting Rights" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 12, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incorporates herein by reference the information appearing under the caption "Principal Accounting Fees and Services" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange commission on or about December 12, 2003.

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

         Report of Independent Certified Public Accountants

         Report of Independent Certified Public Accountants on the Financial Statement Schedule

         Copy of Report of Independent Public Accountants (who have ceased operations)

         Copy of Report of Independent Public Accountants (who have ceased operations) on the Financial Statement Schedule

         Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002 and 2001

         Consolidated Balance Sheets - September 30, 2003 and 2002

         Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001

         Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements - September 30, 2003, 2002 and 2001

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

     Exhibit No.                        Description
     -----------                        -----------

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

          4.7     Consolidated Amendment No. 3 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated May 13, 2003 between SIFCO Industries
                  Inc. and National City Bank, filed as Exhibit 4.7 of the
                  Company's Form 10-Q dated March 31, 2003, and incorporated herein by reference

          4.8     Consolidated Amendment No. 4 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated July 28, 2003 between SIFCO Industries,
                  Inc. and National City Bank, filed as Exhibit 4.8 of the
                  Company's Form 10-Q dated June 30, 2003 and incorporated herein by reference

         *4.9     Consolidated Amendment No. 5 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated November 26, 2003 between SIFCO
                  Industries, Inc. and National City Bank

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

     Exhibit No.                        Description
     -----------                        -----------
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

        10.11 Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

        *14.1     Code of Ethics

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

        *31.1     Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

        *31.2     Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

        *32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

        *32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350

         (a)(4) REPORTS ON FORM 8-K

         During the last quarter of fiscal year ended September 30, 2003, the Company filed one Current Report on Form 8-K on September 26, 2003 in connection with a temporary suspension of trading under one of the Company's employee benefit plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SIFCO Industries, Inc. and Subsidiaries

                                         By: /s/ Frank A.Cappello
                                             ----------------------------------
                                                 Frank A. Cappello
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)
                                                 Date: December 12, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 12, 2003 by the following persons on behalf of the Registrant in the capacities indicated.



         /s/ Jeffrey P. Gotschall            /s/ Alayne L. Reitman
         -------------------------           ---------------------
             Jeffrey P. Gotschall                Alayne L. Reitman
             Chairman of the Board and           Director
             Chief Executive Officer




         /s/ Hudson D. Smith                 /s/ J. Douglas Whelan
         -------------------                 ----------------------
             Hudson D. Smith                     J. Douglas Whelan
             Director,                           Director
             Executive Vice President
             and Treasurer




         /s/ Michael S. Lipscomb             /s/ Frank A. Cappello
         -----------------------             ---------------------
             Michael S. Lipscomb                 Frank A. Cappello
             Director                            Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial Officer)



         /s/ P. Charles Miller               /s/ Remigijus H. Belzinskas
         ---------------------               ---------------------------
             P. Charles Miller                   Remigijus H. Belzinskas
             Director                            Corporate Controller
                                                 (Principal Accounting Officer)