Form 10-Q
period 2003-12-31
SIFCO INDUSTRIES INC
filed 2004-02-06
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2003

                                       or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

                          Commission file number 1-5978
                                                 ------

                             SIFCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                    34-0553950
---------------------------------------     -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

  970 East 64th Street, Cleveland Ohio                  44103
---------------------------------------     -----------------------------------
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

The number of the Registrant's Common Shares outstanding at January 31, 2004 was 5,152,233.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                      ---------------------------------
                                                                           2003                 2002
                                                                           ----                 ----
Net sales......................................................       $     20,839        $     17,424
Operating expenses:
    Cost of goods sold.........................................             18,052              16,935
    Selling, general and administrative expenses...............              2,928               2,974
                                                                      ------------         ------------

         Total operating expenses..............................             20,980              19,909
                                                                      ------------         ------------

               Operating loss..................................               (141)             (2,485)

Interest income................................................                (13)                (32)
Interest expense...............................................                205                 197
Foreign currency exchange loss, net............................                184                 187
Other income, net..............................................                (14)                (25)
                                                                      ------------         ------------

               Loss before income tax provision................               (503)             (2,812)

Income tax provision...........................................                  7                  14
                                                                      ------------         ------------

               Net loss........................................       $       (510)        $    (2,826)
                                                                      ============         ============


Net loss per share (basic).....................................       $      (0.10)        $     (0.54)
Net loss per share (diluted)...................................       $      (0.10)        $     (0.54)

Weighted-average number of common shares (basic)...............              5,226               5,258
Weighted-average number of common shares (diluted).............              5,226               5,258


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                    2003                  2003
                                                                             -----------------     ----------------
                                                                               (UNAUDITED)

                                    ASSETS

Current assets:
    Cash and cash equivalents..............................................  $         3,591       $        4,524
    Receivables, net.......................................................           17,312               16,648
    Inventories............................................................            9,344                9,184
    Refundable income taxes................................................               25                   23
    Prepaid expenses and other current assets..............................            1,268                  473
    Assets held for sale...................................................            2,423                  ---
                                                                             -----------------     ----------------

               Total current assets........................................           33,963               30,852

Property, plant and equipment, net.........................................           22,067               25,704

Other assets:
    Goodwill, net..........................................................            2,574                2,574
    Other assets...........................................................            2,777                2,548
                                                                             -----------------     ----------------

               Total other assets..........................................            5,351                5,122
                                                                             -----------------     ----------------

                      Total assets.........................................  $        61,381       $       61,678
                                                                             =================     ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt...................................  $         1,452       $        1,451
    Accounts payable.......................................................            5,830                6,491
    Accrued liabilities....................................................            6,333                6,471
                                                                             -----------------     ----------------

               Total current liabilities...................................           13,615               14,413

Long-term debt, net of current maturities..................................            9,640                9,033

Other long-term liabilities................................................            8,068                7,951

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares.........              ---                  ---
    Common shares, par value $1 per share, authorized 10,000 shares;
         issued 5,282 and 5,294 shares at December 31, 2003 and
         September 30, 2003, respectively; outstanding 5,226 shares........            5,282                5,294
    Additional paid-in capital.............................................            6,602                6,661
    Retained earnings......................................................           27,772               28,282
    Accumulated other comprehensive loss...................................           (8,986)              (9,247)
    Unearned compensation - restricted common shares.......................             (283)                (309)
    Common shares held in treasury at cost, 56 and 68 shares at December 31
         2003 and September 30, 2003, respectively........................              (329)                (400)
                                                                             -----------------     ----------------

               Total shareholders' equity..................................           30,058               30,281
                                                                             -----------------     ----------------

                      Total liabilities and shareholders' equity...........  $        61,381       $       61,678
                                                                             =================     ================



See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2003               2002
                                                                                       ----               ----
Cash flows from operating activities:
    Net loss...............................................................      $       (510)     $      (2,826)
    Adjustments to reconcile net loss to net cash
        used for operating activities:
           Depreciation and amortization...................................               863              1,071
           Gain on disposal of property, plant and equipment...............                 8                 (2)
           Deferred income taxes...........................................               ---                 10

           Changes in operating assets and liabilities:
               Receivables.................................................                86              1,212
               Inventories.................................................              (160)               505
               Prepaid expenses and other current assets...................              (743)              (504)
               Other assets................................................              (229)               (25)
               Accounts payable............................................              (661)               590
               Accrued liabilities.........................................              (138)              (886)
               Other long-term liabilities.................................               194                 23
                                                                                 ------------       ------------

                  Net cash used for operating activities...................            (1,290)              (832)

Cash flows from investing activities:
           Capital expenditures............................................              (430)              (719)
           Proceeds from disposal of property, plant and equipment.........                41                 15
           Other...........................................................               113                 57
                                                                                 ------------       ------------

                  Net cash used for investing activities...................              (276)              (647)

Cash flows from financing activities:
           Proceeds from revolving credit agreement........................            14,354              6,350
           Repayments of revolving credit agreement........................           (13,447)            (7,230)
           Repayments of long-term debt....................................              (300)              (300)
           Share transactions under employee stock plan....................                26                 36
                                                                                 ------------       ------------

                  Net cash provided by (used for) financing activities.....               633             (1,144)
                                                                                 ------------       ------------

Decrease in cash and cash equivalents.......................................             (933)            (2,623)
Cash and cash equivalents at the beginning of the period...................             4,524              7,583
                                                                                 ------------       ------------

                  Cash and cash equivalents at the end of the period.......      $      3,591       $      4,960
                                                                                 ============       ============

Supplemental disclosure of cash flow information:
           Cash paid for interest..........................................      $       (178)      $       (180)
           Cash recovered from (paid for) income taxes, net................                (3)                10


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   DESCRIPTION OF BUSINESS

The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's fiscal 2003 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

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


                                                                 THREE MONTHS ENDED
                                                                    DECEMBER 31,
                                                          ------------------------------
                                                               2003               2002
                                                               ----               ----
Net loss as reported....................................  $       (510)     $     (2,826)

Less: Stock-based compensation expense determined
     under fair value based method for all awards, net
     of related tax effects.............................            27                35
                                                          ------------      ------------

Pro forma net loss as if the fair value based
     method had been applied to all awards..............  $       (537)     $     (2,861)
                                                          ============      ============

Net loss per share:
       Basic - as reported..............................  $       (0.10)    $      (0.54)
       Basic - pro forma................................  $       (0.10)    $      (0.54)
       Diluted - as reported............................  $       (0.10)    $      (0.54)
       Diluted - pro forma..............................  $       (0.10)    $      (0.54)


C.   NEW ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised 2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The Company does not expect the adoption of this standard in fiscal year 2004 to have an impact on the Company's financial position or results of operations.

D.   REVENUE RECOGNITION

The Company recognizes revenue in accordance with the relevant portions of the Securities and Exchange Commission's Staff Accounting Bullet No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". Revenue is generally recognized when products are shipped or services are provided to customers.

2. INVENTORIES

Inventories consist of:

                                                       DECEMBER 31,         SEPTEMBER 30,
                                                          2003                  2003
                                                     ----------------      ----------------
           Raw materials and supplies.............   $         2,703       $         2,537
           Work-in-process........................             3,156                 3,028
           Finished goods.........................             3,485                 3,619
                                                     ----------------      ----------------

                 Total inventories................   $         9,344       $         9,184
                                                     ================      ================


Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 24% and 28% of the Company's inventories at December 31, 2003 and September 30, 2003, respectively. Cost is determined using the specific identification method for approximately 34% and 33% of the Company's inventories at December 31, 2003 and September 30, 2003, respectively. The first-in, first-out ("FIFO") method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,237 and $3,230 higher than reported at December 31, 2003 and September 30, 2003, respectively.

3. ASSETS HELD FOR SALE

Assets held for sale at December 31, 2003 consist of the building and land of the Company's Turbine Component Services and Repair Group's Tampa, Florida facility, which ceased operations during fiscal 2003. These assets are recorded at amounts not in excess of what the Company currently expects based on management's estimates to receive upon sale, less cost of disposal.

4. COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:


                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                         ------------------------------------
                                                                                 2003                 2002
                                                                                 ----                 ----
Net loss...............................................................  $        (510)       $        (2,826)
Foreign currency translation adjustment................................            131                     64
Unrealized  gain on interest  rate swap  agreement,  net of income tax
     provision of $10 in fiscal 2003...................................             78                     19
Currency exchange contract adjustment..................................             52                    160
                                                                         ---------------      ---------------

           Total comprehensive loss....................................  $        (249)       $        (2,583)
                                                                         ===============      ===============


The components of accumulated other comprehensive loss are as follows:


                                                                 DECEMBER 31,         SEPTEMBER 30,
                                                                     2003                 2003
                                                                ---------------      ---------------

Foreign currency translation adjustment.......................  $      (6,714)       $        (6,845)
Interest rate swap agreement adjustment.......................           (311)                  (389)
Currency exchange contract adjustment.........................             52                    ---
Minimum pension liability adjustment..........................         (2,013)                (2,013)
                                                                ---------------      ---------------

           Total accumulated other comprehensive loss.........  $      (8,986)       $        (9,247)
                                                                ===============      ===============


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

Segment information is as follows:


                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                     2003           2002
                                                                                     ----           ----
    Net sales:
       Turbine Component Services and Repair Group............................ $    11,724     $     8,449
       Aerospace Component Manufacturing Group................................       6,456           7,005
       Metal Finishing Group..................................................       2,659           1,970
                                                                               -----------     -----------

           Consolidated net sales............................................. $    20,839     $    17,424
                                                                               ===========     ===========

    Operating income (loss):
        Turbine Component Services and Repair Group........................... $      (454)    $    (1,861)
        Aerospace Component Manufacturing Group...............................         364            (101)
        Metal Finishing Group.................................................         228            (132)
        Corporate unallocated expenses........................................        (279)           (391)
                                                                               -----------     -----------

           Consolidated operating loss........................................        (141)         (2,485)

    Interest expense, net.....................................................         192             165
    Foreign currency exchange loss, net.......................................         184             187
    Other income, net.........................................................         (14)            (25)
                                                                               -----------     -----------

           Consolidated loss before income tax provision...................... $      (503)    $    (2,812)
                                                                               ===========     ===========


All of the Company's net goodwill of $2,574 at December 31, 2003 and September 30, 2003 is allocated to the Company's Metal Finishing Group.

6. SEVERANCE ACCRUAL

During fiscal 2003, as a result of the continuing downturn in the commercial aviation industry and the resulting reduction in demand for third party aerospace turbine engine component repair services, such as those provided by the Company, the Turbine Component Services and Repair Group ("Repair Group") decided to optimize its component repair capability through consolidation of operations. The Company expects to complete these actions by June 30, 2004. As a result of this decision, the Repair Group incurred $645 of severance and other employee benefit charges to be paid to 60 personnel, all of which was incurred during fiscal 2003. As of December 31, 2003, payments totaling $623 have been made for these expenses and all affected personnel have been terminated.

The following table summarizes the remaining liabilities for qualified exit costs at December 31, 2003 and activity for the three months then ended:


                                                 BALANCE           TOTAL            2004           2004           BALANCE
                                              SEPTEMBER 30,         2004            CASH         NON-CASH      DECEMBER 31,
                                                  2003            CHARGES         PAYMENTS        CHARGES          2003
                                            ------------------ --------------- --------------- -------------- ----------------

Severance and other employee benefits             $ 37             $ ---            $ 15           $ ---           $ 22
                                            ================== =============== =============== ============== ================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component services and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company's ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of heavy industrial turbine repair processes; (7) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the long-term impact on the aerospace industry of the September 11, 2001 terrorist attacks on the United States, including collection risks due to the failure of airlines/engine overhaul companies and other aerospace related industries and the reduced number of aircraft in service; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the difficulty in predicting the timing and outcome of legal proceedings; (14) anticipated sale and amount of proceeds from the sale of the Company's Tampa, Florida facility; and (15) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

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

A. RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 Compared With Three Months Ended December 31, 2002

Net sales in the first three months of fiscal 2004 increased 19.6% to $20.8 million, compared with $17.4 million in the comparable period in fiscal 2003. Net loss in the first three months of fiscal 2004 was $0.5 million, compared with a net loss of $2.8 million in the comparable period in fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

Net sales in the first three months of fiscal 2004 increased 38.8% to $11.7 million, compared with $8.5 million in the comparable fiscal 2003 period. Component manufacturing and repair net sales increased $2.4 million to $9.4 million in the first three months of fiscal 2004, compared with $7.0 million in the comparable fiscal 2003 period. Demand for precision component machining and component repairs for small and large aerospace turbine engines as well as industrial turbine engines increased in the first three months of fiscal 2004, compared with the comparable fiscal 2003 period. This reflects a reduction in component repairs for older model large aerospace turbine engines offset by increased demand for component repairs for newer model large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, were up $0.9 million in the first three months of 2004 to $2.3 million, compared with $1.4 million in the comparable fiscal 2003 period.

During the first three months of fiscal 2004, the Repair Group's selling, general and administrative expenses increased $0.1 million to $1.3 million, or 11.2% of net sales, from $1.2 million, or 14.0% of net sales, in the comparable fiscal 2003 period.

The Repair Group's operating loss in the first three months of fiscal 2004 decreased $1.4 million to $0.5 million from a $1.9 million loss in the comparable fiscal 2003 period. The reduced operating loss was primarily due to the positive impact on margins of increased sales volumes for both component manufacturing and repair services and replacement parts.

During fiscal 2003 and continuing into the first three months of fiscal 2004, the euro strengthened against the U.S. dollar. The Repair Group's non-U.S. operations have most of its sales and substantial majority of its costs denominated in U.S. dollars but, a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first three months of fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During the first three months of fiscal 2004, the Company did not hedge much of its exposure to the strengthening euro and, therefore, the impact on the Repair Group's operating results in the first three months of fiscal 2004 was higher operating costs of approximately $1.0 million related to its non-U.S. operations, when compared to the comparable fiscal 2003 period.

The Repair Group's backlog as of December 31, 2003, was $6.7 million, compared with $8.9 million as of September 30, 2003. At December 31, 2003, $5.4 million of the total backlog is scheduled for delivery over the next twelve months and $1.3 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales in the first three months of fiscal 2004 decreased 7.9% to $6.5 million, compared with $7.0 million in the first three months of fiscal 2003. For purposes of this discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of turbine engine components for small aircraft declined $0.5 million to $2.3 million in the first three months of fiscal 2004, compared with $2.8 million in the comparable fiscal 2003 period. This is primarily attributable to a decrease in net sales to Rolls-Royce Corporation, which consist primarily of components for small turbine engines, such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft. Net sales of airframe components for small aircraft increased $0.3 million in the first three months of fiscal 2004 to $3.4 million, compared with $3.1 million in the same period in fiscal 2003. Net sales of airframe components for large aircraft declined to $0.5 million in the first three months of fiscal 2004 from $0.6 million in the comparable period in fiscal 2003. Net sales of turbine engine components for large aircraft were $0.2 million in the first three months of both fiscal 2004 and 2003.

Net sales of airframe and turbine engine components solely for military applications were $3.1 million in the first three months of both fiscal 2004 and 2003. The balance of the ACM Group's net sales of airframe and turbine engine components has both military and commercial aircraft applications.

Selling, general and administrative expenses in the first three months of fiscal 2004 were $0.5 million, or 7.6% of net sales, compared with $0.6 million, or 9.0% of net sales, in the first three months of fiscal 2003. Selling, general and administrative expenses in the first three months of fiscal 2004 benefited by a reduction of $0.1 million in the ACM Group's provision for bad debts, compared with the same period in fiscal 2003.

The ACM Group's operating income in the first three months of fiscal 2004 was $0.4 million compared with an operating loss of $0.1 million in the first three months of fiscal 2003. Operating results were favorably impacted in the first three months of fiscal 2004 by a $0.2 million decrease in material cost as a result of product mix consisting of a greater percentage of products sold containing lower cost materials in the first three months of fiscal 2004, compared with the same period in fiscal 2003. Operating results in the first three months of fiscal 2004 also benefited from a $0.1 million decrease in variable tooling expenses, as well as a $0.1 million decrease in manufacturing supplies and repair expenses, compared with the same period in fiscal 2003. As noted previously, selling, general and administrative expenses in the first three months of fiscal

2004 benefited by a reduction of $0.1 million in the ACM Group's provision for bad debts, compared with the comparable period in fiscal 2003.

The ACM Group's backlog as of December 31, 2003, was $21.9 million, compared with $21.4 million as of September 31, 2003. At December 31, 2003, $19.9 million of the total backlog is scheduled for delivery over the next twelve months and $0.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Metal Finishing Group

Net sales in the first three months of fiscal 2004 increased 35% to $2.7 million, compared with $2.0 million in the comparable period of fiscal 2003. In the first three months of fiscal 2004, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 22.6% to $1.4 million, compared with $1.1 million in the same period in fiscal 2003. In the first three months of fiscal 2004, contract service net sales increased 53.5% to $1.2 million, compared with $0.8 million in the comparable period in fiscal 2003. Net sales to customers in most of the industries served by the Metal Finishing Group increased in the first three months of fiscal 2004, compared with the same period in fiscal 2003. Net sales to customers in the oil and gas exploration industries increased $0.2 million in the first three months of fiscal 2004, compared with the same period in fiscal 2003, attributable primarily to new contract service work. Net sales to customers in the automotive, aerospace and electronic industries increased $0.1 million each in the first three months of fiscal 2004, compared with the same period in fiscal 2003. These net sales increases were partially offset by a $0.1 million decrease in net sales to customers in the power generation industry and the U.S. military.

Selling, general and administrative expenses were $0.8 million in the first three months of both fiscal 2004 and 2003, or 31.6% and 39.0% of net sales, respectively. In the first three months of fiscal 2004, increases in employee incentive, provision for bad debts and legal and professional expenses offset a decrease in compensation expense due to staffing optimization.

The Metal Finishing Group's operating income in the first three months of fiscal 2004 was $0.2 million, compared with an operating loss of $0.1 million in the first three months of fiscal 2003. Operating income in the first three months of fiscal 2004 benefited from the interplay between higher net sales in relation to fixed overhead, selling, general and administrative expenses.

The Metal Finishing Group essentially had no backlog at December 31, 2003.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.3 million in the first three months of fiscal 2004, compared with $0.4 million in the same period in fiscal 2003. In the first three months of fiscal 2004, corporate unallocated expenses were favorably impacted primarily by lower legal and professional expenses, compared with the same period in fiscal 2003.

Other/General

Interest expense was $0.2 million in both the first three months of fiscal 2004 and 2003. The favorable impact of a lower weighted average term note outstanding balance of $5.5 million in the first three months of fiscal 2004, compared with $6.7 million in the same period in fiscal 2003, was offset by a higher weighted average interest rate payable under the term note in the first three months of fiscal 2004, compared with the same period in fiscal 2003. The favorable impact of a lower weighted average revolving credit agreement outstanding balance of $2.3 million in the first three months of fiscal 2004, compared with $2.4 million in the same period in fiscal 2003, was offset by a higher weighted average interest rate payable under the revolving credit agreement in the first three months of fiscal 2004, compared with the same period in fiscal 2003. The interest rate payable under the industrial development variable rate demand revenue bond decreased in the first three months of fiscal 2004, compared with the same period in fiscal 2003. The weighted average industrial development variable rate demand revenue bond outstanding balance during the first three months of fiscal 2004 was $3.0 million, compared to $3.2 million in the same period of fiscal 2003.

Currency exchange loss was $0.2 million in both the first three months of fiscal 2004 and 2003. This loss is the result of currency exchange rate fluctuations, resulting primarily from the continuing decline in the value of the U.S. dollar in relation to the euro, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In the first three months of fiscal 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased to $3.6 million at December 31, 2003 from $4.5 million at September 30, 2003. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

The Company's operating activities used $1.3 million of cash in the first three months of fiscal 2004. The decrease in cash provided by operations is primarily attributable to (i) a $0.7 million increase in prepaid expenses and other current assets due primarily to the payment of certain insurance premiums; and
(ii) a $0.7 million decrease in accounts payable that is primarily attributable to the timing of payments to vendors. During the first three months of fiscal 2004, the Company recognized a $0.7 million increase in accounts receivable and a corresponding decrease in property, plant and equipment due to the recognition of an agreement for the reimbursement of certain capital expenditures that were made in anticipation of a proposed joint venture that did not materialize.

Capital expenditures were $0.4 million in the first three months of fiscal 2004. Capital expenditures in the first three months of fiscal 2004 were evenly split between the Company's three business segments and are expected to (i) provide increased range of manufacturing capabilities; (ii) automate certain machining operations; and (iii) enhance the Company's service and repair capabilities. At December 31, 2003, the Company had outstanding commitments for capital expenditures totaling $1.3 million. The Company anticipates that total fiscal 2004 capital expenditures will approximate $3.0 million.

At December 31, 2003, the Company has a 15-year industrial development variable rate revenue bond outstanding, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The industrial development variable rate revenue bond requires annual principal payments ranging from $0.2 million in fiscal 2004 to $0.4 million in fiscal 2013. The interest rate is reset weekly based on prevailing tax-exempt money market rates. The interest rate as of December 31, 2003 was 1.45%. The outstanding balance of the industrial development variable rate revenue bond at December 31, 2003 was $3.0 million. The bank's commitment fee on the standby letter of credit that collateralizes the industrial development variable rate revenue bond is 2.75% of the outstanding balance.

Operations at the Repair Group's Tampa, Florida facility ceased at the end of fiscal 2003. At December 31, 2003, the facility is held for sale. The sale of the facility may result in one of the following occurring: (i) repayment of the industrial development variable rate revenue bond; (ii) continued servicing of the industrial development variable rate revenue bond by the Company; or (iii) assumption of the industrial development variable rate revenue bond by the buyer of the facility. The ultimate use of the facility determines, in part, which options may be available.

At December 31, 2003, the Company has a term note that is repayable in quarterly installments of $0.3 million through February 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at December 31, 2003 was 9.49%. The outstanding balance of the term note at December 31, 2003 was $5.4 million.

At December 31, 2003, the Company had a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on March 31, 2005 and bears interest at the bank's base rate plus 0.50%. The interest rate was 4.5% at December 31, 2003. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2003, the outstanding balance under the revolving credit agreement was $2.7 million and the Company had $2.5 million available under its revolving credit agreement.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that limit the amount of capital expenditures and require maintenance of a minimum tangible net worth level and a minimum adjusted fixed charge coverage to EBITDA ratio. The Company was in compliance with all applicable covenants at December 31, 2003.

The Company believes that cash flow from its operations together with existing cash reserves and funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal 2004. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurances that any of these actions could be accomplished, of if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised 2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The Company does not expect the adoption of this standard in fiscal year 2004 to have an impact on the Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company's products and services in transactions denominated in non-U.S. dollar currencies (primarily the euro and British pounds); the payment in local currency of wages and other costs related to the Company's non-U.S. operations (primarily the euro); and changes in interest rates on the Company's long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

The Company believes that inflation has not materially affected its results of operations during the first three months of fiscal 2004, and does not expect inflation to be a significant factor in the balance of fiscal 2004.

A. FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations and Irish subsidiary. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in earnings.

During the first three months of fiscal 2004, the euro continued to strengthen against the U.S. dollar. The Repair Group's non-U.S. operations have a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first three months of fiscal 2004, the Company did not hedge much of its exposure to the euro. At December 31, 2003, the Company had forward exchange contracts outstanding for durations of up to two months to purchase euros aggregating U.S. $3.2 million. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at December 31,

2003 are denominated, would result in a $0.3 million decline or increase, respectively, in the value of the forward exchange contracts. Factors that could impact the effectiveness of the Company's hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At December 31, 2003, the Company's assets and liabilities denominated in British pounds and the euro were as follows (amounts in thousands):

                                                       BRITISH POUNDS    EURO
                                                       --------------    ----
        Cash and cash equivalents....................       464           337
        Accounts receivable..........................       420           292
        Accounts payable and accrued liabilities.....       170         1,661

INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from December 31, 2003 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bond, the additional annual interest expense to the Company would be approximately $0.1 million.

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

     4.9        Consolidated Amendment No. 5 to Amended and Restated Credit
                Agreement, Amended and Restated Reimbursement Agreement and
                Promissory Note dated November 26, 2003 between SIFCO
                Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company's 10-K dated September 30, 2003 and incorporated herein by reference

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

      10.11 Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company's form 10-K dated September 30, 2002, and incorporated herein by reference

      14.1      Code of Ethics, filed as Exhibit 14.1 of the Company's Form
                10-K dated September 30, 2003 and incorporated herein by reference

      16.1      Letter from Arthur Andersen LLP to the Securities and Exchange
                Commission dated June 27, 2002, filed as Exhibit 16 of the
                Company's Form 8-K dated June 27, 2003 and incorporated by reference

     *31.1      Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) / 15d-14(a)

     *31.2      Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) / 15d-14(a)

     *32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350

     *32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350


(b)  Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            SIFCO Industries, Inc.
                                            (Registrant)



Date:  February 6, 2004
                                        /s/ Jeffrey P. Gotschall
                                        ------------------------
                                            Jeffrey P. Gotschall
                                            Chairman of the Board and
                                            Chief Executive Officer

Date:  February 6, 2004
                                        /s/ Frank A. Cappello
                                        ------------------------
                                            Frank A. Cappello
                                            Vice President-Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)