Form 10-Q
period 2004-03-31
SIFCO INDUSTRIES INC
filed 2004-05-17
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934
    For the transition period from _________________ to _____________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                         Ohio                                              34-0553950
   (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification No.)
                     organization)
         970 East 64th Street, Cleveland Ohio                                 44103
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  __ No   X


The number of the Registrant's Common Shares outstanding at April 30, 2004 was 5,152,233.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               MARCH 31,                    MARCH 31,
                                                         2004           2003           2004           2003
                                                        --------       --------       --------       --------
Net sales ........................................      $ 22,794       $ 18,430       $ 43,633       $ 35,854
Operating expenses:
    Cost of goods sold ...........................        20,414         17,048         38,466         33,983
    Selling, general and administrative expenses .         2,910          4,175          5,838          7,149
                                                        --------       --------       --------       --------

         Total operating expenses ................        23,324         21,223         44,304         41,132
                                                        --------       --------       --------       --------

               Operating loss ....................          (530)        (2,793)          (671)        (5,278)

Interest income ..................................           (13)           (13)           (26)           (45)
Interest expense .................................           198            217            403            414
Foreign currency exchange loss (gain), net .......           (36)            40            148            227
Other income, net ................................           (39)           (39)           (53)           (64)
                                                        --------       --------       --------       --------

               Loss before income tax provision ..          (640)        (2,998)        (1,143)        (5,810)

Income tax provision .............................            26             16             33             30
                                                        --------       --------       --------       --------

               Net loss ..........................      $   (666)      $ (3,014)      $ (1,176)      $ (5,840)
                                                        ========       ========       ========       ========


Net loss per share (basic) .......................      $  (0.13)      $  (0.57)      $  (0.23)      $  (1.11)
Net loss per share (diluted)  ....................      $  (0.13)      $  (0.57)      $  (0.23)      $  (1.11)

Weighted-average number of common shares (basic) .         5,226          5,258          5,226          5,258
Weighted-average number of common shares (diluted)         5,226          5,258          5,226          5,258

See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 MARCH 31,   SEPTEMBER 30,
                                                                                   2004           2003
                                                                                 --------       --------
                                                                                (UNAUDITED)
                                    ASSETS
Current assets:
    Cash and cash equivalents .............................................      $  5,633       $  4,524
    Receivables, net ......................................................        15,776         16,648
    Inventories ...........................................................         9,353          9,184
    Refundable income taxes ...............................................            --             23
    Prepaid expenses and other current assets .............................         1,058            473
    Assets held for sale ..................................................         2,423             --
                                                                                 --------       --------

               Total current assets .......................................        34,243         30,852

Property, plant and equipment, net ........................................        22,061         25,704

Other assets:
    Goodwill, net .........................................................         2,574          2,574
    Other assets ..........................................................         2,833          2,548
                                                                                 --------       --------

               Total other assets .........................................         5,407          5,122
                                                                                 --------       --------

                      Total assets ........................................      $ 61,711       $ 61,678
                                                                                 ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ..................................      $  1,451       $  1,451
    Accounts payable ......................................................         6,624          6,491
    Accrued liabilities ...................................................         7,394          6,471
                                                                                 --------       --------

               Total current liabilities ..................................        15,469         14,413

Long-term debt, net of current maturities .................................         8,952          9,033

Other long-term liabilities ...............................................         7,970          7,951

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares ........            --             --
    Common shares, par value $1 per share, authorized 10,000 shares; issued
         5,281 and 5,294 shares at March 31, 2004 and September 30, 2003,
         respectively; outstanding 5,226 shares ...........................         5,281          5,294
    Additional paid-in capital ............................................         6,602          6,661
    Retained earnings .....................................................        27,106         28,282
    Accumulated other comprehensive loss ..................................        (9,084)        (9,247)
    Unearned compensation - restricted common shares ......................          (256)          (309)
    Common shares held in treasury at cost, 56 and 68 shares at March 31,
         2004 and September 30, 2003, respectively ........................          (329)          (400)
                                                                                 --------       --------

               Total shareholders' equity .................................        29,320         30,281
                                                                                 --------       --------

                      Total liabilities and shareholders' equity ..........      $ 61,711       $ 61,678
                                                                                 ========       ========

See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                                2004           2003
                                                                              --------       --------
Cash flows from operating activities:
    Net loss ...........................................................      $ (1,176)      $ (5,840)
    Adjustments to reconcile net loss to net cash
        used for operating activities:
           Depreciation and amortization ...............................         1,753          2,184
           Gain on disposal of property, plant and equipment ...........            10             (2)
           Deferred income taxes .......................................            --             22
           Asset impairment charges ....................................            --          1,175

           Changes in operating assets and liabilities:
               Receivables .............................................           872            484
               Inventories .............................................          (169)          (389)
               Refundable income taxes .................................            23             --
               Prepaid expenses and other current assets ...............          (585)          (336)
               Other assets ............................................          (285)           (50)
               Accounts payable ........................................           133          1,197
               Accrued liabilities .....................................           799           (767)
               Other long-term liabilities .............................           142            245
                                                                              --------       --------

                  Net cash provided by (used for) operating activities .         1,517         (2,077)

Cash flows from investing activities:
           Capital expenditures ........................................        (1,326)        (1,106)
           Proceeds from disposal of property, plant and equipment .....            50             15
           Reimbursement of equipment expenditures .....................           750             --
           Other .......................................................           147             60
                                                                              --------       --------

                  Net cash used for investing activities ...............          (379)        (1,031)

Cash flows from financing activities:
           Proceeds from revolving credit agreement ....................        27,169         12,458
           Repayments of revolving credit agreement ....................       (26,651)       (11,814)
           Repayments of long-term debt ................................          (600)          (600)
           Share transactions under employee stock plan ................            53             71
                                                                              --------       --------

                  Net cash provided by (used for) financing activities .           (29)           115

Increase (decrease) in cash and cash equivalents .......................         1,109         (2,993)
Cash and cash equivalents at the beginning of the period ...............         4,524          7,583
                                                                              --------       --------

                  Cash and cash equivalents at the end of the period ...      $  5,633       $  4,590
                                                                              ========       ========

Supplemental disclosure of cash flow information:
           Cash paid for interest ......................................      $   (352)      $   (380)
           Cash recovered from  income taxes, net ......................            34             10


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

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            MARCH 31,                    MARCH 31,
                                                      2004           2003            2004            2003
                                                    ---------      ---------       ---------       ---------
Net loss as reported .........................      $    (666)     $  (3,014)      $  (1,176)      $  (5,840)

Less: Stock-based compensation expense
determined under fair value based method for
all awards, net of related income tax effects              28             34              55              69
                                                    ---------      ---------       ---------       ---------

Pro forma net loss as if the fair value based
method had been applied to all awards ........      $    (694)     $  (3,048)      $  (1,231)      $  (5,909)
                                                    =========      =========       =========       =========

Net loss per share:
       Basic - as reported ...................      $   (0.13)     $   (0.57)      $   (0.23)      $   (1.11)
       Basic - pro forma .....................      $   (0.13)     $   (0.58)      $   (0.24)      $   (1.12)
       Diluted - as reported .................      $   (0.13)     $   (0.57)      $   (0.23)      $   (1.11)
       Diluted - pro forma ...................      $   (0.13)     $   (0.58)      $   (0.24)      $   (1.12)


C.  New Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised 2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The adoption of this standard during the second quarter of fiscal year 2004 did not have an impact on the Company's financial position or results of operations.

D.  Revenue Recognition

The Company recognizes revenue in accordance with the relevant portions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and No. 104, "Revenue Recognition". Revenue is generally recognized when products are shipped or services are provided to customers.

2.  INVENTORIES

Inventories consist of:

                                MARCH 31,  SEPTEMBER 30,
                                  2004        2003
                                 ------      ------
Raw materials and supplies       $2,950      $2,537
Work-in-process ...........       3,215       3,028
Finished goods ............       3,188       3,619
                                 ------      ------

      Total inventories ...      $9,353      $9,184
                                 ======      ======

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 34% and 28% of the Company's inventories at March 31, 2004 and September 30, 2003, respectively. Cost is determined using the specific identification method for approximately 28% and 33% of the Company's inventories at March 31, 2004 and September 30, 2003, respectively. The first-in, first-out ("FIFO") method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,281 and $3,230 higher than reported at March 31, 2004 and September 30, 2003, respectively.

3.  ASSETS HELD FOR SALE

Assets held for sale at March 31, 2004 consist of the building and land of the Company's Turbine Component Services and Repair Group's Tampa, Florida facility, which ceased operations during fiscal 2003. These assets are recorded at amounts not in excess of what the Company currently expects, based on management's estimates, to receive upon sale, less cost of disposal.

4.  COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:


                                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                                              MARCH 31,                   MARCH 31,
                                                              ---------                   ---------
                                                         2004          2003          2004          2003
                                                        -------       -------       -------       -------
Net loss .........................................      $  (666)      $(3,014)      $(1,176)      $(5,840)
Foreign currency translation adjustment ..........           32             3           163            67
Unrealized gain on interest rate swap agreement,
     net of income tax provision of $12 and $22 in
     fiscal 2003  ................................           46            24           124            43
Currency exchange contract adjustment ............         (176)         (500)         (124)         (340)
                                                        -------       -------       -------       -------

           Total comprehensive loss ..............      $  (764)      $(3,487)      $(1,013)      $(6,070)
                                                        =======       =======       =======       =======

The components of accumulated other comprehensive loss are as follows:


                                                          MARCH 31,   SEPTEMBER 30,
                                                            2004          2003
                                                           -------       -------

Foreign currency translation adjustment .............      $(6,682)      $(6,845)
Interest rate swap agreement adjustment .............         (265)         (389)
Currency exchange contract adjustment ...............         (124)           --
Minimum pension liability adjustment ................       (2,013)       (2,013)
                                                           -------       -------

           Total accumulated other comprehensive loss      $(9,084)      $(9,247)
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

Segment information is as follows:


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         MARCH 31,                     MARCH 31,
                                                                    2004           2003           2004           2003
                                                                  --------       --------       --------       --------
Net sales:
      Turbine Component Services and Repair Group ..........      $ 12,278       $  9,511       $ 24,002       $ 17,960
      Aerospace Component Manufacturing Group ..............         7,862          6,174         14,318         13,179
      Metal Finishing Group ................................         2,654          2,745          5,313          4,715
                                                                  --------       --------       --------       --------

              Consolidated net sales .......................      $ 22,794       $ 18,430       $ 43,633       $ 35,854
                                                                  ========       ========       ========       ========

   Operating income (loss):
      Turbine Component Services and Repair Group ..........      $   (683)      $ (2,497)      $ (1,137)      $ (4,358)
      Aerospace Component Manufacturing Group ..............           603           (288)           967           (389)
      Metal Finishing Group ................................           189            417            417            285
      Corporate unallocated expenses .......................          (639)          (425)          (918)          (816)
                                                                  --------       --------       --------       --------

              Consolidated operating loss ..................          (530)        (2,793)          (671)        (5,278)

    Interest expense, net ..................................           185            204            377            369
    Foreign currency exchange loss (gain), net .............           (36)            40            148            227
    Other income, net ......................................           (39)           (39)           (53)           (64)
                                                                  --------       --------       --------       --------


              Consolidated loss before income tax provision       $   (640)      $ (2,998)      $ (1,143)      $ (5,810)
                                                                  ========       ========       ========       ========


  The Company's net goodwill of $2,574 at March 31, 2004 and September 30, 2003 is allocated to its Metal Finishing Group.

6.  CONSOLIDATION OF OPERATIONS

During fiscal 2003, as a result of the continuing downturn in the commercial aviation industry and the resulting reduction in demand for third party aerospace turbine engine component repair services, such as those provided by the Company, the Turbine Component Services and Repair Group ("Repair Group") decided to optimize its component repair capability through consolidation of operations. The Company expects to complete these actions by September 30, 2004. As a result of this decision, the Repair Group incurred in fiscal 2003, $645 of severance and other employee benefit charges related to 60 personnel As of March 31, 2004, payments totaling $645 have been made for these expenses and all affected personnel have been terminated.

The following table summarizes the remaining liabilities for qualified exit costs at March 31, 2004 and activity for the six months then ended:

                                                 BALANCE           TOTAL            2004           2004         BALANCE
                                              SEPTEMBER 30,         2004            CASH         NON-CASH        MARCH 31,
                                                  2003            CHARGES         PAYMENTS        CHARGES         2004
                                                  ----            -------         --------        -------         ----

Severance and other employee benefits             $37              $  --            $37            $  --          $  --
                                                   ===             =====            ===            =====          =====

7.  LONG-TERM DEBT

In May 2004, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's $6,000 revolving credit agreement to September 30, 2005. The amendment waives the Company's minimum tangible net worth level covenant for the period ended March 31, 2004 and modifies the minimum tangible net worth level covenant.

8.  RETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company's defined benefit plans are as follows:


                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                              MARCH 31,               MARCH 31,
                                              ---------               ---------
                                           2004        2003        2004        2003
                                          -----       -----       -----       -----
Service cost .......................      $ 154       $ 233       $ 306       $ 463
Interest cost ......................        348         347         694         691
Expected return on plan assets .....       (384)       (366)       (766)       (730)
Amortization of transition asset ...         (3)         (3)         (5)         (5)
Amortization of prior service cost .         33          40          66          80
Amortization of net (gain) loss ....          5         (37)          9         (74)
                                          -----       -----       -----       -----

         Net periodic benefit cost .      $ 153       $ 214       $ 304       $ 425
                                          =====       =====       =====       =====

Through March 31, 2004, the Company has made $640 of contributions in fiscal 2004 to its defined benefit pension plans. The Company anticipates contributing an additional $633 to fund its defined benefit pension plans during the balance of fiscal 2004, resulting in total projected contributions of $1,273 in fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company's ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of heavy industrial turbine repair processes; (7) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) pension plan actuarial assumptions and future contributions; (14) net realizable value of assets held for sale; and (15) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

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

A.  RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2004 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2003

Net sales in the first six months of fiscal 2004 increased 21.7% to $43.6 million, compared with $35.9 million in the comparable period in fiscal 2003. Net loss in the first six months of fiscal 2004 was $1.2 million, compared with a net loss of $5.8 million in the comparable period in fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

Net sales in the first six months of fiscal 2004 increased 33.6% to $24.0 million, compared with $18.0 million in the comparable fiscal 2003 period. Component manufacturing and repair net sales increased $4.2 million to $18.9 million in the first six months of fiscal 2004, compared with $14.7 million in the comparable fiscal 2003 period. Demand for precision component machining and component repairs for small and large aerospace turbine engines, as well as industrial turbine engines, increased in the first six months of fiscal 2004, compared with the comparable fiscal 2003 period. This demand reflects an increase in component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, increased $1.8 million in the first six months of fiscal 2004 to $5.1 million, compared with $3.3 million in the comparable fiscal 2003 period.

During the first six months of fiscal 2004, the Repair Group's selling, general and administrative expenses decreased $1.2 million to $2.5 million, or 10.3% of net sales, from $3.7 million, or 20.5% of net sales, in the comparable fiscal 2003 period. Included in the $3.7 million of selling, general and administrative expenses in the first six months of fiscal 2003 were charges aggregating $1.2 million related to equipment impairment and $0.2 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. The remaining selling, general and administrative expenses in the first six months of fiscal 2003 were $2.3 million, or 13.0% of net sales.

The Repair Group's operating loss in the first six months of fiscal 2004 decreased $3.2 million to $1.1 million from $4.4 million in the comparable fiscal 2003 period. Included in the operating loss in the first six months of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.2 million of severance charges. The Repair Group's operating loss before the $1.4 million of aforementioned impairment and severance charges during the first six months of fiscal 2003 was $3.0 million. The reduced operating loss before the aforementioned impairment and severance charges was primarily due to the positive impact on margins of increased sales volumes for both component manufacturing and repair services and replacement parts.

During fiscal 2003 and continuing into the first six months of fiscal 2004, the euro strengthened against the U.S. dollar. The Repair Group's non-U.S. operation has most of its sales and denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first six months of fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During the first six months of fiscal 2004, the Company did not hedge all of its exposure to the strengthening euro and, therefore, the impact on the Repair Group's operating results in the first six months of fiscal 2004 was higher operating costs of approximately $2.3 million related to its non-U.S. operations, when compared to the comparable fiscal 2003 period.

The Repair Group's backlog as of March 31, 2004, was $7.5 million, compared with $8.9 million as of September 30, 2003. At March 31, 2004, $6.0 million of the total backlog was scheduled for delivery over the next twelve months and $1.4 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales of the ACM Group in the first six months of fiscal 2004 increased 8.6% to $14.3 million, compared with $13.2 million in the first six months of fiscal 2003.

For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.8 million to $6.7 million in the first six months of fiscal 2004, compared with $5.9 million in the same period in fiscal 2003. Net sales of turbine engine components for large aircraft increased $0.1 million to $0.5 million in the first six months of fiscal 2004, compared with $0.4 million in the comparable period in fiscal 2003. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-Royce Corporation of turbine engine components for small aircraft such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft, were $5.3 million in the first six months of both fiscal 2004 and 2003. Net sales of airframe components for large aircraft were $1.0 million in the first six months of both fiscal 2004 and 2003. Other product and non-product sales were $0.8 million and $0.6 million in the first six months of fiscal 2004 and 2003, respectively.

The ACM Group's airframe and turbine engine component net sales have both military and commercial aircraft applications.
Net sales of airframe and turbine engine components solely for military applications increased $1.1 million to $6.7 million in the first six months of fiscal 2004, compared with $5.6 million in the comparable period in fiscal 2003.

Selling, general and administrative expenses in the first six months of fiscal 2004 were $0.8 million, or 5.9% of net sales, compared with $1.1 million, or 8.4% of net sales, in the first six months of fiscal 2003. Selling, general and administrative expenses in the first six months of fiscal 2004 benefited from
(i) a $0.2 million reduction in the ACM Group's provision for bad debts and (ii) a $0.2 million reduction in compensation and employee benefits expenses due to open positions, compared with the same period in fiscal 2003.

The ACM Group's operating income in the first six months of fiscal 2004 was $1.0 million, compared with an operating loss of $0.4 million in the first six months of fiscal 2003. Operating results were favorably impacted in the first six months of fiscal 2004 by a $0.5 million decrease in material cost as a result of product mix consisting of a greater percentage of products sold containing lower cost materials, compared with the comparable period in fiscal 2003. Operating results in the first six months of fiscal 2004 when compared with the comparable period in fiscal 2003 also benefited by (i) $0.2 million due to improved utilization of labor; (ii) $0.1 million due to a decrease in manufacturing supplies and repair expenses; and (iii) $0.2 million due to a decrease in outside services expense. Operating results in the first six months of fiscal 2004 were negatively impacted by $0.1 million of higher energy costs, compared with the same period in fiscal 2003 Operating results were impacted by fluctuations in selling, general and administrative expenses as previously discussed.

The ACM Group's backlog as of March 31, 2004 was $22.8 million, compared with $21.4 million as of September 30, 2003. At March 31, 2004, $20.6 million of the total backlog was scheduled for delivery over the next twelve months and $0.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Metal Finishing Group

Net sales of the Metal Finishing Group increased 12.7% to $5.3 million in the first six months of fiscal 2004, compared with net sales of $4.7 million in the first six months of fiscal 2003. In the first six months of fiscal 2004, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 8.4% to $2.9 million, compared with $2.7 million in the same period in fiscal 2003. In the first six months of fiscal 2004, customized selective electrochemical finishing contract service net sales increased 17.3% to $2.2 million, compared with $1.9 million in the comparable fiscal 2003 period. Net sales to customers in the oil and gas exploration industry increased $0.5 million, while net sales to customers in the electronics industry increased $0.2 million in the first six months of fiscal 2004, compared with the same period in fiscal 2003. These net sales gains were partially offset in the first six months of fiscal 2004 by a decrease of $0.1 million in net sales to customers in the power generation industry, compared with the same period in fiscal 2003.

Selling, general and administrative expenses in the first six months of fiscal 2004 were $1.6 million, or 30.3% of net sales, compared with $1.5 million, or 32.8% of net sales in the first six months of fiscal 2003. The Metal Finishing Group's operating income in the first six months of fiscal 2004 was $0.4 million, compared with $0.3 million in the first six months of fiscal 2003. Operating income in the first six months of fiscal 2004 benefited from the interplay between higher net sales in relation to fixed overhead, selling, general and administrative expenses. The increase in operating income was partially offset in the first six months of fiscal 2004 by higher costs associated with the start up of a new customer-dedicated contract service operation at an existing service shop.

The Metal Finishing Group essentially had no backlog at March 31, 2004.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.9 million in the first six months of fiscal 2004, compared with $0.8 million in the same period in fiscal 2003. In the first six months of fiscal 2004, corporate unallocated expenses were impacted primarily by a $0.2 million increase in legal and professional expenses and by a $0.1 million decrease in corporate salary and benefits expenses.

Other/General

Interest expense was $0.4 million in both the first six months of fiscal 2004 and 2003. The favorable impact of a lower weighted average term note outstanding balance of $5.4 million in the first six months of fiscal 2004, compared with $6.6 million in the same period in fiscal 2003, was offset by a higher weighted average interest rate payable under the term note in the first six months of fiscal 2004, compared with the same period in fiscal 2003. The weighted average revolving credit agreement outstanding balance in the first six months of fiscal 2004 was $2.5 million, compared with $2.1 million in the same period in fiscal 2003. The weighted average interest rate payable under the revolving credit agreement was 4.5% in both the first six months of fiscal 2004 and 2003. The weighted average interest rate payable under the industrial development variable rate demand revenue bond was 1.16% in the first six months of fiscal 2004, compared with 1.5% in the same period in fiscal 2003. The weighted average balance outstanding under the industrial development variable rate demand revenue bond was $3.0 million in the first six months of fiscal 2004, compared with $3.2 million in the same period in fiscal 2003.

Currency exchange loss was $0.1 million in the first six months of fiscal 2004, compared with $0.2 million in the comparable period in fiscal 2003. This loss is the result of currency exchange rate fluctuations, resulting primarily from the impact of the continued strengthening of the euro in relation to the U.S. dollar, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In the first six months of fiscal 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2003

Net sales in the second quarter of fiscal 2004 increased 23.7% to $22.8 million, compared with $18.4 million in the comparable period in fiscal 2003. Net loss in the second quarter of fiscal 2004 was $0.7 million, compared with $3.0 million in the second quarter of fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

Net sales in the second quarter of fiscal 2004 increased 29.1% to $12.3 million, compared with $9.5 million in the comparable fiscal 2003 period. Component manufacturing and repair net sales increased $1.8 million to $9.5 million in the second quarter of fiscal 2004, compared with $7.7 million in the comparable fiscal 2003 period. Demand for precision component machining and component repairs for small and large aerospace turbine engines, as well as industrial turbine engines, increased in the second quarter of fiscal 2004, compared with the comparable fiscal 2003 period. This demand reflects an increase in component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, increased $1.0 million in the second quarter of fiscal 2004 to $2.8 million, compared with $1.8 million in the comparable fiscal 2003 period.

During the second quarter of fiscal 2004, the Repair Group's selling, general and administrative expenses decreased $1.4 million to $1.1 million, or 9.3% of net sales, from $2.5 million, or 26.3% of net sales, in the comparable fiscal 2003 period. Included in the $2.5 million of selling, general and administrative expenses in the second quarter of fiscal 2003 were charges aggregating $1.2 million related to equipment impairment and $0.2 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. The remaining selling, general and administrative expenses in the second quarter of fiscal 2003 were $1.2 million, or 12.1% of net sales.

The Repair Group's operating loss in the second quarter of fiscal 2004 decreased $1.8 million to $0.7 million from $2.5 million in the comparable fiscal 2003 period. Included in the operating loss in the second quarter of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.2 million of severance charges. The Repair Group's operating loss before the $1.4 million of aforementioned impairment and severance charges during the second quarter of fiscal 2003 was $1.1 million. The reduced operating loss before the aforementioned impairment and severance charges was primarily due to the positive impact on margins of increased sales volumes for both component manufacturing and repair services and replacement parts.

During fiscal 2003 and continuing into the first six months of fiscal 2004, the euro strengthened against the U.S. dollar. The Repair Group's non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the second quarter of fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During the second quarter of fiscal 2004, the Company hedged most of its exposure to the strengthening euro, but did so at rates much less attractive than in the same fiscal 2003 period and, therefore, the impact on the Repair Group's operating results in the second quarter of fiscal 2004 was higher operating costs of approximately $1.3 million related to its non-U.S. operations, when compared to the comparable fiscal 2003 period.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales of the ACM Group in the second quarter of fiscal 2004 increased 27.3% to $7.9 million, compared with $6.2 million in the second quarter of fiscal 2003.

For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-Royce Corporation of turbine engine components for small aircraft such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft, increased $0.8 million to $3.4 million in the second quarter of fiscal 2004, compared with $2.6 million in the comparable period in fiscal 2003. Net sales of airframe components for small aircraft increased $0.5 million to $3.3 million in the second quarter of fiscal 2004, compared with $2.8 million in the same period in fiscal 2003. Net sales of turbine engine components for large aircraft increased $0.1 million to $0.3 million in the second quarter of fiscal 2004, compared with $0.2 million in the comparable period in fiscal 2003. Net sales of airframe components for large aircraft were $0.5 million in the second quarter of fiscal 2004, compared with $0.4 million in the same period in fiscal 2003. Other product and non-product sales were $0.4 million and $0.1 million in the second quarter of fiscal 2004 and 2003, respectively.

The ACM Group's airframe and turbine engine component net sales have both military and commercial aircraft applications. Net sales of airframe and turbine engine components solely for military applications increased $0.9 million to $3.5 million in the second quarter of fiscal 2004, compared with $2.6 million in the comparable period in fiscal 2003.

Selling, general and administrative expenses in the second quarter of fiscal 2004 were $0.4 million, or 4.5% of net sales, compared with $0.5 million, or 7.7% of net sales, in the second quarter of fiscal 2003. Selling, general and administrative expenses in the second quarter of fiscal 2004 benefited from (i) a $0.1 million reduction in the ACM Group's provision for bad debts and (ii) a $0.1 million reduction in compensation and employee benefits expenses due to open positions, compared with the same period in fiscal 2003.

The ACM Group's operating income in the second quarter of fiscal 2004 was $0.6 million, compared with an operating loss of $0.3 million in the second quarter of fiscal 2003. Operating results were favorably impacted in the second quarter of fiscal 2004 by a $0.3 million decrease in material cost as a result of product mix consisting of a greater percentage of products containing lower cost materials, compared with the comparable period in fiscal 2003. Operating results in the second quarter of fiscal 2004 when compared with the comparable period in fiscal 2003 also benefited by (i) $0.2 million due to improved utilization of labor; (ii) $0.2 million due to a decrease in outside services expense. Operating results in the second quarter of fiscal 2004 were negatively impacted by $0.1 million of higher energy costs, compared with the same period in fiscal 2003. Operating results were impacted by fluctuations in selling, general and administrative expenses as previously discussed.

Metal Finishing Group

Net sales of the Metal Finishing Group were $2.7 million in both the second quarters of fiscal 2004 and 2003. Product net sales, consisting of selective electrochemical finishing equipment and solutions, were $1.6 million in both the second quarters of fiscal 2004 and 2003. In the second quarter of fiscal 2004, customized selective electrochemical finishing contract service net sales decreased 7.8% to $1.0 million, compared with $1.1 million in the comparable fiscal 2003 period. Net sales to customers in the oil and gas exploration industry increased $0.3 million in the second quarter of fiscal 2004, compared with the same period in fiscal 2003. These net sales gains in the second quarter of fiscal 2004 were offset by a decrease of $0.2 million in net sales to customers in the automotive industry and a decrease of $0.1 million in net sales to customers in the aerospace industry, compared with the same period in fiscal 2003.

Selling, general and administrative expenses were $0.8 million in both the second quarters of fiscal 2004 and 2003, or 29.1% and 28.3% of net sales, respectively. The Metal Finishing Group's operating income in the second quarter of fiscal 2004 was $0.2 million, compared with $0.4 million in the second quarter of fiscal 2003. Operating results in the second quarter of fiscal 2004 were negatively impacted by higher costs associated with the start up of a new customer-dedicated contract service operation at an existing service shop.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the second quarter of fiscal 2004, compared with $0.4 million in the same period in fiscal 2003. In the second quarter of fiscal 2004, corporate unallocated expenses were impacted primarily by a $0.3 million increase in legal and professional expenses.

Other/General

Interest expense was $0.2 million in both the second quarters of fiscal 2004 and 2003. The favorable impact of a lower weighted average term note outstanding balance of $5.2 million in the second quarter of fiscal 2004, compared with $6.4 million in the same period in fiscal 2003, was offset by a higher weighted average interest rate payable under the term note in the second quarter of fiscal 2004, compared with the same period in fiscal 2003. The weighted average revolving credit agreement outstanding balance in the second quarter of fiscal 2004 was $2.7 million, compared with $1.7 million in the same period in fiscal 2003. The weighted average interest rate payable under the revolving credit agreement was 4.5% in both of the second quarters of fiscal 2004 and 2003. The weighted average interest rate payable under the industrial development variable rate demand revenue bond was 1.12% in the second quarter of fiscal 2004, compared with 1.27% in the same period in fiscal 2003. The weighted average balance outstanding under the industrial development variable rate demand revenue bond was $3.0 million in the second quarter of fiscal 2004, compared with $3.2 million in the same period in fiscal 2003.

Currency exchange gain was $0.04 million in the second quarter of fiscal 2004, compared with a currency exchange loss of $0.04 million in the comparable period in fiscal 2003. The fiscal 2004 second quarter currency exchange gain is the result of currency exchange rate fluctuations, resulting primarily from the impact of a nominal improvement at the end of the second quarter of fiscal 2004 in the value of the U.S. dollar in relation to the euro on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In the second quarters of fiscal 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its net deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

B.  Liquidity and Capital Resources

Cash and cash equivalents increased to $5.6 million at March 31, 2004 from $4.5 million at September 30, 2003. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

The Company's operating activities generated $1.5 million of cash in the first six months of fiscal 2004. The increase in cash provided by operations is primarily attributable to (i) a $0.9 million decrease in accounts receivable due primarily to improved collections and (ii) a $0.8 million increase in accrued liabilities attributable to the timing of increases in compensation, property tax and royalty accruals. These increases in cash provided by operations were offset in part by a $0.6 million increase in prepaid expenses and other current assets due primarily to the payment of certain insurance premiums. During the first six months of fiscal 2004, the Company received a $0.7 million reimbursement for certain capital expenditures that were previously made in anticipation of a proposed joint venture that did not materialize.

Capital expenditures were $1.3 million in the first six months of fiscal 2004. Capital expenditures in the first six months of fiscal 2004 consist of $0.5 million by the ACM Group, $0.2 million by the Metal Finishing Group and $0.6 million by the Repair Group. Capital expenditures are expected to (i) provide increased range of manufacturing capabilities; (ii) automate certain machining operations; and (iii) enhance the Company's service and repair capabilities. At March 31, 2004, the Company had outstanding commitments for capital expenditures totaling $1.0 million. The Company anticipates that total fiscal 2004 capital expenditures will approximate $3.0 million.

At March 31, 2004, the Company has a 15-year industrial development variable rate revenue bond outstanding, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The industrial development variable rate revenue bond requires annual principal payments ranging from $0.2 million in fiscal 2004 to $0.4 million in fiscal 2013. The interest rate is reset weekly based on prevailing tax-exempt money market rates. The interest rate as of March 31, 2004 was 1.16%. The outstanding balance of the industrial development variable rate revenue bond at March 31, 2004 was $3.0 million. The bank's commitment fee on a standby letter of credit that collateralizes the industrial development variable rate revenue bond is 2.75% of the outstanding balance.

Operations at the Repair Group's Tampa, Florida facility ceased at the end of fiscal 2003. At March 31, 2004, the facility is held for sale. The sale of the facility may result in one of the following occurring: (i) repayment of the industrial development variable rate revenue bond; (ii) continued servicing of the industrial development variable rate revenue bond by the Company; or (iii) assumption of the industrial development variable rate revenue bond by the buyer of the facility. The ultimate use of the facility determines, in part, which options may be available.

At March 31, 2004, the Company has a term note that is repayable in quarterly installments of $0.3 million through February 2005, with the remaining balance of $3.9 million due May 1, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at March 31, 2004 was 9.49%. The outstanding balance of the term note as of March 31, 2004 was $5.1 million.

At March 31, 2004, the Company had a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on March 31, 2005 and bears interest at the bank's base rate plus 0.50%. The interest rate was 4.5% at March 31, 2004. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2004, the outstanding balance under the revolving credit agreement was $2.3 million and the Company had $3.5 million available under its revolving credit agreement.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that limit the amount of capital expenditures and require maintenance of a minimum tangible net worth level and minimum adjusted fixed charge to EBITDA coverage ratio.

In May 2004, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's $6.0 million revolving credit agreement to September 30, 2005. The amendment waives the Company's minimum tangible net worth level covenant for the period ended March 31, 2004 and modifies the minimum tangible net worth level covenant. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at March 31, 2004.

The Company believes that cash flow from its operations together with existing cash reserves and funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal 2004. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurances that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C.  Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This standard retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which it replaces. It requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised 2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The adoption of this standard during the second quarter of fiscal year 2004 did not have an impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company's products and services in transactions denominated in non-U.S. dollar currencies (primarily the euro and British pound); the payment in local currency of wages and other costs related to the Company's non-U.S. operations (primarily the euro); and changes in interest rates on the Company's long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2004, and does not expect inflation to be a significant factor in the balance of fiscal 2004.

A.  Foreign Currency Risk

The U.S. dollar is the functional currency for all of the Company's U.S. operations and its Irish subsidiary. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in earnings.

During the first six months of fiscal 2004, the euro continued to be strong in relation to the U.S. dollar. The Repair Group's non-U.S. operation has a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first six months of fiscal 2004, the Company did not hedge all of its exposure to the euro. During the second quarter of fiscal 2004, the Company entered into several currency exchange contracts at prevailing market rates. At March 31, 2004, the Company had forward exchange contracts outstanding for durations of up to six months to purchase euros aggregating U.S. $9.4 million at euro to U.S. dollar exchange rates ranging from 1.2196 to 1.2633. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at March 31, 2004 are denominated, would result in a $0.9 million decline or increase, respectively, in the value of the forward exchange contracts. Factors that could impact the effectiveness of the Company's hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At March 31, 2004, the Company's assets and liabilities denominated in the British pound and the euro were as follows (amounts in thousands):

                                                         BRITISH POUND     EURO
                                                         -------------     ----

Cash and cash equivalents ..........................           483           274
Accounts receivable ................................           293           293
Accounts payable and accrued liabilities ...........           163         1,573

B.  Interest Rate Risk

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from March 31, 2004 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bond, the additional annual interest expense to the Company would be approximately $0.1 million.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on January 27, 2004, there were a total of 4,728,451 shareholders voting either in person or by proxy. The shareholders:

      A.    Elected six directors to the Company's Board of Directors, Jeffrey
            P. Gotschall, Michael S. Lipscomb, P. Charles Miller, Jr., Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, to serve on the Board of Directors until the Company's Annual Meeting in 2005.

            The results of the voting for directors were as follows:

                       NAME                VOTES FOR              VOTES WITHHELD
                       ----                ---------              --------------

          Jeffrey P. Gotschall             4,642,956                  85,495
          Michael S. Lipscomb              4,679,894                  48,557
          P. Charles Miller, Jr.           4,681,394                  47,057
          Alayne L. Reitman                4,681,294                  47,157
          Hudson D. Smith                  4,680,380                  48,071
          J. Douglas Whelan                4,681,394                  47,057

      B. Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2004. There were 4,674,288 votes cast for the appointment, 17,022 votes cast against the appointment and 37,141 abstentions.

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

       4.10*      Amendment No. 6 to Amended and Restated Credit Agreement dated
                  March 31, 2004 between SIFCO Industries, Inc. and National
                  City Bank

       4.11*      Consolidated Amendment No. 7 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated May 14, 2004 between SIFCO Industries,
                  Inc. and National City Bank

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

       *31.1      Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

       *31.2      Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a) / 15d-14(a)

       *32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350

       *32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                             SIFCO Industries, Inc.
                                             (Registrant)



Date:  May 17, 2004                          /s/ Jeffrey P. Gotschall
                                             -----------------------------------
                                                 Jeffrey P. Gotschall
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date:  May 17, 2004                          /s/ Frank A. Cappello
                                             -----------------------------------
                                                 Frank A. Cappello
                                                 Vice President-Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)