Form 10-Q
period 2004-06-30
SIFCO INDUSTRIES INC
filed 2004-08-09
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2004

                                       or

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the transition period from _________________ to ___________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


             Ohio                                         34-0553950
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  970 East 64th Street, Cleveland Ohio                     44103
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                 (216) 881-8600
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ----       ----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes         No    X
     ----       -----


The number of the Registrant's Common Shares outstanding at July 31, 2004 was 5,152,233.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                     --------------------    --------------------
                                                       2004       2003         2004         2003
                                                     --------    --------    --------    --------
Net sales                                            $ 23,015    $ 22,574    $ 66,648    $ 58,428
Operating expenses:
    Cost of goods sold                                 20,421      19,167      58,888      53,150
    Selling, general and administrative expenses        2,849       3,045       8,686      10,194
                                                     --------    --------    --------    --------

         Total operating expenses                      23,270      22,212      67,574      63,344
                                                     --------    --------    --------    --------

               Operating income (loss)                   (255)        362        (926)     (4,916)

Interest income                                           (14)         (8)        (40)        (53)
Interest expense                                          189         217         592         631
Foreign currency exchange loss (gain), net                (55)         60          93         287
Other income, net                                        (132)       (150)       (185)       (214)
                                                     --------    --------    --------    --------

                 Income (loss) before income tax         (243)        243      (1,386)     (5,567)
           provision

Income tax provision                                       10          11          43          41
                                                     --------    --------    --------    --------

               Net income (loss)                     $   (253)   $    232    $ (1,429)   $ (5,608)
                                                     ========    ========    ========    ========


Net income (loss) per share (basic)                  $  (0.05)   $   0.04    $  (0.27)   $  (1.07)
Net income (loss) per share (diluted)                $  (0.05)   $   0.04    $  (0.27)   $  (1.07)

Weighted-average number of common shares (basic)        5,220       5,254       5,223       5,256
Weighted-average number of common shares (diluted)      5,220       5,254       5,223       5,256


See notes to unaudited consolidated condensed financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 JUNE 30,      SEPTEMBER 30,
                                                                                  2004             2003
                                                                                ----------     -------------
                                                                               (UNAUDITED)
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                   $  5,938         $  4,524
    Receivables, net                                                              17,530           16,648
    Inventories                                                                    7,987            9,184
    Refundable income taxes                                                           --               23
    Prepaid expenses and other current assets                                        882              473
    Assets held for sale                                                           4,198               --
                                                                                --------         --------

               Total current assets                                               36,535           30,852

Property, plant and equipment, net                                                19,946           25,704

Other assets:
    Goodwill, net                                                                  2,574            2,574
    Other assets                                                                   2,822            2,548
                                                                                --------         --------

               Total other assets                                                  5,396            5,122
                                                                                --------         --------

                      Total assets                                              $ 61,877         $ 61,678
                                                                                ========         ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                                        $  1,461         $  1,451
    Accounts payable                                                               7,034            6,491
    Accrued liabilities                                                            7,271            6,471
                                                                                --------         --------

               Total current liabilities                                          15,766           14,413

Long-term debt, net of current maturities                                          8,996            9,033

Other long-term liabilities                                                        7,931            7,951

Shareholders' equity:
    Serial preferred shares, no par value, authorized 1,000 shares                    --               --
    Common shares, par value $1 per share, authorized 10,000 shares; issued
         5,269 and 5,294 shares at June 30, 2004 and September 30, 2003, respectively; outstanding 5,214 shares at June 30, 2004 and 5,226 at
         September 30, 2003                                                        5,269            5,294
    Additional paid-in capital                                                     6,559            6,661
    Retained earnings                                                             26,853           28,282
    Accumulated other comprehensive loss                                          (8,980)          (9,247)
    Unearned compensation - restricted common shares                                (188)            (309)
    Common shares held in treasury at cost, 55 and 68 shares at June 30, 2004
         and September 30, 2003, respectively                                       (329)            (400)
                                                                                --------         --------

               Total shareholders' equity                                         29,184           30,281
                                                                                --------         --------

                      Total liabilities and shareholders' equity                $ 61,877         $ 61,678
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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                         --------------------
                                                                            2004        2003
                                                                         ---------   ---------
Cash flows from operating activities:
    Net loss                                                             $ (1,429)   $ (5,608)
    Adjustments to reconcile net loss to net cash
        provided by (used for) operating activities:
           Depreciation and amortization                                    2,670       3,242
           Loss (gain) on disposal of property, plant and equipment           (13)          3
           Asset impairment charges                                            --       1,175

           Changes in operating assets and liabilities:
               Receivables                                                   (882)     (1,702)
               Inventories                                                  1,197         (67)
               Refundable income taxes                                         23         (58)
               Prepaid expenses and other current assets                     (409)       (280)
               Other assets                                                  (274)       (158)
               Accounts payable                                               543       3,143
               Accrued liabilities                                            736        (882)
               Other long-term liabilities                                    161         129
                                                                         --------    --------

                  Net cash provided by (used for) operating activities      2,323      (1,063)

Cash flows from investing activities:
           Capital expenditures                                            (1,909)     (1,355)
           Proceeds from disposal of property, plant and equipment             77         143
           Reimbursement of equipment expenditures                            750          --
           Other                                                              135         128
                                                                         --------    --------

                  Net cash used for investing activities                     (947)     (1,084)

Cash flows from financing activities:
           Proceeds from revolving credit agreement                        40,809      19,242
           Repayments of revolving credit agreement                       (39,685)    (18,919)
           Repayments of long-term debt                                    (1,151)     (1,140)
           Proceeds from other indebtedness                                    --          14
           Share transactions under employee stock plan                        65          93
                                                                         --------    --------

                  Net cash provided by (used for) financing activities         38        (710)

Increase (decrease) in cash and cash equivalents                            1,414      (2,857)
Cash and cash equivalents at the beginning of the period                    4,524       7,583
                                                                         --------    --------

                  Cash and cash equivalents at the end of the period     $  5,938    $  4,726
                                                                         ========    ========

Supplemental disclosure of cash flow information:
           Cash paid for interest                                        $   (434)   $   (566)
           Cash recovered from (paid for) income taxes, net                    36         (10)

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

B.  Stock-Based Compensation

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options' vesting periods. The pro forma information is as follows:

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                             ---------------------      ---------------------------
                                                               2004          2003          2004              2003
                                                             --------      ------       ----------       ----------
Net income (loss) as reported                                $   (253)      $   232      $   (1,429)      $  (5,608)

Less: Stock-based compensation expense
     determined under fair value based method for
     all awards, net of related income tax effects                27             35               82             103
                                                             -------        -------      -----------      ----------


Pro forma net income (loss) as if the fair value
   based method had been applied to all awards               $   (280)      $   197      $   (1,511)      $  (5,711)
                                                             ========       =======      ==========       =========

Net income (loss) per share:
       Basic - as reported                                   $  (0.05)      $  0.04      $    (0.27)      $   (1.07)
       Basic - pro forma                                     $  (0.05)      $  0.04      $    (0.29)      $   (1.09)
       Diluted - as reported                                 $  (0.05)      $  0.04      $    (0.27)      $   (1.07)
       Diluted - pro forma                                   $  (0.05)      $  0.04      $    (0.29)      $   (1.09)


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

2.  INVENTORIES

Inventories consist of:

                                   JUNE 30,        SEPTEMBER 30,
                                     2004              2003
                                   --------        -------------
Raw materials and supplies          $2,577            $2,537
Work-in-process                      2,915             3,028
Finished goods                       2,495             3,619
                                    ------            ------
      Total inventories             $7,987            $9,184
                                    ======            ======

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for 34% and 28% of the Company's inventories at June 30, 2004 and September 30, 2003, respectively. Cost is determined using the specific identification method for approximately 24% and 33% of the Company's inventories at June 30, 2004 and September 30, 2003, respectively. The first-in, first-out ("FIFO") method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,343 and $3,230 higher than reported at June 30, 2004 and September 30, 2003, respectively.

3.  ASSETS HELD FOR SALE

Assets held for sale at June 30, 2004 consist of the building and land of the Company's Turbine Component Services and Repair Group facility located in Tampa, Florida, which ceased operations during fiscal 2003, and a building and land that is part of the Turbine Component Services and Repair Group's Irish operations, which are being consolidated into the remaining two buildings during fiscal 2004. These assets are recorded at amounts not in excess of what the Company currently expects, based on management's estimates, to receive upon sale, less cost of disposal.

4.  COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive loss is as follows:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                     ------------------    -------------------
                                                       2004       2003       2004       2003
                                                     -------    -------    --------   --------
Net income (loss)                                    $  (253)   $   232    $(1,429)   $(5,608)
Foreign currency translation adjustment                  (14)        79        149        146
Unrealized gain on interest rate swap agreement,
     net of income tax provision of $12 and $22 in
     fiscal 2003                                          88         55        212         98
Currency exchange contract adjustment                     61       (695)       (63)    (1,035)
Minimum pension liability adjustment                     (31)       (37)       (31)       (37)
                                                     -------    -------    --------   --------

           Total comprehensive loss                  $  (149)   $  (366)   $(1,162)   $(6,436)
                                                     =======    =======    ========   ========

The components of accumulated other comprehensive loss are as follows:


                                                                  JUNE 30,         SEPTEMBER 30,
                                                                    2004               2003
                                                                  --------         -------------
Foreign currency translation adjustment                           $(6,696)           $(6,845)
Interest rate swap agreement adjustment                              (177)              (389)
Currency exchange contract adjustment                                 (63)                --
Minimum pension liability adjustment                               (2,044)            (2,013)
                                                                  --------           --------
           Total accumulated other comprehensive loss             $(8,980)           $(9,247)
                                                                  ========           ========


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

Segment information is as follows:

                                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                            JUNE 30,                 JUNE 30,
                                                                     --------------------    --------------------
                                                                       2004        2003        2004         2003
                                                                     --------    --------    --------    --------
Net sales:
    Turbine Component Services and Repair Group                      $ 11,474    $ 11,114    $ 35,476    $ 29,074
    Aerospace Component Manufacturing Group                             8,687       8,965      23,005      22,144
    Metal Finishing Group                                               2,854       2,495       8,167       7,210
                                                                     --------    --------    --------    --------
      Consolidated net sales                                         $ 23,015    $ 22,574    $ 66,648    $ 58,428
                                                                     ========    ========    ========    ========

 Operating income (loss):
    Turbine Component Services and Repair Group                      $   (874)   $   (407)   $ (2,011)   $ (4,765)
    Aerospace Component Manufacturing Group                               733       1,075       1,700         686
    Metal Finishing Group                                                 158         281         575         566
    Corporate unallocated expenses                                       (272)       (587)     (1,190)     (1,403)
                                                                     --------    --------    --------    --------

      Consolidated operating income (loss)                               (255)        362        (926)     (4,916)

  Interest expense, net                                                   175         209         552         578
  Foreign currency exchange loss (gain), net                              (55)         60          93         287
  Other income, net                                                      (132)       (150)       (185)       (214)
                                                                     --------    --------    --------    --------

      Consolidated income (loss) before income tax provision         $   (243)   $    243    $ (1,386)   $ (5,567)
                                                                     ========    ========    ========    ========


The Company's net goodwill of $2,574 at March 31, 2004 and September 30, 2003 is allocated to its Metal Finishing Group.


6.  LONG-TERM DEBT

Effective June 30, 2004, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's term note to September 30, 2005. The amendment also extends the maturity date of the standby letter of credit that collateralizes the industrial development variable rate revenue bond to September 30, 2005.

7.  RETIREMENT BENEFIT PLANS

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company's defined benefit plans are as follows:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                       ----------------------        ----------------------
                                         2004           2003           2004          2003
                                       -------        -------        -------        -------
Service cost                           $   163        $    86        $   469        $   549
Interest cost                              350            511          1,044          1,202
Expected return on plan assets            (373)          (528)        (1,139)        (1,258)
Amortization of transition asset            (3)            (5)            (8)           (10)
Amortization of prior service cost          33             38             99            118
Amortization of net (gain) loss             10             21             19            (53)
                                       -------        -------        -------        -------
         Net periodic benefit cost     $   180        $   123        $   484        $   548
                                       =======        =======        =======        =======


Through June 30, 2004, the Company has made $869 of contributions in fiscal 2004 to its defined benefit pension plans. The Company anticipates contributing an additional $345 to fund its defined benefit pension plans during the balance of fiscal 2004, resulting in total projected contributions of $1,214 in fiscal 2004.

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

A.  Results of Operations

NINE MONTHS ENDED JUNE 30, 2004 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2003

Net sales in the first nine months of fiscal 2004 increased 14.1% to $66.6 million, compared with $58.4 million in the comparable period in fiscal 2003. Net loss in the first nine months of fiscal 2004 was $1.4 million, compared with a net loss of $5.6 million in the comparable period in fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

Net sales in the first nine months of fiscal 2004 increased 22.0% to $35.5 million, compared with $29.1 million in the comparable fiscal 2003 period. Component manufacturing and repair net sales increased $5.1 million to $28.2 million in the first nine months of fiscal 2004, compared with $23.1 million in the comparable fiscal 2003 period. Demand for precision component machining and for component repairs for industrial turbine engines and large aerospace turbine engines increased, while the demand for component repairs for small aerospace turbine engines decreased in the first nine months of fiscal 2004, compared with the comparable fiscal 2003 period. This reflects an increase in component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, increased $1.3 million in the first nine months of fiscal 2004, compared with the comparable fiscal 2003 period.

During the first nine months of fiscal 2004, the Repair Group's selling, general and administrative expenses decreased $1.2 million to $3.6 million, or 10.1% of net sales, from $4.8 million, or 16.5% of net sales, in the comparable fiscal 2003 period. Included in the $4.8 million of selling, general and administrative expenses in the first nine months of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.4 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. The remaining selling, general and administrative expenses in the first nine months of fiscal 2003 were $3.2 million, or 11.1% of net sales.

The Repair Group's operating loss in the first nine months of fiscal 2004 decreased $2.8 million to $2.0 million from a $4.8 million loss in the comparable fiscal 2003 period. Included in the operating loss in the first nine months of fiscal 2003 were charges aggregating $1.2 million related to the impairment of equipment and $0.4 million of severance charges. In addition to the impact of the non-recurrence of the aforementioned impairment and severance charges, operating results improved in the first nine months of fiscal 2004 due to the positive impact on margins of increased sales volumes for component manufacturing and repair services, partially offset by reduced margins on sales of replacement parts and the negative impact of the continued strength of the euro against the U.S. dollar as described below.

During fiscal 2003, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the first nine months of fiscal 2004. The Repair Group's non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first nine months of fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During the first nine months of fiscal 2004, the Company did not hedge all of its exposure to the strengthening euro and, therefore, the impact on the Repair Group's operating results in the first nine months of fiscal 2004 was higher operating costs, including selling, general and administrative expenses, of approximately $3.5 million related to its non-U.S. operations, when compared to the comparable fiscal 2003 period.

The Repair Group's backlog as of June 30, 2004, was $5.5 million, compared with $8.9 million as of September 30, 2003. At June 30, 2004, $4.5 million of the total backlog is scheduled for delivery over the next twelve months and $1.0 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales of the ACM Group in the first nine months of fiscal 2004 increased 3.9% to $23.0 million, compared with $22.1 million in the comparable period of fiscal 2003.

For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $0.5 million to $10.3 million in the first nine months of fiscal 2004, compared with $10.8 million in the same period in fiscal 2003. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-Royce Corporation of turbine engine components for the AE series turbine engines for business and regional jets, as well as military transport and surveillance aircraft, increased $0.8 million to $8.9 million in the first nine months of fiscal 2004, compared with $8.1 million in the comparable period in fiscal 2003. Net sales of airframe components for large aircraft were $1.5 million in the first nine months of both fiscal 2004 and 2003. Net sales of turbine engine components for large aircraft increased to $0.8 million in the first nine months of fiscal 2004, compared with $0.7 million in the same period in fiscal 2003. Other sales, including non-aerospace component sales, were $1.5 million and $1.0 million in the first nine months of fiscal 2004 and 2003, respectively. The increase in other sales is attributable primarily to increases in tooling revenue and order cancellation charges.

The ACM Group's airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications decreased $0.6 million to $10.2 million in the first nine months of fiscal 2004, compared with $10.8 million in the first nine months of fiscal 2003.

Selling, general and administrative expenses in the first nine months of fiscal 2004 were $1.4 million, or 6.2% of net sales, compared with $1.7 million, or 7.7% of net sales, in the first nine months of fiscal 2003. Selling, general and administrative expenses in the first nine months of fiscal 2004 benefited from a $0.2 million reduction in the provision for uncollectible accounts receivable and $0.1 million reduction in compensation and employee benefits expenses due to open positions, compared with the comparable period in fiscal 2003.

The ACM Group's operating income in the first nine months of fiscal 2004 was $1.7 million, compared with operating income of $0.7 million in the same period in fiscal 2003. Operating results were favorably impacted in the fist nine months of fiscal 2004 compared with the same period in fiscal 2003 by (i) a $0.5 million decrease in material cost as a result of product mix consisting of a greater percentage of products sold containing lower cost materials; (ii) a $0.2 million decrease in labor costs due to improved utilization of labor; (iii) a $0.2 million decrease in manufacturing supplies and repair expenses; and (iv) a $0.2 million decrease in outside services expense. Operating results in the first nine months of fiscal 2004 were negatively impacted by a $0.1 million increase in the LIFO provision and a $0.4 million decrease in inventory levels compared with the same period in fiscal 2003. Operating results in the first nine months of fiscal 2004 were also favorably impacted by reductions in selling, general and administrative expenses as discussed in the previous paragraph.

The ACM Group's backlog as of June 30, 2004 was $21.9 million, compared with $21.4 million as of September 30, 2003. At June 30, 2004, $20.1 million of the total backlog was scheduled for delivery over the next twelve months and $1.8 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Metal Finishing Group

Net sales of the Metal Finishing Group increased 13.3% to $8.1 million in the first nine months of fiscal 2004, compared with net sales of $7.2 million in the first nine months of fiscal 2003. In the first nine months of fiscal 2004, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 7.2% to $4.4 million, compared with $4.1 million in the same period in fiscal 2003. In the first nine months of fiscal 2004, customized selective electrochemical finishing contract service net sales increased 19.8% to $3.6 million, compared with $3.0 million in the same period in fiscal 2003. In the first nine months of fiscal 2004 net sales to customers in the oil and gas exploration industry increased $0.6 million; net sales to customers in the aerospace industry increased $0.3 million; net sales to customers in the electronics industry increased $0.2 million; and net sales to customers in the automotive industry increased $0.1 million, compared with the same period in fiscal 2003. These net sales gains were partially offset in the first nine months of fiscal 2004 by a decrease of $0.1 million in net sales to the U.S. military, compared with the same period in fiscal 2003.

Selling, general and administrative expenses in the first nine months of fiscal 2004 were $2.5 million, or 30.3% of net sales, compared with $2.3 million, or 31.7% of net sales, in the first nine months of fiscal 2003. The increase in selling, general and administrative expenses is attributable to $0.1 million increase in compensation and employee benefit expenses, consisting primarily of one-time severance benefits, and a $0.1 million increase in legal and professional expenses. Operating income in both the first nine months of fiscal 2004 and 2003 was $0.6 million. Operating income in the first nine months of fiscal 2004 was negatively impacted by higher costs, including labor and employee benefits, associated with the start up of a new customer-dedicated contract service operation at an existing service shop and higher insurance expense; as well as the increases in selling, general and administrative expenses previously discussed.

The Metal Finishing Group essentially had no backlog at June 30, 2004.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.2 million in the first nine months of fiscal 2004, compared with $1.4 million in the same period in fiscal 2003. In the first nine months of fiscal 2004, corporate unallocated expenses were favorably impacted primarily by a $0.1 million decrease in legal and professional expenses and by a $0.1 million decrease in corporate salary and employee benefits expenses.

Other/General

Interest expense was $0.6 million in the first nine months of fiscal 2004 and 2003. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company's credit agreements in the first nine months of fiscal years 2004 and 2003.

                                                      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                                        INTEREST RATE                     OUTSTANDING BALANCE
                                                  NINE MONTHS ENDED JUNE 30,            NINE MONTHS ENDED JUNE 30,
                                                  --------------------------           ----------------------------
CREDIT AGREEMENT                                    2004             2003                  2004             2003
----------------                                  -------          ---------           ------------    ------------
Industrial development variable rate demand
    revenue bond                                    1.2%             1.4%              $2.9 million    $3.2 million
Term note                                           9.5%             8.8%              $5.2 million    $6.4 million
Revolving credit agreement                          4.5%             4.6%              $2.5 million    $2.3 million


Currency exchange loss was $0.1 million in the first nine months of fiscal 2004, compared with $0.3 million in the comparable period in fiscal 2003. This loss is the result of the impact of currency exchange rate fluctuations, resulting primarily from the impact of continued strength of the euro in relation to the U.S. dollar, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In the first nine months of fiscal year 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

Net sales in the third quarter of fiscal 2004 increased 2.0% to $23.0 million, compared with $22.6 million in the comparable period in fiscal 2003. Net loss in the third quarter of fiscal 2004 was $0.3 million, compared with a net income of $0.2 million in the comparable period in fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

Net sales in the third quarter of fiscal 2004 increased 3.2% to $11.5 million, compared with $11.1 million in the comparable fiscal 2003 period. Component manufacturing and repair net sales increased $0.9 million to $9.3 million in the third quarter of fiscal 2004, compared with $8.4 million in the comparable fiscal 2003 period. Demand for component repairs for industrial turbine engines and for small and large aerospace turbine engines increased, while the demand for precision component machining decreased in the third quarter of fiscal 2004, compared with the comparable fiscal 2003 period. This reflects an increase in component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $0.5 million in the third quarter of fiscal 2004, compared with the comparable fiscal 2003 period.

During the third quarter of fiscal 2004, the Repair Group's selling, general and administrative expenses were $1.1 million, or 10.1% of net sales, compared with $1.1 million, or 9.9% of net sales, in the comparable fiscal 2003 period. Included in the

$1.1 million of selling, general and administrative expenses in the third quarter of fiscal 2003 were $0.2 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. The remaining selling, general and administrative expenses in the third quarter of fiscal 2003 were $0.9 million, or 8.0% of net sales.

The Repair Group's operating loss in the third quarter of fiscal 2004 increased $0.5 million to $0.9 million from a $0.4 million loss in the comparable fiscal 2003 period. Included in the operating loss in the third quarter of fiscal 2003 were $0.2 million of severance charges. The increased operating loss in the third quarter of fiscal 2004 was primarily due to the negative impact of the continued strength of the euro against the U.S. dollar as further discussed below. Operating results in the third quarter of fiscal 2004 did, however, benefit from the positive impact on margins of increased sales volumes for component manufacturing and repair services, partially offset by reduced margins on sales of replacement parts.

During fiscal 2003, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the first nine months of fiscal 2004. The Repair Group's non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the third quarter of fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During the third quarter of fiscal 2004, the Company hedged most of its exposure to the strengthening euro, but did so at rates much less attractive than in the same fiscal 2003 period and, therefore, the impact on the Repair Group's operating results in the third quarter of fiscal 2004 was higher operating costs, including selling, general and administrative expenses, of approximately $1.3 million related to its non-U.S. operations, when compared to the comparable fiscal 2003 period.

Aerospace Component Manufacturing Group ("ACM Group")

In the third quarter of fiscal 2004, ACM Group net sales decreased 3.1% to $8.7 million, compared with $9.0 million in the third quarter of fiscal 2003.

Net sales of airframe components for small aircraft decreased $1.4 million to $3.6 million in the third quarter of fiscal 2004, compared with $4.9 million in the third quarter of fiscal 2003. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-Royce Corporation of turbine engine components for the AE series turbine engines for business and regional jets, as well as military transport and surveillance aircraft, increased $0.7 million to $3.5 million in the third quarter of fiscal 2004, compared with $2.8 million in the third quarter of fiscal 2003. Airframe component net sales for large aircraft were $0.5 million in the third quarter of fiscal 2004 and 2003. Net sales of turbine engine components for large aircraft were $0.3 million in the third quarters of both fiscal 2004 and 2003. Other sales, including non-aerospace component sales, were $0.8 million and $0.4 million in the third quarter of fiscal 2004 and 2003, respectively. This increase in other sales is attributable primarily to increases in non-aerospace related product net sales, tooling revenue and order cancellation charges.

The ACM Group's airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications decreased $1.8 million to $3.4 million in the third quarter of fiscal 2004, compared with $5.2 million in the third quarter of fiscal 2003.

Selling, general and administrative expenses in the third quarter of fiscal 2004 were $0.6 million, or 6.6% of net sales, compared with $0.6 million, or 6.9% of net sales, in the third quarter of fiscal 2003.

The ACM Group's operating income in the third quarter of fiscal 2004 was $0.7 million, compared with operating income of $1.1 million in the same period in fiscal 2003. Operating results were negatively impacted in the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003 by (i) a $0.1 million increase in outside processing expense; (ii) a $0.1 million increase in the LIFO provision; (iii) a $0.1 million increase in physical inventory adjustments; and
(iv) a $0.3 million decrease in inventory levels. The effect of the preceding was partially offset in the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003, by a $0.1 million decrease in energy costs and a $0.1 million decrease in manufacturing supplies and repair expenses.

Metal Finishing Group

Net sales of the Metal Finishing Group increased 14.4% to $2.8 million in the third quarter of fiscal 2004, compared with $2.5 million in the third quarter of fiscal 2003. Product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 4.6% to $1.4 million in the third quarter of fiscal 2004, compared with $1.3 million in the third quarter of fiscal 2003. In the third quarter of fiscal 2004 customized selective electrochemical finishing contract service net sales increased 24.0% to $1.3 million, compared with $1.1 million in the third quarter of fiscal 2003. In the third quarter of fiscal 2004, net sales to customers in the oil and gas exploration industry increased $0.1 million; net sales to customers in the aerospace industry increased $0.2 million; and net sales to customers in the automotive industry increased $0.1 million, compared with the third quarter of fiscal 2003. These net sales increases were partially offset by a $0.1 million decrease in net sales to the U.S. military in the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003.

Selling, general and administrative expenses in the third quarter of fiscal 2004 were $0.9 million, compared with $0.7 million in the third quarter of fiscal 2003. The increase in selling, general and administrative expenses is attributable to $0.1 million increase in compensation and employee benefits expenses, consisting primarily of one-time severance benefits. Operating income in the third quarter of fiscal 2004 was $0.2 million, compared with $0.3 million in the third quarter of fiscal 2003. Operating income in the third quarter of fiscal 2004 was negatively impacted by the increase in selling, general and administrative expenses previously discussed and higher costs, including labor and employee benefits, associated with the start up of a new customer-dedicated contract service operation at an existing service shop.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.3 million in the third quarter of fiscal 2004, compared with $0.6 million in the third quarter of fiscal 2003. In the third quarter of fiscal 2004, corporate unallocated expenses were favorably impacted primarily by a $0.3 million decrease in legal and professional expenses.

Other/General

Interest expense was $0.2 million in the third quarter of fiscal 2004 and 2003. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company's credit agreements in the third quarter of fiscal years 2004 and 2003.

                                                      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                                        INTEREST RATE                     OUTSTANDING BALANCE
                                                  THREE MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                                  ---------------------------          ----------------------------
CREDIT AGREEMENT                                    2004              2003                 2004             2003
----------------                                  -------          ----------          ------------    ------------
Industrial development variable rate demand
    revenue bond                                    1.2%             1.3%              $2.8 million    $3.1 million
Term note                                           9.5%             9.5%              $4.9 million    $6.1 million
Revolving credit agreement                          4.5%             4.7%              $2.7 million    $2.7 million

Currency exchange gain was $0.1 million in the third quarter of fiscal 2004, compared with a loss of $0.1 million in the comparable period in fiscal 2003. The third quarter fiscal 2004 gain is the result of the impact of currency exchange rate fluctuations, resulting primarily from the impact of a nominal strengthening of the U.S. dollar in relation to the euro, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In the third quarters of fiscal year 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.



B.  Liquidity and Capital Resources

Cash and cash equivalents increased to $5.9 million at June 30, 2004 from $4.5 million at September 30, 2003. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

The Company's operating activities generated $2.3 million of cash in the first nine months of fiscal 2004. A decrease in inventories due to increased sales activity as well as the Company's efforts to reduce inventory levels generated $1.2 million. A $0.5 million increase in accounts payable, due to timing of vendor payments, and a $0.7 increase in accrued liabilities, due to the timing of increases in compensation and royalty accruals, generated $1.2 million.

Capital expenditures were $1.9 million in the first nine months of fiscal 2004. Capital expenditures in the first nine months of fiscal 2004 consist of $0.7 million by the ACM Group, $0.2 million by the Metal Finishing Group and $1.0 million by the Repair Group. Capital expenditures are expected to (i) provide increased range of manufacturing capabilities; (ii) automate certain machining operations; and (iii) enhance the Company's service and repair capabilities. At June 30, 2004, the Company had outstanding commitments for capital expenditures totaling $0.9 million. The Company anticipates that total fiscal 2004 capital expenditures will approximate $3.3 million. During the first nine months of fiscal 2004, the Company received a $0.7 million reimbursement for certain capital expenditures that were previously made in anticipation of a proposed joint venture that did not materialize.

In July 2004, the Company entered into an agreement to sell a building and land that is part of its Repair Group's Irish operations, with a net book value of $1.8 million, for 6.5 million euros (approximately $7.9 million at June 30, 2004 exchange rate). The sale of the building is expected to close in the first quarter of fiscal 2005.

At June 30, 2004, the Company has a 15-year industrial development variable rate revenue bond outstanding, which was issued with an original face amount of $4.1 million and was used to expand the Repair Group's Tampa, Florida facility. The industrial development variable rate revenue bond requires annual principal payments ranging from $0.2 million in fiscal 2004 to $0.4 million in fiscal 2013. The interest rate is reset weekly based on prevailing tax-exempt money market rates. The interest rate as of June 30, 2004 was 1.20%. The outstanding balance of the industrial development variable rate revenue bond at June 30, 2004 was $2.7 million. The bank's commitment fee on a standby letter of credit that collateralizes the industrial development variable rate revenue bond is 2.75% of the outstanding balance.

Operations at the Repair Group's Tampa, Florida facility ceased at the end of fiscal 2003. At June 30, 2004, the facility is held for sale. The sale of the facility may result in one of the following occurring: (i) repayment of the industrial development variable rate revenue bond; (ii) continued servicing of the industrial development variable rate revenue bond by the Company; or (iii) assumption of the industrial development variable rate revenue bond by the buyer of the facility. The ultimate use of the facility determines, in part, which options may be available.

At June 30, 2004, the Company has a term note that is repayable in quarterly installments of $0.3 million through August 2005, with the remaining balance of $3.3 million due September 30, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at June 30, 2004 was 9.49%. The outstanding balance of the term note as of June 30, 2004 was $4.8 million.

At June 30, 2004, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on September 30, 2005 and bears interest at the bank's base rate plus 0.50%. The interest rate was 4.75% at June 30, 2004. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2004, the outstanding balance under the revolving credit agreement was $2.9 million and the Company had $3.1 million available under its revolving credit agreement.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that require maintenance of a minimum tangible net worth level and minimum adjusted fixed charge coverage to EBITDA ratio. The Company was in compliance with all applicable covenants at June 30, 2004.



In May 2004, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extended the maturity date of the Company's $6.0 million revolving credit agreement to September 30, 2005. The amendment waived the Company's minimum tangible net worth level covenant for the period ended March 31, 2004 and modified the minimum tangible net worth level covenant.

Effective June 30, 2004, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's term note to September 30, 2005. The amendment also extends the maturity date of the standby letter of credit that collateralizes the industrial development variable rate revenue bond to September 30, 2005.

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

The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2004, and does not expect inflation to be a significant factor in the balance of fiscal 2004.

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



During the first nine months of fiscal 2004, the euro continued to be strong in relation to the U.S. dollar. The Repair Group's non-U.S. operation has a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first nine months of fiscal 2004, the Company did not hedge all of its exposure to the euro. At June 30, 2004, the Company had forward exchange contracts outstanding for durations of up to three months to purchase euros aggregating U.S. $4.7 million at euro to U.S. dollar exchange rates ranging from 1.2196 to 1.2350. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at June 30, 2004 are denominated, would result in a $0.5 million decline or increase, respectively, in the value of the forward exchange contracts. Subsequent to June 30, 2004, the Company entered into foreign currency exchange contracts expiring through September 30, 2005 to purchase euros aggregating U.S. $19.2 million at euro to U.S. dollar exchange rates ranging from 1.1985 to
1.2010. Factors that could impact the effectiveness of the Company's hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At June 30, 2004, the Company's assets and liabilities denominated in the British pound and the euro were as follows (amounts in thousands):

                                                           BRITISH POUND    EURO
                                                           -------------   -----
Cash and cash equivalents                                       426          301
Accounts receivable                                             671          502
Accounts payable and accrued liabilities                        121        1,945


B.  Interest Rate Risk

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note payable to the Company's bank, a revolving credit agreement and industrial development variable rate demand revenue bonds. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note payable to the Company's bank. If interest rates were to increase 100 basis points (1%) from June 30, 2004 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development variable rate demand revenue bond, the additional annual interest expense to the Company would be approximately $0.1 million.

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

      4.10        Amendment No. 6 to Amended and Restated Credit Agreement dated
                  March 31, 2004 between SIFCO Industries, Inc. and National
                  City Bank

      4.11        Consolidated Amendment No. 7 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note dated May 14, 2004 between SIFCO Industries,
                  Inc. and National City Bank

      *4.12       Consolidated Amendment No. 8 to Amended and Restated Credit
                  Agreement, Amended and Restated Reimbursement Agreement and
                  Promissory Note effective June 30, 2004 between SIFCO
                  Industries, Inc. and National City Bank

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

      *10.3       SIFCO Industries, Inc. 1998 Long-term Incentive Plan

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

(b) Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                          SIFCO Industries, Inc.

                                          (Registrant)



Date:  August 9, 2004                     /s/ Jeffrey P. Gotschall
                                          ------------------------
                                            Jeffrey P. Gotschall
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  August 9, 2004                     /s/ Frank A. Cappello
                                          ---------------------
                                            Frank A. Cappello
                                            Vice President-Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)