Form 10-K
period 2004-09-30
SIFCO INDUSTRIES INC
filed 2004-12-17
CIK 90168

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ________________

                          Commission file number 1-5978

                             SIFCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                             Ohio                                            34-0553950
--------------------------------------------------------------  -----------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

  970 East 64th Street, Cleveland Ohio                                         44103
---------------------------------------                                      ---------
(Address of principal executive offices)                                     (Zip Code)

                                 (216) 881-8600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, $1 Par Value                 American Stock Exchange
---------------------------        -----------------------------------------
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter is $12,240,064.

The number of the Registrant's Common Shares outstanding at October 31, 2004 was 5,172,733. The aggregate market value of Common Shares held by non-affiliates of the Registrant as of October 31, 2004 computed on the basis of the last reported sale price per share of $3.79 of such stock on the American Stock Exchange, was $11,675,156.

Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Shareholders on January 25, 2005 (Part III).

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

B. PRINCIPAL PRODUCTS AND SERVICES

1. Turbine Component Services and Repair Group

The Company's Turbine Component Services and Repair Group ("Repair Group") is headquartered in Cork, Ireland. This segment of the Company's business consists principally of the repair and remanufacture of aerospace and industrial turbine engine components. The business also performs machining and applies high temperature-resistant coatings to new turbine engine components.

Operations

The aerospace portion of the Repair Group requires the procurement of licenses/authority, which certify that the Company has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers ("OEM") of aerospace turbine engines or the Federal Aviation Administration ("FAA"). Historically, the aerospace portion of the Repair Group has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEM (i.e. General Electric, SNECMA, Pratt & Whitney, Rolls-Royce). In exchange for being granted an OEM approval, the Repair Group is obligated to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM approved proprietary repair process. The aerospace portion of Repair Group continues to be successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.

The development of remanufacturing and repair processes is an ordinary part of the Repair Group. The Repair Group continues to invest time and money on research and development activities. The Company has research and development activities in PVCVD (Pure Vacuum Chemical Vapor Deposition) of a wide range of materials, laser technology and e-manufacturing. The Repair Group has the opportunity to apply the results of this research in both the industrial and aerospace turbine markets. Operating costs related to such activities are expensed during the period in which they are incurred.

The Company has recognized the evolution of the industrial turbine engine market. The Company's technologies have had many years of evolution in the aerospace turbine engine sector. The application of similar technologies to the industrial turbine engine sector has resulted in benefits to the industrial turbine engine operator. The Company has invested capital in new equipment in both the United States and Ireland that facilitates the repair and remanufacture of these larger (than aerospace) industrial turbine engine components. Entry into this sector significantly increases the potential market for the application of the Company's technologies.

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

The Repair Group's non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, such operating costs are negatively impacted. During certain periods, the Repair Group has been able to successfully hedge its exposure to the strengthening euro thereby mitigating the negative impact on its operating results during such periods. It is difficult to determine at this time if the Company will be able to successfully hedge its exposure to the euro (during periods of strength against the U.S. dollar) and, therefore, mitigate the negative impact on the Repair Group's operating results during future periods.

Industry

The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair Group. Historically, the air transport industry's long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. While the events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally, such demand has recently rebounded to pre-September 11, 2001 levels. Due to an inherent need to optimize the efficiency and profitability of operations, airlines appear to be supporting such increased demand for passenger travel with smaller fleets consisting of new and more efficient aircraft. In addition, the financial condition of many airlines in the U.S. and throughout the world continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives. It is difficult to determine what the long-term impact of the global terrorism threat may be on air travel and the demand for services and products provided by the Repair Group.

The world's fleet of aircraft has been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft have been retired from use. As a result, the overall demand for repairs to such older model engines has significantly decreased. At the same time, newer generation aircraft (newer generation 737-700/800/900 and 747-400; 767, A320, A330, A340, etc.) and engines (CFM-56,
PW4000, Trent, etc.) are in use with newer technology required to both operate and maintain such engines. Many of the larger fleets of such aircraft are now operating under the umbrella of the "low cost" airlines. The introduction of such newer generation aerospace turbine engines has in general reduced the frequency with which such engines and related components need to be repaired. The longer times between repairs have been attributed to improved technology, including the improved ability to monitor an engine's condition while still in operation. Although the newer generation aerospace turbine engines may require less frequent overhaul, such aerospace turbine engines generally have a greater number of components that require repair. This could result in a larger aerospace turbine engine component repair market in the future. However, recent experience is indicating that the extended time that an engine remains on wing is causing significant component replacement costs due to the non-repairability of the longer run components. Further, many airlines are reducing the time interval between overhauls. This may cause a higher level of component repair activity in the near term.

Recent years have seen the installation of numerous industrial turbine engines as means of generating electric power for residential, commercial and industrial consumers. The high cost of installation and maintenance of such units has provided the Repair Group with the opportunity to bring value to this significant market. Industrial turbine engine units are in use throughout the world. Industrial turbine engine units operate in different modes. Some units operate on a continuous base loading at a percentage of their maximum output, while other units may operate at maximum output during specific periods of electric power shortages (e.g. power blackouts, peak demand periods, etc.). The latter units are called peak power systems. In general, industrial turbine engine units are managed either by a government entity, an electric power utility, or an independent power producer ("IPP"). IPPs originated principally in response to deregulation of the organizations that operate electric power utilities. Electric power deregulation has created greater competition and therefore, more economical electric power for the end user. Repair and remanufacture of industrial turbine engine components is a growing element of cost management in the industrial turbine engine industry. The Repair Group's experience, knowledge and technology in the more demanding aerospace market augurs well for continued participation in the industrial turbine engine market.

Competition

In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the component repair business has nevertheless increased, principally due to the increasing direct involvement of the aerospace turbine engine manufacturer into the turbine engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. However, if an OEM repair process approval is not available, the Repair Group has, in many cases, been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the Repair Group will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future and/or on close collaboration with engine manufacturers. However, the Repair Group believes it has partially compensated for these factors by its success in broadening its product lines and developing new geographic markets and customers, more recently by its continued expansion into the repair of industrial turbine engine components.

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

Customers

The identity and ranking of the Repair Group's principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2004, no single customer accounted for 10% or more of the Repair Group's net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group's business is seasonal.

Backlog of Orders

The Repair Group's backlog as of September 30, 2004 decreased to $4.4 million, of which $3.6 million is scheduled for delivery during fiscal 2005 and $0.8 million is on hold, compared with $8.9 million as of September 30, 2003, of which $7.3 million was scheduled for delivery during fiscal 2004 and $1.6 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

2. Aerospace Component Manufacturing Group

Operations

The Company's Aerospace Component Manufacturing Group ("ACM Group") is a manufacturer of forged parts ranging in size from 2 to 1,000 pounds (depending on configuration and alloy) in various alloys utilizing a variety of processes for application in the aerospace and other industrial markets. The ACM Group's forged products include: OEM and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components, wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment and some machining of forged parts.

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

Industry

The performance of the domestic and international air transport industries directly and significantly impacts the performance of the ACM Group. Historically, the air transport industry's long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and growth in the requirement for airframe and turbine engine components. While the events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally, such demand has recently rebounded to pre-September 11, 2001 levels. Rising fuel costs and fleet commonality are drivers of new aircraft purchases. The Company is poised to take advantage of resulting improvement in order demand from the airframe and engine manufacturers. The ACM business also supplies new and spare components for military aircraft. Increases in military airframe and turbine engine component net sales have partially offset the decreases in commercial aerospace components. It is difficult to determine at this time what the long-term impact of the global terrorism threat may be on the demand for products provided by the ACM Group.

Competition

While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices due to the overcapacity that remains. The ACM Group believes, however, that its focus on quality, customer service, new technology and offering a broad range of capabilities help to give it an advantage in the primary markets it serves. The ACM Group believes it can broaden its product lines by investing in equipment that expands capabilities and by developing new customers in markets which require similar technical competence, quality and service as the aerospace industry.

Customers

During fiscal 2004, the ACM Group had two customers, Rolls-Royce Corporation and United Technologies Corporation, which accounted for 31% and 11%, respectively, of the ACM Group's net sales. The ACM Group believes that the total loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these customers for well over ten years and is currently conducting business with them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the segment. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company's ACM Group's business is seasonal.

Backlog of Orders

The ACM Group's backlog as of September 30, 2004 increased to $23.6 million, of which $21.3 million is scheduled for delivery during fiscal 2005 and $2.3 million is on hold, compared with $21.4 million as of September 30, 2003, of which $18.6 million was scheduled for delivery during fiscal 2004 and $1.6 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

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

The Metal Finishing Group generally has alternate sources for its raw materials, consisting primarily of various industrial chemicals and metal salts, as well as graphite anodes and other electronic components for equipment manufactured by the Group. There are multiple sources for all these materials and the Metal Finishing Group generally does not depend on a single source for the supply of its materials and, therefore, management believes that its sources are adequate for its business.

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

Industry

While the Metal Finishing Group fits into the broad metal finishing industry, it fills a very specific niche where either engineering demands for finishing only selective areas of a component or scheduling requirements preclude other metal finishing options. The Metal Finishing Group's process is used to provide functional, engineered finishes, as opposed to decorative finishes, to a variety of industries, including aerospace, heavy machinery, medical, petroleum exploration, electric power generation, pulp and paper, printing and railroad industries. The diversity of industries served helps to mitigate the impact of economic cycles on the Metal Finishing Group.

Competition

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

Customers

The Metal Finishing Group has a customer base of over 1,000 customers. However, approximately 20 customers, all of whom come from a variety of industries, account for approximately 51% of the Group's annual sales. During fiscal 2004, no single customer accounted for 10% or more of the Group's net sales. No material part of the Metal Finishing Group's business is seasonal.

Backlog of Orders

The Metal Finishing Group essentially had no backlog at September 30, 2004 and 2003.

4. General

For financial information concerning the Company's reportable segments see Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 13 of Notes to Consolidated Financial Statements included in Item 8.

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

D. EMPLOYEES

The number of the Company's employees increased from approximately 570 at the beginning of fiscal year 2004 to approximately 600 at the end of fiscal year 2004. The Company is a party to collective bargaining agreements with its hourly employees located at its Cleveland, Ohio; Minneapolis, Minnesota; and Cork, Ireland facilities. Management considers its relations with the Company's employees to be good.

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

As of September 30, 2004, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. During fiscal 2004, the Company received no distributions from its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations. In October 2004, the American Jobs Creation Act of 2004 ("Act") was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company expects to receive a dividend from its non-U.S. subsidiaries during the first half of fiscal 2005. The Company is still evaluating the Act's effects on its repatriation plans and expects to complete its evaluation during the first half of fiscal 2005.

ITEM 2. PROPERTIES

The Company's property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company's property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2004 suitable and adequate given the current product offerings for the respective business segments' operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

      - The Turbine Component Services and Repair Group operates three (3) facilities with a total of 166,000 square feet that are involved in the repair and remanufacture of aerospace and industrial turbine engine components. Two of these plants are located in Cork, Ireland (107,000 square feet) and one is in Minneapolis, Minnesota (59,000 square feet). A portion of the Minneapolis facility is also the site of some of the Repair Group's machining operations. All of these facilities are owned. The Repair Group ceased operations at a Tampa, Florida facility (68,000 square feet) during fiscal 2003 and at a third Cork, Ireland facility (30,000 square feet) in fiscal 2004 and, at September 30, 2004, both facilities were held for sale. In October 2004, the Company completed the sale of the Cork, Ireland facility. In November 2004, the Company completed the sale of the Tampa, Florida facility.

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

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, the Company may be involved in pending legal actions. The Company cannot reasonably estimate future costs related to these matters and other matters that may arise, if any. Although it is possible that the Company's future operating results could be affected by future cost of litigation, it is management's belief at this time that such costs will not have a material adverse affect on the Company's consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's 2004 fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the executive officers of the Company.

Name                              Age   Title and Business Experience
----                              ---   -----------------------------
Jeffrey P. Gotschall (1)           56   Chairman of the Board since 2001;
                                        Director of the Company since 1986;
                                        Chief Executive Officer since 1990;
                                        President from 1989 to 2002; Chief
                                        Operating Officer from 1986 to 1990;
                                        Executive Vice President from 1986 to
                                        1989; and from 1985 to 1989, President
                                        of SIFCO Turbine Component Services.

Timothy V. Crean                   56   President and Chief Operating Officer
                                        since 2002; Executive Vice-President of
                                        SIFCO Industries, Inc. from 1998 to
                                        2002; Managing Director of the SIFCO
                                        Turbine Components Services and Repair
                                        Group from 1995 to 2002, and Managing
                                        Director of SIFCO Turbine Components,
                                        Ltd. from 1986 to 2002.

Frank A. Cappello                  46   Vice President-Finance and Chief
                                        Financial Officer since 2000. Prior to
                                        joining the Company, Mr. Cappello was
                                        employed by ASHTA Chemicals Inc, a
                                        commodity chemical manufacturer, from
                                        August 1990 to December 1991 and from
                                        June 1992 to February 2000, last serving
                                        as Vice President Finance and
                                        Administration and Chief Financial
                                        Officer; and previously by KPMG LLP,
                                        last serving as a Senior Manager in its
                                        Assurance Group.

Hudson D. Smith (1)                53   Executive Vice President since September
                                        2003 and Director of the Company since
                                        1988. Mr. Smith has served as Treasurer
                                        of the Company since 1983. Mr. Smith
                                        previously served as President of the
                                        Aerospace Component Manufacturing Group
                                        from 1998 to 2003; Vice President and
                                        General Manager of SIFCO Forge Group
                                        from 1995 to 1997; General Manager of
                                        SIFCO Forge Group's Cleveland Operations
                                        from 1989 to 1995 and Group General
                                        Sales Manager of SIFCO Forge Group from
                                        1985 to 1989.

Carolyn J. Buller, Esq.            49   Secretary and General Counsel since
                                        2000. Ms. Buller is a partner in the law
                                        firm of Squire, Sanders & Dempsey LLP,
                                        and has been an attorney with the firm
                                        since 1981.

Remigijus H. Belzinskas            48   Corporate Controller since 2000. Prior
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

                                                                         YEARS ENDED SEPTEMBER 30,
                                                                         -------------------------
                                                                       2004                     2003
                                                                       ----                     ----
                                                                HIGH         LOW          HIGH         LOW
                                                             ----------   ----------   ----------   ----------
First Quarter ...........................................    $     4.50   $     2.17   $     3.20   $     2.30
Second Quarter ..........................................          4.25         3.70         2.60         1.50
Third Quarter ...........................................          4.40         3.50         2.65         1.35
Fourth Quarter ..........................................          3.83         3.00         2.49         1.85

The Company has not declared or paid any cash dividends within the last three
(3) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. The Company's ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2004, there were approximately 755 shareholders of record of the Company's Common Shares, as reported by National City Corporation, the Company's Transfer Agent and Registrar, which maintains its corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

                                                                   YEARS ENDED SEPTEMBER 30,
                                                                   -------------------------
                                                       2004       2003       2002         2001       2000
                                                      -------    -------   ---------    --------   --------
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales ........................................... $87,393    $79,939    $ 80,033     $105,633   $106,138
Income (loss) before income tax provision (benefit)..  (5,866)    (5,373)    (13,448)       4,668      2,479
Income tax provision (benefit) ......................      80        (26)     (1,462)       1,694         57
Net income (loss) ...................................  (5,946)    (5,347)    (11,986)       2,974      2,422
Net income (loss) per share (basic) .................   (1.14)     (1.02)      (2.30)        0.58       0.47
Net income (loss) per share (diluted) ...............   (1.14)     (1.02)      (2.30)        0.58       0.47
Cash dividends per share ............................     ---        ---         ---          ---       0.20

SHARES OUTSTANDING AT YEAR END ......................   5,214      5,226       5,258        5,237      5,134

BALANCE SHEET DATA
Working capital ..................................... $16,029    $14,669     $17,087     $ 31,971   $ 28,279
Property, plant and equipment, net ..................  19,882     25,699      29,106       29,383     29,009
Total assets ........................................  59,759     61,678      69,642       86,596     80,500
Long-term debt, net of current maturities ...........   5,797      7,258       8,695       10,135     11,565
Total shareholders' equity ..........................  24,802     30,281      37,735       49,374     45,500
Shareholders' equity per share ......................    4.76       5.79        7.18         9.43       8.86

FINANCIAL RATIOS
Return on beginning shareholders' equity ............   (19.6)%    (14.2)%     (24.3)%        6.5%       4.8%
Long-term debt to equity percent ....................    23.4%      24.0 %      23.0%        20.5%      25.4%
Current ratio .......................................     1.8        1.9         1.9          2.5        2.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company's operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group, and (3) Metal Finishing Group.

A. RESULTS OF OPERATIONS

1. Fiscal Year 2004 Compared With Fiscal Year 2003

Fiscal 2004 net sales increased 9.3% to $87.4 million, compared with $79.9 million in fiscal 2003. Net loss for fiscal 2004 was $5.9 million, or $1.14 per diluted share, compared with a net loss of $5.3 million, or $1.02 per diluted share, in fiscal 2003.

Turbine Component Services and Repair Group ("Repair Group")

The Repair Group, which accounted for 52.6% of the Company's net sales in fiscal 2004, had net sales of $46.0 million, up 12.9% from the $40.7 million in fiscal 2003. Turbine engine component manufacturing and repair net sales increased $4.5 million to $37.0 million in fiscal 2004, compared with $32.5 million in fiscal 2003. Demand for precision component machining and for component repairs for industrial turbine engines and large aerospace turbine engines increased, while the demand for component repairs for small aerospace turbine engines decreased in fiscal 2004, compared with fiscal 2003. This reflects an increase in demand for component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. In addition, net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, increased $0.8 million in fiscal 2004 to $9.0 million, compared with $8.2 million in fiscal 2003.

During fiscal 2004, the Repair Group's selling, general and administrative expenses decreased $1.3 million to $4.7 million, or 10.2% of net sales, from $6.0 million, or 14.7% of net sales, in fiscal 2003. Included in the $6.0 million of selling, general and administrative expenses in fiscal 2003 were charges aggregating $1.3 million related to the impairment of equipment and $0.4 million of severance charges related to the further consolidation of the Repair Group's operations during fiscal 2003. The remaining selling, general and administrative expenses in fiscal 2003 were $4.3 million, or 10.5% of net sales.

The Repair Group's operating loss in fiscal 2004 decreased $2.0 million to $3.3 million from a $5.3 million loss in fiscal 2003. Included in the $5.3 million operating loss in fiscal 2003 were charges aggregating $1.3 million related to the impairment of equipment and $0.4 million of severance charges. Operating results improved in fiscal 2004 principally due to the non-recurrence of the aforementioned impairment and severance charges. The increased sales volumes for component manufacturing and repair service would have had a more positive impact on margins if not for the negative impact of the continued strength of the euro against the U.S. dollar as described below.

During fiscal 2004, the euro continued to strengthen in relation to the U.S. dollar. The Repair Group's non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During fiscal 2004, the Company did not hedge all of its exposure to the strengthening euro and, therefore, the resulting impact on the Repair Group's operating results in fiscal 2004 was higher operating costs of approximately $3.8 million related to its non-U.S. operations, including selling, general and administrative expenses, when compared to fiscal 2003.

Aerospace Component Manufacturing Group ("ACM Group")

Net sales of the ACM Group in fiscal 2004 increased 2.6% to $30.5 million, compared with $29.7 million in fiscal 2003.

For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $1.6 million to $13.2 million in fiscal 2004, compared with $15.2 million in fiscal 2003. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-

Royce Corporation of turbine engine components for the AE series turbine engines for business and regional jets, as well as military transport and surveillance aircraft, increased $2.6 million to $12.7 million in fiscal 2004, compared with $10.5 million in fiscal 2003. Net sales of airframe components for large aircraft decreased $0.3 million to $1.8 million in fiscal 2004, compared with $2.1 million in fiscal 2003. Net sales of turbine engine components for large aircraft increased to $1.0 million in fiscal 2004, compared with $0.9 million in fiscal 2003. Net sales of non-aerospace components were $1.0 million in both fiscal 2004 and 2003. Other sales, consisting primarily of tooling revenue and order cancellation charges, were $0.8 million in fiscal 2004.

The ACM Group's airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications decreased $1.7 million to $13.1 million in fiscal 2004, compared with $15.3 million in fiscal 2003.

Selling, general and administrative expenses in fiscal 2004 were $2.1 million, or 7.0% of net sales, compared with $1.5 million, or 5.1% of net sales, in fiscal 2003. Included in the $1.5 million of selling, general and administrative expenses in fiscal 2003 was a credit of $0.9 million for the reversal of a liability related to a previous year employment action that was settled in favor of the Company during the fourth quarter of fiscal 2003. The remaining selling, general and administrative expenses in fiscal 2003 were $2.4 million, or 8.0% of net sales. Selling, general and administrative expenses in fiscal 2004 benefited from a $0.2 million reduction in the provision for uncollectible accounts receivable.

The ACM Group's operating income was $1.7 million and $1.6 million in fiscal 2004 and 2003, respectively. Operating results were favorably impacted in fiscal 2004 compared with fiscal 2003 by (i) a $0.6 million decrease in material cost primarily as a result of product mix consisting of a greater percentage of products sold containing lower cost materials; (ii) a $0.3 million decrease in labor costs due to improved utilization of labor; (iii) a $0.1 million decrease in manufacturing supplies and repair expenses; (iv) a $0.1 million decrease in outside services expense; and (v) a $0.1 million decrease in tooling expense. Operating results in fiscal 2004 were negatively impacted by a $0.3 million increase in the LIFO provision and a $0.3 million increase in outside processing costs. Operating results in fiscal 2003 were favorably impacted by a $0.9 million credit in selling, general and administrative expenses as discussed in the previous paragraph.

Metal Finishing Group

Net sales of the Metal Finishing Group increased 15.0% to $10.9 million in fiscal 2004, compared with net sales of $9.5 million in fiscal 2003. In fiscal 2004, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 5.8% to $5.6 million, compared with $5.3 million in fiscal 2003. In fiscal 2004, customized selective electrochemical finishing contract service net sales increased 24.7% to $5.0 million, compared with $4.0 million in fiscal 2003. In fiscal 2004, net sales to customers in the oil and gas exploration industry increased $0.5 million; net sales to customers in the aerospace industry increased $0.6 million; and net sales to customers in the electronics industry increased $0.2 million, compared with fiscal 2003. These net sales gains were partially offset in fiscal 2004 by a decrease of $0.1 million in net sales to the U.S. military, compared with fiscal 2003.

Selling, general and administrative expenses in fiscal 2004 were $5.9 million, or 54.1% of net sales, compared with $2.9 million, or 31.1% of net sales, in fiscal 2003. Included in the $5.9 million of selling, general and administrative expenses in fiscal 2004 was a $2.6 million non-cash impairment charge to write-off goodwill as a result of the Company's annual goodwill impairment evaluation. See Note 1.F., "Summary of Significant Accounting Policies-Goodwill and Other Intangible Assets", in the Notes to Consolidated Financial Statements included in Item 8 for expanded discussion of goodwill impairment. The remaining selling, general and administrative expenses in fiscal 2004 were $3.3 million, or 30.6% of net sales. Selling, general and administrative expenses were negatively impacted by a $0.1 million increase in compensation and employee benefit expenses, consisting primarily of one-time severance benefits, and a $0.1 million increase in legal and professional expenses. Operating income in fiscal 2004 was negatively impacted by higher costs, including labor, employee benefits and depreciation associated with the start up of a new customer-dedicated contract service operation at an existing service shop; higher insurance expense; as well as the increases in selling, general and administrative expenses previously discussed.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses were $1.6 million in fiscal 2004 compared with $1.7 million in fiscal 2003. In the fiscal 2004, corporate unallocated expenses were favorably impacted primarily by a $0.2 million decrease in legal and professional expenses partially offset by a $0.1 million increase in corporate salary and employee benefits expenses.

Other/General

Interest expense was $0.8 million in both fiscal 2004 and 2003. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company's credit agreements in fiscal years 2004 and 2003.

                                                    WEIGHTED AVERAGE             WEIGHTED AVERAGE
                                                     INTEREST RATE             OUTSTANDING BALANCE
                                                YEAR ENDED SEPTEMBER 30,      YEAR ENDED SEPTEMBER 30,
                                                ------------------------    --------------------------
CREDIT AGREEMENT                                2004              2003          2004           2003
----------------                                ----              ----      ------------   ------------
Industrial development variable rate demand
    revenue bond ..........................      1.2%              1.4%     $2.9 million   $3.1 million
Term note .................................      9.5%              8.8%     $5.1 million   $6.3 million
Revolving credit agreement ................      4.7%              4.6%     $2.6 million   $2.2 million

Currency exchange loss was $0.3 million in both fiscal 2004 and 2003. This loss is the result of the impact of currency exchange rate fluctuations, resulting primarily from the impact of continued strength of the euro in relation to the U.S. dollar, on the Company's monetary assets and liabilities that are not denominated in U.S. dollars.

In fiscal 2004 and 2003, the income tax benefit related to the Company's U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The deferred tax asset of $575 recognized in fiscal 2004 is attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group's Irish operations and that was recognized for Irish income tax purposes in fiscal 2004.

2. Fiscal Year 2003 Compared With Fiscal Year 2002

Fiscal 2003 net sales of $79.9 million were essentially comparable to fiscal 2002 net sales of $80.0 million. Net loss for fiscal 2003 was $5.3 million, or $1.02 per diluted share, compared with net loss of $12.0 million, or $2.30 per diluted share, in fiscal 2002.

Turbine Component Services and Repair Group ("Repair Group")

The Repair Group, which accounted for 51.0% of the Company's net sales in fiscal 2003, had net sales of $40.7 million, up 11.5% from the $36.5 million in fiscal 2002. Turbine engine component manufacturing and repair net sales increased $0.9 million to $32.5 million in fiscal 2003, compared with $31.6 million in fiscal 2002, reflecting a $2.3 million recovery in the fourth quarter of fiscal 2003. Demand for component repairs for both small and large aerospace turbine engines increased in fiscal 2003, compared with fiscal 2002. Such increased demand reflects a strong recovery relative to large aerospace turbine engines in the fourth quarter of fiscal 2003. This reflects a reduction in component repairs for older model large aerospace turbine engines offset by increased demand for component repairs for newer model large aerospace turbine engines. The reduced utilization of older generation aircraft that negatively impacted the Company in fiscal 2002 continued during 2003. Despite the increase in component repairs for newer model aerospace turbine engines, the commercial airline industry in general continues to experience reduced commercial flight hours, which determines the need for component repairs to newer model aerospace turbine engines. Lower demand for component repairs for industrial turbine engines partially offset the increase in demand for component repairs for both small and large aerospace turbine engines. Net sales associated with the demand for replacement parts, which often complement turbine engine component repair services provided to customers, were up $3.3 million in 2003 to $8.2 million, compared with $4.9 million in fiscal 2002. The increase in replacement parts net sales is attributable to a change in product mix with certain major customers.

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

Aerospace Component Manufacturing Group ("ACM Group")

Net sales in fiscal 2003 decreased 10.4% to $29.7 million, compared with $33.2 million in fiscal 2002. For purposes of this discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft, and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for large aircraft decreased $1.7 million in fiscal 2003 to $2.1 million, compared with $3.8 million in fiscal 2002. Net sales of airframe components for small aircraft were $15.2 million in both fiscal 2003 and 2002. Net sales of turbine engine components for small aircraft declined $1.2 million to $10.5 million in fiscal 2003, compared with $11.7 million in fiscal 2002. $1.1 million of the aforementioned net sales decrease is attributable to a decrease in net sales to Rolls-Royce Corporation consisting primarily of components for small turbine engines, such as the AE series latest generation turbine engines for business and regional jets, as well as military transport and surveillance aircraft. Net sales of non-aerospace related products decreased $0.3 million in fiscal 2003 to $1.0 million, compared with $1.3 million in fiscal 2002.

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

B. LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased to $5.6 million at September 30, 2004 from $4.5 million at September 30, 2003. At present, essentially all of the Company's cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations. In October 2004, the American Jobs Creation Act of 2004 ("Act) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company expects to receive a dividend from its non-U.S. subsidiaries during the first half of fiscal 2005. The Company is still evaluating the Act's effects on its repatriation plans and expects to complete its evaluation during the first half of fiscal 2005. The range of potential amounts to be repatriated is $6.0 million to $14.0 million, which would result in a potential income tax obligation of $0.3 million to $0.7 million.

The Company's operating activities provided cash of $2.8 million in fiscal 2004, compared with $0.7 million in fiscal 2003. The increase in cash provided by operating activities in fiscal 2004 is primarily due to a $1.3 million decrease in inventories and a $2.9 million increase in accounts payable, partially offset by a $1.1 million increase in accounts receivable. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including sales levels, the relative timing of payments to suppliers, and inventory levels required to support customer demand.

Capital expenditures were $2.8 million in fiscal 2004, compared with $2.1 million in fiscal 2003. Fiscal 2004 capital expenditures consist of $1.0 million by the ACM Group, $0.3 million by the Metal Finishing Group and $1.5 million by the Repair Group. Capital expenditures in fiscal 2004 consisted primarily of equipment to expand and diversify both the ACM Group's manufacturing and machining capabilities and the Repair Group's repair capabilities. The Company anticipates that total fiscal 2005 capital expenditures will approximate $3.5 million. Fiscal 2005 capital expenditures are anticipated to (i) provide increased range of manufacturing capabilities; (ii) automate certain machining operations; and (iii) enhance the Company's service and repair capabilities.

At September 30, 2004, the Company has a 15-year industrial development variable rate demand revenue bond outstanding, which was issued to expand the Repair Group's Tampa, Florida facility. The industrial development bond requires annual principal payments ranging from $0.3 million in fiscal 2005 to $0.4 million in fiscal 2013. The interest rate at September 30, 2004 was 1.82%. The outstanding balance of the industrial development bond at September 30, 2004 was $2.7 million. The bank's annual commitment fee on the standby letter of credit that collateralizes the industrial development bond is 2.75% of the outstanding balance. Operations at the Tampa, Florida facility ceased in fiscal 2003. At September 30, 2004, the facility is held for sale. In November 2004, the Company completed the sale of this facility. The net proceeds from the sale were approximately $2.6 million and the assets that were sold had a net book value of approximately $2.4 million. The proceeds from the sale of the facility will likely be utilized to retire the industrial development bond.

At September 30, 2004, the Company has a term note that is repayable in quarterly installments of $0.3 million through August 2005, with the remaining balance of $3.3 million due September 30, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at September 30, 2004 was 9.49%. The outstanding balance of the term note at September 30, 2004 was $4.5 million.

At September 30, 2004, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on September 30, 2005 and bears interest at the bank's base rate plus 0.50%. The interest rate was 5.25% at

September 30, 2004. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2004, the outstanding balance was $3.1 million and the Company had $2.5 million available under its $6.0 million revolving credit agreement.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level, and a fixed charge coverage ratio. During fiscal 2004, the Company entered into agreements with its bank to waive its minimum tangible net worth covenant at March 31, 2004 and to modify such covenant for future periods.

In November 2004, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's term note and $6.0 million revolving credit agreement to April 1, 2006, waives its minimum tangible net worth and fixed charge coverage ratios at September 30, 2004 and modifies its minimum tangible net worth requirement for future periods. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2004

In October 2004, the Company completed the sale of a building and land that was part of its Repair Group's Irish operations and was included in assets held for sale at September 30, 2004. The net proceeds from the sale of these assets were $8.0 million and the assets that were sold had a net book value of approximately $1.8 million.

The Company believes that cash flows from its operations and proceeds from the aforementioned property sales together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2005. However, no assurances can be given as to the sufficiency of the Company's working capital to support the Company's operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C. OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have or are reasonably likely to have a material effect on the Company's financial condition or results of operations. For discussion of (i) an interest rate swap agreement, see Interest Rate Risk, and (ii) foreign currency exchange contracts, see Foreign Currency Risk included in Item 7A.

D. OTHER CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's outstanding contractual obligations and other commercial commitments at September 30, 2004, and the effect such obligations are expected to have on liquidity and cash flow in future periods. (Amounts in thousands)

                                                                     PAYMENTS DUE BY PERIOD
                                                                     ----------------------
                                                            LESS THAN                                    MORE THAN
                                                            ---------                                   ------------
CONTRACTUAL OBLIGATIONS                        TOTAL          1 YEAR       >1-3 YEARS     >3-5 YEARS      5 YEARS
-----------------------                     ------------   ------------   ------------   ------------   ------------
Long-term debt (1)................          $     10,366   $      4,569   $      3,851   $        597   $      1,349
Capital lease obligations.........                    56             17             32              7            ---
Operating lease obligations.......                   686            285            240            161            ---
                                            ------------   ------------   ------------   ------------   ------------
        Total.....................          $     11,108   $      4,871   $      4,123   $        765   $      1,349
                                            ============   ============   ============   ============   ============

(1) Reflects November 2004 amendment to Company's credit agreement with its bank.

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2004 for raw materials and supplies required in the normal course of business.

E. OUTLOOK

The Company's Repair and ACM Groups' businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups' businesses.

The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. Aircraft manufacturers announced reductions in forecasted aircraft deliveries as a result of such reduced demand. In addition, the financial condition of many airlines in the U.S. and throughout the world continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives. In more recent years, declines in the commercial airline, aircraft and related engine industries have been partially offset by increases in U.S. military spending for aircraft and related components. Demand for passenger travel recently rebounded to pre-September 11, 2001 levels. The air transport industry's long-term outlook has been one of continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs.

It is difficult to determine the potential long-term impact that the global terrorism threat may have on air travel and the demand for the products and services provided by the Company. These factors could result in further decreases in orders for new and after-market commercial aerospace products and repair services as well as an increase in credit risk associated with doing business with the financially troubled airlines and their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company's net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that that cash on-hand, funds available under its revolving credit agreement, anticipated funds generated from operations and funds generated from recent property sales will be adequate to meet its liquidity needs through the foreseeable future.

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

Impairment of Long-Lived Assets (excluding goodwill)

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Goodwill

The Company complies with the accounting standards that require goodwill to be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the segment. If the fair value of the segment exceeds its book value, goodwill of the segment is not considered impaired.

To estimate the fair value of the Metal Finishing Group, the Company computed the segment's projected debt free cash flows related to future periods. Applying present value techniques to the debt free cash flow information, the Company estimated the fair value of the segment. As a result, the Company determined that the fair value of the Metal Finishing Group did not exceed its book value, including goodwill, at September 30, 2004. As a consequence, the Company concluded that the Metal Finishing Group's goodwill was fully impaired at September 30, 2004 and, therefore, a full write off as of such date was appropriate.

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

Valuation of deferred tax allowance

The Company accounts for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2004, the Company's net deferred tax asset before any valuation allowance was $4.7 million.

At September 30, 2004, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $4.1 million based on an assessment of the Company's ability to realize such benefits. In assessing the Company's ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

G. RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This revised standard retains the disclosure requirements contained in SFAS No. 132, and requires additional disclosures (to those in the original SFAS No. 132) about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised
2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The adoption of this standard during the second quarter of fiscal year 2004 did not have an impact on the Company's financial position or results of operations.

H. FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company's operation, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine engine component services and repair markets;
(3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company's ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of industrial turbine repair processes; (7) regressive pricing pressures on the Company's products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions and on the aerospace industry in particular, of global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company's ability to continue to have access to its revolving credit facility, including the Company's ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contribution obligations; and (14) stable government, business conditions, laws, regulations and taxes in economies where business is conducted.

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

The Company believes that inflation has not materially affected its results of operations in 2004, and does not expect inflation to be a significant factor in fiscal 2005.

A. FOREIGN CURRENCY RISK

The U.S. dollar is the functional currency for all of the Company's U.S. operations as well as its Irish subsidiary. The functional currency of the Irish subsidiary is the U.S. dollar because a substantial majority of the subsidiary's transactions are denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders' equity.

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2004, the Company had forward exchange contracts outstanding for durations of up to 12 months to purchase euros aggregating U.S. $19.2 million at a euro to U.S. dollar exchange rate of approximately 1.20. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currency in which the forward exchange contracts outstanding at September 30, 2004 are denominated, would result in a $2.0 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At September 30, 2004, the Company's assets and liabilities denominated in British pounds and the euro were as follows (Amounts in thousands):

                                                        BRITISH POUNDS     EURO
                                                        --------------     ----
Cash and cash equivalents............................              610      212
Accounts receivable..................................              572      577
Accounts payable.....................................              101    1,307
Accrued liabilities..................................               64      111

B. INTEREST RATE RISK

The Company's primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company's long-term debt consisting of a term note, a revolving credit agreement and industrial development variable rate demand revenue bond. These interest rate exposures are managed in part by an interest rate swap agreement to fix the interest rate of the term note. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2004 rates, and assuming no changes in the amounts outstanding under the revolving credit agreement and industrial development bond, annual interest expense to the Company would increase or decrease $0.06 million, respectively. The Company's sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for the each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2003 to conform to Statement of Financial Accounting Standards No. 142.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
October 29, 2004 (except for
     Note 5 and Note 12, as to which
     the date is November 12, 2004)

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEARS ENDED SEPTEMBER 30,
                                                           -----------------------------
                                                            2004       2003        2002
                                                           -------    -------    --------
Net sales ............................................     $87,393    $79,939    $ 80,033
Operating expenses:
     Cost of goods sold ..............................      77,992     72,380      76,331
     Selling, general and administrative expenses ....      14,381     12,172      15,952
                                                           -------    -------    --------
          Total operating expenses ...................      92,373     84,552      92,283
                                                           -------    -------    --------
               Operating loss ........................      (4,980)    (4,613)    (12,250)

Interest income ......................................         (59)      (106)       (258)
Interest expense .....................................         782        827         838
Foreign currency exchange loss (gain), net ...........         343        345         (34)
Other expense (income), net ..........................        (180)      (306)        652
                                                           -------    -------    --------
          Loss before income tax provision (benefit)..      (5,866)    (5,373)    (13,448)
Income tax provision (benefit) .......................          80        (26)     (1,462)
                                                           -------    -------    --------
               Net loss ..............................     $(5,946)   $(5,347)   $(11,986)
                                                           =======    =======    ========
Net loss per share (basic) ...........................     $ (1.14)   $ (1.02)   $  (2.30)
Net loss per share (diluted) .........................     $ (1.14)   $ (1.02)   $  (2.30)

Weighted-average number of common shares (basic) .....       5,221      5,252       5,219
Weighted-average number of common shares (diluted) ...       5,221      5,252       5,236

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                SEPTEMBER 30,
                                                                                -------------
                               ASSETS                                         2004        2003
                               ------                                       --------    ---------
Current Assets:
     Cash and cash equivalents .........................................    $  5,578    $   4,524
     Receivables, net ..................................................      17,720       16,648
     Inventories .......................................................       7,845        9,189
     Refundable income taxes ...........................................         ---           23
     Deferred income taxes .............................................         575          ---
     Prepaid expenses and other current assets .........................       1,132          473
     Assets held for sale ..............................................       4,231          ---
                                                                            --------    ---------
               Total current assets ....................................      37,081       30,857

Property, plant and equipment:
     Land ..............................................................         559          859
     Buildings .........................................................      12,758       19,455
     Machinery and equipment ...........................................      59,327       59,853
                                                                            --------    ---------
                                                                              72,644       80,167
     Less - accumulated depreciation ...................................      52,762       54,468
                                                                            --------    ---------
               Property, plant and equipment, net ......................      19,882       25,699

Other assets:
     Goodwill and other intangible assets, net .........................         ---        2,574
     Other assets ......................................................       2,796        2,548
                                                                            --------    ---------
              Total other assets .......................................       2,796        5,122
                                                                            --------    ---------
                    Total assets .......................................    $ 59,759    $  61,678
                                                                            ========    =========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
     Current maturities of long-term debt ..............................    $  4,569    $   3,226
     Accounts payable ..................................................       9,354        6,491
     Accrued liabilities ...............................................       7,129        6,471
                                                                            --------    ---------
              Total current liabilities ................................      21,052       16,188

Long-term debt, net of current maturities ..............................       5,797        7,258

Other long-term liabilities ............................................       8,108        7,951

Shareholders' equity:
     Serial preferred shares, no par value, authorized 1,000 shares ....         ---          ---
     Common shares, par value $1 per share, authorized 10,000 shares;
            issued 5,257 shares in 2004 and 5,294 shares in 2003;
            outstanding 5,214 shares in 2004 and 5,226 shares in 2003 ..       5,257        5,294
     Additional paid-in capital ........................................       6,497        6,661
     Retained earnings .................................................      22,336       28,282
     Accumulated other comprehensive loss ..............................      (8,867)      (9,247)
     Unearned compensation - restricted common shares ..................        (166)        (309)
     Common shares held in treasury at cost, 43 shares in 2004 and
          68 shares in 2003 ............................................        (255)        (400)
                                                                            --------    ---------
              Total shareholders' equity ...............................      24,802       30,281
                                                                            --------    ---------
                   Total liabilities and shareholders' equity ..........    $ 59,759    $  61,678
                                                                            ========    =========

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                       -------------------------
                                                                       2004       2003       2002
                                                                     -------    -------    --------
Cash flows from operating activities:
     Net loss ....................................................   $(5,946)   $(5,347)   $(11,986)
     Adjustments to reconcile net loss to
          net cash provided by operating activities:
               Depreciation and amortization .....................     3,498      4,183       4,706
               Loss (gain) on disposal of property, plant and
                    equipment ....................................       (60)        34          (7)
               Deferred income taxes .............................      (575)       ---          15
               Asset impairment charges ..........................     2,574      1,309       5,160

               Changes in operating assets and liabilities:
                    Receivables ..................................    (1,072)    (2,143)      4,200
                    Inventories ..................................     1,344      1,517       4,054
                    Refundable income taxes ......................        23      1,400      (1,423)
                    Prepaid expenses and other current assets ....       (37)        (7)       (923)
                    Other assets .................................      (308)      (408)       (563)
                    Accounts payable .............................     2,863      2,361      (2,588)
                    Accrued liabilities ..........................       658     (4,187)      1,916
                    Other long-term liabilities ..................      (118)     2,026          28
                                                                     -------    -------     -------
                         Net cash provided by operating
                             activities ..........................     2,844        738       2,589

Cash flows from investing activities:
               Capital expenditures ..............................    (2,754)    (2,149)     (5,043)
               Proceeds from disposal of property, plant and
                     equipment ...................................       125        158         105
               Reimbursement of equipment expenditures ...........       750        ---         ---
               Other .............................................       120        137         191
                                                                     -------    -------     -------
                         Net cash used for investing
                             activities ..........................    (1,759)    (1,854)     (4,747)

Cash flows from financing activities:
               Proceeds from revolving credit agreement ..........    54,395     31,770      24,735
               Repayments of revolving credit agreement ..........   (53,063)   (32,393)    (27,309)
               Repayments of long-term debt ......................    (1,450)    (1,440)     (1,430)
               Repurchase of common shares .......................       ---        ---        (143)
               Proceeds from other indebtedness ..................       ---         14         ---
               Share transactions under employee stock plans .....        87        106         101
                                                                     -------    -------     -------
                         Net cash used for financing
                             activities ..........................       (31)    (1,943)     (4,046)
                                                                     -------    -------     -------

Increase (decrease) in cash and cash equivalents .................     1,054     (3,059)     (6,204)
Cash and cash equivalents at beginning of year ...................     4,524      7,583      13,787
                                                                     -------    -------     -------
                        Cash and cash equivalents at end of
                              year ...............................   $ 5,578    $ 4,524     $ 7,583
                                                                     =======    =======     =======
Supplemental disclosure of cash flow information:
     Cash paid for interest ......................................   $  (677)   $  (750)    $  (845)
     Cash recovered from (paid for) income taxes, net ............   $    (9)   $ 1,449     $  (573)

See notes to consolidated financial statements.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                ACCUMULATED                  COMMON
                                                         ADDITIONAL                OTHER                     SHARES       TOTAL
                                               COMMON     PAID-IN    RETAINED  COMPREHENSIVE    UNEARNED     HELD IN  SHAREHOLDERS'
                                               SHARES     CAPITAL    EARNINGS      LOSS       COMPENSATION  TREASURY     EQUITY
                                              --------  -----------  --------  -------------  ------------  --------  -------------
BALANCE - SEPTEMBER 30, 2001                  $  5,308  $     6,783  $ 45,615         (7,423)         (460)     (449) $      49,374

Comprehensive income (loss):
    Net loss................................       ---          ---   (11,986)           ---           ---       ---        (11,986)
    Foreign currency translation
       adjustment...........................       ---          ---       ---            112           ---       ---            112
    Currency exchange contract adjustment...       ---          ---       ---          1,035           ---       ---          1,035
    Unrealized loss on interest rate swap
       agreement, net of income tax
       provision of $156....................       ---          ---       ---           (254)          ---       ---           (254)
    Minimum pension liability adjustment....       ---          ---       ---           (504)          ---       ---           (504)
                                                                                                                      -------------

          Total comprehensive loss..........                                                                               ( 11,597)

Shares repurchased and held in treasury.....       ---          ---       ---            ---           ---      (143)          (143)
Share transactions under employee stock
        plans...............................        50          153       ---            ---          (102)      ---            101
                                              --------  -----------  --------  -------------  ------------  --------  -------------
BALANCE - SEPTEMBER 30, 2002                  $  5,358  $     6,936  $ 33,629  $      (7,034) $       (562) $   (592) $      37,735

Comprehensive income (loss):
    Net loss................................       ---          ---    (5,347)           ---           ---       ---         (5,347)
    Foreign currency translation
       adjustment...........................       ---          ---       ---            162           ---       ---            162
    Currency exchange contract adjustment...       ---          ---       ---         (1,035)          ---       ---         (1,035)

    Unrealized gain on interest rate swap
       agreement............................       ---          ---       ---            169           ---       ---            169
    Minimum pension liability adjustment....       ---          ---       ---         (1,509)          ---       ---         (1,509)
                                                                                                                      -------------
          Total comprehensive loss..........                                                                                ( 7,560)

Share transactions under employee stock
          plans.............................       (64)        (275)      ---            ---           253       192            106
                                              --------  -----------  --------  -------------  ------------  --------  -------------
BALANCE - SEPTEMBER 30, 2003                  $  5,294  $     6,661  $ 28,282  $      (9,247) $       (309) $   (400) $      30,281

Comprehensive income (loss):
    Net loss................................       ---          ---    (5,946)           ---           ---       ---         (5,946)
    Foreign currency translation
       adjustment...........................       ---          ---       ---             93           ---       ---             93
    Currency exchange contract adjustment...       ---          ---       ---            621           ---       ---            621
    Unrealized gain on interest rate swap
       agreement............................       ---          ---       ---            264           ---       ---            264
    Minimum pension liability adjustment....       ---          ---       ---           (598)          ---       ---           (598)
                                                                                                                      -------------
          Total comprehensive loss..........                                                                                 (5,566)

Share transactions under employee stock
          plans.............................       (37)        (164)      ---            ---           143       145             87
                                              --------  -----------  --------  -------------  ------------  --------  -------------
BALANCE - SEPTEMBER 30, 2004                  $  5,257  $     6,497  $ 22,336  $      (8,867) $       (166) $   (255) $      24,802
                                              --------  -----------  --------  -------------  ------------  --------  -------------

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

B. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company's U.S. operations as well as its Irish subsidiary. The functional currency of the Irish subsidiary is the U.S. dollar because a substantial majority of the subsidiary's transactions are denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company's other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders' equity.

C. CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

D. INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for approximately 31% and 28% of the Company's inventories at September 30, 2004 and 2003, respectively. Cost is determined using the specific identification method for approximately 26% and 33% of the Company's inventories at September 30, 2004 and 2003, respectively. The first-in, first-out ("FIFO") method is used to value the remainder of the Company's inventories.

E. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: buildings and building improvements: 5 to 50 years and machinery and equipment, including office and computer equipment: 3 to 20 years.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This standard changes financial accounting and reporting for acquired goodwill and indefinite life intangible assets. SFAS No. 142 provides that intangible assets with finite useful lives will continue to be amortized and goodwill and intangible assets with indefinite lives will not be amortized, but rather will be evaluated for impairment by applying a fair value based test upon adoption and on an annual basis thereafter. The Company completed its tests for impairment and concluded that goodwill was not impaired at adoption of SFAS No. 142 on October 1, 2002 and at September 30, 2003. Other than the cessation of goodwill amortization, the adoption of SFAS No. 142 did not have an impact on the Company's financial position or results of operations.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table presents pro forma net loss and net loss per share information as if SFAS No. 142 had been adopted on October 1, 2000.

                                                          YEARS ENDED SEPTEMBER 30,
                                                          -------------------------
                                                        2004         2003         2002
                                                     ----------   ----------   ----------
Net loss as reported...............................  $   (5,946)  $   (5,347)  $  (11,986)
Goodwill amortization..............................          --           --           93
                                                     ----------   ----------   ----------
          Pro forma net loss.......................  $   (5,946)  $   (5,347)  $  (11,893)
                                                     ==========   ==========   ==========
Basic net loss per share:
     Net loss as reported..........................  $    (1.14)  $    (1.02)  $    (2.30)
     Goodwill amortization.........................          --           --         0.02
                                                     ----------   ----------   ----------
           Pro forma net loss per share (basic)....  $    (1.14)  $    (1.02)  $    (2.28)
                                                     ==========   ==========   ==========
Diluted net loss per share:
     Net loss as reported..........................  $    (1.14)  $    (1.02)  $    (2.30)
     Goodwill amortization.........................          --           --         0.02
                                                     ----------   ----------   ----------
          Pro forma net loss per share (diluted)...  $    (1.14)  $    (1.02)  $    (2.28)
                                                     ==========   ==========   ==========

Prior to the adoption of SFAS No. 142 in fiscal 2003, goodwill was amortized using the straight-line method over 40 years. At September 30, 2003, accumulated amortization of goodwill and other intangible assets was $881.

In accordance with SFAS No. 142, the Company completed its annual goodwill impairment evaluation at September 30, 2004 after the Company's fiscal 2005 annual planning process. The Company determined that its Metal Finishing Group's business model has matured. This review resulted in a non-cash impairment charge of $2,574, recorded in selling, general and administrative expenses, to write-off goodwill that is allocated to the Company's Metal Finishing Group. The fair value of this reporting segment was estimated using the expected present value of future cash flows.

G. NET INCOME PER SHARE

The Company's net income per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company's outstanding stock options under the treasury stock method. However, during periods of operating losses, outstanding stock options are not included in the calculation of net loss per diluted share because such inclusion would be anti-dilutive.

H. REVENUE RECOGNITION

The Company recognizes revenue in accordance with the relevant portions of the Securities and Exchange Commission's Staff Accounting Bulletins No. 101, "Revenue Recognition in Financial Statements" and No 104, "Revenue Recognition". Revenue is generally recognized when products are shipped or services are provided to customers.

I. NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans as required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This revised standard retains the disclosure requirements contained in SFAS No. 132, and requires additional disclosures (to those in the original SFAS No. 132) about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The provisions of SFAS No. 132 remain in effect until the provisions of SFAS No. 132 (revised
2003) are adopted. SFAS No. 132 (revised 2003) is generally effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by SFAS No. 132 (revised 2003) are effective for interim periods beginning after December 15, 2003. The adoption of this standard during the second quarter of fiscal year 2004 did not have an impact on the Company's financial position or results of operations.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

J. STOCK-BASED COMPENSATION

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The following pro forma information regarding net loss and net loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options' vesting period. The pro forma information is as follows:

                                                                                    YEARS ENDED SEPTEMBER 30,
                                                                                    -------------------------
                                                                                   2004       2003         2002
                                                                                ---------   --------    ---------
Net loss as reported........................................................    $  (5,946)  $ (5,347)   $ (11,986)

Less:        Stock-based compensation expense determined
             under fair value based method for all awards, net
             of related tax effects.........................................          109        138          171
                                                                                ---------   --------    ---------
Pro forma net loss as if the fair value based method
             had been applied to all awards.................................    $  (6,055)  $ (5,485)   $ (12,157)
                                                                                =========   ========    =========
Net loss per share:

             Basic - as reported............................................    $   (1.14)  $  (1.02)   $   (2.30)
             Basic - pro forma..............................................    $   (1.16)  $  (1.04)   $   (2.33)
             Diluted - as reported..........................................    $   (1.14)  $  (1.02)   $   (2.30)
             Diluted - pro forma............................................    $   (1.16)  $  (1.04)   $   (2.33)

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

L. CONCENTRATIONS OF CREDIT RISK

Receivables are presented net of allowance for doubtful accounts of $630 and $1,045 at September 30, 2004 and 2003, respectively. During fiscal 2004, $311 of accounts receivable were written off against the allowance for doubtful accounts and the allowance for doubtful accounts was further reduced by $104. Bad debt expense totaled $115 and $481 in fiscal 2003 and 2002, respectively.

Most of the Company's receivables represent trade receivables due from manufacturers of turbine engines and aircraft components, airlines, and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 35% of the Company's sales in 2004 were to its 5 largest customers. The Company performs ongoing credit evaluations of its customers' financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2004. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.

M. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes an interest rate swap agreement and from time-to-time foreign currency exchange contracts as part of the management of its interest rate and foreign currency risk exposures. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific exposure. To qualify as a hedge, the item to be hedged must expose the Company to interest rate or foreign currency risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive loss in the shareholders' equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the consolidated statements of operations.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company uses an interest rate swap agreement to reduce risks related to variable-rate debt, which is subject to changes in the market rates of interest. These are designated as cash flow hedges. During 2004, the Company held one interest rate swap agreement with a notional amount of $4,500 at September 30, 2004. Cash flows related to the interest rate swap agreements are included in interest expense. The Company's interest rate swap agreement and its variable-rate term debt are based upon three-month LIBOR. During 2004, the interest rate swap agreement qualified as a fully effective cash flow hedge against the Company's variable-rate term note interest risk.

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2004, the Company had forward exchange contracts outstanding for durations up to 12 months to purchase euros aggregating $19,200.

N. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $607, $500 and $500 for the years ended September 30, 2004, 2003 and 2002, respectively.

O. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss is net loss plus certain other items that are recorded directly to shareholders' equity. The components of accumulated other comprehensive loss at September 30 consist of:

                                                     2004          2003          2002
                                                  ----------    ----------    ----------
Foreign currency translation adjustment .......   $   (6,752)   $   (6,845)   $   (7,007)
Interest rate swap agreement adjustment .......         (125)         (389)         (558)
Currency exchange contract adjustment .........          621           ---         1,035
Minimum pension liability adjustment ..........       (2,611)       (2,013)         (504)
                                                  ----------    ----------    ----------
     Total accumulated other comprehensive
           loss ...............................   $   (8,867)   $   (9,247)   $   (7,034)
                                                  ==========    ==========    ==========

P. RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to the 2004 consolidated financial statement presentation.

2. INVENTORIES

Inventories at September 30 consist of:

                                                               2004             2003
                                                           ------------     ------------
Raw materials and supplies............................     $      2,566     $      2,537
Work-in-process.......................................            2,821            3,032
Finished goods........................................            2,458            3,620
                                                           ------------     ------------
          Total inventories...........................     $      7,845     $      9,189
                                                           ============     ============

If the FIFO method had been used for the entire Company, inventories would have been $3,518 and $3,230 higher than reported at September 30, 2004 and 2003, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

3. ACCRUED LIABILITIES

Accrued liabilities at September 30 consist of:

                                                         2004        2003
                                                       --------    --------
Accrued employee compensation and benefits.........    $  1,555    $  1,450
Accrued workers' compensation......................       1,117       1,099
Accrued pension....................................         633         684
Accrued income taxes...............................         981         354
Accrued royalties..................................       1,099       1,131
Accrued legal and professional.....................         487         416
Other accrued liabilities..........................       1,257       1,337
                                                       --------    --------
          Total accrued liabilities................    $  7,129    $  6,471
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

During 2003, the Company renegotiated the terms of certain of its grant agreements. The amended agreements revised the minimum employment level threshold that could trigger repayment, provided for annual employment level performance reviews to commence in December 2004, extended the expiration date of certain grants, and cancelled any further grant payments under certain grant agreements. The Company accounted for this amendment by reclassifying $2,517 of deferred grant revenue from accrued liabilities to other long-term liabilities in recognition of the fact that no grants were repayable during fiscal 2004. The Company has elected to treat this amount as an obligation and will not commence amortizing it into income until such time as it is more certain that the Company will not be required to repay a portion of these grants. Because these grants are denominated in euros, the Company will continue to adjust the balance in response to currency exchange rate fluctuations for as long as such grants are treated as an obligation.

The Company's relevant employment levels at September 30, 2004 met or exceeded the minimum employment level threshold set by its grant agreements, as amended. The Company expects to meet or exceed its December 31, 2004 employment level threshold. Accordingly, the Company continues to present such obligations in other long-term liabilities. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at September 30, 2004 and 2003 was $3,403 and $3,063, respectively. The Company recognized grant income of $116 and $133 in fiscal 2004 and 2003, respectively, and net grant expense of $422 in fiscal 2002.

Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments, including the previously discussed unamortized portion of deferred grant revenue, was $6,489 and $6,160 at September 30, 2004 and 2003, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. LONG-TERM DEBT

Long-term debt at September 30 consists of:

                                                               2004         2003
                                                               ----         ----
Term note payable to bank ................................    $ 4,500      $ 5,700
Revolving credit agreement ...............................      3,107        1,775
Industrial development variable rate demand revenue bond..      2,745        2,995
Other ....................................................         14           14
                                                              -------      -------
          Total debt .....................................     10,366       10,484
Less - current maturities ................................      4,569        3,226
                                                              -------      -------
          Total long-term debt ...........................    $ 5,797      $ 7,258
                                                              =======      =======

The term note is payable in quarterly installments of $300 through August 1, 2005 with the remaining balance of $3,300 due September 30, 2005. The term note has a variable interest rate, which, after giving effect to an interest rate swap agreement with the same bank, becomes an effective fixed rate term note, subject to adjustment based upon the level of certain financial ratios. The effective fixed interest rate at September 30, 2004 and 2003 was 9.49%. The interest rate swap agreement has a notional amount equal to the amount owed under the term note and bears interest at a fixed rate of 5.99%.

The Company has a $6,000 revolving credit agreement, subject to sufficiency of collateral, that expires on September 30, 2005 and bears interest at the bank's base rate plus 0.50%. The interest rate was 5.25% and 4.50% at September 30, 2004 and 2003, respectively. The daily average balance outstanding against the revolving credit agreement was $2,643 and $2,161 during 2004 and 2003, respectively. A commitment fee of 0.375% is incurred on the unused balance. At September 30, 2004, the Company had $2,528 available under its $6,000 revolving credit agreement.

The Company's revolving credit agreement requires a lockbox agreement, which provides for all cash receipts to be swept daily to reduce revolving credit agreement borrowings outstanding. The lockbox agreement, combined with the existence of a material adverse change clause in the revolving credit agreement, requires the revolving credit agreement to be classified as a current liability. The material adverse change clause, which is a typical requirement in commercial credit agreements, allows a lender to require the loan to become due if the lender determines there has been a material adverse change in the Company's operations, business, properties, assets, liabilities, condition or prospects. The classification of the revolving credit agreement as a current liability is a result only of the combination of the two aforementioned factors: the lockbox agreement and the material adverse change clause.

The Company has a 15-year industrial development variable rate demand revenue bond outstanding, which was issued with an original face amount of $4,100 and was used to expand the Repair Group's Tampa, Florida facility. The interest rate is reset weekly based on prevailing tax-exempt money market rates (1.82% and 1.23% at September 30, 2004 and 2003, respectively). The industrial development bond requires annual principal payments ranging from $260 in 2005 to $355 in 2013. The bank's annual commitment fee on the standby letter of credit that collateralizes the industrial development bond is 2.75% of the outstanding balance.

All of the Company's long-term debt is secured by substantially all of the Company's assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company's ownership interest in its non-U.S. subsidiaries.

Under its credit agreements, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level, and a fixed charge coverage ratio. During fiscal 2004, the Company entered into agreements with its bank to waive its minimum tangible net worth covenant at March 31, 2004 and to modify such covenant for future periods.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In November 2004, the Company entered into an agreement with its bank to amend certain provisions of its credit agreements. The amendment extends the maturity date of the Company's term note and $6,000 revolving credit agreement to April 1, 2006, waives its minimum tangible net worth and fixed charge coverage ratios at September 30, 2004 and modifies its minimum tangible net worth requirement for future periods. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2004.

6. INCOME TAXES

The components of loss before income tax provision (benefit) are as follows:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                              2004          2003          2002
                                                              ----          ----          ----
U.S. ................................................       $(3,409)      $(3,189)      $ (8,369)
Non-U.S .............................................        (2,457)       (2,184)        (5,079)
                                                            -------       -------       --------
         Loss before income tax provision (benefit)..       $(5,866)      $(5,373)      $(13,448)
                                                            =======       =======       ========

The income tax provision (benefit) consists of the following:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                              2004           2003          2002
                                                              ----           ----          ----
Current income tax provision (benefit):
     U.S. federal ..............................              $ ---          $---        $(1,114)
     Non-U.S ...................................                655           (26)          (477)
                                                              -----          ----        -------
         Total current tax provision (benefit)..                655           (26)        (1,591)

Deferred income tax provision (benefit):
     U.S. federal ..............................                ---           ---            129
     Non-U.S ...................................               (575)          ---            ---
                                                              -----          ----        -------
         Total deferred tax provision ..........               (575)          ---            129
                                                              -----          ----        -------
         Income tax provision (benefit) ........              $  80          $(26)       $(1,462)
                                                              =====          ====        =======

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

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The income tax provision (benefit) in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                              -------------------------
                                                                         2004          2003           2002
                                                                         ----          ----           ----
Loss before income tax provision (benefit) .........................    $(5,866)      $(5,373)      $(13,448)
Less-U.S., state and local income tax provision (benefit) ..........        ---           ---            ---
                                                                        -------       -------       --------
          Loss before federal income tax provision (benefit) .......    $(5,866)      $(5,373)      $(13,448)
                                                                        =======       =======       ========

Income tax benefit at U.S. federal statutory rate ..................     (1,995)       (1,827)        (4,572)
Tax effect of:
     U.S. losses for which no U.S. federal tax benefit has been
          recognized ...............................................      1,196         1,106          1,598
     Non-US losses for which no U.S. federal tax benefit has been
          recognized ...............................................        916           717          1,251
     Other .........................................................        (37)          (22)           261
                                                                        -------       -------       --------
          U.S. federal and non-U.S. income tax provision (benefit)..    $    80       $   (26)      $ (1,462)
                                                                        =======       =======       ========

Deferred tax assets and liabilities at September 30 consist of the following:

                                                     2004          2003
                                                     ----          ----
Deferred tax assets:
     Net U.S. operating loss carryforwards ......   $ 3,259       $ 2,073
     Net non-U.S. operating loss carryforwards ..       492           411
     Employee benefits ..........................       630           911
     Investment valuation reserve ...............       511           511
     Inventory reserves .........................       404           440
     Asset impairment reserve ...................       198           272
     Allowance for doubtful accounts ............       131           230
     Foreign tax credits ........................       161           161
     Interest rate swap .........................        42           132
     Additional pension liability ...............       888           685
     Government grants ..........................       340           306
     Sale of non-U.S. assets ....................       575           ---
                                                    -------       -------

               Total deferred tax assets ........     7,631         6,132

Deferred tax liabilities:
     Depreciation ...............................     2,485         2,319
     Unremitted foreign earnings ................        26            26
     Other ......................................       416           357
                                                    -------       -------

               Total deferred tax liabilities ...     2,927         2,702
                                                    -------       -------

Deferred tax assets net of liabilities ..........     4,704         3,430
Valuation allowance .............................    (4,129)       (3,430)
                                                    -------       -------

               Net deferred tax assets ..........   $   575       $   ---
                                                    =======       =======

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

At September 30, 2004, the Company has U.S. federal and non-U.S. tax loss carryforwards of approximately $9,600 and $4,400, respectively. The U.S. federal tax loss carryforwards expire in 2022 through 2024. The non-U.S. tax loss carryforwards do not expire.

At September 30, 2004, the Company recognized an additional $699 valuation allowance against its net deferred tax assets. In assessing the Company's ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The deferred tax asset of $575 recognized in fiscal 2004 is attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group's Irish operations that was recognized for Irish income tax purposes in fiscal 2004.

The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the U.S. Distribution of these non-U.S. subsidiary earnings may be subject to U.S. income taxes. Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. federal deferred income tax liabilities have been established were approximately $16,600 at September 30, 2004. During fiscal 2003 and 2002, the Company received distributions from the earnings of its non-U.S. subsidiaries accumulated subsequent to September 30, 2000. The distributions reduced the deferred U.S. income tax liability on the undistributed earnings of the Company's non-U.S. subsidiaries to $26 and $368 at September 30, 2003 and 2002, respectively. The Company received no such distribution in fiscal 2004.

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

During fiscal 2003, the Company's Board of Directors adopted a resolution to cease the accrual of future benefits under one of its defined benefit pension plans, which covers substantially all non-union employees of the Company's U.S. operations. The plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized in 2003 related to these changes. In conjunction with the changes to the defined benefit plan, the Company made certain enhancements to the defined contribution plan that is also available to substantially all non-union employees of the Company's U.S. operations.

Net pension expense for the Company-sponsored defined benefit pension plans consists of the following:

                                                                  YEARS ENDED SEPTEMBER 30,
                                                                  -------------------------
                                                              2004          2003          2002
                                                              ----          ----          ----
Service cost ............................................    $   621       $   675       $   899
Interest cost ...........................................      1,389         1,379         1,255
Expected return on plan assets ..........................     (1,515)       (1,483)       (1,445)
Amortization of transition asset ........................        (11)          (11)          (11)
Amortization of prior service cost ......................        132           132            42
Amortization of net (gain) loss .........................         24           (63)         (104)
                                                             -------       -------       -------

          Net pension expense for defined benefit plans..    $   640       $   629       $   636
                                                             =======       =======       =======

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The status of all significant U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

                                                        2004           2003
                                                        ----           ----
Benefit obligation:
     Benefit obligation at beginning of year .....    $ 22,372       $ 20,124
     Service cost ................................         621            675
     Interest cost ...............................       1,389          1,379
     Participant contributions ...................         182            164
     Amendments ..................................         ---         (2,507)
     Actuarial loss ..............................       1,841          2,820
     Benefits paid ...............................      (1,780)        (1,217)
     Currency translation adjustment .............         473            934
                                                      --------       --------

               Benefit obligation at end of year..    $ 25,098       $ 22,372
                                                      ========       ========

                                                        2004           2003
                                                        ----           ----
Plan assets:
     Plan assets at beginning of year ............    $ 17,602       $ 15,099
     Actual return on plan assets ................       2,439          1,023
     Employer contributions ......................       1,291          1,777
     Participant contributions ...................         182            164
     Benefits paid ...............................      (1,780)        (1,217)
     Currency translation adjustment .............         379            756
                                                      --------       --------

               Plan assets at end of year ........    $ 20,113       $ 17,602
                                                      ========       ========

                                                                                  PLANS IN WHICH              PLANS IN WHICH
                                                                               ASSETS EXCEED BENEFIT        BENEFIT OBLIGATION
                                                                                  OBLIGATION AT              EXCEEDS ASSETS AT
                                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                                                   -------------               -------------
                                                                                2004          2003           2004          2003
                                                                                ----          ----           ----          ----
RECONCILIATION OF FUNDED STATUS:
     Plan assets in excess of (less than) projected benefit obligations..      $ 1,591       $ 1,146       $(6,576)      $(5,916)
     Unrecognized net (gain) loss .......................................         (497)         (696)        4,569         3,704
     Unrecognized prior service cost ....................................          711           803           264           303
     Unrecognized transition asset ......................................           (1)          ---           (15)          (28)
     Currency translation adjustment ....................................            5           ---            41           102
                                                                               -------       -------       -------       -------

          Net amount recognized in the consolidated balance sheets ......      $ 1,809       $ 1,253       $(1,717)      $(1,835)
                                                                               =======       =======       =======       =======

AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS ARE:
     Other assets .......................................................      $ 1,809       $ 1,253       $   713       $ 1,166
     Accrued liabilities ................................................          ---           ---          (633)         (684)
     Other long-term liabilities ........................................          ---           ---        (4,408)       (4,330)
     Accumulated other comprehensive loss ...............................          ---           ---         2,611         2,013
                                                                               -------       -------       -------       -------

          Net amount recognized in the consolidated balance sheets ......      $ 1,809       $ 1,253       $(1,717)      $(1,835)
                                                                               =======       =======       =======       =======

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

                                  YEARS ENDED SEPTEMBER 30,
                                  -------------------------
                                  2004      2003      2002
                                  ----      ----      ----
Discount rate .................    5.7%      6.1%      6.6%
Expected return on assets .....    8.1%      8.3%      8.4%
Rate of compensation increase..    3.5%      3.9%      3.9%

The following table sets forth the asset allocation of the Company defined benefit pension plan assets at September 30, 2004:

                        ASSET     % ASSET
                       AMOUNT    ALLOCATION
                       -------   ----------
Equity securities..    $11,877       59%
Debt securities....      7,079       35%
Other securities...      1,157        6%
                       -------      ---

     Total: .....      $20,113      100%
                       =======      ===

Investment objectives of the Company's defined benefit plans' assets are to (i) optimize the long-term return on the plans' assets while assuming an acceptable level of investment risk, (ii) maintain an appropriate diversification across asset classes and among investment managers, and (iii) maintain a careful monitoring of the risk level within each asset class.

Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company's defined benefit pension plans. Selection of the appropriate asset allocation for the plans' assets was based upon a review of the expected return and risk characteristics of each asset class.

External consultants monitor the appropriateness of the investment strategy and the related asset mix and performance. To develop the expected long-term rate of return assumptions on plan assets, generally the company uses long-term historical information for the target asset mix selected. Adjustments are made to the expected long-term rate of return assumptions when deemed necessary based upon revised expectations of future investment performance of the overall investments markets.

The Company expects to make contributions of $1,246 to its defined benefit pension plans during fiscal 2005. The following benefit payments, which reflect expected future service of participants, are expected to be paid:

FISCAL YEARS ENDING SEPTEMBER 30,
---------------------------------
2005..............................    $   439
2006..............................        518
2007..............................        827
2008..............................        799
2009..............................      1,134
2010-2014.........................      7,508

The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company's contributions to the plan in 2004, 2003 and 2002 were $44, $49 and $55, respectively.

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company's U.S. defined contribution plan. The Company's matching contribution expense for this defined contribution plan in 2004, 2003 and 2002 was $199, $154 and $79, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company's Irish subsidiary sponsors, for all of its employees, a tax-advantage profit sharing program. Company discretionary contributions and employee elective contributions are invested in Common Shares of the Company without being subject to personal income taxes if held for at least three years. Employees have the option of taking taxable cash distributions. There was no contribution expense in 2004, 2003 and 2002.

The Company's Irish subsidiary also sponsors, for certain of its employees a defined contribution plan. The Company contributes annually 5.5% of eligible employee compensation, as defined. Total contribution expense in 2004, 2003 and 2002 was $17, $14 and $23, respectively.

During fiscal 2003, the Company's Irish subsidiary established a Personal Retirement Savings Account Plan, a portable retirement savings plan, which is to be funded entirely by plan participant contributions. The Company is not obligated to contribute to this plan.

The Company's United Kingdom subsidiary sponsors, for certain of its employees, two defined contribution plans. The Company contributes annually 5% of eligible employees' compensation, as defined. Total contribution expense in 2004, 2003 and 2002 was $26, $13 and $6.

8. STOCK-BASED COMPENSATION

The Company awards stock options under its shareholder approved 1995 Stock Option Plan ("1995 Plan") and 1998 Long-term Incentive Plan ("1998 Plan"). Under the 1995 Plan, the aggregate number of stock options that may be granted is 200,000. At September 30, 2004, there were 35,000 options available for award under the 1995 Plan. The aggregate number of stock options that may be granted under the 1998 Plan in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2004, no further options may be awarded under the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.

Option activity is as follows:

                                                    YEARS ENDED SEPTEMBER 30,
                                                    -------------------------
                                             2004             2003             2002
                                             ----             ----             ----
Options at beginning of year .........        385,000          390,000          344,000
     Weighted average exercise price..    $      6.74      $      6.71      $      7.36
Options granted during the year ......         67,000              ---           77,500
     Weighted average exercise price..    $      3.54      $       ---      $      5.50
Options canceled during the year .....        (46,500)          (5,000)         (31,500)
     Weighted average exercise price..    $      6.49      $      3.75      $     10.85
Options at end of year ...............        405,500          385,000          390,000
     Weighted average exercise price..    $      6.24      $      6.74      $      6.71
Options exercisable at end of year ...        287,500          276,500          210,250
     Weighted average exercise price..    $      7.04      $      7.23      $      7.02

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table provides additional information regarding options outstanding as of September 30, 2004:

   OPTIONS         OPTIONS         OPTIONS   REMAINING LIFE OF
EXERCISE PRICE   OUTSTANDING     EXERCISABLE  OPTIONS (YEARS)
--------------   -----------     -----------  ---------------
    $ 3.50          57,000             ---          9.2
    $ 3.75          10,000             ---          9.8
    $ 4.25          80,000          80,000          1.1
    $ 4.69          51,000          38,250          6.1
    $ 5.16          10,000           7,500          1.1
    $ 5.50          71,500          35,750          7.6
    $ 6.81           5,000           5,000          5.4
    $ 6.94          40,000          40,000          5.1
    $ 7.63          16,000          16,000          0.1
    $12.88          65,000          65,000          4.1
                   -------         -------
    Total          405,500         287,500
                   =======         =======

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma information required by this standard regarding net loss and net loss per share can be found in Note 1 - Summary of Significant Accounting Policies. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1995 under the fair value method of that standard.

The fair values of options granted in fiscal years ending September 30, 2004 and 2002 were estimated at the dates of grants using a Black-Scholes options pricing model with the following weighted average assumptions:

                                  YEARS ENDED SEPTEMBER 30,
                                  -------------------------
                                      2004        2002
                                      ----        ----
Risk-free interest rate ........       3.77%       3.35%
Dividend yield .................       0.00%       0.00%
Volatility factor ..............      46.97%      43.89%
Expected life of stock options..   7.0 years   7.0 years

Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2004 and 2002 were $1.87 and $2.77 per share, respectively. There were no stock options granted during fiscal 2003.

Under the Company's restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value at the date of award is charged to shareholders' equity and subsequently amortized to expense over the vesting periods. In fiscal 2002, the Company awarded 50,000 four-year vesting restricted Common Shares. Compensation expense related to the amortization of unearned compensation was $87, $106 and $100 in fiscal years 2004, 2003 and 2002, respectively.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9. SUMMARIZED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                             2004 QUARTER ENDED
                                             ------------------
                            DEC. 31        MARCH 31       JUNE 30        SEPT. 30
                            -------        --------       -------        --------
Net sales ...........       $ 20,839       $ 22,794       $ 23,015       $ 20,745
Cost of goods sold...         18,052         20,414         20,421         19,105
Net loss ............           (510)          (666)          (253)        (4,517)
Net loss per share:
  Basic .............       $  (0.10)      $  (0.13)      $  (0.05)      $  (0.87)
  Diluted ...........       $  (0.10)      $  (0.13)      $  (0.05)      $  (0.87)

                                          2003 QUARTER ENDED
                                          ------------------
                         DEC. 31        MARCH 31       JUNE 30        SEPT. 30
                         -------        --------       -------        --------
Net sales ...........    $ 17,424       $ 18,430       $22,574        $ 21,511
Cost of goods sold...      16,935         17,048        19,167          19,230
Net loss ............      (2,826)        (3,014)          232             261
Net loss per share:
  Basic .............    $  (0.54)      $  (0.57)      $  0.04        $   0.05
  Diluted ...........    $  (0.54)      $  (0.57)      $  0.04        $   0.05

10. ASSET IMPAIRMENT AND OTHER CHARGES

During fiscal 2002, the Company's Repair Group performed evaluations of its existing operations in light of the current and anticipated impacts on its business of the September 11, 2001 terrorist attacks on the United States. The principal result of these evaluation processes was the decision to optimize the Repair Group's multiple operations by reducing certain of its capacity for the repairing of components related to older generation aerospace turbine engines, principally JT8D. Consequently, the Repair Group recognized asset impairment charges of $5,160, during fiscal 2002. These charges include a goodwill write-off of $733, inventory write-downs of $3,259 and equipment write-downs of $1,168.

As a direct consequence of the September 11, 2001 terrorist attacks, the demand for JT8D aerospace turbine engine repair services experienced an accelerated and substantial decline during fiscal 2002. Because of the foregoing and as a result of the Repair Group's decision to reduce certain of its capacity for the repair of components, the recoverability of the carrying value of certain assets was adversely affected. Consequently, the inventory write-down, recorded in cost of goods sold in the consolidated statements of operations in fiscal 2002, was determined to be appropriate. The write-off of goodwill was based on an analysis of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the Repair Group. The equipment write-downs relate to items that were expected to be disposed or to experience reduced utilization. The realization of these assets was determined based on estimated net realizable value. Both the goodwill write-off and the equipment write-downs were recorded in selling, general and administrative expenses in the consolidated statements of operations.

In addition, during fiscal 2002, the Repair Group incurred charges related to severance and other employee benefits to be paid to approximately 76 personnel associated with the reduction of certain of its capacity for the repairing of components. Such charges were $939 and were recorded in selling, general and administrative expenses in the consolidated statements of operations in fiscal 2002. As of September 30, 2002, $187 of payments had been made for these expenses and all but 12 personnel had been terminated. During fiscal 2003, the Company's Repair Group reevaluated its personnel requirements and determined that it would not terminate the 12 personnel that were identified in fiscal 2002 to be terminated. As a result of this decision, $218 of the $752 severance accrual outstanding at September 30, 2002 was reversed, and the $534 balance was paid to terminated personnel during fiscal 2003. The reversal was recorded in selling, general and administrative expenses in the consolidated statements of operations.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During fiscal 2003, as a result of the continuing downturn in the commercial aviation industry and the resulting reduction in demand for third party aerospace turbine engine component repair services, such as those provided by the Company, the Repair Group decided to cease operations at one of its turbine engine component repair facilities and to optimize its remaining component repair capability through consolidation of operations. The Company completed these actions in fiscal 2004. As a result of this decision, the Repair Group incurred $645 of severance and other employee benefit charges to be paid to 60 personnel, all of which was incurred during fiscal 2003 and was recorded in selling, general and administrative expenses in the consolidated statements of operations. As of September 30, 2003, substantially all payments had been made for these expenses. In connection with these decisions, asset impairment charges totaling $1,309 related primarily to machinery and equipment were recorded in selling, general and administrative expenses in the consolidated statements of operations during fiscal 2003. The machinery and equipment write-downs relate to items that were expected to be disposed or to experience reduced utilization. Fair value of these assets was determined based on estimated cash flows.

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

The Company leases various facilities and equipment under leases expiring at various dates. At September 30, 2004, minimum rental commitments under non-cancelable leases are as follows:

  YEAR ENDING SEPTEMBER 30,
  -------------------------
2005........................      $302
2006........................       151
2007........................       121
2008........................        89
2009........................        79
Thereafter .................       ---

12. SUBSEQUENT EVENTS

In October 2004, the Company completed the sale of a building and land that was part of its Repair Group's Irish operations and was included in assets held for sale at September 30, 2004 in the consolidated balance sheet. The net proceeds from the sale of these assets were approximately $8,000 and the assets that were sold had a net book value of approximately $1,800.

In November 2004, the Company completed the sale of a building and land that was part of its Repair Group's U.S. operations located in Tampa, Florida and was included in assets held for sale at September 30, 2004 in the consolidated balance sheet. The net proceeds from the sale of these assets were approximately $2,600 and the assets that were sold had a net book value of approximately $2,400. The proceeds from this sale will likely be utilized to retire the $2,745 outstanding balance, as of September 30, 2004, of the Company's industrial development variable rate demand revenue bond.

In October 2004, the American Jobs Creation Act of 2004 ("Act") was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company expects to receive a dividend from its non-U.S. subsidiaries during the first half of fiscal 2005. The Company is still evaluating the Act's effects on its repatriation plans and expects to complete its evaluation during the first half of fiscal 2005. The range of potential amounts to be repatriated is $6,000 to $14,000, which would result in a potential income tax obligation of $315 to $735.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. BUSINESS SEGMENTS

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Turbine Component Services and Repair Group ("Repair Group") consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining for turbine engine applications. The Aerospace Component Manufacturing Group ("ACM Group") consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Metal Finishing Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company's reportable segments are separately managed.

One customer of all three of the Company's segments accounted for 13% of the Company's consolidated net sales in 2004, 2003 and 2002.

Geographic net sales are based on location of customer. The U.S. is the single largest country for unaffiliated customer sales, accounting for 57% of consolidated net sales in fiscal 2004. No other single country represents greater than 10% of consolidated net sales. Net sales to unaffiliated customers located in various European countries in fiscal 2004 accounted for 33% of consolidated net sales.

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

The Company's net goodwill of $2,574 at September 30, 2003 and 2002 is allocated to its Metal Finishing Group, and the write-off of such goodwill in fiscal 2004 was included in the operating loss for that segment.

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The following table summarizes certain information regarding segments of the Company's operations:

                                                                               YEARS ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                          2004           2003           2002
                                                                          ----           ----           ----
Net sales:
     Turbine Component Services and Repair Group .................      $ 45,986       $ 40,734       $ 36,539
     Aerospace Component Manufacturing Group .....................        30,476         29,701         33,164
     Metal Finishing Group .......................................        10,931          9,504         10,330
                                                                        --------       --------       --------

          Consolidated net sales .................................      $ 87,393       $ 79,939       $ 80,033
                                                                        ========       ========       ========

Operating loss:
     Turbine Component Services and Repair Group .................      $ (3,321)      $ (5,307)      $(11,514)
     Aerospace Component Manufacturing Group .....................         1,741          1,627           (287)
     Metal Finishing Group .......................................        (1,765)           788          1,495
     Corporate unallocated expenses ..............................        (1,635)        (1,721)        (1,944)
                                                                        --------       --------       --------

           Consolidated operating loss ...........................        (4,980)        (4,613)       (12,250)
Interest expense, net ............................................           723            721            580
Foreign currency exchange loss (gain), net .......................           343            345            (34)
Other expense (income), net ......................................          (180)          (306)           652
                                                                        --------       --------       --------

           Consolidated loss before income tax provision (benefit)      $ (5,866)      $ (5,373)      $(13,448)
                                                                        ========       ========       ========

Depreciation and amortization expense:
     Turbine Component Services and Repair Group .................      $  2,666       $  3,372       $  3,626
     Aerospace Component Manufacturing Group .....................           642            669            680
     Metal Finishing Group .......................................           190            142            400
                                                                        --------       --------       --------

           Consolidated depreciation and amortization expense ....      $  3,498       $  4,183       $  4,706
                                                                        ========       ========       ========

Capital Expenditures:
     Turbine Component Services and Repair Group .................      $  1,494       $  1,617       $  4,598
     Aerospace Component Manufacturing Group .....................           981            327            396
     Metal Finishing Group .......................................           279            205             49
                                                                        --------       --------       --------

           Consolidated capital expenditures .....................      $  2,754       $  2,149       $  5,043
                                                                        ========       ========       ========

Identifiable assets:
     Turbine Component Services and Repair Group .................      $ 32,496       $ 34,233       $ 37,531
     Aerospace Component Manufacturing Group .....................        16,002         15,215         16,758
     Metal Finishing Group .......................................         5,660          7,682          7,735
     Corporate ...................................................         5,601          4,548          7,618
                                                                        --------       --------       --------

           Consolidated total assets .............................      $ 59,759       $ 61,678       $ 69,642
                                                                        ========       ========       ========

Non-U.S. operations (primarily the Company's Ireland operations):
     Net sales ...................................................      $ 36,155       $ 29,222       $ 23,872
     Operating loss ..............................................        (4,866)        (2,274)        (4,842)
     Identifiable assets (excluding cash) ........................        23,512         22,752         23,239

                                                                     SCHEDULE II

                     SIFCO INDUSTRIES, INC. AND SUBSIDIARIES
       VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                      2004          2003          2002
                                                                      ----          ----          ----
Balance beginning of period ......................................   $ 1,045       $ 1,250       $ 1,422

Additions (reductions)-charged (credited) to costs and expenses ..      (104)          115           481

Deductions-accounts determined to be uncollectible ...............      (311)         (320)         (654)

Recoveries of fully reserved accounts ............................       ---           ---             2

Exchange rate changes and other ..................................       ---           ---            (1)
                                                                     -------       -------       -------

Balance end of period ............................................   $   630       $ 1,045       $ 1,250
                                                                     =======       =======       =======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information appearing under the captions "Proposal to Elect Six (6) Directors", "Stock Ownership of Officers, Directors and Nominees", "Section 16(a) Beneficial Ownership and Reporting Compliance" and "Organization and Compensation of the Board of Directors" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 17, 2004.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified. Information concerning executive officers of the Company is contained in Part I of this report under the caption "Executive Officers of the Registrant".

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company's Chief Executive Officer, Chief Financial Officer, who is the Company's Principal Financial Officer and to the Corporate

Controller, who is the Company's Principal Accounting Officer. The Company's Code of Ethics is available on its website: www.sifco.com.

ITEM 11. EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information appearing under the captions "Executive Compensation", "Report of the Compensation Committee" and "Performance Graph" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 17, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                                                                        NUMBER OF
                                                                                                        SECURITIES
                                                                          NUMBER OF                      REMAINING
                                                                        SECURITIES TO     WEIGHTED     AVAILABLE FOR
                                                                       BE ISSUED UPON      AVERAGE    FUTURE ISSUANCE
                                                                         EXERCISE OF   EXERCISE PRICE   UNDER EQUITY
                                                                         OUTSTANDING   OF OUTSTANDING   COMPENSATION
                        PLAN CATEGORY                                      OPTIONS         OPTIONS         PLANS
                        -------------                                      -------         -------         -----
Equity compensation plans approved by security holders:
          1998 Long-term Incentive Plan (1) ....................           240,500          $5.42             ---
          1995 Stock Option Plan (2) ...........................           165,000           7.57          35,000

Equity compensation plans not approved by security holders (3)..               ---            ---             ---
                                                                           -------          -----          ------

               Total ...........................................           405,500           6.24          35,000
                                                                           =======          =====          ======

(1) Under the 1998 Long-term Incentive Plan the aggregate number of stock options that may be granted in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2004, no further options may be awarded under this plan.

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

The Company incorporates herein by reference the information appearing under the caption "Outstanding Shares and Voting Rights" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 17, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incorporates herein by reference the information appearing under the caption "Principal Accounting Fees and Services" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 17, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) FINANCIAL STATEMENTS:

      The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Certified Public Accountants are included in Item 8.

      Report of Independent Registered Public Accounting Firm

      Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003 and 2002

      Consolidated Balance Sheets - September 30, 2004 and 2003

      Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002

      Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements - September 30, 2004, 2003 and 2002

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

  4.2 Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

  4.3 Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(c) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

  4.4 Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as Exhibit 4(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

  4.5 Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  4.6 Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company's Form 10-Q dated December 31, 2002, and incorporated herein by reference

  4.7 Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company's Form 10-Q dated March 31, 2003, and incorporated herein by reference

  4.8 Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company's Form 10-Q dated June 30, 2003, and incorporated herein by reference

  4.9 Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank

  4.10 Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company's Form 10-Q dated March 31, 2004, and incorporated herein by reference

  4.11 Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company's Form 10-Q dated March 31, 2004, and incorporated herein by reference

  4.12 Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company's Form 10-Q dated June 30, 2004, and incorporated herein by reference

 *4.13 Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank

  9.1       Voting Trust Extension Agreement dated January 14, 2002, filed as
            Exhibit 9.1 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  9.2 Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  10.1 1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company's Form S-8 dated January 9, 1990, and incorporated herein by reference

  10.2 Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

  10.3      SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as
            Exhibit 10.3 of the Company's form 10-Q dated June 30, 2004, and incorporated herein by reference

  10.4 SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company's Form 10-Q dated March 31, 2002, and incorporated herein by reference

  10.5 Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company's Form 10-Q dated December 31, 2000, and incorporated herein by reference

  10.6 Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, filed as Exhibit 10 (h) of the Company's Form 10-Q dated December 31, 2000, and incorporated herein by reference

  10.7 Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10
            (i) of the Company's Form 10-Q dated December 31, 2000, and incorporated herein by reference

  10.8 Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company's Form 10-Q dated December 31, 2000, and incorporated herein by reference

  10.9 Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  10.10 Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  10.11 Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company's Form 10-K dated September 30, 2002, and incorporated herein by reference

  10.12 Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company's Form 8-K dated October 14, 2004, and incorporated herein by reference

  14.1 Code of Ethics, filed as Exhibit 14.1 of the Company's Form 10-K dated September 30, 2003, and incorporated herein by reference

  16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 27, 2002, filed as Exhibit 16 of the Company's Form 8-K dated June 27, 2002, and incorporated by reference

 *21.1      Subsidiaries of the Company

 *31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

 *31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

 *32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350

 *32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350

      (a)(4) REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SIFCO Industries, Inc.

                                           By: /s/ Frank A. Cappello
                                               ---------------------------
                                                   Frank A. Cappello
                                                   Vice President-Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)
                                                   Date: December 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 17, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

      /s/ Jeffrey P. Gotschall               /s/ Alayne L. Reitman
      -------------------------              ---------------------
          Jeffrey P. Gotschall                   Alayne L. Reitman
          Chairman of the Board and              Director
          Chief Executive Officer
          (Principal Executive Officer)

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