Form 10-Q
period 2004-12-31
SIFCO INDUSTRIES INC
filed 2005-02-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-5978

SIFCO Industries, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0553950

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 East 64th Street, Cleveland Ohio	44103

(Address of principal executive offices)	(Zip Code)

(216) 881-8600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The number of the Registrant’s Common Shares outstanding at January 31, 2005 was 5,187,641.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2004	2003
Net sales	$19,081	$20,839
Operating expenses:
Cost of goods sold	18,401	18,052
Selling, general and administrative expenses	3,022	2,928

Total operating expenses	21,423	20,980

Operating loss	(2,342)	(141)

Interest income	(36)	(13)
Interest expense	230	205
Foreign currency exchange loss, net	301	184
Other income, net	(6,510)	(14)

Income (loss) before income tax provision	3,673	(503)

Income tax provision	1,315	7

Net income (loss)	$2,358	$(510)

Net income (loss) per share (basic)	$0.45	$(0.10)
Net income (loss) per share (diluted)	$0.45	$(0.10)

Weighted-average number of common shares (basic)	5,214	5,226
Weighted-average number of common shares (diluted)	5,223	5,226

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2004	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,800	$5,578
Receivables, net	14,828	17,720
Inventories	8,746	7,845
Deferred income taxes	—	575
Prepaid expenses and other current assets	2,872	1,132
Assets held for sale	—	4,231

Total current assets	31,246	37,081

Property, plant and equipment, net	19,499	19,882

Other assets	2,816	2,796

Total assets	$53,561	$59,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$4,569
Accounts payable	9,332	9,354
Accrued liabilities	7,051	7,129

Total current liabilities	16,385	21,052

Long-term debt, net of current maturities	13	5,797

Other long-term liabilities	8,317	8,108

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,249 and 5,257 at December 31, 2004 and September 30, 2004, respectively; outstanding 5,214 shares	5,249	5,257
Additional paid-in capital	6,458	6,497
Retained earnings	24,694	22,336
Accumulated other comprehensive loss	(7,202)	(8,867)
Unearned compensation – restricted common shares	(145)	(166)
Common shares held in treasury at cost, 35 and 43 shares at December 31, 2004 and September 30, 2004, respectively	(208)	(255)

Total shareholders’ equity	28,846	24,802

Total liabilities and shareholders’ equity	$53,561	$59,759

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows
(Unaudited) (Amounts in thousands)

	Three Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,358	$(510)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	828	863
Loss (gain) on disposal of property, plant and equipment	(6,328)	8
Deferred income taxes	575	—
Asset impairment charges	21	—

Changes in operating assets and liabilities:
Receivables	2,892	86
Inventories	(901)	(160)
Prepaid expenses and other current assets	(384)	(743)
Other assets	(20)	(229)
Accounts payable	(22)	(661)
Accrued liabilities	(78)	(138)
Other long-term liabilities	334	194

Net cash used for operating activities	(725)	(1,290)

Cash flows from investing activities:
Capital expenditures	(470)	(430)
Proceeds from disposal of property, plant and equipment	10,581	41
Other	167	113

Net cash provided by (used for) investing activities	10,278	(276)

Cash flows from financing activities:
Proceeds from revolving credit agreement	9,033	14,354
Repayments of revolving credit agreement	(12,140)	(13,447)
Repayments of long-term debt	(7,245)	(300)
Share transactions under employee stock plan	21	26

Net cash provided by (used for) financing activities	(10,331)	633

Decrease in cash and cash equivalents	(778)	(933)
Cash and cash equivalents at the beginning of the period	5,578	4,524

Cash and cash equivalents at the end of the period	$4,800	$3,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$(271)	$(178)
Cash paid for income taxes, net	(405)	(3)

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands)

1. Summary of Significant Accounting Policies

A. Principles of Consolidation

The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2004 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.

B. Stock-Based Compensation

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting periods. The pro forma information is as follows:

	Three Months Ended
	December 31,
	2004	2003
Net income (loss) as reported	$2,358	$(510)

Less: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	15	27

Pro forma net income (loss) as if the fair value based method had been applied to all awards	$2,343	$(537)

Net income (loss) per share:
Basic – as reported	$0.45	$(0.10)
Basic – pro forma	$0.45	$(0.10)
Diluted – as reported	$0.45	$(0.10)
Diluted – pro forma	$0.45	$(0.10)

C. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS No. 123 (revised 2004) is generally effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is generally effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is generally effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

2. Inventories

     Inventories consist of:

	December 31,	September 30,
	2004	2004
Raw materials and supplies	$2,907	$2,566
Work-in-process	2,864	2,821
Finished goods	2,975	2,458

Total inventories	$8,746	$7,845

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 39% and 31% of the Company’s inventories at December 31, 2004 and September 30, 2004, respectively. Cost is determined using the specific identification method for approximately 37% and 40% of the Company’s inventories at December 31, 2004 and September 30, 2004, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,727 and $3,518 higher than reported at December 31, 2004 and September 30, 2004, respectively.

3. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Total comprehensive income (loss) is as follows:

	Three Months Ended
	December 31,
	2004	2003
Net income (loss)	$2,358	$(510)
Foreign currency translation adjustment	184	131
Unrealized gain on interest rate swap agreement	125	78
Currency exchange contract adjustment	1,356	52

Total comprehensive income (loss)	$4,023	$(249)

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2004	2004
Foreign currency translation adjustment	$(6,568)	$(6,752)
Interest rate swap agreement adjustment	—	(125)
Currency exchange contract adjustment	1,977	621
Minimum pension liability adjustment	(2,611)	(2,611)

Total accumulated other comprehensive loss	$(7,202)	$(8,867)

4. Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services provided. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining for aerospace applications. The Aerospace Component Manufacturing Group consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Applied Surface Concepts (formerly named Metal Finishing) Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.

Segment information is as follows:

	Three Months Ended
	December 31,
	2004	2003
Net sales:
Turbine Component Services and Repair Group	$8,812	$11,724
Aerospace Component Manufacturing Group	7,413	6,456
Applied Surface Concepts Group	2,856	2,659

Consolidated net sales	$19,081	$20,839

Operating income (loss):
Turbine Component Services and Repair Group	$(1,846)	$(454)
Aerospace Component Manufacturing Group	(214)	364
Applied Surface Concepts Group	19	228
Corporate unallocated expenses	(301)	(279)

Consolidated operating loss	(2,342)	(141)

Interest expense, net	194	192
Foreign currency exchange loss, net	301	184
Other income, net	(6,510)	(14)

Consolidated income (loss) before income tax provision	$3,673	$(503)

5. Long-Term Debt

During the first three months of fiscal 2005, the Company paid off the remaining $2.7 million and $4.5 million outstanding balances of its industrial development variable rate demand revenue bond and term note, respectively. Effective December 31, 2004 the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment modifies its fixed charge coverage ratio at December 31, 2004 and for future periods. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at December 31, 2004.

6. Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2004	2003
Service cost	$178	$152
Interest cost	361	346
Expected return on plan assets	(423)	(381)
Amortization of transition asset	(3)	(3)
Amortization of prior service cost	33	33
Amortization of net (gain) loss	26	4

Net periodic benefit cost	$172	$151

Through December 31, 2004, the Company has made $357 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $825 to fund its defined benefit pension plans during the balance of fiscal 2005, resulting in total projected contributions of $1,182 in fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of industrial turbine repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (14) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

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

A. Results of Operations

Three Months Ended December 31, 2004 Compared with Three Months Ended December 31, 2003

Net sales in the first three months of fiscal 2005 decreased 8.4% to $19.1 million, compared with $20.8 million in the comparable period in fiscal 2004. Net income in the first three months of fiscal 2005 was $2.4 million, compared with a net loss of $0.5 million in the comparable period in fiscal 2004.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first three months of fiscal 2005 decreased 24.8% to $8.8 million, compared with $11.7 million in the comparable fiscal 2004 period. Component manufacturing and repair net sales decreased $1.8 million to $7.6 million in the first three months of fiscal 2005, compared with $9.4 million in the comparable fiscal 2004 period. Demand for precision component machining and for component repairs for large aerospace turbine engines decreased, while the demand for component repairs for industrial turbine engines and small aerospace turbine engines increased in the first three months of fiscal 2005, compared with the comparable fiscal 2004 period. The decrease in demand for component repairs for large aerospace turbine engines impacted all models of such engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $1.1 million to $1.2 in the first three months of fiscal 2005, compared with $2.3 million in the comparable fiscal 2004 period.

During the first three months of fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.1 million to $1.2 million, or 13.3% of net sales, from $1.3 million, or 11.2% of net sales, in the comparable fiscal 2004 period. Included in the $1.2 million of selling, general and administrative expenses in the first three months of fiscal 2005 were $0.1 million related to severance charges. The remaining selling, general and administrative expenses in the first three months of fiscal 2005 were $1.1 million, or 11.8% of net sales.

The Repair Group’s operating loss in the first three months of fiscal 2005 increased $1.4 million to $1.8 million from $0.5 million in the comparable fiscal 2004 period. Operating results decreased in the first three months of fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services.

During fiscal 2004, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the first three months of fiscal 2005. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first three months of fiscal 2005, the Repair Group hedged most of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in the first three months of fiscal 2005 would have been higher operating costs of approximately $0.5 million related to its non-U.S. operations, when compared to the comparable fiscal 2004 period.

The Repair Group’s backlog as of December 31, 2004, was $3.6 million, compared with $4.4 million as of September 30, 2004. At December 31, 2004, $2.9 million of the total backlog was scheduled for delivery over the next twelve months and $0.7 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Aerospace Component Manufacturing Group (“ACM Group”)

Net sales in the first three months of fiscal 2005 increased 14.8% to $7.4 million, compared with $6.5 million in the comparable period of fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.1 million to $3.5 million in the first three months of fiscal 2005, compared with $3.4 million in the comparable period in fiscal 2004. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.5 million to $2.8 million in the first three months of fiscal 2005, compared with $2.3 million in the comparable period in fiscal 2004. Net sales of airframe components for large aircraft were $0.5 million in the first three months of both fiscal 2005 and 2004. Net sales of turbine engine components for large aircraft increased $0.1 million to $0.3 million in the first three months of fiscal 2005, compared with $0.2 million in the comparable period in fiscal 2004.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $3.2 million in the first three months of both fiscal 2005 and 2004.

Selling, general and administrative expenses in the first three months of fiscal 2005 were $0.5 million, or 7.2% of net sales, compared with $0.5 million, or 7.6% of net sales, in the first three months of fiscal 2004.

The ACM Group’s operating loss in the first three months of fiscal 2005 was $0.3 million, compared with operating income of $0.4 million in the same period in fiscal 2004. Operating results were negatively impacted in the fist three months of fiscal 2005 compared with the same period in fiscal 2004 by (i) a $0.4 million increase in raw material prices partially offset by $0.2 million of scrap material sales (ii) a $0.2 million increase in energy costs; (iii) a $0.1 million increase in spending on manufacturing supplies; and (iv) a $0.2 million increase in the LIFO provision due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry.

The ACM Group’s backlog as of December 31, 2004 was $26.7 million, compared with $23.6 million as of September 30, 2004. At December 31, 2004, $23.4 million of the total backlog was scheduled for delivery over the next twelve months and $3.3 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Applied Surface Concepts (formerly named Metal Finishing) Group

Net sales of the Applied Surface Concepts Group increased 7.4% to $2.9 million in the first three months of fiscal 2005, compared with net sales of $2.7 million in the first three months of fiscal 2004. In the first three months of fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, decreased 7.9% to $1.4 million, compared with $1.5 million in the same period in fiscal 2004. In the first three months of fiscal 2005, customized selective electrochemical finishing contract service net sales increased 26.1% to $1.5 million, compared with $1.2 million in the same period in fiscal 2004. In the first three months of fiscal 2005 net sales to customers in the oil and gas exploration industry increased $0.3 million and net sales to customers in the power generation industry increased $0.2 million, compared with the same period in fiscal 2004. These net sales gains were partially offset in the first three months of fiscal 2005 by a decrease of $0.1 million in net sales to the automotive industry and a decrease of $0.1 million in net sales to the electronics industry, compared with the same period in fiscal 2004.

Selling, general and administrative expenses in the first three months of fiscal 2005 were $1.0 million, or 35.6% of net sales, compared with $0.8 million, or 31.6% of net sales, in the first three months of fiscal 2004. The increase in selling, general and administrative expenses is principally attributable to a $0.2 million increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel that occurred in the first three months of fiscal 2005.

The Applied Surface Concepts Group’s operating income in the first three months of fiscal 2005 was breakeven, compared with operating income of $0.2 million in the same period in fiscal 2004. Operating income in the first three months of fiscal 2005 was negatively impacted principally by the increases in selling, general and administrative expenses previously discussed.

The Applied Surface Concepts Group essentially had no backlog at December 31, 2004.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.3 million in the first three months of both fiscal 2005 and 2004.

Other/General

Interest expense was $0.2 million in the first three months of both fiscal 2005 and 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first three months of fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	December 31,		December 31,
Credit Agreement	2004	2003	2004	2003
Industrial development variable rate demand revenue bond	1.8%	1.2%	$2.7 million	$3.0 million
Term note	7.7%	9.5%	$4.3 million	$5.5 million
Revolving credit agreement	5.4%	4.5%	$3.0 million	$2.3 million

Currency exchange loss was $0.3 million in the first three months of fiscal 2005, compared with $0.2 million in the comparable period in fiscal 2004. This loss is the result of the impact of currency exchange rate fluctuations, resulting primarily from the impact of continued strength of the euro in relation to the U.S. dollar, on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars.

Other income includes a $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation and a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations. Both properties were included in assets held for sale at September 30, 2004.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased to $4.8 million at December 31, 2004 from $5.6 million at September 30, 2004. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company received a dividend from its non-U.S. subsidiaries during the first three months of fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.

The Company’s operating activities consumed cash of $0.7 million in the first three months of fiscal 2005, compared with $1.3 million consumed in the first three months of fiscal 2004. The $0.7 million of cash used for operating activities in first three months of fiscal 2005 is primarily due to an operating loss of $2.3 million and an increase in inventories of $0.9 million, partially offset by a $2.9 million decrease in accounts receivable. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including sales levels, collections from customers, the relative timing of payments to suppliers, and inventory levels required to support customer demand.

Capital expenditures were $0.5 million in the first three months of fiscal 2005, compared with $0.4 million in the first three months of fiscal 2004. Fiscal 2005 capital expenditures consist of $0.1 million by the ACM Group, $0.2 million by the Applied Surface Concepts Group and $0.2 million by the Repair Group. Capital expenditures in the first three months of fiscal 2005 consisted primarily of equipment to expand and diversify both the ACM Group’s manufacturing and machining capabilities and the Repair Group’s repair capabilities. At December 31, 2004, the Company had outstanding commitments for capital expenditures totaling $0.9 million.

During the first three months of fiscal 2005, the Company paid off the remaining $2.7 million outstanding balance of its 15-year industrial development variable rate demand revenue bond, which was issued to expand the Repair Group’s Tampa, Florida facility that was sold during the first three months of fiscal 2005 and was included in assets held for sale at September 30, 2004. Also, during the first three months of fiscal 2005, the Company paid off the remaining $4.5 million outstanding balance of its term note.

At December 31, 2004, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on April 1, 2006 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 5.5% at December 31, 2004. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2004, no amount was outstanding and the Company had $5.6 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.

Under its credit agreement, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a fixed charge coverage ratio. In February 2005, the Company entered into an agreement with its bank to amend the fixed charge coverage ratio as of December 31, 2004 and for future periods.

During the first three months of fiscal 2005, the Company completed the sale of a building and land that was part of its Repair Group’s Irish operations and was included in assets held for sale at September 30, 2004. The net proceeds from the sale of these assets were $8.0 million and the assets that were sold had a net book value of approximately $1.8 million.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2005. However, no assurances can be given as to the sufficiency of the Company’s working capital to support the Company’s operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS No. 123 (revised 2004) is generally effective for fiscal periods beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is generally effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” - an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is generally effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company’s products and services in transactions denominated in non-U.S. dollar currencies (primarily the euro and British pound); the payment in local currency of wages and other costs related to the Company’s non-U.S. operations (primarily the euro); and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.

The Company believes that inflation has not materially affected its results of operations during the first three months of fiscal 2005, and does not expect inflation to be a significant factor in the balance of fiscal 2005.

A. Foreign Currency Risk

The U.S. dollar is the functional currency for all of the Company’s U.S. operations and its Irish subsidiary. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in earnings.

During the first three months of fiscal 2005, the euro continued to be strong in relation to the U.S. dollar. The Repair Group’s non-U.S. operation has a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first three months of fiscal 2005, the Company did hedge most of its exposure to the euro. At December 31, 2004, the Company had forward exchange contracts outstanding for durations of up to nine months to purchase euros aggregating U.S. $14.4 million at euro to U.S. dollar exchange rates ranging from 1.1985 to 1.2010. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at December 31, 2004 are denominated, would result in approximately a $1.5 million decline or increase, respectively, in the value of the forward exchange contracts. Factors that could impact the effectiveness of the Company’s hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At December 31, 2004, the Company’s assets and liabilities denominated in the British pound and the euro were as follows (amounts in thousands):

	British Pound	Euro
Cash and cash equivalents	250	86
Accounts receivable	433	635
Accounts payable and accrued liabilities	182	1,519

B. Interest Rate Risk

The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. At December 31, 2004 no amount was outstanding under the revolving credit agreement.

Item 4. Controls And Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1
Amended and Restated Reimbursement Agreement dated April 30, 2002 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2
Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.3
Promissory Note (Term Note) dated April 14, 1998 Between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4(c) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.4
Loan Agreement Between Hillsborough County Industrial Development Authority and SIFCO Industries, Inc., dated as of May 1, 1998, filed as Exhibit 4(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit No.	Description
4.5
Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6
Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7
Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8
Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9
Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank

4.10
Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11
Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12
Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13
Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated December 17, 2004 and incorporated herein by reference

*4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.1	1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company’s Form S-8 dated January 9, 1990, and incorporated herein by reference

10.2
Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

Exhibit No.	Description
10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5
Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6
Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, filed as Exhibit 10 (h) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7
Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8
Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9
Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10
Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12
Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

21.1	Subsidiaries of the Company

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)

Date: February 11, 2005	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: February 11, 2005	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)