Form 10-Q
period 2005-03-31
SIFCO INDUSTRIES INC
filed 2005-05-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

The number of the Registrant’s Common Shares outstanding at April 30, 2005 was 5,188,891.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$19,843	$22,794	$38,924	$43,633
Operating expenses:
Cost of goods sold	18,243	20,414	36,644	38,466
Selling, general and administrative expenses	3,154	2,910	6,176	5,838

Total operating expenses	21,397	23,324	42,820	44,304

Operating loss	(1,554)	(530)	(3,896)	(671)
Interest income	(15)	(13)	(51)	(26)
Interest expense	25	198	255	403
Foreign currency exchange loss (gain), net	(230)	(36)	71	148
Other income, net	(1)	(39)	(6,511)	(53)

Income (loss) before income tax provision	(1,333)	(640)	2,340	(1,143)

Income tax provision	23	26	1,338	33

Net income (loss)	$(1,356)	$(666)	$1,002	$(1,176)

Net income (loss) per share (basic)	$(0.26)	$(0.13)	$0.19	$(0.23)
Net income (loss) per share (diluted)	$(0.26)	$(0.13)	$0.19	$(0.23)

Weighted-average number of common shares (basic)	5,225	5,226	5,220	5,226
Weighted-average number of common shares (diluted)	5,233	5,226	5,227	5,226

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,063	$5,578
Receivables, net	15,959	17,720
Inventories	10,635	7,845
Deferred income taxes	—	575
Prepaid expenses and other current assets	1,688	1,132
Assets held for sale	—	4,231

Total current assets	30,345	37,081

Property, plant and equipment, net	19,521	19,882

Other assets	2,820	2,796

Total assets	$52,686	$59,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$4,569
Accounts payable	10,301	9,354
Accrued liabilities	6,875	7,129

Total current liabilities	17,178	21,052

Long-term debt, net of current maturities	1,137	5,797

Other long-term liabilities	8,122	8,108

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,249 and 5,257 shares at March 31, 2005 and September 30, 2004, respectively; outstanding 5,229 and 5,214 shares at March 31, 2005 and September 30, 2004, respectively	5,249	5,257
Additional paid-in capital	6,384	6,497
Retained earnings	23,338	22,336
Accumulated other comprehensive loss	(8,466)	(8,867)
Unearned compensation – restricted common shares	(122)	(166)
Common shares held in treasury at cost, 20 and 43 shares at March 31, 2005 and September 30, 2004, respectively	(134)	(255)

Total shareholders’ equity	26,249	24,802

Total liabilities and shareholders’ equity	$52,686	$59,759

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,002	$(1,176)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,656	1,753
Loss (gain) on disposal of property, plant and equipment	(6,308)	10
Deferred income taxes	575	—
Share transactions under employee stock plan	44	53
Asset impairment charges	21	—

Changes in operating assets and liabilities:
Receivables	1,761	872
Inventories	(2,790)	(169)
Prepaid expenses and other current assets	(391)	(585)
Other assets	(24)	(262)
Accounts payable	947	133
Accrued liabilities	(254)	799
Other long-term liabilities	113	142

Net cash provided by (used for) operating activities	(3,648)	1,570

Cash flows from investing activities:
Capital expenditures	(1,365)	(1,326)
Proceeds from disposal of property, plant and equipment	10,598	50
Reimbursement of equipment expenditures	—	750
Other	128	147

Net cash provided by (used for) investing activities	9,361	(379)

Cash flows from financing activities:
Proceeds from revolving credit agreement	13,202	27,169
Repayments of revolving credit agreement	(15,185)	(26,651)
Repayments of long-term debt	(7,245)	(600)

Net cash used for financing activities	(9,228)	(82)

Increase (decrease) in cash and cash equivalents	(3,515)	1,109
Cash and cash equivalents at the beginning of the period	5,578	4,524

Cash and cash equivalents at the end of the period	$2,063	$5,633

Supplemental disclosure of cash flow information:
Cash paid for interest	$(294)	$(352)
Cash recovered from (paid for) income taxes, net	(615)	34

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss) as reported	$(1,356)	$(666)	$1,002	$(1,176)

Less: Stock-based compensation expense determined under fair value based method for all awards	14	28	28	55

Pro forma net income (loss) as if the fair value based method had been applied to all awards	$(1,370)	$(694)	$974	$(1,231)

Net income (loss) per share:
Basic – as reported	$(0.26)	$(0.13)	$0.19	$(0.23)
Basic – pro forma	$(0.26)	$(0.13)	$0.19	$(0.24)
Diluted – as reported	$(0.26)	$(0.13)	$0.19	$(0.23)
Diluted – pro forma	$(0.26)	$(0.13)	$0.19	$(0.24)

C. New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the

Company’s fiscal year 2006. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

2. Inventories

Inventories consist of:

	March 31,	September 30,
	2005	2004
Raw materials and supplies	$4,122	$2,566
Work-in-process	3,567	2,821
Finished goods	2,946	2,458

Total inventories	$10,635	$7,845

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 53% and 31% of the Company’s inventories at March 31, 2005 and September 30, 2004, respectively. Cost is determined using the specific identification method for approximately 20% and 27% of the Company’s inventories at March 31, 2005 and September 30, 2004, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $3,931 and $3,518 higher than reported at March 31, 2005 and September 30, 2004, respectively.

3. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net income (loss)	$(1,356)	$(666)	$1,002	$(1,176)
Foreign currency translation adjustment	(47)	32	137	163
Unrealized gain on interest rate swap agreement	—	46	125	124
Currency exchange contract adjustment	(1,190)	(176)	166	(124)
Minimum pension liability adjustment	(27)	—	(27)	—

Total comprehensive income (loss)	$(2,620)	$(764)	$1,403	$(1,013)

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2005	2004
Foreign currency translation adjustment	$(6,615)	$(6,752)
Interest rate swap agreement adjustment	—	(125)
Currency exchange contract adjustment	787	621
Minimum pension liability adjustment	(2,638)	(2,611)

Total accumulated other comprehensive loss	$(8,466)	$(8,867)

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

Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales:
Turbine Component Services and Repair Group	$9,863	$12,278	$18,675	$24,002
Aerospace Component Manufacturing Group	6,743	7,862	14,156	14,318
Applied Surface Concepts Group	3,237	2,654	6,093	5,313

Consolidated net sales	$19,843	$22,794	$38,924	$43,633

Operating income (loss):
Turbine Component Services and Repair Group	$(722)	$(683)	$(2,568)	$(1,137)
Aerospace Component Manufacturing Group	(625)	603	(839)	967
Applied Surface Concepts Group	425	189	444	417
Corporate unallocated expenses	(632)	(639)	(933)	(918)

Consolidated operating loss	(1,554)	(530)	(3,896)	(671)

Interest expense, net	10	185	204	377
Foreign currency exchange loss (gain), net	(230)	(36)	71	148
Other income, net	(1)	(39)	(6,511)	(53)

Consolidated income (loss) before income tax provision	$(1,333)	$(640)	$2,340	$(1,143)

5. Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$180	$154	$358	$306
Interest cost	363	348	724	694
Expected return on plan assets	(425)	(384)	(848)	(766)
Amortization of transition asset	(2)	(3)	(5)	(5)
Amortization of prior service cost	33	33	66	66
Amortization of net (gain) loss	26	5	52	9

Net periodic benefit cost	$175	$153	$347	$304

Through March 31, 2005, the Company has made $611 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $587 to fund its defined benefit pension plans during the balance of fiscal 2005, resulting in total projected contributions of $1,198 in fiscal 2005.

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

A. Results of Operations

Six Months Ended March 31, 2005 Compared with Six Months Ended March 31, 2004

Net sales in the first six months of fiscal 2005 decreased 10.8% to $38.9 million, compared with $43.6 million in the comparable period in fiscal 2004. Net income in the first six months of fiscal 2005 was $1.0 million, compared with a net loss of $1.2 million in the comparable period in fiscal 2004.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first six months of fiscal 2005 decreased 22.2% to $18.7 million, compared with $24.0 million in the comparable fiscal 2004 period. Component manufacturing and repair net sales decreased $3.3 million to $15.6 million in the first six months of fiscal 2005, compared with $19.0 million in the comparable fiscal 2004 period. Demand for precision component machining and for component repairs for large aerospace turbine engines decreased, while the demand for component repairs for industrial turbine engines and small aerospace turbine engines increased in the first six months of fiscal 2005, compared with the comparable fiscal 2004 period. The decrease in demand for component repairs for large aerospace turbine engines impacted virtually all models of such engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $2.0 million to $3.1 in the first six months of fiscal 2005, compared with $5.1 million in the comparable fiscal 2004 period.

During the first six months of fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.3 million to $2.2 million, or 11.6% of net sales, from $2.5 million, or 10.3% of net sales, in the comparable fiscal 2004 period. Included in the $2.2 million of selling, general and administrative expenses in the first six months of fiscal 2005 were $0.2 million related to severance charges. The remaining selling, general and administrative expenses in the first six months of fiscal 2005 were $2.0 million, or 10.6% of net sales.

The Repair Group’s operating loss in the first six months of fiscal 2005 increased $1.4 million to $2.6 million from $1.1 million in the comparable fiscal 2004 period. Operating results decreased in the first six months of fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services, which was partially offset by stronger margins on sales of replacement parts. The stronger margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.

During fiscal 2004, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the first six months of fiscal 2005. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first six months of fiscal 2005, the Repair Group hedged most of its exposure to the euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in the first six months of fiscal 2005 would have been higher operating costs of approximately $0.9 million related to its non-U.S. operations, when compared to the comparable fiscal 2004 period.

The Repair Group’s backlog as of March 31, 2005, was $4.6 million, compared with $4.4 million as of September 30, 2004. At March 31, 2005, $3.9 million of the total backlog is scheduled for delivery over the next twelve months and $0.7 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Aerospace Component Manufacturing Group (“ACM Group”)

Net sales in the first six months of fiscal 2005 decreased 1.1% to $14.2 million, compared with $14.3 million in the comparable period of fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft were $6.7 million in the first six months of both fiscal 2005 and 2004. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.1 million to $5.4 million in the first six months of fiscal 2005 compared with $5.3 million in the comparable period in fiscal 2004. Net sales of airframe components for large aircraft were $1.0 million in the first six months of both fiscal 2005 and 2004. Net sales of turbine engine components for large aircraft were $0.5 million in the first six months of both fiscal 2005 and 2004. A decrease in the ACM Group’s net sales volumes during the first six months of fiscal 2005 was offset by an increase in the ACM Group’s selling prices due to increases in raw material prices in the market place, the majority of which was passed through to the ACM Group’s customers.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $6.0 million in the first six months of fiscal 2005, compared with $6.7 million in the comparable period in fiscal 2004.

Selling, general and administrative expenses in the first six months of fiscal 2005 were $1.1 million, or 8.0% of net sales, compared with $0.8 million, or 5.9% of net sales, in the first six months of fiscal 2004. The $0.3 million increase in first six months of fiscal 2005 was principally due to an increase in administrative and sales salaries resulting from the full year impact of certain positions that were vacant in the first six months of fiscal 2004 as well as the absence in fiscal 2005 of a bad debt recovery that occurred in the first six months of fiscal 2004.

The ACM Group’s operating loss in the first six months of fiscal 2005 was $0.8 million, compared with operating income of $1.0 million in the same period in fiscal 2004. Operating results were negatively impacted in the first six months of fiscal 2005, compared with the same period in fiscal 2004, due to the negative impact on margins resulting from lower sales volumes as well as by (i) an increase in raw material prices partially offset by scrap material sales; (ii) an increase in energy costs; (iii) an increase in spending on manufacturing supplies and other related expenses; and (iv) an increase in the LIFO provision due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry.

The ACM Group’s backlog as of March 31, 2005 was $32.1 million, compared with $23.6 million as of September 30, 2004. At March 31, 2005, $26.0 million of the total backlog was scheduled for delivery over the next twelve months and $6.1 million was scheduled for delivery beyond the next twelve months. It is important to note a fundamental shift that has occurred in fiscal 2005 with respect to the ordering pattern of the ACM group’s customers. With raw material lead times now being extended, customers are placing orders further in advance, which is one reason for the increase in the ACM Group’s backlog as of March 31, 2005. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Applied Surface Concepts (formerly named Metal Finishing) Group

Net sales of the Applied Surface Concepts Group increased 14.7% to $6.1 million in the first six months of fiscal 2005, compared with net sales of $5.3 million in the first six months of fiscal 2004. In the first six months of fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 0.7% to $3.0 million, compared with $2.9 million in the same period in fiscal 2004. In the first six months of fiscal 2005, customized selective electrochemical finishing contract service net sales increased 35.1% to $3.0 million, compared with $2.2 million in the same period in fiscal 2004. In the first six months of fiscal 2005, net sales increased to customers in the oil and gas exploration industry, the power generation industry and the aerospace industry compared with the same period in fiscal 2004. These net sales gains were partially offset in the first six months of fiscal 2005 by net sales decreases to the military, the electronics industry and the pulp and paper industry compared with the same period in fiscal 2004.

Selling, general and administrative expenses in the first six months of fiscal 2005 were $1.9 million, or 31.9% of net sales, compared with $1.6 million, or 30.4% of net sales, in the first six months of fiscal 2004. The increase in selling, general and administrative expenses is principally attributable to a $0.2 million increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel that occurred in the first six months of fiscal 2005.

The Applied Surface Concepts Group’s operating income was $0.4 million in the first six months of both fiscal 2005 and 2004.

The Applied Surface Concepts Group essentially had no backlog at March 31, 2005.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.9 million in the first six months of both fiscal 2005 and 2004. A $0.3 million decrease in legal and professional expenses was offset by a $0.3 million increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel.

Other/General

Interest expense was $0.3 million in the first six months of fiscal 2005 compared with $0.4 million in the first six months of fiscal 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first six months of fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Six Months Ended		Six Months Ended
	March 31,		March 31,
Credit Agreement	2005	2004	2005	2004
Industrial development variable rate demand revenue bond	1.8%	1.2%	$1.2 million	$3.0 million
Term note	7.7%	9.5%	$1.5 million	$5.4 million
Revolving credit agreement	5.4%	4.5%	$1.3 million	$2.5 million

Currency exchange loss was $0.1 million in the first six months of both fiscal 2005 and 2004. This loss is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first six months of fiscal 2005, the euro strengthened in relation to the U.S. dollar.

Other income includes a $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation and a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations. Both properties were included in assets held for sale at September 30, 2004.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net sales in the second quarter of fiscal 2005 decreased 12.9% to $19.8 million, compared with $22.8 million in the comparable period in fiscal 2004. Net loss in the second quarter of fiscal 2005 was $1.4 million, compared with a net loss of $0.7 million in the comparable period in fiscal 2004.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the second quarter of fiscal 2005 decreased 19.7% to $9.9 million, compared with $12.3 million in the comparable fiscal 2004 period. Component manufacturing and repair net sales decreased $1.5 million to $8.0 million in the second quarter of fiscal 2005, compared with $9.5 million in the comparable fiscal 2004 period. Demand for precision component machining and for component repairs for large aerospace turbine engines decreased, while the demand for component repairs for industrial turbine engines and small aerospace turbine engines increased in the second quarter of fiscal 2005, compared with the comparable fiscal 2004 period. The decrease in demand for component repairs for large aerospace turbine engines impacted virtually all models of such engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $1.0 million to $1.9 in the second quarter of fiscal 2005, compared with $2.8 million in the comparable fiscal 2004 period.

During the second quarter of fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.1 million to $1.0 million, or 10.1% of net sales, from $1.1 million, or 9.3% of net sales, in the comparable fiscal 2004 period. Included in the $1.0 million of selling, general and administrative expenses in the second quarter of fiscal 2005 were $0.1 million related to severance charges. The remaining selling, general and administrative expenses in the second quarter of fiscal 2004 were $0.9 million, or 9.6% of net sales.

The Repair Group’s operating loss was $0.7 million in the second quarters of both fiscal 2005 and 2004. Operating results in the second quarter fiscal 2005 were negatively impacted by lower margins, resulting from decreased sales volumes, for component manufacturing and repair services, which was offset by stronger margins on sales of replacement parts. The stronger margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.

During fiscal 2004, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the second quarter of fiscal 2005. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the second quarter of fiscal 2005, the Repair Group hedged most of its exposure to the euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in the second quarter of fiscal 2005 would have been higher operating costs of approximately $0.4 million related to its non-U.S. operations, when compared to the comparable fiscal 2004 period.

Aerospace Component Manufacturing Group (“ACM Group”)

Net sales in the second quarter of fiscal 2005 decreased 14.2% to $6.7 million, compared with $7.9 million in the comparable period of fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $0.1 million to $3.2 million in the second quarter of fiscal 2005, compared with $3.3 million in the comparable period in fiscal 2004. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, decreased $0.8 million to $2.6 million in the second quarter of fiscal 2005, compared with $3.4 million in the comparable period in fiscal 2004. Net sales of airframe components for large aircraft were $0.5 million in the second quarter of both fiscal 2005 and 2004. Net sales of turbine engine components for large aircraft decreased $0.1 million to $0.2 million in the second quarter of fiscal 2005, compared with $0.3 million in the comparable period in fiscal 2004.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $2.9 million in the second quarter of fiscal 2005, compared with $3.5 million in the comparable period in fiscal 2004.

Selling, general and administrative expenses in the second quarter of fiscal 2005 were $0.6 million, or 8.9% of net sales, compared with $0.4 million, or 4.5% of net sales, in the second quarter of fiscal 2004. The $0.2 million increase in second quarter of fiscal 2005 was principally due to an increase in administrative and sales salaries resulting from the full quarter impact of certain positions that were vacant in the second quarter of fiscal 2004 as well as the absence in fiscal 2005 of a bad debt recovery that occurred in the second quarter of fiscal 2004.

The ACM Group’s operating loss in the second quarter of fiscal 2005 was $0.6 million, compared with operating income of $0.6 million in the same period in fiscal 2004. Operating results were negatively impacted in the second quarter of fiscal 2005 compared with the same period in fiscal 2004 due to the negative impact on margins resulting from lower sales volumes as well as by (i) an increase in energy costs; (ii) an increase in spending on manufacturing supplies; and (iii) an increase in the LIFO provision due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry.

Applied Surface Concepts (formerly named Metal Finishing) Group

Net sales of the Applied Surface Concepts Group increased 22.0% to $3.2 million in the second quarter of fiscal 2005, compared with net sales of $2.7 million in the second quarter of fiscal 2004. In the second quarter of fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 9.0% to $1.7 million, compared with $1.5 million in the same period in fiscal 2004. In the second quarter of fiscal 2005, customized selective electrochemical finishing contract service net sales increased 45.4% to $1.5 million, compared with $1.0 million in the same period in fiscal 2004. In the second quarter of fiscal 2005, net sales increased to customers in the oil and gas exploration industry, the automotive industry and the aerospace industry compared with the same period in fiscal 2004. These net sales gains were partially offset in the second quarter of fiscal 2005 by net sales decreases to the military and the electronics industry, compared with the same period in fiscal 2004.

Selling, general and administrative expenses in the second quarter of fiscal 2005 were $0.9 million, or 28.5% of net sales, compared with $0.8 million, or 29.1% of net sales, in the second quarter of fiscal 2004. The increase in selling, general and administrative expenses is principally attributable to a $0.1 million increase in temporary and professional service expenses.

The Applied Surface Concepts Group’s operating income in the second quarter of fiscal 2005 was $0.4 million, compared with $0.2 million in the same period in fiscal 2004.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the second quarter of both fiscal 2005 and 2004. A $0.3 million decrease in legal and professional expenses was offset by a $0.3 million increase in compensation and employee benefit expenses consisting primarily of severance and benefits incurred as a result of a reorganization of personnel.

Other/General

Interest expense was nominal in the second quarter of fiscal 2005, compared with $0.2 million in the second quarter of fiscal 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the second quarter of fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Credit Agreement	2005	2004	2005		2004
Industrial development variable rate demand revenue bond	N/A	1.2%	$0		$3.0 million
Term note	N/A	9.5%	$0		$5.2 million
Revolving credit agreement	5.9%	4.5%	$0.5	million	$2.6 million

Currency exchange gain was $0.2 million in the second quarter of fiscal 2005, compared with a nominal amount in the comparable period in fiscal 2004. This gain is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the second quarter of fiscal 2005, the euro weakened in relation to the U.S. dollar.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased to $2.1 million at March 31, 2005 from $5.6 million at September 30, 2004. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company received a dividend from its non-U.S. subsidiaries during the first six months of fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.

The Company’s operating activities consumed cash of $3.7 million in the first six months of fiscal 2005, compared with $1.5 million generated in the first six months of fiscal 2004. The $3.7 million of cash used for operating activities in first six months of fiscal 2005 is primarily due to an operating loss of $3.9 million and an increase in inventories of $2.8 million, partially offset by a $1.8 million decrease in accounts receivable and a $0.9 million increase in accounts payable. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.

Capital expenditures were $1.4 million in the first six months of fiscal 2005, compared with $1.3 million in the first six months of fiscal 2004. Fiscal 2005 capital expenditures consist of $0.5 million by the ACM Group, $0.3 million by the Applied Surface Concepts Group and $0.6 million by the Repair Group. Capital expenditures in the first six months of fiscal 2005 consisted primarily of equipment to expand and diversify both the ACM Group’s manufacturing and machining capabilities and the Repair Group’s repair capabilities. The Company anticipates that total fiscal 2005 capital expenditures will approximate $3.0 million.

During the first quarter of fiscal 2005, the Company paid off the remaining $2.7 million outstanding balance of its 15-year industrial development variable rate demand revenue bond, which was issued to expand the Repair Group’s Tampa, Florida facility that was sold during the first quarter of fiscal 2005 and was included in assets held for sale at September 30, 2004.

During the first quarter of fiscal 2005, the Company paid off the remaining $4.5 million outstanding balance of its term note.

At March 31, 2005, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on April 1, 2006 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 6.25% at March 31, 2005. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2005, $1.1 million was outstanding under the revolving credit agreement and the Company had $4.7 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the

Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.

Under its credit agreement, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a fixed charge coverage ratio. In February 2005, the Company entered into an agreement with its bank to amend the fixed charge coverage ratio as of December 31, 2004 and for future periods. The Company was in compliance with all applicable covenants at March 31, 2005.

During the first quarter of fiscal 2005, the Company completed the sale of a building and land that was part of its Repair Group’s Irish operations and was included in assets held for sale at September 30, 2004. The net proceeds from the sale of these assets were $8.0 million and the assets that were sold had a net book value of approximately $1.8 million.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2005. However, no assurances can be given as to the sufficiency of the Company’s working capital to support the Company’s operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreement, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.

C. Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans". According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” - an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing". SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

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

The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2005, and does not expect inflation to be a significant factor in the balance of fiscal 2005.

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

During the first six months of fiscal 2005, the euro continued to be strong in relation to the U.S. dollar. The Repair Group’s non-U.S. operation has a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first six months of fiscal 2005, the Company hedged most of its exposure to the euro. At March 31, 2005, the Company had forward exchange contracts outstanding for durations of up to six months to purchase euros aggregating U.S. $9.6 million at euro to U.S. dollar exchange rates ranging from 1.1989 to 1.2010. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at March 31, 2005 are denominated, would result in approximately a $1.0 million decline or increase, respectively, in the value of the forward exchange contracts. Factors that could impact the effectiveness of the Company’s hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At March 31, 2005, the Company’s assets and liabilities denominated in the British pound and the euro were as follows (amounts in thousands):

	British Pound	Euro
Cash and cash equivalents	225	260
Accounts receivable	420	814
Accounts payable and accrued liabilities	162	1,442

B. Interest Rate Risk

The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from March 31, 2005, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on January 25, 2005, there were a total of 4,771,828 shareholders voting either in person or by proxy. The shareholders:

A.	Elected six directors to the Company’s Board of Directors, Jeffrey P. Gotschall, Michael S. Lipscomb, P. Charles Miller, Jr., Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, to serve on the Board of Directors until the Company’s Annual Meeting in 2006.

The results of the voting for directors were as follows:

Name	Votes For	Votes Withheld
Jeffrey P. Gotschall	4,745,077	26,750
Michael S. Lipscomb	4,739,977	31,850
P. Charles Miller, Jr.	4,747,352	24,475
Alayne L. Reitman	4,744,182	27,645
Hudson D. Smith	4,745,113	26,714
J. Douglas Whelan	4,741,098	30,729

B.	Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2005. There were 4,731,729 votes cast for the appointment, 3,691 votes cast against the appointment and 36,408 abstentions.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed with this report or are incorporated herby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated December 17, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.1	1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company’s Form S-8 dated January 9, 1990, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, filed as Exhibit 10 (h) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 11, 2005	/s/	Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: May 11, 2005	/s/	Frank A. Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)