Form 10-Q/A
period 2005-03-31
SIFCO INDUSTRIES INC
filed 2005-05-23
CIK 90168

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

Explanatory Note:

This Amendment No. 1 includes revised Liquidity and Capital Resources reflecting new Exhibit 4.15, Amendment No 11. to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries Inc. and National City Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 6. Exhibits
SIGNATURES
EX-4.15 Amendment No. 11
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification

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

Under its credit agreement, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a fixed charge coverage ratio. In February 2005, the Company entered into an agreement with its bank to amend the fixed charge coverage ratio as of December 31, 2004 and for future periods. In May 2005, the Company entered into an agreement with its bank to (i) waive the minimum tangible net worth level as of March 31, 2005 and (ii) amend the minimum tangible net worth level for future periods. The Company was in compliance with all applicable covenants at March 31, 2005.

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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

Exhibit
No.	Description
4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated December 17, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004 and incorporated herein by reference

*4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.1	1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company’s Form S-8 dated January 9, 1990, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Hudson Smith, dated September 28, 2000, filed as Exhibit 10 (h) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description
10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 23, 2005	/s/ Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: May 23, 2005	/s/ Frank A. Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)