Form 10-Q
period 2005-06-30
SIFCO INDUSTRIES INC
filed 2005-08-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☐  No ☑
The number of the Registrant’s Common Shares outstanding at July 31, 2005 was 5,188,891.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$20,822	$23,015	$59,746	$66,648
Operating expenses:
Cost of goods sold	18,877	20,421	55,521	58,888
Selling, general and administrative expenses	2,888	2,849	9,064	8,686

Total operating expenses	21,765	23,270	64,585	67,574

Operating loss	(943)	(255)	(4,839)	(926)

Interest income	(11)	(14)	(62)	(40)
Interest expense	49	189	304	592
Foreign currency exchange loss (gain), net	(127)	(55)	(56)	93
Other income, net	(263)	(132)	(6,774)	(185)

Income (loss) before income tax provision	(591)	(243)	1,749	(1,386)

Income tax provision	104	10	1,442	43

Net income(loss)	$(695)	$(253)	$307	$(1,429)

Net income (loss) per share(basic)	$(0.13)	$(0.05)	$0.06	$(0.27)
Net income (loss) per share(diluted)	$(0.13)	$(0.05)	$0.06	$(0.27)

Weighted-average number of common shares (basic)	5,230	5,220	5,223	5,223
Weighted-average number of common shares (diluted)	5,231	5,220	5,228	5,223
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,719	$5,578
Receivables, net	16,503	17,720
Inventories	8,708	7,845
Deferred income taxes	—	575
Prepaid expenses and other current assets	736	1,132
Assets held for sale	—	4,231

Total current assets	27,666	37,081

Property, plant and equipment, net	19,173	19,882

Other assets	2,815	2,796

Total assets	$49,654	$59,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$4,569
Accounts payable	7,480	9,354
Accrued liabilities	6,641	7,129

Total current liabilities	14,123	21,052

Long-term debt, net of current maturities	3,068	5,797

Other long-term liabilities	7,936	8,108

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,249 and 5,257 shares at June 30, 2005 and September 30, 2004, respectively; outstanding 5,230 and 5,214 shares at June 30, 2005 and September 30, 2004, respectively	5,249	5,257
Additional paid-in capital	6,384	6,497
Retained earnings	22,643	22,336
Accumulated other comprehensive loss	(9,519)	(8,867)
Unearned compensation — restricted common shares	(101)	(166)
Common shares held in treasury at cost, 19 and 43 shares at June 30, 2005 and September 30, 2004, respectively	(129)	(255)

Total shareholders’ equity	24,527	24,802

Total liabilities and shareholders’ equity	$49,654	$59,759

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$307	$(1,429)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,450	2,670
Gain on disposal of property, plant and equipment	(6,313)	(13)
Deferred income taxes	575	—
Share transactions under employee stock plan	66	65
Asset impairment charges	21	—

Changes in operating assets and liabilities:
Receivables	1,217	(882)
Inventories	(863)	1,197
Prepaid expenses and other current assets	(225)	(409)
Other assets	(19)	(251)
Accounts payable	(1,874)	543
Accrued liabilities	(610)	736
Other long-term liabilities	(122)	161

Net cash provided by (used for) operating activities	(5,390)	2,388

Cash flows from investing activities:
Capital expenditures	(1,822)	(1,909)
Proceeds from disposal of property, plant and equipment	10,598	77
Reimbursement of equipment expenditures	—	750
Other	51	135

Net cash provided by (used for) investing activities	8,827	(947)

Cash flows from financing activities:
Proceeds from revolving credit agreement	19,864	40,809
Repayments of revolving credit agreement	(19,913)	(39,685)
Repayments of long-term debt	(7,247)	(1,151)

Net cash used for financing activities	(7,296)	(27)

Increase (decrease) in cash and cash equivalents	(3,859)	1,414
Cash and cash equivalents at the beginning of the period	5,578	4,524

Cash and cash equivalents at the end of the period	$1,719	$5,938

Supplemental disclosure of cash flow information:
Cash paid for interest	$(315)	$(434)
Cash recovered from (paid for) income taxes, net	(797)	36
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(695)	$(253)	$307	$(1,429)

Less: Stock-based compensation expense determined under fair value based method for all awards	13	27	39	82

Pro forma net income (loss) as if the fair value based method had been applied to all awards	$(708)	$(280)	$268	$(1,511)

Net income (loss) per share:
Basic — as reported	$(0.13)	$(0.05)	$(0.06)	$(0.27)
Basic — pro forma	$(0.14)	$(0.05)	$(0.05)	$(0.29)
Diluted — as reported	$(0.13)	$(0.05)	$(0.06)	$(0.27)
Diluted — pro forma	$(0.14)	$(0.05)	$(0.05)	$(0.29)
C. New Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, Accounting Changes and Error Corrections — a replacement of Accounting Principals Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” — an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.
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
2.	Inventories
Inventories consist of:

	June 30,	September 30,
	2005	2004
Raw materials and supplies	$2,960	$2,566
Work-in-process	3,103	2,821
Finished goods	2,645	2,458

Total inventories	$8,708	$7,845

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 52% and 31% of the Company’s inventories at June 30, 2005 and September 30, 2004, respectively. Cost is determined using the specific identification method for approximately 21% and 27% of the Company’s inventories at June 30, 2005 and September 30, 2004, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $4,216 and $3,518 higher than reported at June 30, 2005 and September 30, 2004, respectively.

3.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(695)	$(253)	$307	$(1,429)
Foreign currency translation adjustment	(97)	(14)	40	149
Unrealized gain on interest rate swap agreement	—	88	125	212
Currency exchange contract adjustment	(956)	61	(790)	(63)
Minimum pension liability adjustment	—	(31)	(27)	(31)

Total comprehensive loss	$(1,748)	$(149)	$(345)	$(1,162)

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2005	2004
Foreign currency translation adjustment	$(6,712)	$(6,752)
Interest rate swap agreement adjustment	—	(125)
Currency exchange contract adjustment	(169)	621
Minimum pension liability adjustment	(2,638)	(2,611)

Total accumulated other comprehensive loss	$(9,519)	$(8,867)

4.	Long-Term Debt
In August 2005, the Company entered into an agreement with its lending bank to amend certain provisions of its credit agreements. The amendment (i) waives the minimum tangible net worth level and the fixed charge coverage ratio as of June 30, 2005, (ii) amends the minimum tangible net worth level for future periods, (iii) establishes a minimum EBITDA level for future periods, and (iv) extends the maturity date of the credit agreement to October 1, 2006. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants as of June 30, 2005.

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
Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Turbine Component Services and Repair Group	$9,293	$11,474	$27,968	$35,476
Aerospace Component Manufacturing Group	8,520	8,687	22,676	23,005
Applied Surface Concepts Group	3,009	2,854	9,102	8,167

Consolidated net sales	$20,822	$23,015	$59,746	$66,648

Operating income (loss):
Turbine Component Services and Repair Group	$(1,201)	$(874)	$(3,769)	$(2,011)
Aerospace Component Manufacturing Group	255	733	(584)	1,700
Applied Surface Concepts Group	323	158	767	575
Corporate unallocated expenses	(320)	(272)	(1,253)	(1,190)

Consolidated operating loss	(943)	(255)	(4,839)	(926)

Interest expense, net	38	175	242	552
Foreign currency exchange loss (gain),net	(127)	(55)	(56)	93
Other income, net	(263)	(132)	(6,774)	(185)

Consolidated income (loss) before income tax provision	$(591)	$(243)	$1,749	$(1,386)

6.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$167	$163	$525	$469
Interest cost	350	350	1,074	1,044
Expected return on plan assets	(392)	(373)	(1,240)	(1,139)
Amortization of transition asset	(3)	(3)	(8)	(8)
Amortization of prior service cost	33	33	99	99
Amortization of net loss	19	10	70	19

Net periodic benefit cost	$174	$180	$520	$484

Through June 30, 2005, the Company has made $895 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $329 to fund its defined benefit pension plans during the balance of fiscal 2005, resulting in total projected contributions of $1,224 in fiscal 2005.

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
A. Results of Operations
Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004
Net sales in the first nine months of fiscal 2005 decreased 10.4% to $59.7 million, compared with $66.6 million in the comparable period in fiscal 2004. Net income in the first nine months of fiscal 2005 was $0.3 million, compared with a net loss of $1.4 million in the comparable period in fiscal 2004.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first nine months of fiscal 2005 decreased 21.2% to $28.0 million, compared with $35.5 million in the comparable fiscal 2004 period. Component manufacturing and repair net sales decreased $4.4 million to $23.8 million in the first nine months of fiscal 2005, compared with $28.2 million in the comparable fiscal 2004 period. Demand for precision component machining and for component repairs for large aerospace turbine engines decreased, while the demand for component repairs for small aerospace turbine engines increased and demand for component repairs for industrial turbine engines remained substantially the same in the first nine months of fiscal 2005 compared with the comparable fiscal 2004 period. The decrease in demand for component repairs for large aerospace turbine engines impacted virtually all models of such engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $3.1 million to $4.2 in the first nine months of fiscal 2005, compared with $7.3 million in the comparable fiscal 2004 period.
During the first nine months of fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.5 million to $3.1 million, or 11.1% of net sales from $3.6 million, or 10.1% of net sales in the comparable fiscal 2004 period. Included in the $3.1 million of selling, general and administrative expenses in the first nine months of fiscal 2005 were $0.2 million related to severance charges. The remaining selling, general and administrative expenses in the first nine months of fiscal 2005 were $2.9 million, or 10.3% of net sales. Selling, general and administrative expenses in the first nine months of fiscal 2005 benefited from a $0.2 million reduction in expenses related to the closure of the Repair Group’s Tampa, Florida facility.
The Repair Group’s operating loss in the first nine months of fiscal 2005 increased $1.8 million to a $3.8 million loss from a $2.0 million loss in the comparable fiscal 2004 period. Operating results decreased in the first nine months of fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services, which was partially offset by stronger margins on sales of replacement parts. The stronger margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.
During fiscal 2004, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during the first nine months of fiscal 2005. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the first nine months of fiscal 2005, the Repair Group hedged most of its exposure to the euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in the first nine months of fiscal 2005 would have been higher operating costs of approximately $1.1 million related to its non-U.S. operations.
The Repair Group’s backlog as of June 30, 2005, was $5.0 million, compared with $4.4 million as of September 30, 2004. At June 30, 2005, $4.1 million of the total backlog is scheduled for delivery over the next twelve months and $0.9 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2005 decreased 1.4% to $22.7 million, compared with $23.0 million in the comparable period of fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.6 million to $10.9 million in the first nine months of fiscal 2005 compared with $10.3 million in the comparable period in fiscal 2004. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, decreased $1.1 million to $7.8 million in the first nine months of fiscal 2005 compared with $8.9 million in the comparable period in fiscal 2004. Net sales of airframe components for large aircraft increased $0.3 million to $1.8 million in the first nine months of fiscal 2005 compared with $1.5 million in the comparable period in fiscal 2004. Net sales of turbine engine components for large aircraft decreased $0.1 million to $0.7 million in the first nine months of fiscal 2005 compared with $0.8 million in the comparable period in fiscal 2004. The decrease in the ACM Group’s net sales volumes during the first nine months of fiscal 2005 was partially offset by an increase in the ACM Group’s selling prices due to increases in raw material prices in the market place, some of which was passed through to the ACM Group’s customers. Other product and non-product sales were $1.5 million in the first nine months of both fiscal 2005 and 2004.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $9.7 million in the first nine months of fiscal 2005, compared with $10.2 million in the comparable period in fiscal 2004.
Selling, general and administrative expenses in the first nine months of fiscal 2005 were $1.8 million, or 7.8% of net sales, compared with $1.4 million, or 6.2% of net sales, in the first nine months of fiscal 2004. This $0.4 million increase in the first nine months of fiscal 2005 was principally due to an increase in administrative and sales salaries resulting from the full year impact of certain positions that were vacant in the first nine months of fiscal 2004, as well as the absence in fiscal 2005 of a bad debt recovery that occurred in the first nine months of fiscal 2004.
The ACM Group’s operating loss in the first nine months of fiscal 2005 was $0.6 million, compared with operating income of $1.7 million in the same period in fiscal 2004. Operating results were negatively impacted in the first nine months of fiscal 2005, compared with the same period in fiscal 2004, due to the negative impact on margins resulting from lower sales volumes, as well as by (i) an increase in raw material prices partially offset by sales of scrap material; (ii) an increase in energy costs; (iii) reduced labor efficiency; (iv) an increase in spending on manufacturing supplies and other related expenses; and (v) an increase in the LIFO provision due principally to the increased cost of high quality metal alloys.
The ACM Group’s backlog as of June 30, 2005 was $37.2 million, compared with $23.6 million as of September 30, 2004. At June 30, 2005, $28.8 million of the total backlog was scheduled for delivery over the next twelve months, $8.3 million was scheduled for delivery beyond the next twelve months and $0.1 million was on hold. It is important to note a fundamental shift that has occurred in fiscal 2005 with respect to the ordering pattern of the ACM Group’s customers. With raw material lead times now being extended, customers are placing orders further in advance, which is one reason for the increase in the ACM Group’s backlog as of June 30, 2005. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts (formerly named Metal Finishing) Group
Net sales of the Applied Surface Concepts Group increased 11.5% to $9.1 million in the first nine months of fiscal 2005, compared with net sales of $8.1 million in the first nine months of fiscal 2004. In the first nine months of fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 3.1% to $4.5 million, compared with $4.4 million in the same period in fiscal 2004. In the first nine months of fiscal 2005, customized selective electrochemical finishing contract service net sales increased 23.8% to $4.4 million, compared with $3.6 million in the same period in fiscal 2004. In the first nine months of fiscal 2005, net sales increased to customers in the oil and gas exploration industry and the aerospace industry compared with the same period in fiscal 2004. These net sales gains were partially offset in the first nine months of fiscal 2005 by net sales decreases to the military, the automotive industry, the railroad industry and the pulp and paper industry compared with the same period in fiscal 2004.
Selling, general and administrative expenses in the first nine months of fiscal 2005 were $2.9 million, or 32.3% of net sales, compared with $2.5 million, or 30.3% of net sales, in the first nine months of fiscal 2004. The increase in selling, general and administrative expenses is principally attributable to (i) an increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel that occurred in early fiscal 2005 and (ii) an increase in other employee related expenses required to complete staffing needs as a result of the reorganization of personnel.
The Applied Surface Concepts Group’s operating income was $0.8 million in the first nine months of fiscal 2005 compared with $0.6 million in the first nine months of fiscal 2004.
The Applied Surface Concepts Group essentially had no backlog at June 30, 2005.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.3 million in the first nine months of fiscal 2005 compared with $1.2 million in the first nine months of fiscal 2004. A $0.3 million decrease in legal and professional expenses was offset by a $0.3 million increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel.
Other/General
Interest expense was $0.3 million in the first nine months of fiscal 2005 compared with $0.6 million in the first nine months of fiscal 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first nine months of fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
Credit Agreement	2005	2004	2005	2004
Industrial development variable rate demand revenue bond	1.8%	1.2%	$0.8 million	$2.9 million
Term note	7.2%	9.5%	$1.0 million	$5.2 million
Revolving credit agreement	5.9%	4.5%	$1.4 million	$2.5 million
Currency exchange gain was $0.1 million in the first nine months of fiscal 2005 compared with an exchange loss of $0.1 million in the first nine months of fiscal 2004. These gains and losses are the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first nine months of fiscal 2005, the euro weakened in relation to the U.S. dollar.

Other income includes a (i) $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation, (ii) a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations, and (iii) a $0.4 million gain on the sales of certain excess raw material inventory that was property of the ACM Group. Both properties that were sold were included in assets held for sale at September 30, 2004.
Income Tax Provision
In the first nine months of fiscal 2005 the Company recognized a $1.4 million income tax provision that includes (i) a $0.7 million provision related to a tax obligation resulting from the gain on sale of certain non-U.S. assets, which sale occurred in the first quarter of fiscal 2005 and (ii) a $0.7 million provision related to a tax obligation resulting from the Company’s repatriation of $13.4 million of dividends from its foreign subsidiaries, which dividends occurred in the first quarter of fiscal 2005 pursuant to the American Jobs Creation Act (“Act”) that was signed into law in October 2004 and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act.
In the first nine months of fiscal 2005 and 2004, the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Net sales in the third quarter of fiscal 2005 decreased 9.5% to $20.8 million, compared with $23.0 million in the comparable period in fiscal 2004. Net loss in the third quarter of fiscal 2005 was $0.7 million, compared with a net loss of $0.3 million in the comparable period in fiscal 2004.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the third quarter of fiscal 2005 decreased 19.0% to $9.3 million, compared with $11.5 million in the comparable fiscal 2004 period. Component manufacturing and repair net sales decreased $1.1 million to $8.2 million in the third quarter of fiscal 2005, compared with $9.3 million in the comparable fiscal 2004 period. Demand for precision component machining and for component repairs for large aerospace and industrial turbine engines decreased, while the demand for component repairs for small aerospace turbine engines increased in the third quarter of fiscal 2005, compared with the comparable fiscal 2004 period. The decrease in demand for component repairs for large aerospace turbine engines impacted virtually all models of such engines. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $1.1 million to $1.1 million in the third quarter of fiscal 2005, compared with $2.2 million in the comparable fiscal 2004 period.
During the third quarter of fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.2 million to $0.9 million, or 10.1% of net sales, from $1.1 million, or 9.9% of net sales in the comparable fiscal 2004 period.
The Repair Group’s operating loss was $1.2 million in the third quarter of fiscal 2005 compared with a $0.9 million loss in the comparable fiscal 2004 period. Operating results decreased in the third quarter of fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services, which was partially offset by stronger margins on sales of replacement parts. The stronger margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.
During fiscal 2004, the euro strengthened against the U.S. dollar. While the euro continued to be strong in relation to the U.S. dollar during the third quarter of fiscal 2005, the U.S. dollar experienced recovery in its value relative to the euro during the quarter. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During the third quarter of fiscal 2005, the Repair Group hedged most of its exposure to the euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in the third quarter of fiscal 2005 would have been higher operating costs of approximately $0.2 million related to its non-U.S. operations.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the third quarter of fiscal 2005 decreased 1.9% to $8.5 million, compared with $8.7 million in the comparable period of fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.6 million to $4.2 million in the third quarter of fiscal 2005, compared with $3.6 million in the comparable period in fiscal 2004. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, decreased $1.1 million to $2.4 million in the third quarter of fiscal 2005, compared with $3.5 million in the comparable period in fiscal 2004. Net sales of airframe components for large aircraft increased $0.3 million to $0.8 million in the third quarter of fiscal 2005, compared with $0.5 million in the comparable period in fiscal 2004. Net sales of turbine engine components for large aircraft decreased $0.1 million to $0.2 million in the third quarter of fiscal 2005, compared with $0.3 million in the comparable period in fiscal 2004. Other product and non-product sales were $0.9 million and $0.8 million in the third quarters of fiscal 2005 and 2004, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $3.6 million in the third quarter of fiscal 2005, compared with $3.4 million in the comparable period in fiscal 2004.
Selling, general and administrative expenses in the third quarter of fiscal 2005 were $0.6 million, or 7.5% of net sales, compared with $0.6 million, or 6.6% of net sales, in the third quarter of fiscal 2004.
The ACM Group’s operating income in the third quarter of fiscal 2005 was $0.3 million, compared with $0.7 million in the same period in fiscal 2004. Operating results were negatively impacted in the third quarter of fiscal 2005 compared with the same period in fiscal 2004 due to the negative impact on margins resulting from lower sales volumes as well as by (i) an increase in raw material prices partially offset by sales of scrap material; (ii) reduced labor efficiency; (iii) an increase in energy costs; and (iv) an increase in the LIFO provision due principally to the increased cost of high quality metal alloys.
Applied Surface Concepts (formerly named Metal Finishing) Group
Net sales of the Applied Surface Concepts Group increased 5.5% to $3.0 million in the third quarter of fiscal 2005, compared with net sales of $2.8 million in the third quarter of fiscal 2004. In the third quarter of fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 8.2% to $1.5 million, compared with $1.4 million in the same period in fiscal 2004. In the third quarter of fiscal 2005, customized selective electrochemical finishing contract service net sales increased 5.1% to $1.4 million, compared with $1.3 million in the same period in fiscal 2004. In the third quarter of fiscal 2005, net sales increased to customers in the oil and gas exploration industry, the electronics industry and the aerospace industry compared with the same period in fiscal 2004. These net sales gains were partially offset in the third quarter of fiscal 2005 by net sales decreases to the automotive industry and the power generation industry compared with the same period in fiscal 2004.
Selling, general and administrative expenses in the third quarter of fiscal 2005 were $1.0 million, or 33.2% of net sales, compared with $0.9 million, or 30.3% of net sales, in the third quarter of fiscal 2004. The $0.1 million increase in selling, general and administrative expenses is principally attributable to an increase in employee compensation and related expenses.
The Applied Surface Concepts Group’s operating income in the third quarter of fiscal 2005 was $0.3 million, compared with $0.2 million in the same period in fiscal 2004.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.3 million in the third quarters of both fiscal 2005 and 2004.

Other/General
Interest expense was nominal in the third quarter of fiscal 2005, compared with $0.2 million in the third quarter of fiscal 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the third quarter of fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Credit Agreement	2005	2004	2005	2004
Industrial development variable rate demand revenue bond	N/A	1.2%	$0	$2.8 million
Term note	N/A	9.5%	$0	$4.9 million
Revolving credit agreement	6.4%	4.5%	$1.6 million	$2.7 million
Currency exchange gain was $0.1 million in the third quarters of both fiscal 2005 and 2004. This gain is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the third quarter of fiscal 2005, the euro weakened in relation to the U.S. dollar.
Income Tax Provision
In the third quarters of fiscal 2005 and 2004 the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $1.7 million at June 30, 2005 from $5.6 million at September 30, 2004. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company received a dividend from its non-U.S. subsidiaries during the first six months of fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.
The Company’s operating activities consumed cash of $5.4 million in the first nine months of fiscal 2005, compared with $2.4 million generated in the first nine months of fiscal 2004. The $5.4 million of cash used for operating activities in first nine months of fiscal 2005 is primarily due to an operating loss of $4.8 million, an increase in inventories of $0.9 million and a reduction in accounts payable of $1.9 million, partially offset by a $1.2 million decrease in accounts receivable. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the increase in prices and significant extension of high quality metal alloy lead times currently experienced by the ACM Group.
Capital expenditures were $1.8 million in the first nine months of fiscal 2005, compared with $1.9 million in the first nine months of fiscal 2004. Fiscal 2005 capital expenditures consist of $0.6 million by the ACM Group, $0.4 million by the Applied Surface Concepts Group and $0.8 million by the Repair Group. Capital expenditures in the first nine months of fiscal 2005 consisted primarily of equipment to expand and diversify both the ACM Group’s manufacturing and machining capabilities and the Repair Group’s repair capabilities. The Company anticipates that total fiscal 2005 capital expenditures will approximate $2.7 million.
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
At June 30, 2005, the Company has a $6.0 million revolving credit agreement, subject to sufficiency of collateral, that expires on October 1, 2006 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 6.75% at June 30, 2005. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2005, $3.1 million was outstanding and the Company had $2.9 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its credit agreement, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a fixed charge coverage ratio. In February 2005, the Company entered into an agreement with its bank to amend the fixed charge coverage ratio as of December 31, 2004 and for future periods. In May 2005, the Company entered into an agreement with its bank to (i) waive the minimum tangible net worth level as of March 31, 2005 and (ii) amend the minimum tangible net worth level for future periods. In August 2005, the Company entered into an agreement with its bank to (i) waive the minimum tangible net worth level and the fixed charge coverage ratio as of June 30, 2005, (ii) amend the minimum tangible net worth level for future periods, (iii) establish a minimum EBITDA level for future periods and (iv) extend the maturity date of the credit agreement to October 1, 2006. The Company was in compliance with all applicable covenants at June 30, 2005.
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
C. Recently Issued Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, Accounting Changes and Error Corrections — a replacement of Accounting Principals Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.
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
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” — an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions". The guidance in APB Opinion No. 29, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153, amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2005 to have a material impact on the Company’s financial position or results of operations.
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
The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2005, and does not expect inflation to be a significant factor in the balance of fiscal 2005.
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
During the first nine months of fiscal 2005, the euro continued to be strong in relation to the U.S. dollar. The Repair Group’s non-U.S. operation has a significant portion of its operating costs denominated in euros, and therefore, as the euro strengthens, such costs are negatively impacted. Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. During the first nine months of fiscal 2005, the Company hedged most of its exposure to the euro. At June 30, 2005, the Company had forward exchange contracts outstanding for durations of up to

15 months to purchase euros aggregating U.S. $14.4 million at euro to U.S. dollar exchange rates ranging from 1.1997 to 1.2555. A ten percent appreciation or depreciation of the value of the U.S. dollar relative to the currencies, in which the forward exchange contracts outstanding at June 30, 2005 are denominated, would result in approximately a $1.4 million decline or increase, respectively, in the value of the forward exchange contracts. Factors that could impact the effectiveness of the Company’s hedging efforts include accuracy of expenditure estimates, volatility of currency markets and the cost and availability of hedging instruments. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2005, the Company’s assets and liabilities denominated in the British pound and the euro were as follows (amounts in thousands):

	British Pound	Euro
Cash and cash equivalents	228	506
Accounts receivable	503	753
Accounts payable and accrued liabilities	144	1,590
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2005, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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
Part II. Other Information
Item 1. Legal Proceedings
No change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No change.
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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

Exhibit No.	Description

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated December 17, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed on Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

* 4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.1	1989 Key Employee Stock Option Plan, filed as Exhibit B of the Company’s Form S-8 dated January 9, 1990, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

Exhibit No.	Description

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 12, 2005	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: August 12, 2005	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)