Form 10-K
period 2005-09-30
SIFCO INDUSTRIES INC
filed 2005-12-16
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $13,717,775.
The number of the Registrant’s Common Shares outstanding at October 31, 2005 was 5,201,391.
Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Shareholders on January 31, 2006 (Part III).

PART I
Item 1. Business
A. The Company
SIFCO Industries, Inc. (“Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forged parts, machined forgings and other machined metal parts, remanufactured component parts for aerospace and industrial turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group and (3) Applied Surface Concepts (formerly named Metal Finishing) Group.
B. Principal Products and Services
1. Turbine Component Services and Repair Group
The Company’s Turbine Component Services and Repair Group (“Repair Group”) is headquartered in Cork, Ireland. This segment of the Company’s business consists principally of the repair and remanufacture of aerospace and industrial turbine engine components. The business also performs machining and applies high temperature-resistant coatings to new turbine engine components.
Operations
The aerospace portion of the Repair Group requires the procurement of licenses/authority, which certify that the Company has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a process and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers (“OEM”) of aerospace turbine engines or the Federal Aviation Administration (“FAA”). Historically, the aerospace portion of the Repair Group has elected to procure approvals primarily from the OEM and currently maintains a variety of OEM proprietary repair process approvals issued by each of the primary OEMs (i.e. General Electric, SNECMA, Pratt & Whitney, and Rolls-Royce). In exchange for being granted an OEM approval, the Repair Group is obligated to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM approved proprietary repair process. The aerospace portion of Repair Group continues to be successful in procuring FAA repair process approvals. There is no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.
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
The Company has recognized the evolution of the industrial turbine engine market. The Company’s technologies have had many years of evolution in the aerospace turbine engine sector. The application of similar technologies to the industrial turbine engine sector has resulted in benefits to the industrial turbine engine operator. The Company has invested capital in new equipment that facilitates the repair and remanufacture of these larger (than aerospace) industrial turbine engine components. Entry into this sector increases the potential market for the application of the Company’s technologies.
The Repair Group generally has multiple sources for its raw materials, which consist primarily of investment castings essential to this business, although certain raw materials may be provided by a limited number of suppliers. Certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located throughout North America and Europe. The Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.

The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, such operating costs are negatively impacted. During certain periods, the Repair Group has been able to successfully hedge its exposure to the euro thereby mitigating the negative impact on its operating results during periods in which the euro is strong relative to the U.S. dollar. It is difficult to determine at this time if the Company will be able to successfully hedge its exposure to the euro (during periods of strength against the U.S. dollar) and, therefore, mitigate the negative impact on the Repair Group’s operating results during future periods.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair Group. Historically, the air transport industry’s long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. While the events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally, such demand has rebounded to pre-September 11, 2001 levels. Due to an inherent need to optimize the efficiency and profitability of operations, airlines appear to be supporting such increased demand for passenger travel with smaller fleets consisting of new and more efficient aircraft. In addition, the financial condition of many airlines in the U.S. and throughout the world continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives. It is difficult to determine what the long-term impact of these factors may be on air travel and the demand for services and products provided by the Repair Group.
The world’s fleet of aircraft has been in transition. Several older models of certain aircraft (727, 737-100/200, 747-100/200 and DC-9) and the engines (JT8D and JT9D) that power such aircraft have been retired from use. As a result, the overall demand for repairs to such older model engines has significantly decreased. At the same time, newer generation aircraft (newer generation 737 and 747; 767, 777, A320, A330, A340, etc.) and engines (CFM-56, PW4000, Trent, GE-90, etc.) are in use with newer technology required to both operate and maintain such engines. The introduction of such newer generation aerospace turbine engines has in general reduced the frequency with which such engines and related components need to be repaired. The longer times between repairs have been attributed to improved technology, including the improved ability to monitor an engine’s condition while still in operation. Although the newer generation aerospace turbine engines may require less frequent overhaul, such aerospace turbine engines generally have a greater number of components that require repair. This could result in a larger aerospace turbine engine component repair market in the future. However, recent experience is indicating that the extended time that an engine remains on wing may cause significant component replacement costs due to the non-repairability of the longer run components. Further, many airlines are reducing the time interval between overhauls. This may cause a higher level of component repair activity in the near term.
Recent years have seen the installation of numerous industrial turbine engines as means of generating electric power for residential, commercial and industrial consumers. The high cost of installation and maintenance of such units has provided the Repair Group with the opportunity to bring value to this significant market. Industrial turbine engine units are in use throughout the world. Industrial turbine engine units operate in different modes. Some units operate on a continuous base loading at a percentage of their maximum output, while other units may operate at maximum output during specific periods of electric power shortages (e.g. power blackouts, peak demand periods, etc.). The latter units are called peak power systems. In general, industrial turbine engine units are managed either by a government entity, an electric power utility, or an independent power producer (“IPP”). IPPs originated principally in response to deregulation of the organizations that operate electric power utilities. Electric power deregulation has created greater competition and therefore, more economical electric power for the end user. Repair and remanufacture of industrial turbine engine components is a growing element of cost management in the industrial turbine engine industry. The Repair Group’s experience, knowledge and technology in the more demanding aerospace market augurs well for continued participation in the industrial turbine engine market.
Competition
In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increasing direct involvement of the aerospace turbine engine manufacturer into the turbine engine overhaul and component repair businesses. With the entry of the OEM into the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. However, if an OEM repair process approval is not available, the Repair Group has, in many cases, been successful in procuring, and subsequently marketing to its customers, FAA approvals and related repair processes. It appears that the Repair Group will, more likely than not, become more dependent on its ability to successfully procure and market FAA approved licenses and related repair processes in the future and/or on close collaboration with engine manufacturers. However, the Repair Group believes it has partially compensated for these factors by its success in broadening its product lines and developing new geographic markets and customers, more recently by its continued expansion into the repair of industrial turbine engine components.
Repair and remanufacture of industrial turbine engine components has evolved through the need for the operator of electric power utilities to improve the economics of its industrial turbine engine operations. To participate in the industrial turbine engine sector, it is necessary to have a proven record of application of the appropriate technologies. Most competitors involved in the industrial turbine engine component repair sector are either the OEM or entities that have a history of application of component repairs in the aerospace sector. Metallurgical analysis of component material removed from an industrial turbine engine determines the precise nature of the necessary technologies to be used to return the component to service. The determination of qualification to repair such components is the responsibility of the industrial turbine engine owner/operator. Several OEM such as ABB, General Electric, Siemens, Alstom, etc. participate to varying degrees in the repair and remanufacture of industrial turbine engine components. The Repair Group’s broad product capability (multiple OEM types) and technology base augurs well for growth in the industrial sector.
Customers
The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2005, the Repair Group had one customer, United Technologies Corporation, which accounted for 11% of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.
Backlog of Orders
The Repair Group’s backlog as of September 30, 2005 increased to $4.8 million, of which $3.9 million is scheduled for delivery during fiscal 2006 and $0.9 million is on hold, compared with $4.4 million as of September 30, 2004, of which $3.6 million was scheduled for delivery during fiscal 2005 and $0.8 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.
2. Aerospace Component Manufacturing Group
Operations
The Company’s Aerospace Component Manufacturing Group (“ACM Group”) is a manufacturer of forged parts ranging in size from 2 to 1,000 pounds (depending on configuration and alloy) in various steel alloys utilizing a variety of processes for application in the aerospace and other industrial markets. The ACM Group’s forged products include: OEM and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components, wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment and some machining of forged parts.
The ACM Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business, although certain raw materials may be provided by a limited number of suppliers. Suppliers of such materials are located throughout North America and Europe. The ACM Group does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business. The business is ISO 9001:2000 registered and AS 9100:2001 certified. In addition, the ACM Group’s heat-treating and non-destructive testing facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the ACM Group. Historically, the air transport industry’s long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. While the events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally, such demand has rebounded to pre-September 11, 2001 levels. Rising fuel costs and fleet commonality are drivers of new aircraft purchases. The Company is poised to take advantage of resulting improvement in order demand from the airframe and engine manufacturers. The ACM business also supplies new and spare components for military aircraft. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group.
Competition
While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices, other than for the pass-through of rising raw material steel alloy prices, due to the overcapacity that remains. The ACM Group believes, however, that its focus on quality, customer service, new technology and offering a broad range of capabilities help to give it an advantage in the primary markets it serves. The ACM Group believes it can broaden its product lines by investing in equipment that expands capabilities and by developing new customers in markets which require similar technical competence, quality and service as the aerospace industry.
Customers
During fiscal 2005, the ACM Group had two customers, various business units of United Technologies Corporation and Rolls-Royce Corporation, which accounted for 28% and 27%, respectively, of the ACM Group’s net sales. The ACM Group believes that the total loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the segment. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company’s ACM Group’s business is seasonal.
Backlog of Orders
The ACM Group’s backlog as of September 30, 2005 increased to $46.5 million, of which $30.0 million is scheduled for delivery during fiscal 2006, compared with $23.6 million as of September 30, 2004, of which $21.3 million was scheduled for delivery during fiscal 2005 and $2.3 million was on hold. It is important to note a fundamental shift that has occurred in fiscal 2005 with respect to the ordering pattern of the ACM Group’s customers. With raw material steel alloy lead times continuing to be extended, customers are placing orders further in advance, which is one reason for the increase in the ACM Group’s backlog as of September 30, 2005. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.
3. Applied Surface Concepts (formerly named Metal Finishing) Group
The Company’s Applied Surface Concepts Group (“ASC Group”) is a provider of specialized electrochemical technologies, including the electroplating process called “brush plating”, as well as anodizing and electropolishing systems, which are used to apply metal coatings and finishes to a selective area of a component. The ASC Group’s business provides (i) metal solutions and equipment to customers to do their own in-house selective electrochemical finishing and (ii) customized selective electrochemical finishing on a contract service basis.
Operations
A variety of metals, determined by the customer’s design requirements, can be brush plated onto metal surfaces. Metals available using SIFCO Process® solutions include: cadmium, cobalt, copper, nickel, tin and zinc. Precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also available. The ASC Group has also developed a number of alloy-plating solutions including: nickel-cobalt, nickel-tungsten, cobalt-tungsten, and tin-zinc. It also offers a complete line of functional chromic, sulfuric, hard coat, phosphoric and boric-sulfuric anodizing finishes and electropolishing. The ASC Group’s process has a wide range of both manufacturing and repair applications to functionally enhance, protect or restore the underlying component. The process is environmentally friendlier than traditional plating methods because it does not require the use of tanks and, therefore, it generates minimal waste.
While the ASC Group offers the metal solutions and equipment to customers so that they can conduct their own selective electrochemical finishing operations, it also offers to provide services to customers that either do not want to invest in the equipment, do not want to have responsibility for hazardous materials, or who have decided to outsource non-core operations. Selective electrochemical finishing services occur either at one of the Group’s job shop service facilities or at the customer’s site by manual or fully automated processes.

The ASC Group generally has alternate sources for its raw materials, consisting primarily of various industrial chemicals and metal salts, as well as for brush plating equipment and graphite anodes supplied by the ASC Group. There are multiple sources for all these materials and the ASC Group generally does not depend on a single source for the supply of its materials and, therefore, management believes that its sources are adequate for its business.
The ASC Group sells its products and services under the following brand names: SIFCO Process®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2001 and AS 9100A certifications. In addition one of its facilities is NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Three of the service centers are FAA approved repair shops. Other ASC Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), FAA (Federal Aviation Administration), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).
Industry
While the ASC Group fits into the broad metal finishing industry, it fills a very specific niche where either engineering demands for finishing only selective areas of a component or scheduling requirements preclude other metal finishing options. The ASC Group’s process is used to provide functional, engineered finishes, as opposed to decorative finishes, to a variety of industries, including aerospace, heavy machinery, medical, petroleum exploration, electric power generation, pulp and paper, printing and railroad industries. The diversity of industries served helps to mitigate the impact of economic cycles on the ASC Group.
Competition
The industry is fragmented into numerous product and service suppliers, resulting in a competitive environment. The ASC Group attempts to differentiate itself from the competition by creating high value applications for larger, technically demanding customers. The ASC Group believes that it is one of, if not, the largest supplier of selective electrochemical finishing supplies and service in the world and the only supplier with strong technical and product development capabilities.
Customers
The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, all of whom come from a variety of industries, account for approximately 39% of the Group’s annual sales. During fiscal 2005, the ASC Group had one customer, Halliburton Company, which accounted for 13% of the ASC Group’s net sales. No material part of the ASC Group’s business is seasonal.
Backlog of Orders
The ASC Group essentially had no backlog at September 30, 2005 and 2004.
4. General
For financial information concerning the Company’s reportable segments see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 12 of Notes to Consolidated Financial Statements included in Item 8.
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
D. Employees
The number of the Company’s employees decreased from approximately 600 at the beginning of fiscal year 2005 to 582 employees at the end of fiscal 2005. The Company is a party to collective bargaining agreements with certain employees located at its Cleveland, Ohio; Minneapolis, Minnesota; and Cork, Ireland facilities. Management considers its relations with the Company’s employees to be good.

E. Non-U.S. Operations
The Company’s products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. Wholly-owned subsidiaries operate service and distribution facilities in Ireland, United Kingdom and France.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 12 to the Consolidated Financial Statements included in Item 8.
As of September 30, 2005, the majority of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company received a dividend from its non-U.S. subsidiaries during fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.

Item 2. Properties
The Company’s property, plant and equipment include the plants described below and a substantial quantity of machinery and equipment, most of which is industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2005 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•	The Turbine Component Services and Repair Group operates three (3) facilities with a total of 167,000 square feet that are involved in the repair and remanufacture of aerospace and industrial turbine engine components. Two of these plants are located in Cork, Ireland (108,000 square feet) and one is in Minneapolis, Minnesota (59,000 square feet). All of these facilities are owned. The Repair Group ceased operations at a Tampa, Florida facility (68,000 square feet) during fiscal 2003 and at a third Cork, Ireland facility (30,000 square feet) in fiscal 2004 and, at September 30, 2004, both facilities were held for sale. In fiscal 2005, the Company completed the sale of the Cork, Ireland and the Tampa, Florida facilities.

•	The Aerospace Component Manufacturing Group operates in a single owned 262,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•	The Applied Surface Concepts Group is headquartered in an owned 30,000 square foot facility in Independence, Ohio. The Group leases space aggregating 26,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford (East Windsor), Connecticut; Houston, Texas; Paris (Saint Maur Cedex), France; and Redditch, England.
Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in pending legal actions. The Company cannot reasonably estimate future costs related to these matters and other matters that may arise, if any. Although it is possible that the Company’s future operating results could be affected by future cost of litigation, it is management’s belief at this time that such costs will not have a material adverse affect on the Company’s consolidated financial condition or results of operations.
Item 4. Submission Of Matters To A Vote Of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2005 fiscal year.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the American Stock Exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares as reported by the American Stock Exchange.

	Years Ended September 30,
	2005		2004
	High	Low	High	Low
First Quarter	$5.74	$3.15	$4.50	$2.17
Second Quarter	5.43	4.45	4.25	3.70
Third Quarter	4.50	3.31	4.40	3.50
Fourth Quarter	4.17	3.50	3.83	3.00
The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2005, there were approximately 735 shareholders of record of the Company’s Common Shares, as reported by National City Corporation, the Company’s Transfer Agent and Registrar, which maintains its corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.
Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Years Ended September 30,
	2005	2004	2003	2002	2001
	(Amounts in thousands, except per share data)
Statement of Operations Data
Net sales	$80,968	$87,393	$79,939	$80,033	$105,633
Income (loss) before income tax provision (benefit)	856	(5,866)	(5,373)	(13,448)	4,668
Income tax provision (benefit)	1,052	80	(26)	(1,462)	1,694
Net income (loss)	(196)	(5,946)	(5,347)	(11,986)	2,974
Net income (loss) per share (basic)	(0.04)	(1.14)	(1.02)	(2.30)	0.58
Net income (loss) per share (diluted)	(0.04)	(1.14)	(1.02)	(2.30)	0.58
Cash dividends per share	—	—	—	—	—

Shares Outstanding at Year End	5,222	5,214	5,226	5,258	5,237

Balance Sheet Data
Working capital	$9,619	$16,029	$14,669	$17,087	$31,971
Property, plant and equipment, net	18,744	19,882	25,699	29,106	29,383
Total assets	49,523	59,759	61,678	69,642	86,596
Long-term debt, net of current maturities	10	5,797	7,258	8,695	10,135
Total shareholders’ equity	22,398	24,802	30,281	37,735	49,374
Shareholders’ equity per share	4.29	4.76	5.79	7.18	9.43

Financial Ratios
Return on beginning shareholders’ equity	(0.8)%	(19.6)%	(14.2)%	(24.3)%	6.5%
Long-term debt to equity percent	—%	23.4%	24.0%	23.0%	20.5%
Current ratio	1.5	1.8	1.9	1.9	2.5

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group, and (3) Applied Surface Concepts Group.
A. Results of Operations
1. Fiscal Year 2005 Compared With Fiscal Year 2004
Fiscal 2005 net sales decreased 7.4% to $81.0 million, compared with $87.4 million in fiscal 2004. The net loss in fiscal 2005 was $0.2 million, compared with a net loss of $5.9 million in fiscal 2004.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in fiscal 2005 decreased 17.0% to $38.2 million, compared with $46.0 million in fiscal 2004. Component manufacturing and repair net sales decreased $4.0 million to $33.0 million in fiscal 2005, compared with $37.0 million in fiscal 2004. Demand for precision component machining and for component repairs for industrial and large aerospace turbine engines decreased, while the demand for component repairs for small aerospace turbine engines increased in fiscal 2005 compared with fiscal 2004. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $3.8 million to $5.2 in fiscal 2005, compared with $9.0 million in fiscal 2004.
During fiscal 2005, the Repair Group’s selling, general and administrative expenses decreased $0.4 million to $4.3 million, or 11.2% of net sales, from $4.7 million, or 10.2% of net sales, in fiscal 2004. Included in the $4.3 million of selling, general and administrative expenses in fiscal 2005 were $0.2 million related to severance charges. The remaining selling, general and administrative expenses in fiscal 2005 were $4.1 million, or 10.6% of net sales. Selling, general and administrative expenses in fiscal 2005 benefited from a $0.3 million reduction in expenses related to the closure of the Repair Group’s Tampa, Florida facility.
The Repair Group’s operating loss in fiscal 2005 increased $1.3 million to a $4.6 million loss from a $3.3 million loss in fiscal 2004. Operating results decreased in fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services, which was partially offset by higher margins on sales of replacement parts. The higher margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.
During fiscal 2004, the euro strengthened against the U.S. dollar. The euro continued to be strong in relation to the U.S. dollar during fiscal 2005. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During fiscal 2005, the Repair Group hedged most of its exposure to the euro thereby mitigating the negative impact on its operating results in that period. If it had not hedged such exposure, the impact on the Repair Group’s operating results in fiscal 2005 would have been higher operating costs of approximately $1.1 million related to its non-U.S. operations.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2005 increased 1.7% to $31.0 million, compared with $30.5 million in fiscal 2004. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $1.7 million to $14.9 million in fiscal 2005 compared with $13.2 million in fiscal 2004. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, decreased $2.2 million to $10.5 million in fiscal 2005 compared with $12.7 million in fiscal 2004. Net sales of airframe components for large aircraft increased $0.7 million to $2.5 million in fiscal 2005 compared with $1.8 million in fiscal 2004. Net sales of turbine engine components for large aircraft decreased $0.1 million to $0.9 million in fiscal 2005 compared with $1.0 million in fiscal 2004. The decrease in the ACM Group’s net sales volumes during fiscal 2005 was offset by an increase in the ACM Group’s selling prices due to increases in raw material prices in the market place, some of which was passed through to the ACM Group’s customers. Other product and non-product sales were $2.2 million and $1.8 million in fiscal 2005 and 2004, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $13.1 million in both fiscal 2005 and 2004.
Selling, general and administrative expenses in fiscal 2005 were $2.3 million, or 7.5% of net sales, compared with $2.1 million, or 7.0% of net sales, in fiscal 2004. This $0.2 million increase in fiscal 2005 was principally due to an increase in administrative and sales salaries resulting from the full year impact of certain positions that were vacant during a portion of fiscal 2004, as well as the absence in fiscal 2005 of a reduction in the provision for uncollectible accounts receivable that occurred in fiscal 2004.
The ACM Group’s operating loss in fiscal 2005 was $0.3 million, compared with operating income of $1.7 million in fiscal 2004. Operating results were negatively impacted in fiscal 2005, compared with fiscal 2004, due to the negative impact on margins resulting from lower sales volumes, as well as by (i) an increase in raw material prices; (ii) an increase in energy costs; (iii) an increase in spending on manufacturing supplies and other related expenses; and (iv) a $0.6 million increase in the LIFO provision due principally to the increased cost of steel alloys.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 7.9% to $11.8 million in fiscal 2005, compared with net sales of $10.9 million in fiscal 2004. In fiscal 2005, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 7.8% to $6.0 million, compared with $5.6 million in fiscal 2004. In fiscal 2005, customized selective electrochemical finishing contract service net sales increased 10.7% to $5.5 million, compared with $5.0 million in fiscal 2004. In fiscal 2005, net sales increased to customers in the oil and gas exploration industry, the power generation industry, and the aerospace industry compared with fiscal 2004. These net sales gains were partially offset in fiscal 2005 by net sales decreases to the automotive industry, the electronics industry, and the military compared with fiscal 2004.
The ASC Group’s selling, general and administrative expenses in fiscal 2005 were $4.0 million, or 33.5% of net sales, compared with $5.9 million, or 54.1% of net sales, in fiscal 2004. Included in the $5.9 million of selling, general and administrative expenses in fiscal 2004 was a $2.6 million non-cash impairment charge related to a write-off of goodwill. The remaining selling, general and administrative expenses in fiscal 2004 were $3.3 million, or 30.6% of net sales. The increase in selling, general and administrative expenses is principally attributable to (i) an increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel that occurred in early fiscal 2005 and (ii) an increase in employee compensation and other employee related expenses required to complete staffing needs as a result of the reorganization of personnel.
The ASC Group’s operating income was $0.8 million in fiscal 2005 compared with a loss of $1.8 million in fiscal 2004. Included in the $1.8 million operating loss in fiscal 2004 was a $2.6 million non-cash impairment charge related to the previously discussed write-off of goodwill.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.6 million in both fiscal 2005 and 2004. A $0.3 million decrease in legal and professional expenses was offset by a $0.3 million increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel.
Other/General
Interest expense was $0.4 million in fiscal 2005 compared with $0.8 million in fiscal 2004. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in fiscal years 2005 and 2004.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2005	2004	2005	2004
Industrial development variable rate demand revenue bond (1)	1.8%	1.2%	$0.6 million	$2.9 million
Term note (1)	7.7%	9.5%	$0.8 million	$5.1 million
Revolving credit agreement	6.4%	4.7%	$1.7 million	$2.6 million
Debt purchase agreement (2)	3.6%	—	—	—

(1)	The industrial development variable rate demand revenue bond and term note were paid off during the first quarter of 2005.

(2)	The debt purchase agreement was entered into on September 29, 2005.
Currency exchange gain was a nominal amount in fiscal 2005 compared with an exchange loss of $0.3 million in fiscal 2004. This gain/loss is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first quarter of fiscal 2005, the euro strengthened in relation to the U.S. dollar while during the last three quarters of fiscal 2005, the euro weakened in relation to the U.S. dollar.
Other income includes (i) a $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation, (ii) a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations, and (iii) $0.5 million of gain on the sales of certain excess raw material inventory by the ACM Group. Both buildings and land that were sold were included in assets held for sale at September 30, 2004.
In fiscal 2005 and 2004, the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The deferred tax asset of $575 recognized in fiscal 2004 is attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group’s Irish operations, and that was recognized for Irish income tax purposes in fiscal 2004 but was recognized for financial reporting purposes in fiscal 2005 in conformity with accounting principles generally accepted in the United States of America. The Company also recorded a U.S. income tax provision in fiscal 2005 under the American Jobs Creation Act of 2004 for a dividend it received from its non-U.S. subsidiaries.
2. Fiscal Year 2004 Compared With Fiscal Year 2003
Fiscal 2004 net sales increased 9.3% to $87.4 million, compared with $79.9 million in fiscal 2003. Net loss for fiscal 2004 was $5.9 million, or $1.14 per diluted share, compared with a net loss of $5.3 million, or $1.02 per diluted share, in fiscal 2003.
Turbine Component Services and Repair Group (“Repair Group”)
The Repair Group had net sales of $46.0 million, up 12.9% from the $40.7 million in fiscal 2003. Turbine engine component manufacturing and repair net sales increased $4.5 million to $37.0 million in fiscal 2004, compared with $32.5 million in fiscal 2003. Demand for precision component machining and for component repairs for industrial turbine engines and large aerospace turbine engines increased, while the demand for component repairs for small aerospace turbine engines decreased in fiscal 2004, compared with fiscal 2003. This reflects an increase in demand for component repairs for newer model large aerospace turbine engines offset by reduced demand for component repairs for older model large aerospace turbine engines. In addition, net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, increased $0.8 million in fiscal 2004 to $9.0 million, compared with $8.2 million in fiscal 2003.
During fiscal 2004, the Repair Group’s selling, general and administrative expenses decreased $1.3 million to $4.7 million, or 10.2% of net sales, from $6.0 million, or 14.7% of net sales, in fiscal 2003. Included in the $6.0 million of selling, general and administrative expenses in fiscal 2003 were charges aggregating $1.3 million related to the impairment of equipment and $0.4 million of severance charges related to the further consolidation of the Repair Group’s operations during fiscal 2003. The remaining selling, general and administrative expenses in fiscal 2003 were $4.3 million, or 10.5% of net sales.
The Repair Group’s operating loss in fiscal 2004 decreased $2.0 million to $3.3 million from a $5.3 million loss in fiscal 2003. Included in the $5.3 million operating loss in fiscal 2003 were charges aggregating $1.3 million related to the impairment of equipment and $0.4 million of severance charges. Operating results improved in fiscal 2004 principally due to the non-recurrence of the aforementioned impairment and severance charges. The increased sales volumes for component manufacturing and repair service would have had a more positive impact on margins if not for the negative impact of the continued strength of the euro against the U.S. dollar as described below.
During fiscal 2004, the euro continued to strengthen in relation to the U.S. dollar. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the euro strengthens, costs denominated in euros are negatively impacted. During fiscal 2003, the Repair Group hedged much of its exposure to the strengthening euro thereby mitigating the negative impact on its operating results in that period. During fiscal 2004, the Company did not hedge all of its exposure to the strengthening euro, and the exposure that it did hedge was done at exchange rates less favorable than fiscal 2003 and, therefore, the resulting impact on the Repair Group’s operating results in fiscal 2004 was higher operating costs of approximately $3.8 million related to its non-U.S. operations, including selling, general and administrative expenses, when compared to fiscal 2003.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales of the ACM Group in fiscal 2004 increased 2.6% to $30.5 million, compared with $29.7 million in fiscal 2003.
For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $2.1 million to $13.2 million in fiscal 2004, compared with $15.4 million in fiscal 2003. Net sales of turbine engine components for small aircraft, which consist primarily of net sales to Rolls-Royce Corporation of turbine engine components for the AE series turbine engines for business and regional jets, as well as military transport and surveillance aircraft, increased $2.6 million to $12.7 million in fiscal 2004, compared with $10.1 million in fiscal 2003. Net sales of airframe components for large aircraft decreased $0.3 million to $1.8 million in fiscal 2004, compared with $2.1 million in fiscal 2003. Net sales of turbine engine components for large aircraft increased to $1.0 million in fiscal 2004, compared with $0.9 million in fiscal 2003. Other product and non-product sales were $1.7 million and $1.3 million in fiscal 2004 and 2003, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications decreased $1.6 million to $13.1 million in fiscal 2004, compared with $14.7 million in fiscal 2003.
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
The ACM Group’s operating income was $1.7 million and $1.6 million in fiscal 2004 and 2003, respectively. Operating results were favorably impacted in fiscal 2004 compared with fiscal 2003 by (i) a $0.6 million decrease in material cost primarily as a result of product mix consisting of a greater percentage of products sold containing lower cost materials; (ii) a $0.3 million decrease in labor costs due to improved utilization of labor; (iii) a $0.1 million decrease in manufacturing supplies and repair expenses; (iv) a $0.1 million decrease in outside services expense; and (v) a $0.1 million decrease in tooling expense. Operating results in fiscal 2004 were negatively impacted by a $0.3 million increase in the LIFO provision and a $0.3 million increase in outside processing costs. Operating results in fiscal 2003 were favorably impacted by a $0.9 million credit in selling, general and administrative expenses as discussed in the previous paragraph.
Applied Surface Concepts Group (“ASC Group”)
The ASC Group’s net sales increased 15.0% to $10.9 million in fiscal 2004, compared with net sales of $9.5 million in fiscal 2003. In fiscal 2004, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 5.8% to $5.6 million, compared with $5.3 million in fiscal 2003. In fiscal 2004, customized selective electrochemical finishing contract service net sales increased 24.7% to $5.0 million, compared with $4.0 million in fiscal

2003. In fiscal 2004, net sales increased to customers in the oil and gas exploration industry; the aerospace industry; and the electronics industry, compared with fiscal 2003. These net sales gains were partially offset in fiscal 2004 by a decrease of $0.1 million in net sales to the U.S. military, compared with fiscal 2003.
The ASC Group’s selling, general and administrative expenses in fiscal 2004 were $5.9 million, or 54.1% of net sales, compared with $2.9 million, or 31.1% of net sales, in fiscal 2003. Included in the $5.9 million of selling, general and administrative expenses in fiscal 2004 was a $2.6 million impairment charge to write-off goodwill as a result of the Company’s annual goodwill impairment evaluation. The remaining selling, general and administrative expenses in fiscal 2004 were $3.3 million, or 30.6% of net sales. Selling, general and administrative expenses were negatively impacted by a $0.1 million increase in compensation and employee benefit expenses, consisting primarily of one-time severance benefits, and a $0.1 million increase in legal and professional expenses.
The ASC Group’s Operating income in fiscal 2004 was negatively impacted by higher costs, including labor, employee benefits and depreciation associated with the start up of a new customer-dedicated contract service operation at an existing service shop; higher insurance expense; as well as the increases in selling, general and administrative expenses previously discussed.
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
Other/General
Interest expense was $0.8 million in both fiscal 2004 and 2003. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in fiscal years 2004 and 2003.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2004	2003	2004	2003
Industrial development variable rate demand revenue bond	1.2%	1.4%	$2.9 million	$3.1 million
Term note	9.5%	8.8%	$5.1 million	$6.3 million
Revolving credit agreement	4.7%	4.6%	$2.6 million	$2.2 million
Currency exchange loss was $0.3 million in both fiscal 2004 and 2003. This loss is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During fiscal 2004, the euro strengthened in relation to the U.S. dollar.
In fiscal 2004 and 2003, the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The deferred tax asset of $575 recognized in fiscal 2004 is attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group’s Irish operations and that was recognized for Irish income tax purposes in fiscal 2004.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.9 million at September 30, 2005 from $5.6 million at September 30, 2004. At present, a majority of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. Pursuant to the Act, the Company received a dividend from its non-U.S. subsidiaries during fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.
The Company’s operating activities consumed cash of $4.7 million in fiscal 2005, compared with $2.9 million of cash provided in fiscal 2004. The increase in cash consumed by operating activities in fiscal 2005 is primarily due to an operating loss of $5.8 million, a $0.9 million increase in inventories, and a $0.8 million decrease in other long-term liabilities. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including sales levels and increased inventory levels required to support principally the ACM Group’s customer demand, and pension contributions made in fiscal 2005.
Capital expenditures were $2.2 million in fiscal 2005, compared with $2.8 million in fiscal 2004. Fiscal 2005 capital expenditures consist of $0.8 million by the ACM Group, $0.4 million by the ASC Group and $1.0 million by the Repair Group. Capital expenditures in fiscal 2005 consisted primarily of equipment to expand and diversify the ACM Group’s manufacturing capabilities and the Repair Group’s repair and precision component machining capabilities. The Company anticipates that total fiscal 2006 Capital expenditures will approximate $3.0 million. Fiscal 2006 capital expenditures are anticipated to (i) provide increased range of manufacturing capabilities; (ii) automate certain operations; and (iii) enhance the Company’s service and repair capabilities.
During the first quarter of fiscal 2005, the Company paid off the remaining $2.7 million outstanding balance of its 15-year industrial development variable rate demand revenue bond using the proceeds from the sale of the Repair Group’s Tampa, Florida facility that was sold during the first quarter of fiscal 2005 and was included in assets held for sale at September 30, 2004. Also during the first quarter of fiscal 2005, the Company paid off the remaining $4.5 million outstanding balance of its term note payable to bank using primarily the proceeds of a dividend from the Company’s non-U.S. subsidiaries.
At September 30, 2005, the Company has a $6.0 million revolving credit agreement with a U.S. bank, subject to sufficiency of collateral that expires on October 1, 2006 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 7.25% at September 30, 2005. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2005, there was no outstanding balance and the Company had approximately $6.0 million available under its $6.0 million U.S. revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. During fiscal 2005, the Company entered into agreements with its U.S. bank to (i) waive its financial ratio covenants as of December 31, 2004, March 31, 2005, and June 30, 2005, respectively; (ii) amend its financial ratio covenants for future periods; and (iii) extend the maturity date of the revolving credit agreement. In November 2005, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the minimum tangible net worth level and minimum EBITDA level at September 30, 2005; (ii) amends the minimum tangible net worth level and minimum EBITDA level for future periods; (iii) establishes a $3.0 million reserve against the $6.0 million total revolving credit agreement amount, thereby reducing the available revolving credit agreement amount to $3.0 million; and (iv) extends the maturity of the revolving credit agreement to December 31, 2006. Taking into consideration the impact of this agreement, the Company was in compliance with all applicable covenants at September 30, 2005.
Effective September 29, 2005, the Company’s Irish subsidiary, entered into a debt purchase agreement and certain related agreements with an Irish bank. The debt purchase agreement expires on September 26, 2006 and covers eligible accounts receivable of the Company’s Irish subsidiary, as defined. The maximum amount of this facility is approximately $3.6 million and the facility’s discounting rate is (i) the Irish bank’s prime rate plus 2% (4.65% at September 30, 2005) on euro denominated accounts receivable; (ii) the Irish bank’s cost of funds plus 2.5% (3.55% at September 30, 2005) on U.S. dollar denominated accounts receivable; and (iii) the Irish bank’s cost of funds plus 2.5% (7.125% at September 30, 2005) on British sterling denominated accounts receivable. The entire amount outstanding at September 30, 2005 under the debt purchase agreement is payable in U.S. dollars, and the Company had $1.4 million available under such agreement.
The debt purchase agreement provides for certain customary events of default including, without limitation, failure to pay any sum due to the Irish bank, failure to comply with covenants, and the occurrence of a material adverse change in the business condition of the Company. Upon an event of default, the Irish bank may terminate the debt purchase agreement and all outstanding accounts receivable purchased by Irish bank will be repayable by the Company to the Irish bank at the recourse price as defined. This facility is secured by one of the Company’s Irish subsidiary’s buildings.

In October 2004, the Company completed the sale of a building and land that was part of its Repair Group’s Irish operations and was included in assets held for sale at September 30, 2004. The net proceeds from the sale of these assets were $8.0 million and the assets that were sold had a net book value of approximately $1.8 million.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its credit agreements will be sufficient to meet its working capital requirements through the end of fiscal year 2006. However, no assurances can be given as to the sufficiency of the Company’s working capital to support the Company’s operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.
C. Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations. For discussion of (i) an interest rate swap agreement, see Interest Rate Risk, and (ii) foreign currency exchange contracts, see Foreign Currency Risk included in Item 7A.
D. Other Contractual Obligations
The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2005 and the effect such obligations are expected to have on liquidity and cash flow in future periods.
(Amounts in thousands)

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	>1-3 years	>3-5 years	5 years
Debt obligations	$1,925	$1,915	$2	$2	$6
Capital lease obligations	39	16	23	—	—
Operating lease obligations	466	258	178	30	—

Total	$2,430	$2,189	$203	$32	$6

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2005 for raw materials and supplies required in the normal course of business.
E. Outlook
The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.
The events of September 11, 2001 resulted in an immediate reduction in the demand for passenger travel both in the U.S. and internationally. In addition, the financial condition of many airlines in the U.S. and throughout the world continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives. In more recent years, declines in the commercial airline, aircraft and related engine industries have been offset by increases in U.S. military spending for aircraft and related components, and the demand for passenger travel has rebounded to pre-September 11, 2001 levels. The air transport industry’s long-term outlook has been one of continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs.

It is difficult to determine the potential long-term impact that the aforementioned factors may have on air travel and the demand for the products and services provided by the Company. These factors could result in further credit risk associated with doing business with the financially troubled airlines and their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company’s net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that that cash on-hand, funds available under its revolving credit agreement, and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.
F. Critical Accounting Policies and Estimates
Allowances for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. The Company evaluates the adequacy of its allowances for doubtful accounts each quarter based on the customers’ credit-worthiness, current economic trends or market conditions, past collection history, aging of outstanding accounts receivable and specific identified risks.
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
The Company has a significant amount of property, plant and equipment. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves judgment. The Company believes that its estimate of future undiscounted cash flows is a critical accounting estimate because (i) it requires the Company to make assumptions about future results and (ii) the impact of recognizing an impairment charge could have a material impact on the Company’s financial position and results of operations.
In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts; and projected proceeds upon disposal of long-lived assets. The Company’s budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition.
The Company believes that its estimates of future undiscounted cash flows and fair value are reasonable; however, changes in estimates of such undiscounted cash flows and fair value could change the Company’s estimates of fair value. Further, actual results can differ significantly from assumptions used by the Company in making its estimates. Future changes in the Company’s estimates could result in future impairment charges.
Goodwill
The Company complied with the accounting standards that require goodwill to be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of the segment. If the fair value of the segment exceeds its book value, goodwill of the segment is not considered impaired. At September 30, 2004, the Company determined that the fair value of the ASC Group did not exceed its book value, including goodwill. As a consequence, the Company concluded that the ASC Group’s goodwill was fully impaired at September 30, 2004 and, therefore, a full write off as of such date was appropriate.

Valuation of deferred tax allowance
The Company accounts for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2005, the Company’s net deferred tax asset before any valuation allowance was $5.1 million.
At September 30, 2005, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $5.1 million based on an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.
G. Recently Issued Accounting Standards
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” – a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement in the fourth quarter of fiscal year 2005 did not have a material impact on the Company’s financial position or results of operations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “ under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges “ This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.
H. Forward-Looking Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operation, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in the turbine engine component services and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of industrial turbine engine component repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions and on the aerospace industry in particular, of global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contribution obligations; and (14) stable government, business conditions, laws, regulations and taxes in economies where business is conducted.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company’s products in transactions denominated in non-U.S. dollar currencies (primarily the euro); the payment in local currency of wages and other costs related to the Company’s non-U.S. operations; and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.
The Company believes that inflation has not materially affected its results of operations in 2005, and does not expect inflation to be a significant factor in fiscal 2006.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations as well as its Irish subsidiary. The functional currency of the Irish subsidiary is the U.S. dollar because a substantial majority of the subsidiary’s transactions are denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2005, the Company had forward exchange contracts outstanding for durations of up to 12 months to purchase euros aggregating U.S. $12.9 million at a weighted average euro to U.S. dollar exchange rate of approximately 1.23. A ten percent appreciation or depreciation of the value of the U.S. dollar, relative to the currency in which the forward exchange contracts outstanding at September 30, 2005 are denominated, would result in a $1.3 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At September 30, 2005, the Company’s assets and liabilities denominated in British pounds and the euro were as follows (Amounts in thousands):

	British Pounds	Euro
Cash and cash equivalents	388	332
Accounts receivable	404	1,103
Accounts payable	107	1,567
Accrued liabilities	63	64
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a U.S. bank and a debt purchase agreement with an Irish bank. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2005 rate, and assuming no change in the amount outstanding under the revolving credit agreement and the debt purchase agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

Item 8. Financial Statements And Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the audited procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
November 1, 2005 (except for Note 5 as to
     which the date is November 23, 2005)

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2005	2004	2003
Net sales	$80,968	$87,393	$79,939
Operating expenses:
Cost of goods sold	74,515	77,992	72,380
Selling, general and administrative expenses	12,212	14,381	12,172

Total operating expenses	86,727	92,373	84,552

Operating loss	(5,759)	(4,980)	(4,613)

Interest income	(77)	(59)	(106)
Interest expense	387	782	827
Foreign currency exchange loss (gain), net	(48)	343	345
Other expense (income), net	(6,877)	(180)	(306)

Income (loss) before income tax provision (benefit)	856	(5,866)	(5,373)
Income tax provision (benefit)	1,052	80	(26)

Net loss	$(196)	$(5,946)	$(5,347)

Net loss per share (basic)	$(0.04)	$(1.14)	$(1.02)
Net loss per share (diluted)	$(0.04)	$(1.14)	$(1.02)

Weighted-average number of common shares (basic)	5,224	5,221	5,252
Weighted-average number of common shares (diluted)	5,228	5,221	5,252
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$884	$5,578
Receivables, net	17,661	17,720
Inventories	8,746	7,845
Refundable income taxes	171	—
Deferred income taxes	—	575
Prepaid expenses and other current assets	627	1,132
Assets held for sale	—	4,231

Total current assets	28,089	37,081

Property, plant and equipment:
Land	559	559
Buildings	13,482	12,758
Machinery and equipment	60,424	59,327

	74,465	72,644
Accumulated depreciation	55,721	52,762

Property, plant and equipment, net	18,744	19,882

Other assets	2,690	2,796

Total assets	$49,523	$59,759

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,915	$4,569
Accounts payable	9,288	9,354
Accrued liabilities	7,267	7,129

Total current liabilities	18,470	21,052

Long-term debt, net of current maturities	10	5,797

Other long-term liabilities	8,645	8,108

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,228 shares in 2005 and 5,257 shares in 2004; outstanding 5,222 shares in 2005 and 5,214 shares in 2004	5,228	5,257
Additional paid-in capital	6,282	6,497
Retained earnings	22,140	22,336
Accumulated other comprehensive loss	(11,149)	(8,867)
Unearned compensation — restricted common shares	(60)	(166)
Common shares held in treasury at cost, 6 shares in 2005 and 43 shares in 2004	(43)	(255)

Total shareholders’ equity	22,398	24,802

Total liabilities and shareholders’ equity	$49,523	$59,759

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(196)	$(5,946)	$(5,347)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,163	3,498	4,183
Loss (gain) on disposal of property, plant and equipment	(6,216)	(60)	34
Deferred income taxes	575	(575)	—
Share transactions under employee stock plan	69	87	106
Asset impairment charges	21	2,574	1,309

Changes in operating assets and liabilities:
Receivables	59	(1,072)	(2,143)
Inventories	(901)	1,344	1,517
Refundable income taxes	(171)	23	1,400
Prepaid expenses and other current assets	(116)	(37)	(7)
Other assets	46	(308)	(408)
Accounts payable	(66)	2,863	2,361
Accrued liabilities	(149)	658	(4,187)
Other long-term liabilities	(810)	(118)	2,026

Net cash provided by (used for) operating activities	(4,692)	2,931	844

Cash flows from investing activities:
Capital expenditures	(2,212)	(2,754)	(2,149)
Proceeds from disposal of property, plant and equipment	10,613	125	158
Reimbursement of equipment expenditures	—	750	—
Other	33	120	137

Net cash provided by (used for) investing activities	8,434	(1,759)	(1,854)

Cash flows from financing activities:
Proceeds from debt purchase agreement	2,300	—	—
Repayments of debt purchase agreement	(387)	—	—
Proceeds from revolving credit agreement	24,189	54,395	31,770
Repayments of revolving credit agreement	(27,296)	(53,063)	(32,393)
Repayments of long-term debt	(7,247)	(1,450)	(1,440)
Proceeds from other indebtedness	—	—	14
Exercise of stock options	5	—	—

Net cash used for financing activities	(8,436)	(118)	(2,049)

Increase (decrease) in cash and cash equivalents	(4,694)	1,054	(3,059)
Cash and cash equivalents at beginning of year	5,578	4,524	7,583

Cash and cash equivalents at end of year	$884	$5,578	$4,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$(358)	$(677)	$(750)
Cash recovered from (paid for) income taxes, net	$(809)	$(9)	$1,449
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

				Accumulated		Common
		Additional		Other		Shares	Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Held in	Shareholders’
	Shares	Capital	Earnings	Loss	Compensation	Treasury	Equity
Balance — September 30, 2002	$5,358	$6,936	$33,629	$(7,034)	$(562)	$(592)	$37,735

Comprehensive income (loss):
Net loss	—	—	(5,347)	—	—	—	(5,347)
Foreign currency translation adjustment	—	—	—	162	—	—	162
Currency exchange contract adjustment	—	—	—	(1,035)	—	—	(1,035)
Unrealized gain on interest rate swap agreement	—	—	—	169	—	—	169
Minimum pension liability adjustment	—	—	—	(1,509)	—	—	(1,509)

Total comprehensive loss							(7,560)

Share transactions under employee stock plans	(64)	(275)	—	—	253	192	106

Balance — September 30, 2003	$5,294	$6,661	$28,282	$(9,247)	$(309)	$(400)	$30,281

Comprehensive income (loss):
Net loss	—	—	(5,946)	—	—	—	(5,946)
Foreign currency translation adjustment	—	—	—	93	—	—	93
Currency exchange contract adjustment	—	—	—	621	—	—	621
Unrealized gain on interest rate swap agreement	—	—	—	264	—	—	264
Minimum pension liability adjustment	—	—	—	(598)	—	—	(598)

Total comprehensive loss							(5,566)

Share transactions under employee stock plans	(37)	(164)	—	—	143	145	87

Balance — September 30, 2004	$5,257	$6,497	$22,336	$(8,867)	$(166)	$(255)	$24,802

Comprehensive income (loss):
Net loss	—	—	(196)	—	—	—	(196)
Foreign currency translation adjustment	—	—	—	34	—	—	34
Currency exchange contract adjustment	—	—	—	(909)	—	—	(909)
Unrealized gain on interest rate swap agreement	—	—	—	125	—	—	125
Minimum pension liability adjustment	—	—	—	(1,532)	—	—	(1,532)

Total comprehensive loss							(2,478)

Share transactions under employee stock plans	(29)	(215)	—	—	106	212	74

Balance — September 30, 2005	$5,228	$6,282	$22,140	$(11,149)	$(60)	$(43)	$22,398

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2005, 2004 and 2003
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Turbine Component Services and Repair Group, (2) Aerospace Component Manufacturing Group and (3) Applied Surface Concepts (formerly named Metal Finishing) Group.
B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company’s U.S. operations as well as its Irish subsidiary. The functional currency of the Irish subsidiary is the U.S. dollar because a substantial majority of the subsidiary’s transactions are denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
D. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 60% and 31% of the Company’s inventories at September 30, 2005 and 2004, respectively. Cost is determined using the specific identification method for approximately 18% and 27% of the Company’s inventories at September 30, 2005 and 2004, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.
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
E. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings and building improvements — 5 to 50 years and (ii) machinery and equipment, including office and computer equipment — 3 to 20 years.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
F. GOODWILL
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company completed its annual goodwill impairment evaluation at September 30, 2004 after the Company’s fiscal 2005 annual planning process. The Company determined that its Applied Surface Concepts Group’s business model has matured. This review resulted in a non-cash impairment charge of $2,574, recorded in selling, general and administrative expenses, to write-off goodwill that is allocated to the Company’s Applied Surface Concepts Group. The fair value of this reporting segment was estimated using the expected present value of future cash flows.
G. NET INCOME PER SHARE
The Company’s net income per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company’s outstanding stock options under the treasury stock method. However, during periods of operating losses, outstanding stock options are not included in the calculation of net loss per diluted share because such inclusion would be anti-dilutive.
H. REVENUE RECOGNITION
The Company recognizes revenue in accordance with the relevant portions of the Securities and Exchange Commission’s Staff Accounting Bulletins No. 101, “Revenue Recognition in Financial Statements” and No 104, “Revenue Recognition”. Revenue is generally recognized when products are shipped or services are provided to customers.
I. NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” – a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. According to the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, SFAS No. 123 (revised 2004) is effective for the Company’s fiscal year 2006. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” - an amendment of Accounting Principles Bulletin (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions”. The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement in the fourth quarter of fiscal year 2005 did not have a material impact on the Company’s financial position or results of operations.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated “ under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges “ This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2006 to have a material impact on the Company’s financial position or results of operations.
J. STOCK-BASED COMPENSATION
The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net loss and net loss per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting period. The pro forma information is as follows:

	Years Ended September 30,
	2005	2004	2003
Net loss as reported	$(196)	$(5,946)	$(5,347)

Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	57	109	138

Pro forma net loss as if the fair value based method had been applied to all awards	$(253)	$(6,055)	$(5,485)

Net loss per share:

Basic — as reported	$(0.04)	$(1.14)	$(1.02)
Basic — pro forma	$(0.05)	$(1.16)	$(1.04)
Diluted — as reported	$(0.04)	$(1.14)	$(1.02)
Diluted — pro forma	$(0.05)	$(1.16)	$(1.04)
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
L. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $682 and $630 at September 30, 2005 and 2004, respectively. During fiscal 2005, $65 of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense (income) totaled $115, $(104) and $115 in fiscal 2005, 2004 and 2003, respectively.
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components, airlines, and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 29% of the Company’s net sales in 2005 were to two of its largest customers. No other single group or customer represents greater than 3% of total net sales in 2005. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2005. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.
M. DERIVATIVE FINANCIAL INSTRUMENTS
The Company utilizes from time-to-time foreign currency exchange contracts as part of the management of its foreign currency risk exposure. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific exposure. To qualify as a hedge, the item to be hedged must expose the Company to foreign currency risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the consolidated statements of operations.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2005, the Company had forward exchange contracts outstanding for durations up to 12 months to purchase euros aggregating $12,900.
Through the first quarter of fiscal 2005, the Company used an interest rate swap agreement to reduce risks related to variable-rate debt. This was designated as a cash flow hedge. Cash flows related to the interest rate swap agreements were included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon three-month LIBOR. In December 2004, the Company terminated its interest rate swap agreement with a notional amount of $4,500 in conjunction with the repayment of the Company’s variable rate term note payable to bank. The loss from the termination of the interest rate swap agreement, $79, was charged to interest expense. During 2005 through the date of its termination, the interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.
N. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Research and development expense was approximately $484, $596 and $433 for the years ended September 30, 2005, 2004 and 2003, respectively.
O. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss is net loss plus certain other items that are recorded directly to shareholders’ equity. The components of accumulated other comprehensive loss, net of tax, at September 30 consist of:

	2005	2004	2003
Foreign currency translation adjustment	$(6,718)	$(6,752)	$(6,845)
Interest rate swap agreement adjustment	—	(125)	(389)
Currency exchange contract adjustment	(288)	621	—
Minimum pension liability adjustment	(4,143)	(2,611)	(2,013)

Total accumulated other comprehensive loss	$(11,149)	$(8,867)	$(9,247)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
P. RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2005 consolidated financial statement presentation.
2. Inventories
Inventories at September 30 consist of:

	2005	2004
Raw materials and supplies	$3,437	$2,566
Work-in-process .	2,793	2,821
Finished goods	2,516	2,458

Total inventories	$8,746	$7,845

If the FIFO method had been used for the entire Company, inventories would have been $4,122 and $3,518 higher than reported at September 30, 2005 and 2004, respectively.
3. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2005	2004
Accrued employee compensation and benefits	$1,453	$1,555
Accrued workers’ compensation	1,203	1,117
Accrued pension	654	633
Accrued income taxes	838	981
Accrued royalties	1,287	1,099
Accrued legal and professional	321	487
Other accrued liabilities	1,511	1,257

Total accrued liabilities	$7,267	$7,129

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
The Company’s relevant employment levels at September 30, 2005 met or exceeded the minimum employment level threshold set by its grant agreements, as amended. The Company expects to meet or exceed its December 31, 2005

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
employment level threshold. Accordingly, the Company continues to present such obligations in other long-term liabilities. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at September 30, 2005 and 2004 was $3,251, and $3,403, respectively. The Company recognized grant income of $66, $116 and $133 in fiscal 2005, 2004 and 2003, respectively.
Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments, including the previously discussed unamortized portion of deferred grant revenue, was $5,838 and $6,240 at September 30, 2005 and 2004, respectively.
5. Long-Term Debt
Long-term debt at September 30 consists of:

	2005	2004
Term note payable to bank	$—	$4,500
Revolving credit agreement	—	3,107
Industrial development variable rate demand revenue bond	—	2,745
Debt purchase agreement	1,913	—
Other	12	14

Total debt	1,925	10,366
Less — current maturities	1,915	4,569

Total long-term debt	$10	$5,797

During the first quarter of fiscal 2005, the Company paid off the remaining $4,500 outstanding balance of its term note payable to bank. Also during the first quarter of fiscal 2005, the Company paid off the remaining $2,745 outstanding balance of its 15-year industrial development variable rate demand revenue bond.
At September 30, 2005, the Company has a $6,000 revolving credit agreement with a U.S. bank subject to sufficiency of collateral that expires on October 1, 2006 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 7.25% and 5.25% at September 30, 2005 and 2004, respectively. The daily average balance outstanding against the U.S. revolving credit agreement was $1,685 and $2,643 during 2005 and 2004, respectively. A commitment fee of 0.375% is incurred on the unused balance. At September 30, 2005, the Company had $5,955 available under its $6,000 U.S. revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitations, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. During 2005, the Company entered into agreements with its U.S. bank to (i) waive its financial ratio covenants as of December 31, 2004, March 31, 2005 and June 30, 2005, respectively; (ii) amend its financial ratio covenants for future periods; and (iii) extend the maturity date of the revolving credit agreement. In November 2005, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The agreement (i) waives the minimum tangible net worth level and minimum EBITDA level at September 30, 2005; (ii) amends the minimum tangible net worth level and minimum EBITDA level for future periods; (iii) establishes a $3,000 reserve against the $6,000 total revolving credit agreement amount, thereby reducing the available revolving credit agreement amount to $3,000 million; and (iv) extends that maturity of the revolving credit agreement to December 31, 2006. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2005.
During fiscal 2004, the Company’s revolving credit agreement with its U.S. bank required a lockbox agreement, which provided for all cash receipts to be swept daily to reduce revolving credit agreement borrowings outstanding. The lockbox agreement, combined with the existence of a material adverse change clause in the revolving credit agreement, required the

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
revolving credit agreement to be classified at September 30, 2004 as a current liability. The material adverse change clause, which is a typical requirement in commercial credit agreements, allows a lender to require the loan to become due if the lender determines there has been a material adverse change in the Company’s operations, business, properties, assets, liabilities, condition or prospects. At no time did the revolving credit agreement become due as a result of a material adverse change. The classification at September 30, 2004 of the revolving credit agreement as a current liability was a result only of the combination of the two aforementioned factors: the lockbox agreement and the material adverse change clause. During fiscal 2005, the bank removed the lockbox requirement.
Effective September 29, 2005, the Company’s Irish subsidiary, entered into a debt purchase agreement and certain related agreements with an Irish bank. The debt purchase agreement expires on September 26, 2006 and covers eligible accounts receivable of the Company’s Irish subsidiary, as defined. The maximum amount of this facility is approximately $3.6 million and the facility’s discounting rate is (i) the Irish bank’s prime rate plus 2% (4.65% at September 30, 2005) on euro denominated accounts receivable; (ii) the Irish bank’s cost of funds plus 2.5% (3.55% at September 30, 2005) on U.S. dollar denominated accounts receivable; and (iii) the Irish bank’s cost of funds plus 2.5% (7.125% at September 30, 2005) on British sterling denominated accounts receivable. The entire amount outstanding at September 30, 2005 under the debt purchase agreement is payable in U.S. dollars, and the Company had $1,361 available under such agreement.
The debt purchase agreement provides for certain customary events of default including, without limitation, failure to pay any sum due to the Irish bank, failure to comply with covenants, and the occurrence of a material adverse change in the business condition of the Company. Upon an event of default, the Irish bank may terminate the debt purchase agreement and all outstanding accounts receivable purchased by the Irish bank will be repayable by the Company to the Irish bank at the recourse price as defined. This facility is secured by one of the Company’s Irish subsidiary’s buildings.
6. Income Taxes
The components of income (loss) before income tax provision (benefit) are as follows:

	Years Ended September 30,
	2005	2004	2003
U.S	$(2,501)	$(3,409)	$(3,189)
Non-U.S	3,357	(2,457)	(2,184)

Income (loss) before income tax provision (benefit)	$856	$(5,866)	$(5,373)

The income tax provision (benefit) consists of the following:

	Years Ended September 30,
	2005	2004	2003
Current income tax provision (benefit):
U.S. federal	$524	$—	$—
Non-U.S	(47)	655	(26)

Total current tax provision (benefit)	477	655	(26)

Deferred income tax provision (benefit):
U.S. federal	—	—	—
Non-U.S	575	(575)	—

Total deferred tax provision	—	(575)	—

Income tax provision (benefit)	$1,052	$80	$(26)

The income tax provision (benefit) differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
The income tax provision (benefit) in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2005	2004	2003
Income (loss) before income tax provision (benefit)	$856	$(5,866)	$(5,373)
Less-U.S., state and local income tax provision (benefit)	—	—	—

Income (loss) before federal income tax provision (benefit)	$856	$(5,866)	$(5,373)

Income tax provision (benefit) at U.S. federal statutory rate	291	(1,995)	(1,827)
Tax effect of:
U.S. loss for which no U.S. federal tax benefit has been recognized	843	1,196	1,106
Non-US (income) loss for which no U.S. federal tax (provision) benefit has been recognized	(613)	916	717
U.S. income for which a U.S. federal tax provision has been recognized under the American Jobs Creation Act of 2004	524	—	—
Other	7	(37)	(22)

U.S. federal and non-U.S. income tax provision (benefit)	$1,052	$80	$(26)

Deferred tax assets and liabilities at September 30 consist of the following:

	2005	2004
Deferred tax assets:
Net U.S. operating loss carryforwards	$3,324	$3,259
Net non-U.S. operating loss carryforwards	517	492
Employee benefits	382	630
Investment valuation reserve	511	511
Inventory reserves	448	404
Asset impairment reserve	223	198
Allowance for doubtful accounts	151	131
Foreign tax credits	836	161
Interest rate swap	—	42
Additional pension liability	1,409	888
Government grants	321	340
Sale of non-U.S. assets	—	575

Total deferred tax assets	8,122	7,631

Deferred tax liabilities:
Depreciation	2,457	2,485
Unremitted foreign earnings	26	26
Other	572	416

Total deferred tax liabilities	3,055	2,927

Deferred tax assets net of liabilities	5,067	4,704
Valuation allowance	(5,067)	(4,129)

Net deferred tax assets	$—	$575

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
At September 30, 2005 the Company has U.S. federal and non-U.S. tax loss carryforwards of approximately $9,800 and $5,200, respectively. The U.S. federal tax loss carryforwards expire in 2022 through 2025. The non-U.S. tax loss carryforwards do not expire. The Company has U.S. federal tax credit carryforwards of approximately $800, of which $400 expires in 2008 and the remaining $400 expires in 2015.
At September 30, 2005, the Company recognized an additional $938 valuation allowance against its net deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The deferred tax asset of $575 recognized in fiscal 2004 is attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group’s Irish operations that was recognized for Irish income tax purposes in fiscal 2004. The Irish tax on this gain on disposal was paid in 2005.
The Company considers the undistributed earnings, accumulated prior to October 1, 2000, of its non-U.S. subsidiaries to be indefinitely reinvested in operations outside the U.S. Distribution of these non-U.S. subsidiary earnings may be subject to U.S. income taxes. Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. federal deferred income tax liabilities have been established were approximately $10,000 at September 30, 2005. During fiscal 2005 and 2003, the Company received distributions from the earnings of its non-U.S. subsidiaries accumulated subsequent to September 30, 2000. The distributions reduced the deferred U.S. income tax liability on the undistributed earnings of the Company’s non-U.S. subsidiaries to $26 at September 30, 2003. The Company elected to treat the $13,440 distribution from the earnings of its non-U.S. subsidiaries in 2005 under the provisions of the American Jobs Creation Act of 2004, whereby the qualifying portion of the distribution was eligible for favorable tax treatment.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for U.S. defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Non-U.S. plans are funded in accordance with the requirements of regulatory bodies governing the plans.
During fiscal 2003, the Company’s Board of Directors adopted a resolution to cease the accrual of future benefits under one of its defined benefit pension plans, which covers substantially all non-union employees of the Company’s U.S. operations. The plan will otherwise continue. Because the unrecognized actuarial losses exceeded the curtailment gain, there was no income or expense recognized in 2003 related to these changes. In conjunction with the changes to the defined benefit plan, the Company made certain enhancements to the defined contribution plan that is also available to substantially all non-union employees of the Company’s U.S. operations.
The Company uses a July 1 measurement date for its U.S. defined benefit pension plans and a September 30 measurement date for its non-U.S. defined benefit pension plans. Net pension expense for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2005	2004	2003
Service cost	$687	$621	$675
Interest cost	1,434	1,389	1,379
Expected return on plan assets	(1,681)	(1,515)	(1,483)
Amortization of transition asset	(11)	(11)	(11)
Amortization of prior service cost	132	132	132
Amortization of net (gain) loss	111	24	(63)

Net pension expense for defined benefit plans	$672	$640	$629

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
The status of all significant U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

	2005	2004
Benefit obligation:
Benefit obligation at beginning of year	$25,098	$22,372
Service cost	687	621
Interest cost	1,434	1,389
Participant contributions	295	182
Actuarial loss	4,867	1,841
Benefits paid	(2,080)	(1,780)
Currency translation adjustment	(493)	473

Benefit obligation at end of year	$29,808	$25,098

	2005	2004
Plan assets:
Plan assets at beginning of year	$20,113	$17,602
Actual return on plan assets	3,032	2,439
Employer contributions	1,269	1,291
Participant contributions	295	182
Benefits paid	(2,080)	(1,780)
Currency translation adjustment	(336)	379

Plan assets at end of year	$22,293	$20,113

	Plans in which		Plans in which
	Assets Exceed Benefit		Benefit Obligation
	Obligation at		Exceeds Assets at
	September 30,		September 30,
	2005	2004	2005	2004
Reconciliation of Funded Status:
Plan assets in excess of (less than) projected benefit obligations	$927	$1,591	$(8,442)	$(6,576)
Unrecognized net (gain) loss	348	(497)	7,222	4,569
Unrecognized prior service cost	618	711	224	264
Unrecognized transition asset	(41)	(1)	36	(15)
Currency translation adjustment	(44)	5	(161)	41

Net amount recognized in the consolidated balance sheets	$1,808	$1,809	$(1,121)	$(1,717)

Amounts recognized in the consolidated balance sheets are:
Other assets	$1,808	$1,809	$661	$713
Accrued liabilities	—	—	(654)	(633)
Other long-term liabilities	—	—	(5,271)	(4,408)
Accumulated other comprehensive loss	—	—	4,143	2,611

Net amount recognized in the consolidated balance sheets	$1,808	$1,809	$(1,121)	$(1,717)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2005	2004	2003
Discount rate	5.3%	5.7%	6.1%
Expected return on assets	8.0%	8.1%	8.3%
Rate of compensation increase	3.5%	3.5%	3.9%
The following table sets forth the asset allocation of the Company defined benefit pension plan assets at September 30, 2005:

	Asset	% Asset
	Amount	Allocation
Equity securities	$13,945	63%
Debt securities	7,016	31%
Other securities	1,332	6%

Total	$22,293	100%

Investment objectives of the Company’s defined benefit plans’ assets are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk, (ii) maintain an appropriate diversification across asset classes and among investment managers, and (iii) maintain a careful monitoring of the risk level within each asset class.
Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset class.
External consultants assist the Company with monitoring the appropriateness of the investment strategy and the related asset mix and performance. To develop the expected long-term rate of return assumptions on plan assets, generally the company uses long-term historical information for the target asset mix selected. Adjustments are made to the expected long-term rate of return assumptions when deemed necessary based upon revised expectations of future investment performance of the overall investments markets.
The Company expects to make contributions of $1,207 to its defined benefit pension plans during fiscal 2006. The following benefit payments, which reflect expected future service of participants, are expected to be paid:

Projected
Years Ending	Benefit
September 30,	Payments
2006	$711
2007	654
2008	959
2009	1,077
2010	976
2011-2015	8,496
The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2005, 2004 and 2003 were $41, $44 and $49, respectively.
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company’s matching contribution expense for this defined contribution plan in 2005, 2004 and 2003 was $214, $199 and $154, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
The Company’s Irish subsidiary sponsors, for all of its employees, a tax-advantage profit sharing program. Company discretionary contributions and employee elective contributions are invested in Common Shares of the Company without being subject to personal income taxes if held for at least three years. Employees have the option of taking taxable cash distributions. There was no contribution expense in 2005, 2004 and 2003.
The Company’s Irish subsidiary also sponsors, for certain of its employees, a defined contribution plan. The Company contributes annually 5.5% of eligible employee compensation, as defined. Total contribution expense in 2005, 2004 and 2003 was $30, $17 and $14, respectively.
During fiscal 2003, the Company’s Irish subsidiary established a Personal Retirement Savings Account Plan, a portable retirement savings plan, which is to be funded entirely by plan participant contributions. The Company is not obligated to contribute to this plan.
The Company’s United Kingdom subsidiary sponsors, for certain of its employees, two defined contribution plans. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2005, 2004 and 2003 was $40, $26 and $13.
8. Stock-Based Compensation
The Company awards stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the aggregate number of stock options that may be granted is 200,000. At September 30, 2005, there were no options available for award under the 1995 Plan. No further options may be awarded under the 1995 Plan after October 30, 2005. The aggregate number of stock options that may be granted under the 1998 Plan in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be awarded under the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Option activity is as follows:

	Years Ended September 30,
	2005	2004	2003
Options at beginning of year	405,500	385,000	390,000
Weighted average exercise price	$6.24	$6.74	$6.71
Options granted during the year	55,000	67,000	—
Weighted average exercise price	$3.74	$3.54	$—
Options exercised during the year	(71,250)	—	—
Weighted average exercise price	$4.24	$—	$—
Options canceled during the year	(111,250)	(46,500)	(5,000)
Weighted average exercise price	$5.89	$6.49	$3.75
Options at end of year	278,000	405,500	385,000
Weighted average exercise price	$6.40	$6.24	$6.74
Options exercisable at end of year	171,625	287,500	276,500
Weighted average exercise price	$7.99	$7.04	$7.23

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
     The following table provides additional information regarding options outstanding as of September 30, 2005:

Option	Options	Options	Remaining Life of
Exercise Price	Outstanding	Exercisable	Options (Years)
$ 3.50	44,000	11,000	8.2
$ 3.74	55,000	—	9.8
$ 3.75	10,000	2,500	8.8
$ 4.69	33,000	33,000	5.1
$ 5.16	5,000	5,000	0.1
$ 5.50	43,500	32,625	6.6
$ 6.81	5,000	5,000	4.4
$ 6.94	22,500	22,500	4.1
$12.88	60,000	60,000	3.1

Total	278,000	171,625

The Company employs the disclosure-only provisions of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation”. Pro forma information required by this standard regarding net loss and net loss per share can be found in Note 1 – Summary of Significant Accounting Policies. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1995 under the fair value method of that standard.
The fair values of options granted in fiscal years ending September 30, 2005 and 2004 were estimated at the dates of grants using a Black-Scholes options pricing model with the following weighted average assumptions:

	Years Ended September 30,
	2005	2004
Risk-free interest rate	4.14%	3.77%
Dividend yield	0.00%	0.00%
Volatility factor	46.80%	46.97%
Expected life of stock options	7.0 years	7.0 years
Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal years 2005 and 2004 were $2.02 and $1.87 per share, respectively. There were no stock options granted during fiscal 2003.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to the amortization of unearned compensation was $69, $87 and $106 in fiscal years 2005, 2004 and 2003, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
9. Summarized Quarterly Results of Operations (Unaudited)

	2005 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$19,081	$19,843	$20,822	$21,222
Cost of goods sold	18,401	18,243	18,877	18,994
Net income (loss)	2,358	(1,356)	(695)	(503)
Net income (loss) per share:
Basic	$0.45	$(0.26)	$(0.13)	$(0.10)
Diluted	$0.45	$(0.26)	$(0.13)	$(0.10)

	2004 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$20,839	$22,794	$23,015	$20,745
Cost of goods sold	18,052	20,414	20,421	19,105
Net loss	(510)	(666)	(253)	(4,517)
Net loss per share:
Basic	$(0.10)	$(0.13)	$(0.05)	$(0.87)
Diluted	$(0.10)	$(0.13)	$(0.05)	$(0.87)
10. Asset Impairment and Other Charges
During fiscal 2003, as a result of the continuing downturn in the commercial aviation industry at that time and the resulting reduction in demand for third party aerospace turbine engine component repair services, such as those provided by the Company, the Repair Group decided to cease operations at one of its turbine engine component repair facilities and to optimize its remaining component repair capability through consolidation of operations. The Company completed these actions in fiscal 2004. As a result of these decisions, the Repair Group incurred $645 of severance and other employee benefit charges to be paid to 60 personnel, all of which was incurred during fiscal 2003 and was recorded in selling, general and administrative expenses in the consolidated statements of operations. As of September 30, 2003, substantially all payments had been made for these expenses. In connection with these decisions, asset impairment charges totaling $1,309 related primarily to machinery and equipment were recorded in selling, general and administrative expenses in the consolidated statements of operations during fiscal 2003. The machinery and equipment write-downs relate to items that were expected to be disposed or to experience reduced utilization. Fair value of these assets was determined based on estimated cash flows.
11. Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company cannot reasonably estimate future costs, if any, related to these matters. Although it is possible that the Company’s future operating results could be affected by the future cost of litigation, it is management’s belief at this time that such costs will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
The Company leases various facilities and equipment under leases expiring at various dates. At September 30, 2005, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2006	$274
2007	145
2008	56
2009	27
2010	3
Thereafter	—

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
12. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining for turbine engine applications. The Aerospace Component Manufacturing Group (“ACM Group”) consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.
One customer of all three of the Company’s segments accounted for 16%, 7% and 8% of the Company’s consolidated net sales in 2005, 2004 and 2003. Another customer of two of the Company’s segments in 2005 and all three of the Company’s segments in 2004 and 2003 accounted for 13%, 13% and 12% of the Company’s consolidated net sales in 2005, 2004 and 2003, respectively.
Geographic net sales are based on location of customer. The U.S. is the single largest country for unaffiliated customer sales, accounting for 58% of consolidated net sales in fiscal 2005. No other single country represents greater than 10% of consolidated net sales. Net sales to unaffiliated customers located in various European countries in fiscal 2005 accounted for 28% of consolidated net sales.
Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)
The following table summarizes certain information regarding segments of the Company’s operations:

	Years Ended September 30,
	2005	2004	2003
Net sales:
Turbine Component Services and Repair Group	$38,181	$45,986	$40,734
Aerospace Component Manufacturing Group	30,988	30,476	29,701
Applied Surface Concepts Group	11,799	10,931	9,504

Consolidated net sales	$80,968	$87,393	$79,939

Operating loss:
Turbine Component Services and Repair Group	$(4,606)	$(3,321)	$(5,307)
Aerospace Component Manufacturing Group	(266)	1,741	1,627
Applied Surface Concepts Group	760	(1,765)	788
Corporate unallocated expenses	(1,647)	(1,635)	(1,721)

Consolidated operating loss	(5,759)	(4,980)	(4,613)
Interest expense, net	310	723	721
Foreign currency exchange loss (gain), net	(48)	343	345
Other income, net	(6,877)	(180)	(306)

Consolidated loss before income tax provision (benefit)	$856	$(5,866)	$(5,373)

Depreciation and amortization expense:
Turbine Component Services and Repair Group	$2,305	$2,666	$3,372
Aerospace Component Manufacturing Group	639	642	669
Applied Surface Concepts Group	219	190	142

Consolidated depreciation and amortization expense	$3,163	$3,498	$4,183

Capital Expenditures:
Turbine Component Services and Repair Group	$1,002	$1,494	$1,617
Aerospace Component Manufacturing Group	762	981	327
Applied Surface Concepts Group	448	279	205

Consolidated capital expenditures	$2,212	$2,754	$2,149

Identifiable assets:
Turbine Component Services and Repair Group	$23,340	$32,496	$34,233
Aerospace Component Manufacturing Group	20,149	16,002	15,215
Applied Surface Concepts Group	5,054	5,660	7,682
Corporate	980	5,601	4,548

Consolidated total assets	$49,523	$59,759	$61,678

Non-U.S. operations (primarily the Company’s Ireland operations):
Net sales	$30,823	$36,155	$29,222
Operating loss	(2,882)	(4,866)	(2,274)
Identifiable assets (excluding cash)	17,756	23,512	22,752

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2005, 2004 and 2003
(Amounts in thousands)

			Additions
		Additions	(Reductions)
	Balance at	(Reductions)	Charged to				Balance
	Beginning	Charged to	Other				at End of
	of Period	Expense	Accounts	Deductions			Period
Year Ended September 30, 2005
Deducted from asset accounts
Allowance for doubtful accounts	630	115	2	(65)	(a	)	682
Return and allowance reserve	136	23	—	(16)	(b	)	143
Inventory obsolescence reserve	1,097	485	—	(229)	(c	)	1,353
Inventory LIFO reserve	3,518	604	—	—			4,122
Asset impairment reserve	1,350	—	—	—			1,350
Valuation allowance for deferred taxes	4,129	938	—	—			5,067

Accrual for estimated liability
Workers’ compensation reserve	1,117	379	—	(293)	(e	)	1,203

Year Ended September 30, 2004
Deducted from asset accounts
Allowance for doubtful accounts	1,045	(104)	—	(311)	(a	)	630
Return and allowance reserve	334	(193)	—	(5)	(b	)	136
Inventory obsolescence reserve	1,252	129	—	(284)	(c	)	1,097
Inventory LIFO reserve	3,230	288	—	—			3,518
Asset impairment reserve	1,772	—	—	(422)	(d	)	1,350
Valuation allowance for deferred taxes	3,430	699	—	—			4,129

Accrual for estimated liability
Workers’ compensation reserve	1,099	344	—	(326)	(e	)	1,117

Year Ended September 30, 2003
Deducted from asset accounts
Allowance for doubtful accounts	1,250	115	—	(320)	(a	)	1,045
Return and allowance reserve	428	321	—	(415)	(b	)	334
Inventory obsolescence reserve	1,118	208	—	(74)	(c	)	1,252
Inventory LIFO reserve	3,114	116	—	—			3,230
Asset impairment reserve	756	1,309	—	(293)	(d	)	1,772
Valuation allowance for deferred taxes	1,723	1,707	—	—			3,430

Accrual for estimated liability
Workers’ compensation reserve	1,029	311	—	(241)	(e	)	1,099

(a) Accounts determined to be uncollectible, net of recoveries

(b) Actual returns received

(c) Inventory sold or otherwise disposed

(d) Equipment sold or otherwise disposed

(e) Payment of workers’ compensation claims

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
Item 9B. Other Information
In December 2005, the Company entered into a Separation Pay Agreement with Frank A. Cappello, the Company’s Vice President – Finance and Chief Financial Officer. Under the terms of the Separation Pay Agreement, in the event Mr. Cappello’s employment is involuntarily terminated for other than cause, the Company will pay Mr. Cappello’s current compensation and certain health and welfare benefits for a period of eighteen months. Concurrent with entering into the Separation Pay Agreement, the Company also cancelled a Change in Control Agreement between the Company and Mr. Cappello, dated November 9, 2000.
PART III
Item 10. Directors And Executive Officers Of The Registrant
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience

Jeffrey P. Gotschall	57	Chairman of the Board since 2001; Director of the Company since 1986; Chief Executive Officer since 1990; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Timothy V. Crean	57	President and Chief Operating Officer since 2002; Executive Vice-President of SIFCO Industries, Inc. from 1998 to 2002; Managing Director of the SIFCO Turbine Components Services and Repair Group from 1995 to 2002, and Managing Director of SIFCO Turbine Components, Ltd. from 1986 to 2002.

Frank A. Cappello	47	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.
The Company incorporates herein by reference the information appearing under the captions “Proposal to Elect Six (6) Directors”, “Stock Ownership of Officers, Directors and Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Organization and Compensation of the Board of Directors” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 16, 2005.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.
The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer and to the Corporate Controller, who is the Company’s Principal Accounting Officer. The Company’s Code of Ethics is available on its website: www.sifco.com.
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Executive Compensation”, “Report of the Compensation Committee” and “Performance Graph” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 16, 2005.
Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Number of
Securities
Remaining
	Number of	Weighted	Available for
	Securities to be	Average	Future
	issued upon	Exercise Price	Issuance Under
	Exercise of	of	Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	148,000	$7.95	—
1995 Stock Option Plan (2)	130,000	4.41	—

Equity compensation plans not approved by security holders (3)	—	—	—

Total	278,000	6.40	—

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that may be granted in any fiscal year is limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be awarded under this plan. During 2005, 1,250 options were exercised.

(2)	Under the 1995 Stock Option Plan the aggregate number of stock options that may be granted is 200,000. During 2005, 70,000 options granted under the 1995 Stock Option plan were exercised. No further options may be awarded under this plan after October 30, 2005.

(3)	Under the Company’s restricted stock program, Common Shares may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively.
For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.
The Company incorporates herein by reference the information appearing under the caption “Outstanding Shares and Voting Rights” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 16, 2005.

Item 13. Certain Relationships And Related Transactions
During 2005, the Company incurred expenses of $60 to one of its directors for services rendered as an independent sales representative to the Company. The Company believes that the rate of compensation paid to this director in his capacity as an independent sales representative is consistent with rates paid to its other independent sales representatives.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 16, 2005.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2005, 2004 and 2003
Consolidated Balance Sheets — September 30, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements — September 30, 2005, 2004 and 2003
(a) (2) Financial Statement Schedules:
The following financial statement schedule is included in Item 8:
Schedule II – Valuation and Qualifying Accounts
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

Exhibit
No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit
No.	Description

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

Exhibit
No.	Description

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

*4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

*10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005

Exhibit
No.	Description

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Frank A.Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: December 16, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 16, 2005 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Alayne L. Reitman

Jeffrey P. Gotschall	Alayne L. Reitman
Chairman of the Board and	Director
Chief Executive Officer
(Principal Executive Officer)

/s/ Hudson D. Smith	/s/ J. Douglas Whelan

Hudson D. Smith	J. Douglas Whelan
Director	Director

/s/ Michael S. Lipscomb	/s/ Frank A. Cappello

Michael S. Lipscomb	Frank A. Cappello
Director	Vice President-Finance
and Chief Financial Officer
(Principal Financial Officer)

/s/ P. Charles Miller	/s/ Remigijus H. Belzinskas

P. Charles Miller	Remigijus H. Belzinskas
Director	Corporate Controller
(Principal Accounting Officer)