Form 10-Q
period 2005-12-31
SIFCO INDUSTRIES INC
filed 2006-02-14
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☐       Accelerated filer ☐        Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at January 31, 2006 was 5,205,391.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004
Net sales	$19,820	$19,081
Operating expenses:
Cost of goods sold	18,369	18,321
Selling, general and administrative expenses	3,270	3,102

Total operating expenses	21,639	21,423

Operating loss	(1,819)	(2,342)

Interest income	(8)	(36)
Interest expense	41	230
Foreign currency exchange loss (gain), net	(24)	301
Other income, net	(17)	(6,510)

Income (loss) before income tax provision	(1,811)	3,673

Income tax provision	13	1,315

Net income (loss)	$(1,824)	$2,358

Net income (loss) per share (basic)	$(0.35)	$0.45
Net income (loss) per share (diluted)	$(0.35)	$0.45

Weighted-average number of common shares (basic)	5,222	5,214
Weighted-average number of common shares (diluted)	5,222	5,223
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$251	$884
Receivables, net	14,721	17,661
Inventories	10,210	8,746
Refundable income taxes	183	171
Prepaid expenses and other current assets	759	627

Total current assets	26,124	28,089

Property, plant and equipment, net	18,289	18,744

Other assets	2,959	2,690

Total assets	$47,372	$49,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$441	$1,915
Accounts payable	9,830	9,288
Accrued liabilities	7,258	7,267

Total current liabilities	17,529	18,470

Long-term debt, net of current maturities	701	10

Other long-term liabilities	8,632	8,645

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,224 and 5,228 shares at December 31, 2005 and September 30, 2005, respectively; outstanding 5,222 shares at December 31, 2005 and September 30, 2005	5,224	5,228
Additional paid-in capital	6,278	6,282
Retained earnings	20,316	22,140
Accumulated other comprehensive loss	(11,249)	(11,149)
Unearned compensation — restricted common shares	(43)	(60)
Common shares held in treasury at cost, 2 and 6 shares at December 31, 2005 and September 30, 2005, respectively	(16)	(43)

Total shareholders’ equity	20,510	22,398

Total liabilities and shareholders’ equity	$47,372	$49,523

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,824)	$2,358
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	811	828
Gain on disposal of property, plant and equipment	—	(6,328)
Deferred income taxes	—	575
Share transactions under employee stock plan	36	21
Asset impairment charges	—	21

Changes in operating assets and liabilities:
Receivables	3,036	2,892
Inventories	(1,385)	(901)
Refundable income taxes	(4)	—
Prepaid expenses and other current assets	(119)	(384)
Other assets	65	(20)
Accounts payable	500	(22)
Accrued liabilities	(225)	(78)
Other long-term liabilities	(13)	334

Net cash provided by (used for) operating activities	878	(704)

Cash flows from investing activities:
Capital expenditures	(214)	(470)
Proceeds from disposal of property, plant and equipment	—	10,581
Acquisition of business, net of cash acquired	(427)	—
Other	(25)	167

Net cash provided by (used for) investing activities	(666)	10,278

Cash flows from financing activities:
Proceeds from debt purchase agreement	5,600	—
Repayment of debt purchase agreement	(7,136)	—
Proceeds from revolving credit agreement	1,482	9,033
Repayments of revolving credit agreement	(791)	(12,140)
Repayments of long-term debt	—	(7,245)

Net cash used for financing activities	(845)	(10,352)

Decrease in cash and cash equivalents	(633)	(778)
Cash and cash equivalents at the beginning of the period	884	5,578

Cash and cash equivalents at the end of the period	$251	$4,800

Supplemental disclosure of cash flow information:
Cash paid for interest	$(49)	$(271)
Cash paid for income taxes, net	(531)	(405)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. Principles of Consolidation
The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2005 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.
B. Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123 (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
On October 1, 2005, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective method, as permitted under SFAS 123 (revised 2004). Accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized for the three months ended December 31, 2005 was $19. No tax benefit was recognized for this compensation expense.
Prior to the adoption of SFAS No. 123 (revised 2004) the Company employed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting periods. The pro forma information is as follows:

Three Months Ended
December 31, 2004
Net income as reported	$2,358

Less: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	15

Pro forma net income as if the fair value based method had been applied to all awards	$2,343

Net income per share:
Basic — as reported	$0.45
Basic — pro forma	$0.45
Diluted — as reported	$0.45
Diluted — pro forma	$0.45

The Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Aggregate option activity is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Term	Aggregate Intrinsic
	Number of Options	Exercise Price	(Years)	Value
September 30, 2005	278,000	$6.40

Options granted	—	—
Options exercised	—	—
Options canceled	(5,000)	$5.16

December 31, 2005	273,000	$6.42	6.1	$(690)

Vested or expected to vest at December 31, 2005	228,250	$6.95	5.5	$(697)
Exercisable at December 31, 2005	177,625	$7.79	4.6	$(691)
As of December 31, 2005, there was $115 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.5 years.
The Company used the Black-Scholes option-pricing model as its method of valuation of stock options issued. This fair value is then amortized on a straight-line basis over the vesting periods of the awards, which is generally four years. The Black-Scholes option-pricing model was also previously used for the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The fair value of options on the date of grant as determined by the Black-Scholes option-pricing model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the option and actual and projected employee stock option exercise behaviors.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to amortization of unearned compensation was $17 and $22 in the three months ended December 31, 2005 and 2004, respectively. At December 31, 2005, there was $43 of total unrecognized compensation expense related to restricted stock awards. This compensation expense is expected to be recognized over a weighted-average period of less than one year.
2. Acquisition
On October 12, 2005, the Company’s Applied Surface Concepts Group acquired the stock of Selmet Norden AB of Rattvik, Sweden, a supplier of contract manufacturing services for selective plating that serves the industrial community in Scandinavia. The acquisition was accounted for as a purchase, with the results of operations included in the consolidated financial statements beginning with the acquisition date. The purchase price, net of cash acquired, was $427. The preliminary purchase price allocation resulted in current assets of $198 , property, plant and equipment of $437, other assets of $47, and current liabilities of $255. Pro forma financial information is not presented as the effect of the acquisition is not material to the Company’s financial position or results of operations.

3. Inventories
Inventories consist of:

	December 31,	September 30,
	2005	2005
Raw materials and supplies	$4,104	$3,437
Work-in-process	3,311	2,793
Finished goods	2,795	2,516

Total inventories	$10,210	$8,746

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 62% of the Company’s inventories at December 31, 2005 and 60% at September 30, 2005. Cost is determined using the specific identification method for approximately 16% and 18% of the Company’s inventories at December 31, 2005 and September 30, 2005, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $4,404 and $4,122 higher than reported at December 31, 2005 and September 30, 2005, respectively.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “ under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges “ This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement in the first quarter of fiscal year 2006 did not have a material impact on the Company’s financial position or results of operations.
4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended
	December 31,
	2005	2004
Net income (loss)	$(1,824)	$2,358
Foreign currency translation adjustment	(33)	184
Currency exchange contract adjustment	(67)	125
Minimum pension liability adjustment	—	1,356

Total comprehensive loss	$(1,924)	$4,023

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2005	2005
Foreign currency translation adjustment	$(6,751)	$(6,718)
Currency exchange contract adjustment	(355)	(288)
Minimum pension liability adjustment	(4,143)	(4,143)

Total accumulated other comprehensive loss	$(11,249)	$(11,149)

5. Long-Term Debt
In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the minimum tangible net worth and the minimum EBITDA levels as of December 31, 2005, (ii) amends the minimum tangible net worth and the minimum EBITDA levels for future periods, (iii) removes a $3,000 reserve against the $6,000 total revolving credit agreement amount, and (iv) extends the maturity date of the credit agreement to March 31, 2007. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants as of December 31, 2005.
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
Segment information is as follows:

	Three Months Ended
	December 31,
	2005	2004
Net sales:
Turbine Component Services and Repair Group	$8,916	$8,812
Aerospace Component Manufacturing Group	8,196	7,413
Applied Surface Concepts Group	2,708	2,856

Consolidated net sales	$19,820	$19,081

Operating income (loss):
Turbine Component Services and Repair Group	$(950)	$(1,846)
Aerospace Component Manufacturing Group	(266)	(214)
Applied Surface Concepts Group	(66)	19
Corporate unallocated expenses	(537)	(301)

Consolidated operating loss	(1,819)	(2,342)

Interest expense, net	33	194
Foreign currency exchange loss (gain), net	(24)	301
Other income, net	(17)	(6,510)

Consolidated income (loss) before income tax provision	$(1,811)	$3,673

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2005	2004
Service cost	$230	$178
Interest cost	365	361
Expected return on plan assets	(392)	(423)
Amortization of transition asset	—	(3)
Amortization of prior service cost	33	33
Amortization of net loss	76	26

Net periodic benefit cost	$312	$172

Through December 31, 2005, the Company has made $364 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $785 to fund its defined benefit pension plans during the balance of fiscal 2006, resulting in total projected contributions of $1,149 in fiscal 2006.
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
A. Results of Operations
Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004
Net sales in the first quarter of fiscal 2006 increased 3.9% to $19.8 million, compared with $19.1 million in the comparable period in fiscal 2005. Net loss in the first quarter of fiscal 2006 was $1.8 million, compared with net income of $2.4 million in the comparable period in fiscal 2005.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first quarter of fiscal 2006 increased 1.2% to $8.9 million, compared with $8.8 million in the comparable fiscal 2005 period. Component manufacturing and repair net sales increased $0.8 million to $8.4 million in the first quarter of fiscal 2006, compared with $7.6 million in the comparable fiscal 2005 period. Demand for precision component machining and for component repairs for large and small aerospace turbine engines increased in the first quarter of fiscal 2006, compared with the comparable fiscal 2005 period. The demand for component repairs for industrial turbine engines was comparable in the first quarters of fiscal 2006 and 2005. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $0.6 million to $0.6 million in the first quarter of fiscal 2006, compared with $1.2 million in the comparable fiscal 2005 period.
During the first quarter of fiscal 2006, the Repair Group’s selling, general and administrative expenses decreased $0.2 million to $1.0 million, or 11.1% of net sales, from $1.2 million, or 13.3% of net sales in the comparable fiscal 2005 period. Included in the $1.2 million of selling, general and administrative expenses in the first quarter of fiscal 2005 were $0.1 million related to severance charges. The remaining selling, general and administrative expenses in the first quarter of fiscal 2005 were $1.1 million, or 11.8% of net sales.
The Repair Group’s operating loss was $0.9 million in the first quarter of fiscal 2006 compared with a $1.8 million loss in the comparable fiscal 2005 period. Operating results improved in the first quarter of fiscal 2006 principally due to (i) improved margins on sales of replacement parts and (ii) the positive impact on margins of increased sales volumes for component manufacturing and repair services. The improved margins on sales of replacement parts were principally attributable to certain replacement part sales consisting of inventory that had been previously written down.
During the last half of fiscal 2005 and continuing into the first quarter of fiscal 2006, the U.S. dollar strengthened against the euro. The Repair Group’s non-U.S. operation has most of its sales denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. However, during the first quarter of fiscal 2006, The Repair Group hedged its exposure to the euro at exchange rates that were less favorable than the exchange rates used to hedge the same exposure in the first quarter of fiscal 2005 and, therefore, the Repair Group’s operating results were not significantly impacted by a stronger U.S. dollar during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.
The Repair Group’s backlog as of December 31, 2005, was $5.2 million, compared with $4.8 million as of September 30, 2005. At December 31, 2005, $3.3 million of the total backlog is scheduled for delivery over the next twelve months and $1.9 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first quarter of fiscal 2006 increased 10.6% to $8.2 million, compared with $7.4 million in the comparable period of fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft were $3.4 million in the first quarter of fiscal 2006, compared with $3.5 million in the first quarter of fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, decreased $0.1 million to $2.7 million in the first quarter of fiscal 2006, compared with $2.8 million in the comparable period in fiscal 2005. Net sales of airframe components for large aircraft increased $0.2 million to $0.7 million in the first quarter of fiscal 2006, compared with $0.5 million in the comparable period in fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.3 million to $0.6 million in the first quarter of fiscal 2006, compared with $0.3 million in the comparable period in fiscal 2005. Other product and non-product sales were $0.8 million and $0.3 million in the first quarters of fiscal 2006 and 2005, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $2.7 million in the first quarter of fiscal 2006, compared with $3.2 million in the comparable period in fiscal 2005.
During the first quarter of fiscal 2006, the ACM Group’s selling, general and administrative expenses increased $0.1 million to $0.6 million, or 7.8% of net sales, compared with $0.5 million, or 7.2% of net sales, in the comparable fiscal 2005 period.
The ACM Group’s operating loss in the first quarter of fiscal 2006 was $0.3 million, compared with a loss of $0.2 million in the same period in fiscal 2005. Operating results were negatively impacted in the first quarter of fiscal 2006 compared with the same period in fiscal 2005 due to (i) an increase in raw material prices, (ii) lower sales of scrap material; (iii) an increase in spending on energy and other operating costs; and (iii) an increase in expenditures for tooling.
The ACM Group’s backlog as of December 31, 2005 was $55.0 million, compared with $46.5 million as of September 30, 2005. At December 31, 2005, $44.2 million of the total backlog was scheduled for delivery over the next twelve months and $10.8 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group decreased 5.2% to $2.7 million in the first quarter of fiscal 2006, compared with net sales of $2.9 million in the comparable period of fiscal 2005. In the first quarter of fiscal 2006, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 11.9% to $1.5 million, compared with $1.4 million in the same period in fiscal 2005. In the first quarter of fiscal 2006, customized selective electrochemical finishing contract service net sales decreased 20.4% to $1.2 million, compared with $1.5 million in the same period in fiscal 2005. In the first quarter of fiscal 2006, net sales decreased to customers in the automotive industry, the power generation industry and the military compared with the same period in fiscal 2005. These net sales decreases were partially offset in the first quarter of fiscal 2006 by a net sales increase to the aerospace industry, compared with the same period in fiscal 2005.
During the first quarter of fiscal 2006, The ASC Group’s selling, general and administrative expenses increased $0.1 million to $1.1 million, or 40.5% of net sales, compared with $1.0 million, or 35.6% of net sales, in the first quarter of fiscal 2005.
The ASC Group’s operating loss in the first quarter of fiscal 2006 was $0.1 million, compared with breakeven results in the same period in fiscal 2005.
The Applied Surface Concepts Group essentially had no backlog at December 31, 2005.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, increased $0.2 million to $0.5 million in the first quarter of fiscal 2006 compared with $0.3 million in the first quarter of fiscal 2005. The increase is principally attributable to an increase in legal and professional expenses.
Other/General
     Interest expense was nominal in the first quarter of fiscal 2006, compared with $0.2 million in the first quarter of fiscal 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first quarter of fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	December 31,		December 31,
Credit Agreement	2005	2004	2005	2004
Industrial development variable rate demand revenue bond (1)	N/A	1.8%	N/A	$2.7 million
Term note (1)	N/A	7.7%	N/A	$4.3 million
Revolving credit agreement	7.8%	5.4%	$0.1 million	$3.0 million
Debt Purchase agreement (2)	4.2%	N/A	$1.3 million	N/A

(1)	The industrial development variable rate demand revenue bond and the term note were paid off during the first quarter of fiscal 2005.

(2)	The debt purchase agreement was entered into on September 29, 2005.
Currency exchange gain was nominal in the first quarter of fiscal 2006 compared with a loss of $0.3 million in the first quarter of fiscal 2005. This gain or loss is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first quarter of fiscal 2006, the U.S. dollar strengthened in relation to the euro.
Other income in the first quarter of fiscal 2005 includes a $6.3 gain on the sale of two buildings and land that were part of the Repair Group’s operations.
Income Tax Provision
In the first quarters of fiscal 2006 and 2005 the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. The Company recorded a U.S. income tax provision in first quarter of fiscal 2005 under the American Jobs Creation Act of 2004 for a dividend it received from its non-U.S. subsidiaries. The Company also recorded a non-U.S. income tax provision in the first quarter of fiscal 2005 related to the gain on the sale of certain non-U.S. assets.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.3 million at December 31, 2005 from $0.9 million at September 30, 2005.
The Company’s operating activities provided cash of $0.9 million in the first quarter of fiscal 2006, compared with $0.7 million of cash used in the first quarter of fiscal 2005. The $0.9 million of cash provided by operating activities in first quarter of fiscal 2006 is primarily due to (i) an increase in accounts payable of $0.5 million and a decrease in accounts receivable of $3.0 million partially offset by (ii) an operating loss of $1.8 million and an increase in inventories of $1.4 million. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including sales levels, collections from customers, the relative timing of payments to suppliers, and inventory levels required to support customer demand in general and, in particular, the increase in prices and significant extension of aerospace grade alloy lead times currently experienced by the ACM Group.
Capital expenditures were $0.2 million in the first quarter of fiscal 2006, compared with $0.5 million in the first quarter of fiscal 2005. Fiscal 2006 capital expenditures consist of $0.1 million by the ACM Group and $0.1 million by the ASC Group. During the first quarter of fiscal 2006, the ASC Group also invested $0.4 million to acquire a related business. The Company anticipates that total fiscal 2006 capital expenditures will approximate $2.0 million.
At December 31, 2005, the Company has a $6.0 million revolving credit agreement with a U.S. bank, subject to sufficiency of collateral, which expires on December 31, 2006 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 7.75% at December 31, 2005. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2005, $0.7 million was outstanding and the Company had $2.3 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the minimum tangible net worth and minimum EBITDA levels as of December 31, 2005; (ii) amends the minimum tangible net worth and minimum EBITDA levels for future periods; (iii) removes a $3.0 million reserve against the $6.0 million total revolving credit agreement amount, and (iv) extends the maturity date of the revolving credit agreement to March 31, 2007. Taking into consideration the impact of this agreement, the Company was in compliance with all applicable covenants at December 31, 2005.
At December 31, 2005, the Company’s Irish subsidiary, has a debt purchase agreement and certain related agreements with an Irish bank. The debt purchase agreement expires on September 26, 2006 and covers eligible accounts receivable of the Company’s Irish subsidiary, as defined. The maximum amount of this facility is approximately $3.6 million and the facility’s discounting rate is (i) the Irish bank’s prime rate plus 2% (4.84% at December 31, 2005) on euro denominated accounts receivable; (ii) the Irish bank’s cost of funds plus 2.5% (3.55% at December 31, 2005) on U.S. dollar denominated accounts receivable; and (iii) the Irish bank’s cost of funds plus 2.5% (6.98% at December 31, 2005) on British sterling denominated accounts receivable. The amount outstanding at December 31, 2005 under the debt purchase agreement was $0.4 million, and the Company had $1.4 million available under such agreement.
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
None
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company’s products and services in transactions denominated in non-U.S. dollar currencies (primarily the euro, British pound and Swedish krona); the payment in local currency of wages and other costs related to the Company’s non-U.S. operations (primarily the euro); and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.
The Company believes that inflation has not materially affected its results of operations during the first quarter of fiscal 2006, and does not expect inflation to be a significant factor in the balance of fiscal 2006.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations as well as its Irish subsidiary. The functional currency of the Irish subsidiary is the U.S. dollar because a substantial majority of the subsidiary’s transactions are denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss).
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2005, the Company had forward exchange contracts outstanding for durations of up to 9 months to purchase euros aggregating U.S. $8.7 million at a weighted average euro to U.S. dollar exchange rate of approximately 1.24. A ten percent appreciation or depreciation of the value of the U.S. dollar, relative to the currency in which the forward exchange contracts outstanding at December 31, 2005 are denominated, would result in a $0.8 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At December 31, 2005, the Company’s assets and liabilities denominated in the British pound, the euro and the Swedish Krona were as follows (amounts in thousands):

	British		Swedish
	Pounds	Euro	Krona
Cash and cash equivalents	137	108	246
Accounts receivable	454	1,144	606
Accounts payable and accrued liabilities	188	2,452	1,659
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a U.S. bank and a debt purchase agreement with an Irish bank. If interest rates were to increase or decrease 100 basis points (1%) from the December 31, 2005 rates, and assuming no change in the amount outstanding under the revolving credit agreement and the debt purchase agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings outstanding that could take place if these hypothetical conditions prevail.

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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated

Exhibit No.	Description
Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed on Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

Exhibit No.	Description
*4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit No.	Description
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)

Date: February 14, 2006	/s/	Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: February 14, 2006	/s/	Frank A. Cappello

Frank A. Cappello
Vice President — Finance and
Chief Financial Officer
(Principal Financial Officer)