Form 10-Q/A
period 2005-12-31
SIFCO INDUSTRIES INC
filed 2006-04-06
CIK 90168

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

Explanatory Note
Subsequent to the issuance of the Company’s unaudited consolidated condensed financial statements for the quarter ended December 31, 2005, the Company identified a clerical error in the calculation of its December 31, 2005 inventory valuation that resulted in a net understatement of inventory of approximately $403,000. This resulted in an overstatement of Cost of Goods Sold and a corresponding understatement of Income Before Income Tax Provision of approximately $403,000 for the quarter ended December 31, 2005. In addition, the Company identified a clerical error in the calculation of its employee benefit expense for the quarter ended December 31, 2005. This resulted in an understatement of Cost of Goods Sold and a corresponding overstatement of Income Before Income Tax Provision of approximately $45,000.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2005	2004
	(restated)
Net sales	$19,820	$19,081
Operating expenses:
Cost of goods sold	18,011	18,321
Selling, general and administrative expenses	3,270	3,102

Total operating expenses	21,281	21,423

Operating loss	(1,461)	(2,342)

Interest income	(8)	(36)
Interest expense	41	230
Foreign currency exchange loss (gain), net	(24)	301
Other income, net	(17)	(6,510)

Income (loss) before income tax provision	(1,453)	3,673

Income tax provision	13	1,315

Net income (loss)	$(1,466)	$2,358

Net income (loss) per share (basic)	$(0.28)	$0.45
Net income (loss) per share (diluted)	$(0.28)	$0.45

Weighted-average number of common shares (basic)	5,222	5,214
Weighted-average number of common shares (diluted)	5,222	5,223
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2005	2005
	(unaudited)
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$251	$884
Receivables, net	14,721	17,661
Inventories	10,613	8,746
Refundable income taxes	183	171
Prepaid expenses and other current assets	759	627

Total current assets	26,527	28,089

Property, plant and equipment, net	18,289	18,744

Other assets	2,959	2,690

Total assets	$47,775	$49,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$441	$1,915
Accounts payable	9,830	9,288
Accrued liabilities	7,303	7,267

Total current liabilities	17,574	18,470

Long-term debt, net of current maturities	701	10

Other long-term liabilities	8,632	8,645

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,224 and 5,228 shares at December 31, 2005 and September 30, 2005, respectively; outstanding 5,222 shares at December 31, 2005 and September 30, 2005	5,224	5,228
Additional paid-in capital	6,278	6,282
Retained earnings	20,674	22,140
Accumulated other comprehensive loss	(11,249)	(11,149)
Unearned compensation – restricted common shares	(43)	(60)
Common shares held in treasury at cost, 2 and 6 shares at December 31, 2005 and September 30, 2005, respectively	(16)	(43)

Total shareholders’ equity	20,868	22,398

Total liabilities and shareholders’ equity	$47,775	$49,523

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2005	2004
	(restated)
Cash flows from operating activities:
Net income (loss)	$(1,466)	$2,358
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	811	828
Gain on disposal of property, plant and equipment	—	(6,328)
Deferred income taxes	—	575
Share transactions under employee stock plan	36	21
Asset impairment charges	—	21

Changes in operating assets and liabilities:
Receivables	3,036	2,892
Inventories	(1,788)	(901)
Refundable income taxes	(4)	—
Prepaid expenses and other current assets	(119)	(384)
Other assets	65	(20)
Accounts payable	500	(22)
Accrued liabilities	(180)	(78)
Other long-term liabilities	(13)	334

Net cash provided by (used for) operating activities	878	(704)

Cash flows from investing activities:
Capital expenditures	(214)	(470)
Proceeds from disposal of property, plant and equipment	—	10,581
Acquisition of business, net of cash acquired	(427)	—
Other	(25)	167

Net cash provided by (used for) investing activities	(666)	10,278

Cash flows from financing activities:
Proceeds from debt purchase agreement	5,600	—
Repayment of debt purchase agreement	(7,136)	—
Proceeds from revolving credit agreement	1,482	9,033
Repayments of revolving credit agreement	(791)	(12,140)
Repayments of long-term debt	—	(7,245)

Net cash used for financing activities	(845)	(10,352)

Decrease in cash and cash equivalents	(633)	(778)
Cash and cash equivalents at the beginning of the period	884	5,578

Cash and cash equivalents at the end of the period	$251	$4,800

Supplemental disclosure of cash flow information:
Cash paid for interest	$(49)	$(271)
Cash paid for income taxes, net	(531)	(405)
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

Three Months Ended
December 31, 2004
Net income as reported	$2,358

Less: Stock-based compensation expense determined under fair value based method for all awards, net of related income tax effects	15

Pro forma net income as if the fair value based method had been applied to all awards	$2,343

Net income per share:
Basic – as reported	$0.45
Basic – pro forma	$0.45
Diluted – as reported	$0.45
Diluted – pro forma	$0.45

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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2005	278,000	$6.40

Options granted	—	—
Options exercised	—	—
Options canceled	(5,000)	$5.16

December 31, 2005	273,000	$6.42	6.1	$(690)

Vested or expected to vest at December 31, 2005	228,250	$6.95	5.5	$(697)
Exercisable at December 31, 2005	177,625	$7.79	4.6	$(691)
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

3. Inventories
Inventories consist of:

	December 31,	September 30,
	2005	2005
Raw materials and supplies	$4,152	$3,437
Work-in-process	3,519	2,793
Finished goods	2,942	2,516

Total inventories	$10,613	$8,746

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 63% of the Company’s inventories at December 31, 2005 and 60% at September 30, 2005. Cost is determined using the specific identification method for approximately 15% and 18% of the Company’s inventories at December 31, 2005 and September 30, 2005, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $4,493 and $4,122 higher than reported at December 31, 2005 and September 30, 2005, respectively.
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
4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended
	December 31,
	2005	2004
Net income (loss)	$(1,466)	$2,358
Foreign currency translation adjustment	(33)	184
Currency exchange contract adjustment	(67)	125
Minimum pension liability adjustment	—	1,356

Total comprehensive loss	$(1,566)	$4,023

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2005	2005
Foreign currency translation adjustment	$(6,751)	$(6,718)
Currency exchange contract adjustment	(355)	(288)
Minimum pension liability adjustment	(4,143)	(4,143)

Total accumulated other comprehensive loss	$(11,249)	$(11,149)

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
Segment information is as follows:

	Three Months Ended
	December 31,
	2005	2004
Net sales:
Turbine Component Services and Repair Group	$8,916	$8,812
Aerospace Component Manufacturing Group	8,196	7,413
Applied Surface Concepts Group	2,708	2,856

Consolidated net sales	$19,820	$19,081

Operating income (loss):
Turbine Component Services and Repair Group	$(950)	$(1,846)
Aerospace Component Manufacturing Group	92	(214)
Applied Surface Concepts Group	(66)	19
Corporate unallocated expenses	(537)	(301)

Consolidated operating loss	(1,461)	(2,342)

Interest expense, net	33	194
Foreign currency exchange loss (gain), net	(24)	301
Other income, net	(17)	(6,510)

Consolidated income (loss) before income tax provision	$(1,453)	$3,673

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
8. Restatement
Subsequent to the issuance of the Company’s unaudited consolidated condensed financial statements for the quarter ended December 31, 2005, the Company identified a clerical error in the calculation of its December 31, 2005 inventory valuation that resulted in a net understatement of inventory of approximately $403,000. In addition, the Company identified a clerical error in the calculation of its employee benefit expense for the quarter ended December 31, 2005, resulting in the understatement of employee benefit expense of approximately $45,000.
A summary of the effects of this restatement is as follows:
Statement of Operations Data:

	Three Months Ended
	December 31, 2005
	As Previously
	Reported	As Restated
Cost of goods sold	$18,369	$18,011
Total operating expenses	21,639	21,281
Operating loss	(1,819)	(1,461)
Loss before income tax provision	(1,811)	(1,453)
Net loss	(1,824)	(1,466)

Net loss per share (basic)	(0.35)	(0.28)
Net loss per share (diluted)	(0.35)	(0.28)
Balance Sheet Data:

	December 31, 2005
	As Previously
	Reported	As Restated
Inventories	$10,210	$10,613
Total current assets	26,124	26,527
Total assets	47,372	47,775

Accrued liabilities	7,258	7,303
Total current liabilities	17,529	17,574
Retained earnings	20,316	20,674
Total shareholders’ equity	20,510	20,868
Total liabilities and shareholders’ equity	47,372	47,775
Statement of Cash Flows data:

	Three Months Ended
	December 31, 2005
	As Previously
	Reported	As Restated
Net loss	$(1,824)	$(1,466)
Changes in operating assets and liabilities:
Inventories	(1,385)	(1,788)
Accrued liabilities	(225)	(180)

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
A. Results of Operations
Three Months Ended December 31, 2005 Compared with Three Months Ended December 31, 2004
Net sales in the first quarter of fiscal 2006 increased 3.9% to $19.8 million, compared with $19.1 million in the comparable period in fiscal 2005. Net loss in the first quarter of fiscal 2006 was $1.5 million, compared with net income of $2.4 million in the comparable period in fiscal 2005.
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
The ACM Group’s operating income in the first quarter of fiscal 2006 was $0.1 million, compared with a loss of $0.2 million in the same period in fiscal 2005. Operating results were favorably impacted by higher net sales volumes in the first quarter of fiscal 2006 compared with the same period in fiscal 2005 offset in part by (i) an increase in raw material prices, (ii) lower sales of scrap material; (iii) an increase in spending on energy and other operating costs; and (iii) an increase in expenditures for tooling.
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
The Company’s operating activities provided cash of $0.9 million in the first quarter of fiscal 2006, compared with $0.7 million of cash used in the first quarter of fiscal 2005. The $0.9 million of cash provided by operating activities in first quarter of fiscal 2006 is primarily due to (i) an increase in accounts payable of $0.5 million and a decrease in accounts receivable of $3.0 million partially offset by (ii) an operating loss of $1.5 million and an increase in inventories of $1.8 million. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including sales levels, collections from customers, the relative timing of payments to suppliers, and inventory levels required to support customer demand in general and, in particular, the increase in prices and significant extension of aerospace grade alloy lead times currently experienced by the ACM Group.
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
C. Restatement of Financial Statements
Subsequent to the issuance of the Company’s unaudited consolidated condensed financial statements for the quarter ended December 31, 2005, the Company identified a clerical error in the calculation of its December 31, 2005 inventory valuation that resulted in a net understatement of inventory of approximately $403,000. In addition, the Company identified a clerical error in the calculation of its employee benefit expense for the quarter ended December 31, 2005, resulting in the understatement of employee benefit expense of approximately $45,000.
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
The Chairman and Chief Executive Officer of the Company and the Chief Financial Officer of the Company have concluded that this restatement does not indicate a material deficiency in the Company’s controls and procedures. As a result of the restatement, management considered the effectiveness of disclosure controls and procedures in place with respect to the inventory valuation process. Management believes that key controls were in place and the disclosure controls were functioning properly. However, because the circumstances surrounding the error were unusual and infrequent, the error was not identified in a timely manner. Management believes that this error was isolated.
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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

Exhibit
No.	Description
4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed on Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference.

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.8	Change in Control Agreement between the Company and Frank Cappello, dated November 9, 2000, filed as Exhibit 10 (j) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description
10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: April 6, 2006	/s/ Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: April 6, 2006	/s/ Frank A. Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)