Form 10-Q
period 2006-03-31
SIFCO INDUSTRIES INC
filed 2006-05-15
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes  ☐     No  ☑
The number of the Registrant’s Common Shares outstanding at March 31, 2006 was 5,205,391.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$24,511	$19,843	$44,331	$38,924
Operating expenses:
Cost of goods sold	21,545	18,133	39,556	36,454
Selling, general and administrative expenses	3,778	3,264	7,048	6,366

Total operating expenses	25,323	21,397	46,604	42,820

Operating loss	(812)	(1,554)	(2,273)	(3,896)

Interest income	(7)	(15)	(15)	(51)
Interest expense	57	25	98	255
Foreign currency exchange loss (gain), net	(26)	(230)	(50)	71
Other income, net	(210)	(1)	(227)	(6,511)

Income (loss) before income tax provision	(626)	(1,333)	(2,079)	2,340

Income tax provision	7	23	20	1,338

Net income (loss)	$(633)	$(1,356)	$(2,099)	$1,002

Net income (loss) per share (basic)	$(0.12)	$(0.26)	$(0.40)	$0.19
Net income (loss) per share (diluted)	$(0.12)	$(0.26)	$(0.40)	$0.19

Weighted-average number of common shares (basic)	5,222	5,225	5,222	5,220
Weighted-average number of common shares (diluted)	5,228	5,233	5,225	5,227
     See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$212	$884
Receivables, net	17,639	17,661
Inventories	9,639	8,746
Refundable income taxes	194	171
Prepaid expenses and other current assets	809	627
Assets held for sale	3,416	—

Total current assets	31,909	28,089

Property, plant and equipment, net	14,764	18,744

Other assets	2,657	2,690

Total assets	$49,330	$49,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$89	$1,915
Accounts payable	10,452	9,288
Accrued liabilities	7,385	7,267

Total current liabilities	17,926	18,470

Long-term debt, net of current maturities	2,241	10

Other long-term liabilities	8,594	8,645

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,224 and 5,228 shares at March 31, 2006 and September 30, 2005, respectively; outstanding 5,222 shares at March 31, 2006 and September 30, 2005	5,224	5,228
Additional paid-in capital	6,297	6,282
Retained earnings	20,041	22,140
Accumulated other comprehensive loss	(10,951)	(11,149)
Unearned compensation – restricted common shares	(26)	(60)
Common shares held in treasury at cost, 2 and 6 shares at March 31, 2006 and September 30, 2005, respectively	(16)	(43)

Total shareholders’ equity	20,569	22,398

Total liabilities and shareholders’ equity	$49,330	$49,523

     See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,099)	$1,002
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,594	1,656
Loss (gain) on disposal of property, plant and equipment	4	(6,308)
Deferred income taxes	—	575
Share transactions under employee stock plan	72	44
Asset impairment charges	—	21

Changes in operating assets and liabilities:
Receivables	118	1,761
Inventories	(815)	(2,790)
Refundable income taxes	(15)	—
Prepaid expenses and other current assets	(168)	(391)
Other assets	80	(24)
Accounts payable	1,123	947
Accrued liabilities	170	(254)
Other long-term liabilities	(51)	113

Net cash provided by (used for) operating activities	13	(3,648)

Cash flows from investing activities:
Capital expenditures	(596)	(1,365)
Proceeds from disposal of property, plant and equipment	—	10,598
Acquisition of business, net of cash acquired	(436)	—
Other	(2)	128

Net cash provided by (used for) investing activities	(1,034)	9,361

Cash flows from financing activities:
Proceeds from debt purchase agreement	11,891	—
Repayments of debt purchase agreement	(13,751)	—
Proceeds from revolving credit agreement	7,699	13,202
Repayments of revolving credit agreement	(5,468)	(15,185)
Proceeds from other debt	248	—
Repayments of other debt	(270)	—
Repayments of long-term debt	—	(7,245)

Net cash provided by (used for) financing activities	349	(9,228)

Decrease in cash and cash equivalents	(672)	(3,515)
Cash and cash equivalents at the beginning of the period	884	5,578

Cash and cash equivalents at the end of the period	$212	$2,063

Supplemental disclosure of cash flow information:
Cash paid for interest	$(72)	$(294)
Cash paid for income taxes, net	(522)	(615)
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
B. Stock-Based Compensation
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123 (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this statement using the modified prospective method and, accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized for the six months ended March 31, 2006 was $38. No tax benefit was recognized for this compensation expense.
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

	Three	Six
	Months Ended	Months Ended
	March 31, 2005	March 31, 2005
Net income (loss) as reported	$(1,356)	$1,002

Less: Stock-based compensation expense determined under fair value based method for all awards	14	28

Pro forma net income (loss) as if the fair value based method had been applied to all awards	$(1,370)	$974

Net income (loss) per share:
Basic – as reported	$(0.26)	$0.19
Basic – pro forma	$(0.26)	$0.19
Diluted – as reported	$(0.26)	$0.19
Diluted – pro forma	$(0.26)	$0.19

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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2005	278,000	$6.40

Options granted	—	—
Options exercised	—	—
Options canceled	(5,000)	$5.16

March 31, 2006	273,000	$6.42	5.8	$(471)

Vested or expected to vest at March 31, 2006	258,750	$6.57	5.7	$(483)
Exercisable at March 31, 2006	177,625	$7.79	4.4	$(549)
As of March 31, 2006, there was $96 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.
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
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to amortization of unearned compensation was $35 and $44 in the six months ended March 31, 2006 and 2005, respectively. At March 31, 2006, there was $26 of total unrecognized compensation expense related to restricted stock awards. This compensation expense is expected to be recognized over a weighted-average period of less than one year.
C. New Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial instruments” — an amendment of FASB statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
2. Acquisition
On October 12, 2005, the Company’s Applied Surface Concepts Group acquired the stock of Selmet Norden AB of Rattvik, Sweden, a supplier of contract manufacturing services for selective plating that serves the industrial community in Scandinavia. The acquisition was accounted for as a purchase, with the results of operations included in the consolidated financial statements beginning with the acquisition date. The purchase price, net of cash acquired, was $436. The preliminary purchase price allocation resulted in current assets of $198, property, plant and equipment of $437, other assets of $47, and current liabilities of $246. Pro forma financial information is not presented as the effect of the acquisition is not material to the Company’s financial position or results of operations.
3. Inventories
Inventories consist of:

	March 31,	September 30,
	2006	2005
Raw materials and supplies	$3,466	$3,437
Work-in-process	3,886	2,793
Finished goods	2,287	2,516

Total inventories	$9,639	$8,746

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 61% and 60% of the Company’s inventories at March 31, 2006 and September 30, 2005, respectively. Cost is determined using the specific identification method for approximately 13% and 18% of the Company’s inventories at March 31, 2006 and September 30, 2005, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $5,140 and $4,122 higher than reported at March 31, 2006 and September 30, 2005, respectively.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement in the first six months of fiscal year 2006 did not have a material impact on the Company’s financial position or results of operations.
4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net income (loss)	$(633)	$(1,356)	$(2,099)	$1,002
Foreign currency translation adjustment	30	(47)	(3)	137
Unrealized gain on interest rate swap agreement	—	—	—	125
Currency exchange contract adjustment	268	(1,190)	201	166
Minimum pension liability adjustment	—	(27)	—	(27)

Total comprehensive income (loss)	$(335)	$(2,620)	$(1,901)	$1,403

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2006	2005
Foreign currency translation adjustment	$(6,721)	$(6,718)
Currency exchange contract adjustment	(87)	(288)
Minimum pension liability adjustment	(4,143)	(4,143)

Total accumulated other comprehensive loss	$(10,951)	$(11,149)

5. Long-Term Debt
In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the minimum tangible net worth and the minimum EBITDA levels as of December 31, 2005, (ii) amends the minimum tangible net worth and the minimum EBITDA levels for future periods, (iii) removes a $3,000 reserve against the $6,000 total revolving credit agreement amount, and (iv) extends the maturity date of the credit agreement to March 31, 2007. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants as of March 31, 2006.
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
Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales:
Turbine Component Services and Repair Group	$9,252	$9,863	$18,167	$18,675
Aerospace Component Manufacturing Group	11,962	6,743	20,159	14,156
Applied Surface Concepts Group	3,297	3,237	6,005	6,093

Consolidated net sales	$24,511	$19,843	$44,331	$38,924

Operating income (loss):
Turbine Component Services and Repair Group	$(1,694)	$(722)	$(2,644)	$(2,568)
Aerospace Component Manufacturing Group	938	(625)	1,030	(839)
Applied Surface Concepts Group	106	425	40	444
Corporate unallocated expenses	(162)	(632)	(699)	(933)

Consolidated operating loss	(812)	(1,554)	(2,273)	(3,896)

Interest expense, net	50	10	83	204
Foreign currency exchange loss (gain), net	(26)	(230)	(50)	71
Other income, net	(210)	(1)	(227)	(6,511)

Consolidated income (loss) before income tax provision	$(626)	$(1,333)	$(2,079)	$2,340

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Service cost	$230	$180	$460	$358
Interest cost	366	363	731	724
Expected return on plan assets	(392)	(425)	(784)	(848)
Amortization of transition asset	—	(2)	—	(5)
Amortization of prior service cost	33	33	66	66
Amortization of net (gain) loss	75	26	151	52

Net periodic benefit cost	$312	$175	$624	$347

Through March 31, 2006, the Company has made $621 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $457 to fund its defined benefit pension plans during the balance of fiscal 2006, resulting in total projected contributions of $1,078 in fiscal 2006.
8. Subsequent Event
On May 10, 2006 the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics, which is based in Zurich, Switzerland (“SRT”), through a wholly-owned Irish subsidiary named SR Technics Airfoil Services Limited. Historically, the large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of the transaction. Net proceeds from the sale of the business was approximately $9.8 million and the assets that were sold had a net book value of approximately $4.4 million, of which $3.4 million was classified as assets held for sale and $1.0 million was classified as inventory at March 31, 2006. SIFCO Turbine retains substantially all existing liabilities of the business and the Company has guaranteed the performance by SIFCO Turbine of all of its obligations and liabilities under an applicable asset purchase agreement.
The cash flows of the large aerospace portion of its turbine engine component repair business cannot be clearly distinguished operationally, and for financial reporting purposes, from the rest of SIFCO Turbine’s operations. While the related revenues of the large aerospace portion of its turbine engine component repair business can be clearly distinguished, the related costs cannot be clearly distinguished as there are many common costs that would require allocation. Consequently, the large aerospace portion of its turbine engine component repair business does not represent a component of an entity as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and the results of operations of such business cannot be reported in discontinued operations in accordance with that standard. Net sales of the large aerospace portion of the turbine engine component repair business that was sold were $8.4 million and $10.4 million in the first six months of fiscal 2006 and 2005, respectively.

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
A. Results of Operations
Six Months Ended March 31, 2006 Compared with Six Months Ended March 31, 2005
Net sales in the first six months of fiscal 2006 increased 13.9% to $44.3 million, compared with $38.9 million in the comparable period in fiscal 2005. Net loss in the first six months of fiscal 2006 was $2.1 million, compared with a net income of $1.0 million in the comparable period in fiscal 2005.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first six months of fiscal 2006 decreased 2.7% to $18.2 million, compared with $18.7 million in the comparable fiscal 2005 period. Component manufacturing and repair net sales increased $1.2 million to $16.8 million in the first six months of fiscal 2006, compared with $15.6 million in the comparable fiscal 2005 period. Demand for component repairs for large aerospace turbine engines and for industrial turbine engines decreased, while the demand for precision component machining and for component repairs for small aerospace turbine engines increased in the first six months of fiscal 2006, compared with the comparable fiscal 2005 period. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $1.7 million to $1.4 in the first six months of fiscal 2006, compared with $3.1 million in the comparable fiscal 2005 period.
During the first six months of fiscal 2006, the Repair Group’s selling, general and administrative expenses increased $0.3 million to $2.5 million, or 13.9% of net sales, from $2.2 million, or 11.6% of net sales, in the comparable fiscal 2005 period. Included in the $2.5 million of selling, general and administrative expenses in the first six months of fiscal 2006 were $0.6 million of transaction and related charges associated with the sale of its large aerospace turbine engine component repair business, which closed in the third quarter of fiscal 2006. Included in the $2.2 million of selling, general and administrative expenses in the first six months of fiscal 2005 were $0.2 million related to severance charges. The remaining selling, general and administrative expenses in the first six months of fiscal 2006 and 2005 were $1.9 million, or 10.5% of net sales, and $2.0 million, or 10.6% of net sales, respectively.
The Repair Group’s operating loss in the first six months of both fiscal 2006 and 2005 was $2.6 million. Operating results continued to be negatively impacted in the first six months of fiscal 2006 by (i) the $0.6 million of aforementioned transaction and related charges associated with the sale of a portion of the Repair Group’s turbine engine component repair business and (ii) negative margins, resulting from decreased sales volumes, for component manufacturing and repair services, partially offset by positive margins on sales of replacement parts.
During the last half of fiscal 2005 and continuing into the first half of fiscal 2006, the U.S. dollar strengthened against the euro. The Repair Group’s non-U.S. operation has most of its sales, in particular its large aerospace turbine engine component repair sales, denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. However, during the first six months of fiscal 2006, the Repair Group hedged its exposure to the euro at exchange rates that were less favorable than the exchange rates used to hedge the same exposure in the first six months of fiscal 2005 and, therefore, the Repair Group’s operating results were not significantly impacted by a stronger U.S. dollar during the first six months of fiscal 2006 compared to the same period in fiscal 2005.
The Repair Group’s backlog as of March 31, 2006, was $5.9 million, compared with $4.8 million as of September 30, 2005. At March 31, 2006, $4.1 million of the total backlog is scheduled for delivery over the next twelve months and $1.8 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first six months of fiscal 2006 increased 42.4% to $20.2 million, compared with $14.2 million in the comparable period of fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $3.5 million to $10.3 million in the first six months of 2006, compared with $6.8 million in the comparable period of fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.2 million to $5.5 million in the first six months of fiscal 2006 compared with $5.3 million in the comparable period in fiscal 2005. Net sales of airframe components for large aircraft increased $0.7 million to $1.7 million in the first six months of fiscal 2006, compared with $1.0 million in the comparable period of fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.4 million to $0.9 million in the first six months of fiscal 2006, compared with $0.5 million in the comparable period of fiscal 2005. Other product and non-product sales were $1.8 million and $0.6 million in the first six months of fiscal 2006 and 2005, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $8.4 million in the first six months of fiscal 2006, compared with $6.0 million in the comparable period in fiscal 2005.
During the first six months of fiscal 2006, the ACM Group’s selling, general and administrative expense were $1.6 million, or 7.8% of net sales, compared with $1.1 million, or 8.0% of net sales, in the same period in fiscal 2005. The $0.5 million increase in the first six months of fiscal 2006 was principally due to increases in the ACM Group’s provision for bad debts, expenditures for consulting and professional services, and variable selling costs due to the overall significant increase in net sales during the first six months of fiscal 2006.
The ACM Group’s operating income in the first six months of fiscal 2006 was $1.0 million, compared with an operating loss of $0.8 million in the same period in fiscal 2005. Operating results were positively impacted in the first six months of fiscal 2006 compared with the same period in fiscal 2005 due to the positive impact on margins resulting from significantly higher sales volumes partially offset by an increase in the LIFO provision, which increase was due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry as well as increases in certain other components of its manufacturing costs.
The ACM Group’s backlog as of March 31, 2006 was $53.6 million, compared with $46.5 million as of September 30, 2005. At March 31, 2006, $42.8 million of the total backlog was scheduled for delivery over the next twelve months and $10.8 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts Group
Net sales of the Applied Surface Concepts Group decreased 1.4% to $6.0 million in the first six months of fiscal 2006, compared with net sales of $6.1 million in the first six months of fiscal 2005. In the first six months of fiscal 2006, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 4.1% to $3.2 million, compared with $3.1 million in the same period in fiscal 2005. In the first six months of fiscal 2006, customized selective electrochemical finishing contract service net sales decreased 7.2% to $2.8 million, compared with $3.0 million in the same period in fiscal 2005. In the first six months of fiscal 2006, net sales increased to customers in the military, the pulp and paper industry, and the power generation industry compared with the same period in fiscal 2005. These net sales gains were partially offset in the first six months of fiscal 2006 by net sales decreases to the automotive industry compared with the same period in fiscal 2005.
Selling, general and administrative expenses in the first six months of fiscal 2006 were $2.2 million, or 37.6% of net sales, compared with $2.1 million, or 35.0% of net sales, in the first six months of fiscal 2005. The $0.1 million increase in selling, general and administrative expenses in the first six months of fiscal 2006 is principally attributable to an increase in compensation and related benefits expenses.
The Applied Surface Concepts Group’s operating income was essentially breakeven in the first six months of fiscal 2006, compared with $0.4 million of operating income in the same period in fiscal 2005 due principally to the above noted items.
The Applied Surface Concepts Group essentially had no backlog at March 31, 2006.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, decreased $0.2 million to $0.7 million in the first six months of fiscal 2006 compared with $0.9 million in the first six months of fiscal 2005. Included in the $0.9 million of selling, general and administrative expenses in the first six months of fiscal 2005 were $0.3 million of severance and related employee benefit expenses incurred as a result of a reorganization of personnel. The remaining selling, general and administrative expenses in the first six months of fiscal 2006 and 2005 were $0.7 million and $0.6 million, respectively.
Other/General
Interest expense was $0.1 million in the first six months of fiscal 2006 compared with $0.3 million in the first six months of fiscal 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first six months of fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Six Months Ended		Six Months Ended
	March 31,		March 31,
Credit Agreement	2006	2005	2006	2005
Industrial development variable rate demand revenue bond (1)	N/A	1.8%	N/A	$1.2 million
Term note (1)	N/A	7.7%	N/A	$1.5 million
Revolving credit agreement	8.0%	5.4%	$0.5 million	$1.3 million
Debt purchase agreement (2)	4.3%	N/A	$1.1 million	N/A

(1)	Industrial development variable rate demand revenue bond and the term note were paid off during the first quarter of fiscal 2005.

(2)	Debt purchase agreement was entered into on September 29, 2005.
Currency exchange impact was nominal in the first six months of fiscal 2006, compared with a $0.1 million loss in the comparable period in fiscal 2005. This loss is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first six months of fiscal 2005, the euro strengthened in relation to the U.S. dollar.
Other income in the first six months of fiscal 2005 includes a $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation and a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations.
Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
Net sales in the second quarter of fiscal 2006 increased 23.5% to $24.5 million, compared with $19.8 million in the comparable period in fiscal 2005. Net loss in the second quarter of fiscal 2006 was $0.6 million, compared with a net loss of $1.4 million in the comparable period in fiscal 2005.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the second quarter of fiscal 2006 decreased 6.2% to $9.3 million, compared with $9.9 million in the comparable fiscal 2005 period. Component manufacturing and repair net sales increased $0.5 million to $8.5 million in the second quarter of fiscal 2006, compared with $8.0 million in the comparable fiscal 2005 period. Demand for component repairs for large aerospace turbine engines and industrial turbine engines decreased, while the demand for precision component machining and for component repairs for small aerospace turbine engines increased in the second quarter of fiscal 2006, compared with the comparable fiscal 2005 period. Net sales associated with the demand for replacement parts, which often complement component repair services provided to customers, decreased $1.1 million to $0.8 in the second quarter of fiscal 2006, compared with $1.9 million in the comparable fiscal 2005 period.
During the second quarter of fiscal 2006, the Repair Group’s selling, general and administrative expenses increased $0.5 million to $1.5 million, or 16.6% of net sales, from $1.0 million, or 10.1% of net sales, in the comparable fiscal 2005 period. Included in the $1.5 million of selling, general and administrative expenses in the second quarter of fiscal 2006 were $0.6 million of transaction and related charges associated with the sale of its large aerospace turbine engine component repair business, which closed in the third quarter of fiscal 2006. Included in the $1.0 million of selling, general and administrative expenses in the second quarter of fiscal 2005 were $0.1 million related to severance charges. The remaining selling, general and administrative expenses in the second quarters of fiscal 2006 and 2005 were $0.9 million, or 10.0% of net sales, and $0.9 million, or 9.6% of net sales, respectively.
The Repair Group’s operating loss in the second quarter of fiscal 2006 was $1.7 million, compared with an operating loss of $0.7 million in the same period in fiscal 2005. Operating results in the second quarter of fiscal 2006 were negatively impacted by (i) the $0.6 million of aforementioned transaction and related charges associated with the sale of a portion of the Repair Group’s turbine engine component repair business and (ii) negative margins, resulting from decreased sales volumes, for component manufacturing and repair services, partially offset by positive margins on sales of replacement parts.
During the last half of fiscal 2005 and continuing into the first half of fiscal 2006, the U.S. dollar strengthened against the euro. The Repair Group’s non-U.S. operation has most of its sales, in particular its large aerospace turbine engine component repair sales, denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. However, during the second quarter of fiscal 2006, the Repair Group hedged its exposure to the euro at exchange rates that were less favorable than the exchange rates used to hedge the same exposure in the second quarter of fiscal 2005 and, therefore, the Repair Group’s operating results were not significantly impacted by a stronger U.S. dollar during the second quarter of fiscal 2006 compared to the same period in fiscal 2005.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the second quarter of fiscal 2006 increased 77.4% to $12.0 million, compared with $6.7 million in the comparable period of fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $3.5 million to $6.8 million in the second quarter of fiscal 2006, compared with $3.3 million in the comparable period in fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.3 million to $2.8 million in the second quarter of fiscal 2006, compared with $2.5 million in the comparable period in fiscal 2005. Net sales of airframe components for large aircraft increased $0.5 million to $1.0 million in the second quarter of fiscal 2006, compared with $0.5 million in the comparable period in fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.1 million to $0.3 million in the second quarter of fiscal 2006, compared with $0.2 million in the comparable period in fiscal 2005. Other product and non-product sales were $1.1 million and $0.2 million in the second quarters of fiscal 2006 and 2005, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $5.6 million in the second quarter of fiscal 2006, compared with $2.9 million in the comparable period in fiscal 2005.
During the second quarter of fiscal 2006, the ACM Group’s selling, general and administrative expenses increased $0.3 million to $0.9 million, or 7.7% of net sales, compared with $0.6 million, or 8.9% of net sales, in the comparable period of fiscal 2005. The $0.3 million increase in second quarter of fiscal 2005 was principally due to increases in the ACM Group’s provision for bad debts, expenditures for consulting and professional services, and variable selling costs due to the overall significant increase in net sales during the second quarter of fiscal 2006.
The ACM Group’s operating income in the second quarter of fiscal 2006 was $0.9 million, compared with an operating loss of $0.6 million in the same period in fiscal 2005. Operating results were positively impacted in the second quarter of fiscal 2006 compared with the same period in fiscal 2005 due to (i) the positive impact on margins resulting from significantly higher sales volumes and (ii) the recovery of certain tooling cost from customers for which a portion of the expenditures were expensed in prior periods. This was partially offset by an increase in the LIFO provision in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, which increase was due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry as well as increases in certain other components of its manufacturing costs.
Applied Surface Concepts Group
Net sales of the Applied Surface Concepts Group increased 1.9% to $3.3 million in the second quarter of fiscal 2006, compared with net sales of $3.2 million in the second quarter of fiscal 2005. Product net sales, consisting of selective electrochemical finishing equipment and solutions were $1.7 million in the second quarters of both fiscal 2006 and 2005. In the second quarter of fiscal 2006, customized selective electrochemical finishing contract service net sales increased 6.1% to $1.6 million, compared with $1.5 million in the same period in fiscal 2005. In the second quarter of fiscal 2006, net sales increased to customers in the military, the power generation industry, the pulp and paper industry, and the oil and gas exploration industry compared with the same period in fiscal 2005. These net sales gains were partially offset in the second quarter of fiscal 2006 by net sales decreases to the automotive industry and the aerospace industry, compared with the same period in fiscal 2005.
Selling, general and administrative expenses in the second quarter of fiscal 2006 were $1.1 million, or 35.2% of net sales, compared with $1.0 million, or 31.9% of net sales, in the second quarter of fiscal 2005. The $0.1 million increase in selling, general and administrative expenses in the second quarter of fiscal 2006 is principally attributable to an increase in compensation and related benefits expenses.
The Applied Surface Concepts Group’s operating income in the second quarter of fiscal 2006 was $0.1 million, compared with $0.4 million in the same period in fiscal 2005 due principally to the above noted items.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses decreased $0.4 million to $0.2 million in the second quarter of fiscal 2006 compared with $0.6 million in the second quarter of fiscal 2005. Included in the $0.2 million of selling, general and administrative expenses in the second quarter of fiscal 2006 was a $0.1 million credit to legal and professional expenses. This credit resulted from a reclassification to the Repair Group of $0.1 million of such expenses associated with the sale of its large aerospace turbine engine component repair business, which sale is expected to close in the third quarter of fiscal 2006. Included in the $0.6 million of selling, general and administrative expenses in the second quarter of fiscal 2005 were $0.3 million of severance and related employee benefit expenses incurred as a result of a reorganization of personnel. The remaining selling, general and administrative expenses in the second quarters of both fiscal 2006 and 2005 were $0.3 million.

Other/General
Interest expense was nominal in the second quarters of both fiscal 2006 and 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the second quarter of fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Credit Agreement	2006	2005	2006	2005
Revolving credit agreement	8.0%	5.9%	$1.0 million	$0.5 million
Debt purchase agreement (1)	4.4%	N/A	$0.9 million	N/A

(1)	The debt purchase agreement was entered into on September 29, 2005.
Currency exchange gain was nominal in the second quarter of fiscal 2006, compared with a $0.2 million gain in the comparable period in fiscal 2005. This gain is the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the second quarter of fiscal 2005, the euro weakened in relation to the U.S. dollar.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.2 million at March 31, 2006 from $0.9 million at September 30, 2005.
The Company’s operating activities were breakeven from a cash perspective in the first six months of fiscal 2006, compared with $3.6 million of cash consumed in the first six months of fiscal 2005. The breakeven cash operating activities in first six months of fiscal 2006 were primarily due to a cash operating loss of $0.4 million and an increase in inventories of $0.8 million, partially offset by a $1.1 million increase in accounts payable. The change in these components of working capital was due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.
Capital expenditures were $0.6 million in the first six months of fiscal 2006, compared with $1.4 million in the first six months of fiscal 2005. Fiscal 2006 capital expenditures consist of $0.1 million by the ACM Group, $0.3 million by the Applied Surface Concepts Group and $0.2 million by the Repair Group. During the first quarter of fiscal 2006, the ASC Group also invested $0.4 million to acquire a related business. The Company anticipates that total fiscal 2006 capital expenditures will approximate $2.0 million.
At March 31, 2006, the Company has a $6.0 million revolving credit agreement with a U.S. bank, subject to sufficiency of collateral, which expires on March 31, 2007 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 8.25% at March 31, 2006. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2006, $2.2 million was outstanding and the Company had $3.7 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the minimum tangible net worth and minimum EBITDA levels as of December 31, 2005; (ii) amends the minimum tangible net worth and minimum EBITDA levels for future periods; (iii) removes a $3.0 million reserve against the $6.0 million total revolving credit agreement amount, and (iv) extends the maturity date of the revolving credit agreement to March 31, 2007. Taking into consideration the impact of this agreement, the Company was in compliance with all applicable covenants at March 31, 2006.
At March 31, 2006, the Company’s Irish subsidiary, has a debt purchase agreement and certain related agreements with an Irish bank. The debt purchase agreement expires on September 26, 2006 and covers eligible accounts receivable of the Company’s Irish subsidiary, as defined. The maximum amount of this facility is approximately $3.6 million and the facility’s discounting rate is (i) the Irish bank’s prime rate plus 2% (4.84% at March 31, 2006) on euro denominated accounts receivable; (ii) the Irish bank’s cost of funds plus 2.5% (4.85% at March 31, 2006) on U.S. dollar denominated accounts receivable; and (iii) the Irish bank’s cost of funds plus 2.5% (4.55% at March 31, 2006) on British sterling denominated accounts receivable. The amount outstanding at March 31, 2006 under the debt purchase agreement was $0.1 million, and the Company had $2.2 million available under such agreement.
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
C. Recently Issued Accounting Standards
In February 2006, the the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial instruments” — an amendment of FASB statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
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
The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2006, and does not expect inflation to be a significant factor in the balance of fiscal 2006.

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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2006, the Company had forward exchange contracts outstanding for durations of up to 6 months to purchase euros aggregating U.S. $4.8 million at a weighted average euro to U.S. dollar exchange rate of approximately 1.24. A ten percent appreciation or depreciation of the value of the U.S. dollar, relative to the currency in which the forward exchange contracts outstanding at March 31, 2006 are denominated, would result in a $0.5 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At March 31, 2006, the Company’s assets and liabilities denominated in the British Pound, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	British Pound	Euro	Swedish Krona
Cash and cash equivalents	139	109	240
Accounts receivable	530	961	983
Accounts payable and accrued liabilities	296	2,289	1,001
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from March 31, 2006, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on January 31, 2006 there were a total of 4,875,800 shareholders voting either in person or by proxy. The shareholders:
A.	Elected six directors to the Company’s Board of Directors, Jeffrey P. Gotschall, Michael S. Lipscomb, P. Charles Miller, Jr., Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, to serve on the Board of Directors until the Company’s Annual Meeting in 2007.

The results of the voting for directors were as follows:

Name	Votes For	Votes Withheld
Jeffrey P. Gotschall	4,226,709	649,091
Michael S. Lipscomb	4,185,369	690,431
P. Charles Miller, Jr.	4,218,294	657,506
Alayne L. Reitman	4,224,794	651,006
Hudson D. Smith	4,245,879	629,921
J. Douglas Whelan	4,215,732	660,068
B.	Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2006. There were 4,750,017 votes cast for the appointment, 62,673 votes cast against the appointment and 63,110 abstentions.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits
The following exhibits are filed with this report or are incorporated herby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit
No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

Exhibit
No.	Description
4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference
4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference
4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30,2003, and incorporated herein by reference
4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference
4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference
4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference
4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference
4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 of the Company’s Form 10-Q dated December 31,2004, and incorporated herin by reference
4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference
4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference
4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference
4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference
4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference
4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

Exhibit
No.	Description
9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference
10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference
10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference
10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference
10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference
10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference
10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference
*10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006.
14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

Exhibit
No.	Description
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: May 15, 2006	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: May 15, 2006	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)