Form 10-Q
period 2006-06-30
SIFCO INDUSTRIES INC
filed 2006-08-14
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at June 30, 2006 was 5,209,391.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$22,319	$20,822	$66,650	$59,746
Operating expenses and other:
Cost of goods sold	19,261	18,630	58,764	55,025
Selling, general and administrative expenses	3,076	2,888	10,124	9,254
Loss (gain) on disposal of operating assets	(3,208)	(5)	(3,204)	21

Total operating expenses and other	19,129	21,513	65,684	64,300

Operating income (loss)	3,190	(691)	966	(4,554)

Interest income	(41)	(11)	(56)	(62)
Interest expense	60	49	158	304
Foreign currency exchange gain, net	(102)	(127)	(152)	(56)
Other income, net	(737)	(11)	(915)	(6,489)

Income (loss) before income tax provision	4,010	(591)	1,931	1,749

Income tax provision	679	104	699	1,442

Net income (loss)	$3,331	$(695)	$1,232	$307

Net income (loss) per share (basic)	$0.64	$(0.13)	$0.24	$0.06
Net income (loss) per share (diluted)	$0.64	$(0.13)	$0.24	$0.06

Weighted-average number of common shares (basic)	5,222	5,230	5,222	5,223
Weighted-average number of common shares (diluted)	5,230	5,231	5,226	5,228
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September
	2006	30, 2005
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,812	$884
Receivables, net	19,948	17,661
Inventories	9,001	8,746
Refundable income taxes	205	171
Prepaid expenses and other current assets	920	627

Total current assets	34,886	28,089

Property, plant and equipment, net	14,424	18,744
Other assets	2,664	2,690

Total assets	$51,974	$49,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31	$1,915
Accounts payable	12,695	9,288
Accrued liabilities	6,537	7,267

Total current liabilities	19,263	18,470

Long-term debt, net of current maturities	562	10

Other long-term liabilities	7,988	8,645

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,222 and 5,228 shares at June 30, 2006 and September 30, 2005, respectively; outstanding 5,222 shares at June 30, 2006 and September 30, 2005	5,222	5,228
Additional paid-in capital	6,306	6,282
Retained earnings	23,372	22,140
Accumulated other comprehensive loss	(10,735)	(11,149)
Unearned compensation — restricted common shares	(4)	(60)
Common shares held in treasury at cost, 0 and 6 shares at June 30, 2006 and September 30, 2005, respectively	—	(43)

Total shareholders’ equity	24,161	22,398

Total liabilities and shareholders’ equity	$51,974	$49,523

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,232	307
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	2,136	2,450
Gain on disposal of assets	(3,204)	(6,313)
Deferred income taxes	—	575
Share transactions under employee stock plan	117	66
Asset impairment charges	—	21

Changes in operating assets and liabilities:
Receivables	(2,190)	1,217
Inventories	(1,210)	(863)
Refundable income taxes	(26)	—
Prepaid expenses and other current assets	(235)	(225)
Other assets	73	(19)
Accounts payable	3,365	(1,874)
Accrued liabilities	(592)	(610)
Other long-term liabilities	(657)	(122)

Net cash used for operating activities	(1,191)	(5,390)

Cash flows from investing activities:
Capital expenditures	(881)	(1,822)
Proceeds from disposal of assets	7,790	10,598
Acquisition of business, net of cash acquired	(436)	—
Other	38	51

Net cash provided by investing activities	6,511	8,827

Cash flows from financing activities:
Proceeds from debt purchase agreement	16,958	—
Repayments of debt purchase agreement	(18,871)	—
Proceeds from revolving credit agreement	11,451	19,864
Repayments of revolving credit agreement	(10,898)	(19,913)
Proceeds from other debt	82	—
Repayments of other debt	(113)	—
Repayments of long-term debt	(1)	(7,247)

Net cash used for financing activities	(1,392)	(7,296)

Increase (decrease) in cash and cash equivalents	3,928	(3,859)
Cash and cash equivalents at the beginning of the period	884	5,578

Cash and cash equivalents at the end of the period	$4,812	$1,719

Supplemental disclosure of cash flow information:
Cash paid for interest	$116	$315
Cash paid for income taxes, net	530	797
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
B. Stock-Based Compensation
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Accounting for Stock-Based Compensation”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123 (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this statement using the modified prospective method and, accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized for the nine months ended June 30, 2006 was $61. No tax benefit was recognized for this compensation expense.
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

	Three	Nine
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
Net income (loss) as reported	$(695)	$307

Less: Stock-based compensation expense determined under fair value based method for all awards	13	39

Pro forma net income (loss) as if the fair value based method had been applied to all awards	$(708)	$268

Net income (loss) per share:
Basic — as reported	$(0.13)	$0.06
Basic — pro forma	$(0.14)	$0.05
Diluted — as reported	$(0.13)	$0.06
Diluted — pro forma	$(0.14)	$0.05
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

Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2005	278,000	$6.40

Options granted	—	—
Options exercised	—	—
Options canceled	(15,000)	$4.22

June 30, 2006	263,000	$6.53	5.6	$(449)

Vested or expected to vest at June 30, 2006	256,250	$6.59	5.4	$(528)
Exercisable at June 30, 2006	193,500	$7.51	4.3	$(341)
As of June 30, 2006, there was $69 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.
The Company used the Black-Scholes option-pricing model as its method of determining the fair valuation of stock options issued. This fair value is then amortized on a straight-line basis over the vesting periods of the awards, which is generally four years. The Black-Scholes option-pricing model was also previously used for the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The fair value of options on the date of grant as determined by the Black-Scholes option-pricing model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the option and actual and projected employee stock option exercise behaviors.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to amortization of unearned compensation was $56 and $66 in the nine months ended June 30, 2006 and 2005, respectively. At June 30, 2006, there was $4 of total unrecognized compensation expense related to restricted stock awards. This compensation expense is expected to be recognized over a weighted-average period of less than one quarter.
C. New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entities uncertain tax position(s). Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of FASB statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
2. Acquisition
On October 12, 2005, the Company’s Applied Surface Concepts Group acquired the stock of Selmet Norden AB of Rattvik, Sweden, a supplier of contract manufacturing services for selective plating that serves the industrial community in Scandinavia. The acquisition was accounted for as a purchase, with the results of operations included in the consolidated financial statements beginning with the acquisition date. The purchase price, net of cash acquired, was $436. The preliminary purchase price allocation resulted in current assets of $198, property, plant and equipment of $437, other assets of $47, and current liabilities of $246. Pro forma financial information is not presented, as the effect of the acquisition is not material to the Company’s financial position or results of operations.
3. Inventories
Inventories consist of:

	June 30,	September 30,
	2006	2005
Raw materials and supplies	$3,037	$3,437
Work-in-process	3,894	2,793
Finished goods	2,070	2,516

Total inventories	$9,001	$8,746

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 64% and 60% of the Company’s inventories at June 30, 2006 and September 30, 2005, respectively. Cost is determined using the specific identification method for approximately 4% and 18% of the Company’s inventories at June 30, 2006 and September 30, 2005, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $5,707 and $4,122 higher than reported at June 30, 2006 and September 30, 2005, respectively.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing”. SFAS No. 151 was issued to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement in the first nine months of fiscal year 2006 did not have a material impact on the Company’s financial position or results of operations.
4. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$3,331	$(695)	$1,232	$307
Foreign currency translation adjustment	85	(97)	82	40
Unrealized gain on interest rate swap agreement	—	—	—	125
Currency exchange contract adjustment	131	(956)	332	(790)
Minimum pension liability adjustment	—	—	—	(27)

Total comprehensive income (loss)	$3,547	$(1,748)	$1,646	$(345)

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2006	2005
Foreign currency translation adjustment	$(6,636)	$(6,718)
Currency exchange contract adjustment	44	(288)
Minimum pension liability adjustment	(4,143)	(4,143)

Total accumulated other comprehensive loss	$(10,735)	$(11,149)

5. Long-Term Debt
In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum tangible net worth and minimum EBITDA levels as of December 31, 2005, (ii) amends the Company’s required minimum tangible net worth and minimum EBITDA levels for future periods, (iii) removes a $3,000 reserve against the $6,000 total revolving credit agreement amount, and (iv) extends the maturity date of the credit agreement to March 31, 2007. In August 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum tangible net worth level as of April 30, 2006, (ii) amends the Company’s required minimum tangible net worth level for future periods, and (iii) extends the maturity date of the credit agreement to October 1, 2007. Taking into consideration the impact of these amendments, the Company was in compliance with all applicable covenants as of June 30, 2006.
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
Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales:
Turbine Component Services and Repair Group	$6,724	$9,293	$24,892	$27,968
Aerospace Component Manufacturing Group	12,534	8,520	32,692	22,676
Applied Surface Concepts Group	3,061	3,009	9,066	9,102

Consolidated net sales	$22,319	$20,822	$66,650	$59,746

Operating income (loss):
Turbine Component Services and Repair Group	$2,760	$(1,201)	$117	$(3,794)
Aerospace Component Manufacturing Group	1,333	501	2,415	(279)
Applied Surface Concepts Group	(411)	328	(375)	772
Corporate unallocated expenses	(492)	(319)	(1,191)	(1,253)

Consolidated operating income (loss)	3,190	(691)	966	(4,554)

Interest expense, net	19	38	102	242
Foreign currency exchange gain, net	(102)	(127)	(152)	(56)
Other income, net	(737)	(11)	(915)	(6,489)

Consolidated income (loss) before income tax provision	$4,010	$(591)	$1,931	$1,749

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$235	$167	$694	$525
Interest cost	355	350	1,086	1,074
Expected return on plan assets	(374)	(392)	(1,158)	(1,240)
Amortization of transition asset	—	(3)	—	(8)
Amortization of prior service cost	33	33	99	99
Amortization of net loss	58	19	210	70

Net periodic benefit cost	$307	$174	$931	$520

Through June 30, 2006, the Company has made $896 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $356 to fund its defined benefit pension plans during the balance of fiscal 2006, resulting in total projected contributions of $1,252 in fiscal 2006.
In June 2006, the Company’s Irish subsidiary advised the trustees of its two defined benefit pension plans that the Company would cease making contributions to such plans effective August 1, 2006. The trustees subsequently advised the Company that (i) it is the trustees’ intention to initiate a wind-up of both defined benefit pension plans and (ii) based on short term fluctuations in the capital markets, the plan assets of one of the defined benefit pension plans may not be sufficient to meet the minimum transfer value obligations to such plan’s participants at the date of wind up. The Company agreed that, should a shortfall in plan assets exist relative to minimum transfer value obligations at the date of wind up, it would satisfy such shortfall provided that the plan trustees do not allow certain additional benefits to accrue to participants during the wind up process. For financial reporting purposes, the Company’s actions with respect to these plans result in curtailments of both plans. No net curtailment gain or loss has been recognized in the accompanying statement of operations for the period ended June 30, 2006. The next measurement date for these plans is September 30, 2006.
8. Asset Divestiture
On May 10, 2006 the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics, which is based in Zurich, Switzerland (“SRT”), through a wholly-owned Irish subsidiary named SR Technics Airfoil Services Limited. Historically, the large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of the transaction. Net proceeds from the sale of the business and certain related assets, after approximately $800 of third party transaction charges, are anticipated to be $8,950 and the assets that were sold had a net book value of approximately $4,500, of which approximately $3,500 were classified as assets held for sale at March 31, 2006. Of the $8,950 of net proceeds, $1,150 remained in escrow as of June 30, 2006 subject to the final satisfaction of certain post closing obligations. The Company’s Repair Group recognized a gain of approximately $3,300 on disposal of assets in the third quarter of fiscal 2006. SIFCO Turbine retains substantially all existing liabilities of the business and the Company has guaranteed the performance by SIFCO Turbine of all of its obligations under an applicable asset purchase agreement.
The cash flows of the large aerospace portion of its turbine engine component repair business cannot be clearly distinguished operationally, and for financial reporting purposes, from the rest of SIFCO Turbine’s operations. While the related revenues of the large aerospace portion of its turbine engine component repair business can be clearly distinguished, the related costs cannot be clearly distinguished as there are many common costs that would require allocation. Consequently, the large aerospace portion of its turbine engine component repair business does not represent a component of an entity as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and the results of operations of such business cannot be reported in discontinued operations in accordance with that standard. Net sales of the large aerospace portion of the turbine engine component repair business that was sold were $9.6 million in fiscal 2006 through the date of sale and $15.3 million in the first nine months of fiscal 2005.

9. Government Grants
The Company receives grants from certain government entities as an incentive to invest in facilities, research and employees. The Company has historically elected to treat capital and employment grants as an obligation and does not commence amortizing such grants into income until such time as it is more certain that the Company will not be required to repay a portion of these grants. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years.
During the third quarter of fiscal year 2006 and in conjunction with the asset divestiture described in Note 8, the Company renegotiated the terms of certain of its grant agreements. The amended agreements revised the minimum employment level threshold that could trigger repayment of certain grants and cancelled any further grant repayments under certain other grant agreements. The Company’s relevant employment levels at June 30, 2006 met or exceeded the minimum employment level threshold set by its grant agreements, as amended. The Company expects to meet or exceed its employment level threshold through December 31, 2006, the expiration date of the grants subject to repayment. Accordingly, the Company continues to present such obligations in other long-term liabilities. If the employment level threshold is met at December 31, 2006, the Company will not be required to repay the grants and the related amounts of deferred grant revenue will be recognized as income at that time in accordance with the above described grant amortization method. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2006 and September 30, 2005 was $2,471 and $3,251, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations. Primarily as a result of the amendment and expiration of certain grant agreements during fiscal year 2006, the Company recognized grant income of $718 during the nine months ended June 30, 2006.
Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments, including the previously discussed unamortized portion of deferred grant revenue, was $2,154 and $5,838 at June 30, 2006 and September 30, 2005, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of industrial turbine repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (14) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
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
A. Results of Operations
Nine Months Ended June 30, 2006 Compared with Nine Months Ended June 30, 2005
Net sales in the first nine months of fiscal 2006 increased 11.6% to $66.7 million, compared with $59.7 million in the comparable period in fiscal 2005. Net income in the first nine months of fiscal 2006 was $1.2 million, compared with $0.3 million in the comparable period in fiscal 2005.
Turbine Component Services and Repair Group (“Repair Group”)
As described in Note 8, on May 10, 2006 the Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets.
The Repair Group’s net sales in the first nine months of fiscal 2006 decreased 11.0% to $24.9 million, compared with $28.0 million in the comparable fiscal 2005 period. Net sales of the large aerospace portion of the turbine engine component repair business that was sold, which includes component repair services and the sale of related replacement parts, were $9.6 million in the first nine months of fiscal 2006 through the date of sale, compared with $15.3 million in the first nine months of fiscal 2005. The Repair Group’s remaining net sales in the first nine months of fiscal 2006, which includes (i) component manufacturing, consisting of precision component machining and industrial coating, and (ii) component repair services for small aerospace turbine engines and industrial turbine engines, increased 20.2% to $15.3 million, compared with $12.7 million in the comparable fiscal 2005 period. Demand for component repairs for small aerospace turbine engine and for component manufacturing increased, while the demand for component repairs for industrial turbine engines remained flat in the first nine months of fiscal 2006, compared with the comparable fiscal 2005 period.
During the first nine months of fiscal 2006, the Repair Group’s selling, general and administrative expenses remained flat at $3.1 million, or 12.3% of net sales, and $3.1 million, or 11.1% of net sales in the comparable fiscal 2005 period. Included in the $3.1 million of selling, general and administrative expenses in the first nine months of fiscal 2006 were $0.2 million of internal transaction related charges associated with the sale of the large aerospace portion of its turbine engine component repair business and $0.1 million of severance and related charges. Included in the $3.1 million of selling, general and administrative expenses in the first nine months of fiscal 2005 were $0.2 million of severance and related charges. The remaining selling, general and administrative expenses in the first nine months of fiscal 2006 and 2005 were $2.8 million, or 11.1% of net sales, and $2.9 million, or 10.3% of net sales, respectively.
The Repair Group’s operating income in the first nine months of fiscal 2006 was $0.1 million, compared with an operating loss of $3.8 million in the same period in fiscal 2005. Operating results continued to be negatively impacted in the first nine months of fiscal 2006 by (i) the $0.2 million of aforementioned internal transaction related charges associated with the sale of a portion of the Repair Group’s turbine engine component repair business and (ii) negative margins, resulting from decreased sales volumes, for component manufacturing and repair services for large aero turbine engines, partially offset by positive, although lower, margins on sales of replacement parts. As noted above, on May 10, 2006, the Repair Group divested the large aerospace portion of its business. This divestiture resulted in a $3.3 million gain on disposal of assets being recognized in the Repair Group’s operating results in the third quarter of fiscal 2006.
During the last half of fiscal 2005 and continuing into the first half of fiscal 2006, the U.S. dollar strengthened against the euro. However, during the third quarter of fiscal 2006, the U.S. dollar weakened against the euro. The Repair Group’s non-U.S. operation has most of its sales, in particular its large aerospace turbine engine component repair sales, denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. During the first nine months of fiscal 2006, the Repair Group hedged its exposure to the euro at exchange rates that were less favorable than the exchange rates used to hedge the same exposure in the first nine months of fiscal 2005 and, therefore, the Repair Group’s operating results were not significantly impacted by a stronger U.S. dollar during the first two quarters of fiscal 2006 compared to the same period in fiscal 2005. However, the negative impact on the Repair Group’s operating results of the less favorable exchange rates at which it hedged its exposure to the euro for the first nine months of fiscal 2006 compared with the same period in 2005 was approximately $0.4 million.
The Repair Group’s backlog as of June 30, 2006, was $4.4 million, compared with $4.8 million as of September 30, 2005. The $4.4 million as of June 30, 2006 includes only the business of the Repair Group that remains after the sale of the large aerospace portion of its turbine engine component repair business. At June 30, 2006, $3.2 million of the total backlog is scheduled for delivery over the next twelve months and $1.2 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2006 increased 44.2% to $32.7 million, compared with $22.7 million in the comparable period of fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $6.3 million to $17.2 million in the first nine months of 2006, compared with $10.9 million in the comparable period of fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.6 million to $8.4 million in the first nine months of fiscal 2006 compared with $7.8 million in the comparable period in fiscal 2005. Net sales of airframe components for large aircraft increased $1.2 million to $3.0 million in the first nine months of fiscal 2006, compared with $1.8 million in the comparable period of fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.6 million to $1.3 million in the first nine months of fiscal 2006, compared with $0.7 million in the comparable period of fiscal 2005. Other product and non-product sales were $2.7 million and $1.5 million in the first nine months of fiscal 2006 and 2005, respectively. The principal reason for the ACM Group’s stronger sales volume in the first nine months of fiscal 2006 is the general increase in demand for aerospace components, which demand is being driven by the increased build rate of aircraft, for both commercial and military applications. Net sales in the first nine months of fiscal 2006 were also positively impacted by the higher cost of high quality metals that are essential raw materials to the ACM Group’s business, a portion of which increase was passed on to its customers in the form of higher selling prices.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $14.8 million in the first nine months of fiscal 2006, compared with $9.7 million in the comparable period in fiscal 2005.
During the first nine months of fiscal 2006, the ACM Group’s selling, general and administrative expenses were $2.5 million, or 7.6% of net sales, compared with $1.8 million, or 7.8% of net sales, in the same period in fiscal 2005. The $0.7 million increase in the first nine months of fiscal 2006 was principally due to increases in the ACM Group’s compensation, including incentive compensation; provision for bad debts; consulting services; and variable selling costs. The increases in compensation ($0.2 million) and variable selling ($0.2 million) expenses were principally due to the significant increase in net sales and operating income during the first nine months of fiscal 2006, compared to the same 2005 period.
The ACM Group’s operating income in the first nine months of fiscal 2006 was $2.4 million, compared with an operating loss of $0.3 million in the same period in fiscal 2005. Operating results were positively impacted in the first nine months of fiscal 2006 compared with the same period in fiscal 2005 due to the positive impact on margins resulting from significantly higher sales volumes partially offset by a $0.9 million increase in the LIFO provision, which increase was due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry as well as increases in certain other components of its manufacturing costs. The ACM Group’s business is heavy manufacturing in nature and consequently bears large fixed operating costs and, therefore, improvements in sales volume generally result in positive impacts on operating margins as such costs are spread over more products, as was experienced during the first nine month of fiscal 2006. Operating income in the first nine months of fiscal 2006 was favorably impacted by $0.1 million of profit on sale of excess raw material inventory, compared with $0.3 million in the same fiscal 2005 period.
The ACM Group’s backlog as of June 30, 2006 was $60.3 million, compared with $46.5 million as of September 30, 2005. At June 30, 2006, $47.2 million of the total backlog was scheduled for delivery over the next twelve months and $13.1 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group remained flat at $9.1 million in the first nine months of both fiscal 2006 and fiscal 2005. In the first nine months of fiscal 2006, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 4.1% to $4.7 million, compared with $4.5 million in the same period in fiscal 2005. In the first nine months of fiscal 2006, customized selective electrochemical finishing contract service net sales decreased 7.8% to $4.1 million, compared with $4.4 million in the same period in fiscal 2005. In the first nine months of fiscal 2006, net sales increased to customers in the pulp and paper industry, the power generation industry and the military compared with the same period in fiscal 2005. These net sales gains were offset in the first nine months of fiscal 2006 by a net sales decrease to the automotive industry compared with the same period in fiscal 2005. Net Sales in the first nine months of fiscal 2006 were favorable impacted by $0.7 million of net sales generated by the ASC Group’s Swedish operation acquired during the first quarter of fiscal 2006.
Selling, general and administrative expenses in the first nine months of fiscal 2006 were $3.4 million, or 37.5% of net sales, compared with $2.9 million, or 32.3% of net sales, in the first nine months of fiscal 2005. The $0.5 million increase in selling, general and administrative expenses in the first nine months of fiscal 2006 is principally attributable to an increase in compensation and related benefits expenses due principally to certain positions being filled in fiscal 2006, which were open in fiscal 2005, in anticipation of higher sales volumes that did not materialize.
The ASC Group’s operating loss in the first nine months of fiscal 2006 was $0.4 million, compared with $0.8 million of operating income in the same period in fiscal 2005 due in part to the above noted items. In addition, operating results were negatively impacted by (i) a shift, during the first nine months of fiscal 2006, in sales mix to fewer large volume contract service jobs resulting in a decline in operating efficiencies generally associated with such jobs, (ii) expenses related to the costs of relocating one of the Group’s facilities as well as the cost of operating inefficiencies experienced during the relocation, and (iii) higher precious metal raw material costs, which could not be immediately passed on to customers.
The ASC Group essentially had no backlog at June 30, 2006.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, decreased $0.1 million to $1.2 million in the first nine months of fiscal 2006 compared with $1.3 million in the same period in fiscal 2005. Included in the $1.2 million of corporate unallocated expenses in the first nine months of fiscal 2006 were $0.2 million of incentive expenses. Included in the $1.3 million of corporate unallocated expenses in the first nine months of fiscal 2005 were $0.3 million of severance and related employee benefit expenses incurred as a result of a reorganization of personnel. The remaining corporate unallocated expenses in the first nine months of both fiscal 2006 and 2005 were $1.0 million.
Other/General
Interest expense was $0.2 million in the first nine months of fiscal 2006 compared with $0.3 million in the first nine months of fiscal 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first nine months of fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
Credit Agreement	2006	2005	2006	2005
Industrial development variable rate demand revenue bond (1)	N/A	1.8%	N/A	$0.8 million
Term note (1)	N/A	7.2%	N/A	$1.0 million
Revolving credit agreement	8.2%	5.9%	$0.6 million	$1.4 million
Debt purchase agreement (2)	4.6%	N/A	$1.1 million	N/A

(1)	Industrial development variable rate demand revenue bond and the term note were paid off during the first quarter of fiscal 2005.

(2)	Debt purchase agreement was entered into on September 29, 2005 and was paid off during the third quarter of fiscal 2006.
Currency exchange gain was $0.2 million in the first nine months of fiscal 2006, compared with a $0.1 million gain in the comparable period in fiscal 2005. These gains are generally the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the first nine months of fiscal

2005, the U.S. dollar strengthened in relation to the euro. This strength continued during the first half of fiscal 2006; however, during the third quarter of fiscal 2006, the U.S. dollar weakened against the euro. Also during the first nine months of fiscal 2006, the Company recognized a $0.2 million favorable currency exchange gain as a result of the maturity and renegotiation, as described more fully in Note 9, of certain government grant agreements.
Other income in the first nine months of fiscal 2006 includes $0.7 million of grant income, as described more fully in Note 9, and $0.2 million gain from an insurance settlement related to property damaged in fiscal 2005. Other income in the first nine months of fiscal 2005 includes a $6.2 million gain on the sale of certain non-operating assets of the Repair Group.
Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005
Net sales in the third quarter of fiscal 2006 increased 7.2% to $22.3 million, compared with $20.8 million in the comparable period in fiscal 2005. Net income in the third quarter of fiscal 2006 was $3.3 million, compared with a net loss of $0.7 million in the comparable period in fiscal 2005.
Turbine Component Services and Repair Group (“Repair Group”)
As described in Note 8, on May 10, 2006 the Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets.
Net sales in the third quarter of fiscal 2006 decreased 27.6% to $6.7 million, compared with $9.3 million in the comparable fiscal 2005 period. Net sales of the large aerospace portion of the turbine engine component repair business that was sold, which includes component repair services and the sale of related replacement parts, were $1.1 million in the third quarter of fiscal 2006 through the date of sale, compared with $4.9 million in the third quarter of fiscal 2005. The Repair Group’s remaining net sales in the third quarter of fiscal 2006, which includes (i) component manufacturing, consisting of precision component machining and industrial coating, and (ii) component repair services for small aerospace turbine engines and industrial turbine engines, increased 26.4% to $5.6 million, compared with $4.4 million in the comparable fiscal 2005 period. Demand for component repairs for both industrial turbine engines and small aerospace turbine engines as well as for component manufacturing increased in the third quarter of fiscal 2006, compared with the comparable fiscal 2005 period.
During the third quarter of fiscal 2006, the Repair Group’s selling, general and administrative expenses decreased $0.4 million to $0.5 million, or 7.8% of net sales, from $0.9 million, or 10.1% of net sales, in the comparable fiscal 2005 period. Included in the $0.5 million of selling, general and administrative expenses in the third quarter of fiscal 2006 were (i) a $0.5 million credit to reclassify, against the gain on disposal of assets, that portion of the third party transaction charges associated with the sale of the large aerospace portion of its turbine engine component repair business that were incurred prior to the closing of such transaction, (ii) $0.1 million of internal transaction related charges associated with the same sale, and (iii) $0.1 million related to severance charges. The remaining selling, general and administrative expenses in the third quarters of fiscal 2006 and 2005 were $0.8 million, or 12.1% of net sales, and $0.9 million, or 9.8% of net sales, respectively.
The Repair Group’s operating income in the third quarter of fiscal 2006 was $2.8 million, compared with an operating loss of $1.2 million in the same period in fiscal 2005. Operating results in the third quarter of fiscal 2006 were positively impacted by improved margins resulting from improved sales volumes for the component manufacturing and repair services for the small aerospace and industrial turbine engine portions of the Repair Group’s business that remained after the sale of the large aerospace portion of such business. Operating results in the third quarter of fiscal 2006 were negatively impacted by $0.2 million of aforementioned internal transaction and severance charges. As noted above, on May 10, 2006, the Repair Group divested the large aerospace portion of its business. This divestiture resulted in a $3.3 million gain on disposal of assets being recognized in the Repair Group’s operating results in the third quarter of fiscal 2006.
During the last half of fiscal 2005 and continuing into the first half of fiscal 2006, the U.S. dollar strengthened against the euro. However, during the third quarter of fiscal 2006, the U.S. dollar weakened against the euro. The Repair Group’s non-U.S. operation has most of its sales, in particular its large aerospace turbine engine component repair sales, denominated in U.S. dollars while a significant portion of its operating costs are denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. During the third quarter of fiscal 2006, the Repair Group hedged its exposure to the euro at exchange rates that were (i) less favorable than the exchange rates used to hedge the same exposure in the third quarter of fiscal 2005 but (ii) slightly more favorable that the spot exchange rates to which the Repair Group would have been exposed had it not hedged. Repair Group’s operating results were not significantly impacted by its exposure to a stronger euro during the third quarter of fiscal 2006 compared to the same period in fiscal 2005.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the third quarter of fiscal 2006 increased 47.1% to $12.5 million, compared with $8.5 million in the comparable period of fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $2.8 million to $7.0 million in the third quarter of fiscal 2006, compared with $4.2 million in the comparable period in fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $0.5 million to $2.9 million in the third quarter of fiscal 2006, compared with $2.4 million in the comparable period in fiscal 2005. Net sales of airframe components for large aircraft increased $0.5 million to $1.3 million in the third quarter of fiscal 2006, compared with $0.8 million in the comparable period in fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.2 million to $0.4 million in the third quarter of fiscal 2006, compared with $0.2 million in the comparable period in fiscal 2005. Other product and non-product sales were $0.9 million in the third quarters of both fiscal 2006 and 2005. The principal reason for the ACM Group’s stronger sales volume in the third quarter of fiscal 2006 is the general increase in demand for aerospace components, which demand is being driven by the increased build rate of aircraft, for both commercial and military applications. Net sales in the third quarter of fiscal 2006 were also positively impacted by the higher cost of high quality metals that are essential raw materials to the ACM Group’s business, a portion of which increase was passed on to its customers in the form of higher selling prices.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $6.4 million in the third quarter of fiscal 2006, compared with $3.6 million in the comparable period in fiscal 2005.
During the third quarter of fiscal 2006, the ACM Group’s selling, general and administrative expenses increased $0.3 million to $0.9 million, or 7.3% of net sales, compared with $0.6 million, or 7.5% of net sales, in the comparable period of fiscal 2005. The $0.3 million increase in the third quarter of fiscal 2006 was principally due to increases in the ACM Group’s compensation, including incentive compensation as well as variable selling costs. These increased expenses were principally due to the overall significant increase in net sales and operating income during the third quarter of fiscal 2006 compared to the same period in 2005.
The ACM Group’s operating income in the third quarter of fiscal 2006 was $1.3 million, compared with operating income of $0.5 million in the same period in fiscal 2005. Operating results were positively impacted in the third quarter of fiscal 2006 compared with the same period in fiscal 2005 due to the positive impact on margins resulting from significantly higher sales volumes partially offset by a $0.3 million increase in the LIFO provision, which increase was due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry as well as increases in certain other components of its manufacturing costs. The ACM Group’s business is heavy manufacturing in nature and consequently bears large fixed operating costs and, therefore, improvements in sales volume generally result in positive impacts on operating margins as such costs are spread over more products as was experienced during the third quarter of fiscal 2006. Operating income in the third quarter of fiscal 2006 was favorably impacted by $0.1 million of profit on sale of excess raw material inventory, compared with $0.2 million in the same fiscal 2005 period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 1.7% to $3.1 million in the third quarter of fiscal 2006, compared with net sales of $3.0 million in the third quarter of fiscal 2005. Product net sales, consisting of selective electrochemical finishing equipment and solutions increased 4.2% $1.6 million in the third quarters of fiscal 2006, compared with net sales of $1.5 million in the third quarter of fiscal 2005. In the third quarter of fiscal 2006, customized selective electrochemical finishing contract service net sales decreased 9.1% to $1.3 million, compared with $1.4 million in the same period in fiscal 2005. In the third quarter of fiscal 2006, net sales increased to customers in the general commercial industries compared with the same period in fiscal 2005. These net sales gains were partially offset in the third quarter of fiscal 2006 by net sales decreases to the automotive industry and the military, compared with the same period in fiscal 2005. Net Sales in the third quarter of fiscal 2006 were favorable impacted by $0.3 million of net sales generated by the ASC Group’s Swedish operation acquired during the first quarter of fiscal 2006.
Selling, general and administrative expenses in the third quarter of fiscal 2006 were $1.1 million, or 37.3% of net sales, compared with $0.8 million, or 26.8% of net sales, in the third quarter of fiscal 2005. The $0.3 million increase in selling, general and administrative expenses in the third quarter of fiscal 2006 is principally attributable to an increase in compensation and related benefits expenses due principally to certain positions being filled in fiscal 2006, which were open in fiscal 2005, in anticipation of higher sales volumes that did not materialize.

The ASC Group’s operating loss in the second third quarter of fiscal 2006 was $0.4 million, compared with operating income of $0.3 million in the same period in fiscal 2005 due in part to the above noted items. In addition, operating results were negatively impacted by (i) expenses related to the costs of relocating one of the Group’s facilities as well as the cost of operating inefficiencies experienced during the relocation and (iii) higher precious metal raw material costs, which could not be immediately passed on to customers.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses increased $0.2 million to $0.5 million in the third quarter of fiscal 2006 compared with $0.3 million in the third quarter of fiscal 2005. Included in the $0.5 million of corporate unallocated expenses in the third quarter of fiscal 2006 was a $0.2 million of incentive expense. The remaining corporate unallocated expenses in the third quarters of both fiscal 2006 and 2005 were $0.3 million.
Other/General
Interest expense was nominal in the third quarters of both fiscal 2006 and 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the third quarter of fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Credit Agreement	2006	2005	2006	2005
Revolving credit agreement	8.4%	6.4%	$0.8 million	$1.6 million
Debt purchase agreement (1)	5.1%	N/A	$0.9 million	N/A

(1)	The debt purchase agreement was entered into on September 29, 2005 and was paid off during the third quarter of fiscal 2006.
Currency exchange gain was $0.1 million in the third quarter of both fiscal years 2006 and 2005. These losses are the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During the third quarter of fiscal 2005, the euro strengthened in relation to the U.S. dollar, while the opposite occurred in the third quarter of fiscal 2006. However, during the third quarter of fiscal 2006, the Company recognized a $0.2 million favorable currency exchange gain as a result of the maturity and renegotiation, as described more fully in Note 9, of certain government grant agreements.
Other income in the third quarter of fiscal 2006 includes $0.6 million of grant income, as described more fully in Note 9, and $0.2 million gain from an insurance settlement related to property damaged in fiscal 2005.
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $4.8 million at June 30, 2006 from $0.9 million at September 30, 2005. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $1.2 million of cash in the first nine months of fiscal 2006, compared with $5.4 million of cash consumed in the first nine months of fiscal 2005. The cash used for operating activities in first nine months of fiscal 2006 was primarily due to (i) a cash operating loss of $0.1 million, which loss does not include a $3.2 million gain on disposal of assets; (ii) a $2.2 million increase in accounts receivable principally attributable to the significant increase in the ACM Group’s third quarter sales and a portion of the proceeds from the disposal of assets being earned and unremitted; (iii) a $1.2 million increase in inventory principally attributable to the ACM Groups’s response to the increased demand in its business; partially offset by (iv) an increase in accounts payable of $3.4 million principally attributable to the ACM Group’s significant increase in raw material purchases necessary to support the aforementioned increase in third quarter sales levels. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.
Capital expenditures were $0.9 million in the first nine months of fiscal 2006, compared with $1.8 million in the first nine months of fiscal 2005. Fiscal 2006 capital expenditures consist of $0.1 million by the ACM Group, $0.5 million by the ASC Group and $0.3 million by the Repair Group. During the first quarter of fiscal 2006, the ASC Group also invested $0.4 million to acquire a related business. The Company anticipates that total fiscal 2006 capital expenditures will approximate $1.5 million.
At June 30, 2006, the Company has a $6.0 million revolving credit agreement with a U.S. bank, subject to sufficiency of collateral, which expires on October 1, 2007 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 8.75% at June 30, 2006. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2006, $0.6 million was outstanding and the Company had $5.4 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. In February 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum tangible net worth and minimum EBITDA levels as of December 31, 2005; (ii) amends the Company’s required minimum tangible net worth and minimum EBITDA levels for future periods; (iii) removes a $3.0 million reserve against the $6.0 million total revolving credit agreement amount, and (iv) extends the maturity date of the revolving credit agreement to March 31, 2007. In August 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum tangible net worth level for periods prior to May 1, 2006, (ii) amends the Company’s required minimum tangible net worth level for future periods and (iii) extends the maturity date of the credit agreement to October 1, 2007. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at June 30, 2006.
On May 10, 2006 the Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets. As part of this transaction, the Group’s Irish subsidiary used the related proceeds to pay off the remaining outstanding balance of its debt purchase agreement with an Irish.
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
C. Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entities uncertain tax position(s). Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” — an amendment of FASB statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
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
The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2006, and does not expect inflation to be a significant factor in the balance of fiscal 2006.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2006, the Company had forward exchange contracts outstanding for durations of up to 3 months to purchase euros aggregating U.S. $1.8 million at a weighted average euro to U.S. dollar exchange rate of approximately 1.24. A ten percent appreciation or depreciation of the value of the U.S. dollar, relative to the currency in which the forward exchange contracts outstanding at June 30, 2006 are denominated, would result in a $0.2 million decline or increase, respectively, in the value of the forward exchange contracts. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2006, the Company’s assets and liabilities denominated in the British Pound, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	British Pound	Euro	Swedish Krona
Cash and cash equivalents	244	170	—
Accounts receivable	422	1,032	1,148
Accounts payable and accrued liabilities	372	1,555	1,327
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2006, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.

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

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

Exhibit
No.	Description
4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

*4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006.

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

Exhibit
No.	Description
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: August 14, 2006	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: August 14, 2006	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)