Form 10-K
period 2006-09-30
SIFCO INDUSTRIES INC
filed 2006-12-15
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
large accelerated filer ☐           accelerated filer ☐           non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $14,571,861.
The number of the Registrant’s Common Shares outstanding at October 31, 2006 was 5,221,891.
Documents incorporated by reference: Portions of the Proxy Statement for Annual Meeting of Shareholders on January 30, 2007 (Part III).

PART I
Item 1. Business
A. The Company
SIFCO Industries, Inc. (“Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forged components, machined forgings and other machined metal components, remanufactured components for aerospace and industrial turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group and (3) Applied Surface Concepts Group.
B. Principal Products and Services
1. Aerospace Component Manufacturing Group
Operations
The Company’s Aerospace Component Manufacturing Group (“ACM Group”) is a manufacturer of forged components ranging in size from 2 to 800 pounds (depending on configuration and alloy) in various steel alloys utilizing a variety of processes for application principally in the aerospace industry. The ACM Group’s forged products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components, wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.
The ACM Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located throughout North and South America and Europe. In general, because of tight aerospace grade steel capacity and limited supply of titanium, raw material lead times have increased in recent years with certain limited/isolated exceptions. The ACM Group does not depend on a single source for the supply of its materials, although certain raw materials may be provided by a limited number of suppliers, and believes that its sources are adequate for its business. The business is ISO 9001:2000 registered and AS 9100:2001 certified. In addition, the ACM Group’s heat-treating, chemical etching and milling, and non-destructive testing facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the ACM Group. The air transport industry’s long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. Management’s current outlook for the air transport industry continues with that same theme. Management believes that rising fuel costs and the related desire for more fuel efficient aircraft, and fleet commonality will drive new aircraft purchases and, accordingly, the ACM Group is poised to take advantage of the resulting improvement in order demand from the airframe and engine manufacturers. The ACM Group also supplies new and spare components for military aircraft. As a result of continued military initiatives, there has been increased demand for both new and spare components for military customers. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group.
Competition
While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices, other than for the pass-through of rising raw material steel alloy prices, due to the overcapacity that remains in the forging industry. The ACM Group believes, however, that its demonstrated aerospace expertise along with focus on quality, customer service, new technology and offering a broad range of capabilities help to give it an advantage in the primary markets it serves. The ACM Group competes with both U.S. and non-U.S. suppliers of forgings. As customers are establishing new facilities throughout the world, the ACM Group will continue to encounter non-U.S. competition. The ACM Group believes it can expand its markets by (i) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (ii) developing new customers in markets which require similar technical competence, quality and service as the aerospace industry.
Customers
During fiscal 2006, the ACM Group had two customers, various business units of Rolls-Royce Corporation and United Technologies Corporation, which accounted for 17% and 11%, respectively, of the ACM Group’s net sales. The net sales to these two customers when combined with (i) a third customer that individually accounts for less than 10% of the Group’s nets sales, and (ii) the direct subcontractors to these three customers, accounted for 58% of the ACM Group’s net sales in 2006. The ACM Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the segment. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Company’s ACM Group’s business is seasonal.
Backlog of Orders
The ACM Group’s backlog as of September 30, 2006 increased to $65.7 million, of which $53.5 million is scheduled for delivery during fiscal 2007, compared with $46.5 million as of September 30, 2005, of which $30.0 million was scheduled for delivery during fiscal 2006. It is important to note a fundamental shift that began in fiscal 2005 with respect to the ordering pattern of the ACM Group’s customers. With raw material steel alloy lead times continuing to be extended, customers are placing orders further in advance of required delivery dates, which is one reason for the increase in the ACM Group’s backlog as of September 30, 2006. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.
2. Turbine Component Services and Repair Group
The Company’s Turbine Component Services and Repair Group (“Repair Group”) has operations in Cork, Ireland and Minneapolis, Minnesota. This segment of the Company’s business consists principally of the repair and remanufacture of aerospace and industrial turbine engine components. The business also performs precision component machining and applies high temperature-resistant industrial coatings to new turbine engine components.
Operations
The aerospace portion of the Repair Group requires the procurement of licenses/authority, which certify that the Group has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a repair process, and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers (“OEM”) of aerospace turbine engines or the Federal Aviation Administration (“FAA”).
During fiscal 2006, the Repair Group sold the large aerospace portion of its turbine engine component repair business while retaining the industrial and small aerospace portions of such business. In general, the Company considers engines that (i) possess a thrust of greater than 17,500 pounds and/or (ii) are used to power aircraft that carry more than 100 passengers to be “large aerospace” engines. Historically, the aerospace portion of the Repair Group has elected to procure approvals primarily from the OEMs and the remaining (small aerospace) portion of such business currently maintains proprietary repair process approvals issued by certain of the primary small engine OEMs (e.g. Pratt Whitney, Rolls-Royce, Turbomeca, and Hamilton-Sundstrand). In exchange for being granted an OEM approval, the Repair Group is obligated, in most cases, to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM-approved proprietary repair process. The aerospace portion of the Repair Group continues to be successful in procuring FAA repair process approvals. There is generally no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.
The development of remanufacturing and repair processes is an ordinary part of the Repair Group business. The Repair Group continues to invest time and money on research and development activities. The Company has research and development activities in PVCVD (Pure Vacuum Chemical Vapor Deposition) of a wide range of materials. The Repair

Group has the opportunity to apply the results of this research in both the industrial and small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Group’s research and development expense was approximately $0.3 million in fiscal 2006
The Company has recognized the evolution of the industrial turbine engine market. The Company’s technologies have had many years of evolution in the aerospace turbine engine sector. The application of similar technologies to the industrial turbine engine sector has resulted in benefits to the industrial turbine engine operator. The Company has invested capital in new equipment that facilitates the repair and remanufacture of these larger industrial turbine engine components. Entry into this sector increases the potential market for the application of the Company’s technologies.
The Repair Group generally has multiple sources for its raw materials, which consist primarily of investment castings and industrial coating materials, essential to this business. Certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located throughout North America and Europe. Although certain raw materials may be provided by a limited number of suppliers, the Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.
The Repair Group’s non-U.S. operation has had, for most of fiscal 2006, the majority of its sales denominated in U.S. dollars while a significant portion of its operating costs were denominated in euros. Therefore, as the euro strengthened, such operating costs were negatively impacted. During certain periods, the Repair Group has been able to successfully hedge its exposure to the euro thereby mitigating the negative impact on its operating results during periods in which the euro is strong relative to the U.S. dollar. Management believes at this time (i.e. after the sale of the large aerospace portion of its turbine engine component repair business) that the Company will experience a lower magnitude of exposure to the euro and, to the extend necessary, the Company will be able to successfully hedge such exposure (during periods of the euros strength against the U.S. dollar) thereby mitigating the negative impact of currency exchange rates on the Repair Group’s operating results during future periods.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook has, for many years, been for continued, steady growth. Such outlook suggested the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. Management’s current outlook for the air transport industry continues with that same theme. The demand for passenger travel both in the U.S. and internationally has rebounded to pre-September 11, 2001 levels. Due to an inherent need to optimize the efficiency and profitability of operations, airlines appear to be supporting such increased demand for passenger travel with smaller fleets consisting of new and more efficient aircraft. In addition, the financial condition of many airlines in the U.S. and throughout the world continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives. It is difficult to determine what the long-term impact of these factors may be on air travel and the demand for services and products provided by the Repair Group.
The world’s fleet of aircraft has been in transition. Several older models of certain aircraft and the engines that power such aircraft have been retired from use. As a result, the overall demand for repairs to such older model engines has significantly decreased. At the same time, newer generation aircraft and engines are in use with newer technology required to both operate and maintain such engines. The introduction of such newer generation aerospace turbine engines has in general reduced the frequency with which such engines and related components need to be repaired. The longer times between repairs have been attributed to improved technology, including the improved ability to monitor an engine’s condition while still in operation. Although the newer generation aerospace turbine engines may require less frequent overhaul, such aerospace turbine engines generally have a greater number of components that require repair. This could result in a larger aerospace turbine engine component repair market in the future.
Recent years have seen the installation of numerous industrial turbine engines as means of generating electric power for residential, commercial and industrial consumers. The high cost of installation and maintenance of such units has provided the Repair Group with the opportunity to bring value to this significant market. Industrial turbine engine units are in use throughout the world and such units operate in different modes. Some units operate on a continuous base loading at a percentage of their maximum output, while other units may operate at maximum output during specific periods of electric power shortages (e.g. power blackouts, peak demand periods, etc.). The latter units are called peak power systems. In general, industrial turbine engine units are managed either by a government entity, an electric power utility, or an independent power producer (“IPP”). IPPs originated principally in response to deregulation of the organizations that operate electric power utilities. Electric power deregulation has created greater competition and therefore, more economical electric power for the end user. Repair and remanufacture of industrial turbine engine components is a growing element of cost management in the industrial turbine engine industry. The Company believes that the Repair Group’s experience, knowledge and technology in the more demanding aerospace market positions it well for continued participation in the industrial turbine engine market.
Competition
In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increased direct involvement of the aerospace turbine engine manufacturers in the turbine engine overhaul and component repair businesses. With the presence of the OEM in the market, there has been a general reluctance on the part of the OEM to issue, to the independent component repair companies, its approvals for the repair of its newer model engines and related components. The Company believes that the Repair Group will in the future, more likely than not, become more dependent on (i) its ability to successfully procure and market FAA approved licenses and related repair processes and/or (ii) a close collaboration with engine manufacturers. However, the Repair Group believes it has partially compensated for these factors by its success in broadening its product lines and developing new markets and customers, more recently by its continued expansion into the repair of industrial turbine engine components.
Repair and remanufacture of industrial turbine engine components has evolved through the need for the operators of electric power utilities to improve the economics of their industrial turbine engine operations. To participate in the industrial turbine engine sector, it is necessary to have a proven record of application of the appropriate technologies. Most competitors involved in the industrial turbine engine component repair sector are either the OEM or entities that have a history of application of component repairs in the aerospace sector. Metallurgical analysis of component material removed from an industrial turbine engine determines the precise nature of the necessary technologies to be used to return the component to service. The determination of qualification to repair such components is the responsibility of the industrial turbine engine owner/operator. Several OEMs participate to varying degrees in the repair and remanufacture of industrial turbine engine components. The Company believes that the Repair Group’s broad product capability (multiple OEM types) and technology base position it well for growth in the industrial sector.
Customers
The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2006, the Repair Group had one customer, various business units of United Technologies Corporation, which accounted for 20% of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.
Backlog of Orders
The Repair Group’s backlog as of September 30, 2006 decreased to $3.5 million, of which $2.4 million is scheduled for delivery during fiscal 2007 and $1.1 million is on hold, compared with $4.8 million as of September 30, 2005, of which $3.9 million was scheduled for delivery during fiscal 2006 and $0.9 million was on hold. The backlog as of September 30, 2005 included orders related to the large aerospace portion of the Repair Group’s business that was sold in the third quarter of fiscal 2006, for which there was no backlog as of September 30, 2006. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.
3. Applied Surface Concepts Group
The Company’s Applied Surface Concepts Group (“ASC Group”) provides surface enhancement technologies principally related to selective electrochemical finishing and anodizing. The ASC Group’s principal product offerings include (i) the sale of metal solutions and equipment required for selective electroplating and (ii) providing selective electroplating services on a contract basis.
Operations
Selective electrochemical finishing of a part or component is done without the use of an immersion tank. A wide variety of pure metals and alloys, principally determined by the customer’s design requirements, can be used for applications including corrosion protection, wear resistance, anti-galling, increased lubricity, increased hardness, increased electrical conductivity, and re-sizing. SIFCO Process® metal solutions include: cadmium, cobalt, copper, nickel, tin and zinc. In addition, precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also provided to customers. The ASC Group has also developed a number of alloy-plating solutions.
The ASC Group can either (i) supply the selective electrochemical finishing chemicals and equipment to customers desiring to perform selective electrochemical finishing in-house or (ii) provide manual, semi-automated, or automated contract selective electrochemical finishing services at either the customer’s site or one of the Group’s facilities. The Group operates four facilities in the US (Cleveland, Ohio / Hartford, Connecticut / Norfolk, Virginia / Houston, Texas) and three in Europe (Birmingham, England / Paris, France / Rattvik, Sweden). The scope of selective electrochemical finishing work includes part salvage and repair, part refurbishment, and new part enhancement. Selective electrochemical finishing solutions are produced in the Cleveland, Ohio and Birmingham, England facilities.
The ASC Group generally has multiple sources for its raw materials, which consist primarily of industrial chemicals and metal salts and, therefore, does not depend on a single source for the supply of key raw materials. Management believes that its sources are adequate to support its business.
The ASC Group sells its products and services under the following brand names: SIFCO Process®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2001 and AS 9100A certifications. In addition, two of its facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Three of the service centers are FAA approved repair shops. Other ASC Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).
Industry
Selective electrochemical finishing occupies a niche within the broader metal finishing industry. The ASC Group’s selective electrochemical finishing process is used to provide functional, engineered finishes rather than decorative finishes, and it serves many markets including aerospace, automotive, electric power generation, and oil and gas. In its planning and decision making processes, management of the ASC Group monitors and evaluates precious metal prices, global manufacturing activity, internal labor capacity, technological developments in surface enhancement, and the exploration and production activities relative to oil and gas products. The diversity of industries served helps to mitigate the impact of economic cycles on the ASC Group.
Competition
Although the Company believes that the ASC Group is the largest selective electrochemical finishing company in the world, there are several companies globally that manufacture and sell selective electrochemical finishing solutions and equipment and/or provide contract selective electrochemical finishing services. The ASC Group seeks to differentiate itself through its technical support, research and development, and automation capabilities. The ASC Group also competes with other surface enhancement technologies such as welding and metal spray.
Customers
The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, who operate in a variety of industries, accounted for approximately 35% of the Group’s fiscal 2006 net sales. During fiscal 2006 the ASC Group had one customer, Halliburton Company, which accounted for 14% of the ASC Group’s net sales. No material part of the ASC Group’s business is seasonal.
Backlog of Orders
The ASC Group had no material backlog at September 30, 2006 and 2005.
4. General
For financial information concerning the Company’s reportable segments see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 11 of Notes to Consolidated Financial Statements included in Item 8.

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
D. Employees
The number of the Company’s employees decreased from approximately 580 at the beginning of fiscal year 2006 to approximately 390 employees at the end of fiscal 2006. The decrease was principally a result of the Company’s disposition of the large aerospace portion of its turbine engine component repair business, which employed approximately 160 people. The Company is a party to collective bargaining agreements with certain employees located at its Cleveland, Ohio; Minneapolis, Minnesota; and Cork, Ireland facilities. Management considers its relations with the Company’s employees to be good.
E. Non-U.S. Operations
The Company’s products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. The Company commenced its operations in the Sweden as a result of an acquisition of a business in 2006. Wholly-owned subsidiaries operate the Company’s service and distribution facilities in Ireland, United Kingdom, France and Sweden.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 11 to the Consolidated Financial Statements included in Item 8.
As of September 30, 2006, the majority of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations. In October 2004, the American Jobs Creation Act of 2004 (“Act”) was enacted. The Act contains a one-time provision allowing earnings of controlled foreign companies to be repatriated, at a reduced tax rate, during the tax year that includes October 2004 or during the subsequent tax year. The Company received a dividend from its non-U.S. subsidiaries during fiscal 2005 in the amount of $13.4 million and the funds were principally used to reduce the Company’s outstanding indebtedness.

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2006 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•	The Turbine Component Services and Repair Group operates principally two (2) facilities with a total of 118,000 square feet that are involved in the repair and remanufacture of aerospace and industrial turbine engine components. One of these plants is located in Cork, Ireland (59,000 square feet) and one is in Minneapolis, Minnesota (59,000 square feet). Both of these facilities are owned.

•	The Aerospace Component Manufacturing Group operates in a single owned 246,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•	The Applied Surface Concepts Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The Group leases space aggregating approximately 47,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The Group operates in an owned 4,500 square foot facility in Rattvik, Sweden.
Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters but does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations, although it is possible that the Company’s future operating results could be affected by future cost of litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2006 fiscal year.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the American Stock Exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares as reported by the American Stock Exchange.

	Years Ended September 30,
	2006		2005
	High	Low	High	Low
First Quarter	$3.90	$2.94	$5.74	$3.15
Second Quarter	5.20	3.74	5.43	4.45
Third Quarter	5.10	4.24	4.50	3.31
Fourth Quarter	4.61	3.90	4.17	3.50
The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and expansion of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2006, there were approximately 720 shareholders of record of the Company’s Common Shares, as reported by National City Corporation, the Company’s Transfer Agent and Registrar, which maintains its corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.
Item 6. Selected Consolidated Financial Data
The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Statement of Operations Data
Net sales	$86,989	$80,968	$87,393	$79,939	$80,033
Income (loss) before income tax provision (benefit)	1,495	856	(5,866)	(5,373)	(13,448)
Income tax provision (benefit)	535	1,052	80	(26)	(1,462)
Net income (loss)	960	(196)	(5,946)	(5,347)	(11,986)
Net income (loss) per share (basic)	0.18	(0.04)	(1.14)	(1.02)	(2.30)
Net income (loss) per share (diluted)	0.18	(0.04)	(1.14)	(1.02)	(2.30)
Cash dividends per share	—	—	—	—	—

Shares Outstanding at Year End	5,222	5,222	5,214	5,226	5,258

Balance Sheet Data
Working capital	$15,011	$9,619	$16,029	$14,669	$17,087
Property, plant and equipment, net	14,059	18,744	19,882	25,699	29,106
Total assets	48,775	49,523	59,759	61,678	69,642
Long-term debt, net of current maturities	427	10	5,797	7,258	8,695
Total shareholders’ equity	25,183	22,398	24,802	30,281	37,735
Shareholders’ equity per share	4.82	4.29	4.76	5.79	7.18

Financial Ratios
Return on beginning shareholders’ equity	4.3%	(0.8)%	(19.6)%	(14.2)%	(24.3)%
Long-term debt to equity percent	1.7%	—	23.4%	24.0%	23.0%
Current ratio	1.9	1.5	1.8	1.9	1.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operation, future results and prospects. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency (primarily the euro) exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including advanced coating technologies and the continued development of industrial turbine repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (10) successful replacement of declining demand for repair services for turboprop engine components with component repair services for small turbofan engines utilized in the business and regional aircraft markets; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreement, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions and legislation on future contributions; and (14) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, (iii) the projected maintenance, repair and overhaul schedules for industrial gas turbine engines, (iv) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
1. Fiscal Year 2006 Compared With Fiscal Year 2005
Fiscal 2006 net sales increased 7.4% to $87.0 million, compared with $81.0 million in fiscal 2005. The net income in fiscal 2006 was $1.0 million, compared with a net loss of $0.2 million in fiscal 2005.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2006 increased 41.8% to $43.9 million, compared with $31.0 million in fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $8.5 million to $23.4 million in fiscal 2006 compared with $14.9 million in fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, increased $1.1 million to $11.6 million in fiscal 2006 compared with $10.5 million in fiscal 2005. Net sales of airframe components for large aircraft increased $1.9 million to $4.4 million in fiscal 2006 compared with $2.5 million in fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.9 million to $1.8 million in fiscal 2006 compared with $0.9 million in fiscal 2005. The increase in the ACM Group’s net sales volumes during fiscal 2006 is in part attributable to an increase in the ACM Group’s selling prices due to increases in raw material prices in the market place, some of which was passed through to the ACM Group’s customers. The commercial aerospace industry continues to experience strong demand, most notably for mid-size single-aisle aircraft as well as for regional aircraft. Other product and non-product sales were $2.7 million and $2.2 million in fiscal 2006 and 2005, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $20.5 million and $13.1 million in fiscal 2006 and 2005, respectively. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters.
In fiscal 2006, the ACM Group’s total material cost of goods sold as a percentage of net product sales increased 6.2%, compared with fiscal 2005. Overall steel capacity was tight during fiscal 2006, especially for aerospace grade materials. Titanium pricing is impacted by limited world-wide supply of titanium. These factors, coupled with increased steel demand, have resulted in higher raw material prices. While all grades of raw material experienced cost increases during fiscal 2006, aerospace alloy and titanium grades experienced the most significant increases.
Selling, general and administrative expenses in fiscal 2006 were $3.2 million, or 7.3% of net sales, compared with $2.3 million, or 7.5% of net sales, in fiscal 2005. The $0.9 million increase in selling, general and administrative expenses in fiscal 2006 was principally due to increases in the ACM Group’s compensation, including incentive compensation; provision for bad debts; consulting services; and variable selling costs. The increases in compensation ($0.2 million) and variable selling ($0.3 million) expenses were principally due to the significant increase in net sales and operating income during fiscal 2006, compared with fiscal 2005.
The ACM Group’s operating income in fiscal 2006 was $1.7 million, compared with operating income of $0.2 million in fiscal 2005. Operating results were positively impacted in fiscal 2006 compared with fiscal 2005 due to the positive impact on margins resulting from significantly higher sales volumes, partially offset by a $2.1 million increase in the LIFO provision, which increase was due principally to the increased cost of raw material steel being experienced within the ACM Group’s industry as well as increases in certain other components of its manufacturing costs. The ACM Group’s business is heavy manufacturing in nature and consequently bears large fixed operating costs. Therefore, improvements in sales volume generally result in positive impacts on operating margins as such fixed costs are spread over more units of production, as was experienced during fiscal 2006. Operating income in fiscal 2006 included $0.2 million of profit on sale of excess raw material inventory, compared with $0.4 million in fiscal 2005. Operating income in fiscal 2006 was negatively impacted by a $0.4 million increase in expenditures for the purchase of new tooling and repairs to existing tooling. Revenue associated with sales of components manufactured with new tooling generally will be realized in future periods when such component products are shipped.
Turbine Component Services and Repair Group (“Repair Group”)
As described in Item 8, Note 9, on May 10, 2006 the Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets.
Net sales in fiscal 2006 decreased 19.5% to $30.7 million, compared with $38.2 million in fiscal 2005. Net sales of the large aerospace portion of the turbine engine component repair business that was sold, which includes component repair services and the sale of related replacement parts, were $9.4 million in fiscal 2006 (through the May 10, 2006 sale date), compared with $20.5 million in fiscal 2005. The Repair Group’s remaining net sales in fiscal 2006, which includes (i) component manufacturing, consisting of precision component machining and industrial coating, and (ii) component repair services for small aerospace turbine engines and industrial turbine engines, increased 20.3% to $21.3 million, compared with $17.7 million in fiscal 2005. Demand for component repairs for small aerospace turbine engines, industrial turbine engines and for component manufacturing increased in the fiscal 2006, compared with fiscal 2005.
During fiscal 2006, the Repair Group’s selling, general and administrative expenses decreased $0.3 million to $4.0 million, or 13.0% of net sales, from $4.3 million, or 11.2% of net sales, in fiscal 2005. Included in the $4.0 million of selling, general and administrative expenses in fiscal 2006 were $0.2 million of internal transaction related charges associated with the sale of the large aerospace portion of its turbine engine component repair business and $0.1 million of severance and related charges. Included in the $4.3 million of selling, general and administrative expenses in fiscal 2005 were $0.2 million of severance and related charges. The remaining selling, general and administrative expenses in fiscal 2006 and 2005 were $3.7 million, or 12.1% of net sales, and $4.1 million, or 10.6% of net sales, respectively.
The Repair Group’s operating income in fiscal 2006 was $0.9 million, compared with an operating loss of $4.7 million in fiscal 2005. Operating results continued to be negatively impacted in fiscal 2006 by (i) the $0.2 million of aforementioned internal transaction related charges associated with the sale of a portion of the Repair Group’s turbine engine component repair business and (ii) negative margins, resulting from decreased sales volumes, for component manufacturing and repair services principally for large aerospace turbine engines, partially offset by positive, although lower, margins on sales of replacement parts. As noted above, on May 10, 2006, the Repair Group divested the large aerospace portion of its business. This divestiture resulted in a $4.4 million gain on disposal of assets being recognized in the Repair Group’s operating income in fiscal 2006.
During fiscal 2006, the Repair Group’s non-U.S. operation had most of its sales, in particular its large aerospace turbine engine component repair sales, denominated in U.S. dollars while a significant portion of its operating costs were denominated in euros. Therefore, as the U.S. dollar strengthens against the euro, costs denominated in euros are positively impacted and vice versa. During the last half of fiscal 2005 and continuing into the first half of fiscal 2006, the U.S. dollar strengthened against the euro. However, during the second half of fiscal 2006, the U.S. dollar weakened against the euro. During fiscal 2006, the Repair Group hedged its exposure to the euro at exchange rates that were less favorable than the exchange rates used to hedge the same exposure in fiscal 2005 and, therefore, the Repair Group’s operating results were not significantly impacted by a stronger U.S. dollar during the first half of fiscal 2006 compared to the same period in fiscal 2005. Further, the negative impact on the Repair Group’s operating results of the less favorable exchange rates at which it hedged its exposure to the euro in fiscal 2006 compared with the same period in 2005 was approximately $0.5 million.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 4.5% to $12.3 million in fiscal 2006, compared with net sales of $11.8 million in fiscal 2005. In fiscal 2006, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 5.6% to $6.4 million, compared with $6.0 million in fiscal 2005. In fiscal 2006, customized selective electrochemical finishing contract service net sales increased 5.4% to $5.8 million, compared with $5.5 million in fiscal 2005. The increase in net sales in 2006 is principally attributable to (i) an increase in sales to the oil and gas industry, which remains strong in both the exploration and production sectors and (ii) $0.9 million of nets sales generated by the ASC Group’s Swedish operation that was acquired during the first quarter of fiscal 2006.
The ASC Group’s selling, general and administrative expenses in fiscal 2006 were $4.7 million, or 38.4% of net sales, compared with $4.4 million, or 37.4% of net sales, in fiscal 2005. The $0.3 million increase in selling, general and administrative expenses in fiscal 2006 is attributable to an increase in compensation and related benefit expenses due principally to certain positions being filled in fiscal 2006, which were open in fiscal 2005, in anticipation of higher sales volumes in fiscal 2006 that did not materialize.
The ASC Group’s operating loss was $0.6 million in fiscal 2006 compared with operating income of $0.8 million in fiscal 2005 due in part to the above noted items. In addition, operating results were negatively impacted by (i) a shift, during the fiscal 2006, in sales mix to fewer large volume contract service jobs resulting in a decline in operating efficiencies generally associated with such jobs, (ii) expenses related to the costs of relocating two of the Group’s facilities as well as the cost of operating inefficiencies experienced during the relocations, and (iii) higher precious metal raw material costs, which could not be immediately passed on to customers.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.6 million in both fiscal 2006 and 2005. Included in the $1.6 million of corporate unallocated expenses in fiscal 2006 were $0.3 million of incentive expenses. Included in the $1.6 million of corporate unallocated expenses in fiscal 2005 were $0.3 million of severance and related employee benefit expenses incurred as a result of a reorganization of personnel. The remaining corporate unallocated expenses in both fiscal 2006 and 2005 were $1.3 million.
Other/General
Interest expense was $0.2 million in fiscal 2006 compared with $0.4 million in fiscal 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in fiscal years 2006 and 2005.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2006	2005	2006	2005
Industrial development variable rate demand revenue bond (1)	N/A	1.8%	N/A	$0.6 million
Term note (1)	N/A	7.7%	N/A	$0.8 million
Revolving credit agreement	8.4%	6.4%	$0.7 million	$1.7 million
Debt purchase agreement (2)	4.6%	3.6%	$0.7 million	—

(1)	Industrial development variable rate demand revenue bond and the term note were paid off during the first quarter of fiscal 2005.

(2)	Debt purchase agreement was entered into on September 29, 2005 and was paid off during the third quarter of fiscal 2006.
Currency exchange gain was $0.1 million in fiscal 2006, compared with a nominal gain in fiscal 2005. These gains are generally the result of the impact of currency exchange rate fluctuations on the Company’s monetary assets and liabilities that are not denominated in U.S. dollars. During fiscal 2005, the U.S. dollar strengthened in relation to the euro. This strength continued during the first half of fiscal 2006; however, during the second half of fiscal 2006, the U.S. dollar weakened against the euro. Also during fiscal 2006, the Company recognized a $0.2 million currency exchange gain as a result of the maturity and renegotiation of certain government grant agreements, as described more fully in Item 8, Note 4.
Other income in fiscal 2006 includes $0.7 million of grant income, as described more fully in Item 8, Note 4, and a $0.2 million gain from an insurance settlement related to property damaged in fiscal 2005. Other income in fiscal 2005 includes a $6.2 million gain on the sale of certain non-operating assets of the Repair Group.
In fiscal 2006 and 2005, the income tax benefit related to the Company’s U.S. and non-U.S. subsidiary losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. A deferred tax asset of $0.6 million was recognized in fiscal 2004 and was attributable to the gain on the disposal of a building and land in October 2004 that was part of the Repair Group’s Irish operations, and that was recognized for Irish income tax purposes in fiscal 2004 but was recognized for financial reporting purposes in fiscal 2005 in conformity with accounting principles generally accepted in the United States of America. The Company also recorded a U.S. income tax provision in fiscal 2005 under the American Jobs Creation Act of 2004 for a dividend it received from its non-U.S. subsidiaries. The Company recorded an Irish income tax provision of $0.5 million in fiscal 2006 related to the gain on sale of the large aerospace portion of it turbine engine component repair business.
2. Fiscal Year 2005 Compared With Fiscal Year 2004
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
The ACM Group’s operating income in fiscal 2005 was $0.2 million, compared with operating income of $1.8 million in fiscal 2004. Operating results were negatively impacted in fiscal 2005, compared with fiscal 2004, due to the negative impact on margins resulting from lower sales volumes, as well as by (i) an increase in raw material prices; (ii) an increase in energy costs; (iii) an increase in spending on manufacturing supplies and other related expenses; and (iv) a $0.6 million increase in the LIFO provision due principally to the increased cost of steel alloys.
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
The Repair Group’s operating loss in fiscal 2005 increased $1.4 million to a $4.7 million loss from a $3.3 million loss in fiscal 2004. Operating results decreased in fiscal 2005 principally due to the negative impact on margins of decreased sales volumes for component manufacturing and repair services, which was partially offset by higher margins on sales of replacement parts. The higher margins on sales of replacement parts was attributable to both improved market prices for such components as well as certain replacement part sales consisting of inventory that had been previously written down.
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
The ASC Group’s selling, general and administrative expenses in fiscal 2005 were $4.4 million, or 37.4% of net sales, compared with $5.9 million, or 54.1% of net sales, in fiscal 2004. Included in the $5.9 million of selling, general and administrative expenses in fiscal 2004 was a $2.6 million non-cash impairment charge related to a write-off of goodwill. The remaining selling, general and administrative expenses in fiscal 2004 were $3.3 million, or 30.6% of net sales. The increase in selling, general and administrative expenses is principally attributable to (i) an increase in compensation and employee benefit expenses consisting primarily of severance benefits incurred as a result of a reorganization of personnel that occurred in early fiscal 2005 and (ii) an increase in employee compensation and other employee related expenses required to complete staffing needs as a result of the reorganization of personnel.
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
Other income includes (i) a $0.1 million gain on the sale of a building and land that was part of the Repair Group’s Tampa, Florida operation and (ii) a $6.2 million gain on the sale of a building and land that was part of the Repair Group’s Irish operations. Both buildings and land that were sold were included in assets held for sale at September 30, 2004.
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

B. Liquidity and Capital Resources
Cash and cash equivalents increased to $4.7 million at September 30, 2006 from $0.9 million at September 30, 2005. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $1.9 million of cash in fiscal 2006, compared with $4.7 million of cash consumed in fiscal 2005. The cash used for operating activities in fiscal 2006 was primarily due to (i) a cash operating loss of $0.3 million, which loss does not include a $4.4 million gain on disposal of operating assets; (ii) a $0.9 million increase in accounts receivable principally attributable to the significant increase in the ACM Group’s fourth quarter sales and a portion of the proceeds from the disposal of operating assets being earned and not yet remitted; (iii) a $0.3 million increase in inventory principally attributable to the ACM Group’s response to the increased demand in its business; (iv) a $1.4 million decrease in other long term liabilities related to the cancellation of certain government grant obligations and the annual revaluation of certain retirement obligations, partially offset by (v) an increase in accounts payable of $1.1 million principally attributable to the ACM Group’s significant increase in raw material purchases necessary to support the aforementioned increase in sales levels. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.
Capital expenditures were $1.3 million in fiscal 2006, compared with $2.2 million in fiscal 2005. Fiscal 2006 capital expenditures consist of $0.2 million by the ACM Group, $0.7 million by the ASC Group and $0.4 million by the Repair Group. During the first quarter of fiscal 2006, the ASC Group also invested $0.4 million to acquire a related business. The Company anticipates that total fiscal 2007 capital expenditures will approximate $3.0 million. Fiscal 2007 capital expenditures are again anticipated to (i) provide increased range of manufacturing capabilities; (ii) automate certain operations; and (iii) enhance the Company’s service and repair capabilities.
At September 30, 2006, the Company has a $6.0 million revolving credit agreement with a U.S. bank, subject to sufficiency of collateral, which expires on October 1, 2007 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 8.75% at September 30, 2006. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2006, $0.4 million was outstanding and the Company had $5.5 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in one of its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. During 2006, the Company entered into agreements with its U.S. bank to (i) waive certain provisions of its revolving credit agreement for periods prior to May 1, 2006, (ii) amend its financial ratio covenants for future periods; and (iii) extend the maturity date of the revolving credit agreement. In November 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum EBITDA level for periods prior to October 1, 2006 and (ii) amends the Company’s required minimum EBITDA level for future periods. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2006.
Effective September 29, 2005, the Company’s Irish subsidiary entered into a debt purchase agreement and certain related agreements with an Irish bank. On May 10, 2006 the Company’s Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets. As part of this transaction, the Repair Group’s Irish subsidiary used the related proceeds to pay off the remaining outstanding balance of its debt purchase agreement with the Irish bank.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its credit agreements will be sufficient to meet its working capital requirements through the end of fiscal year 2007. However, no assurances can be given as to the sufficiency of the Company’s working capital to support the Company’s operations. If the existing cash reserves, cash flow from operations and funds available under the revolving credit agreement are insufficient; if working capital requirements are greater than currently estimated; and/or if the Company is unable to satisfy the covenants set forth in its credit agreements, the Company may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, restructuring indebtedness, selling assets or operations, or issuing additional shares of capital stock in the Company. There can be no assurance that any of these actions could be accomplished, or if so, on terms favorable to the Company, or that they would enable the Company to continue to satisfy its working capital requirements.
C. Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations. For discussion of foreign currency exchange contracts, see Foreign Currency Risk included in Item 7A.
D. Other Contractual Obligations
The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2006 and the effect such obligations are expected to have on liquidity and cash flow in future periods.
(Amounts in thousands)

	Payments Due by Period
		Less than			More than
Other Contractual Obligations	Total	1 year	>1-3 years	>3-5 years	5 years
Debt obligations	$11	$1	$2	$2	$6
Operating lease obligations	1,215	411	487	317	—

Total	$1,226	$412	$489	$319	$6

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2006 for raw materials and supplies required in the normal course of business. Included in other long-term liabilities in the Company’s balance sheet as of September 30, 2006 is $2.4 million related to (contingent) government grant obligations, which (as is explained more fully in Item 8, Note 4) expire on December 31, 2006 without obligation to the Company, and $3.4 million related to the Company’s defined benefit pension plans. The Company is not able to accurately project the timing of the payment of such pension obligations beyond the $1.2 million that is expected to be funded in fiscal 2007.
E. Outlook
The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.
The financial condition of many airlines in the U.S. and throughout the world, while showing some improvement, continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered bankruptcy proceedings, and others continue to pursue major restructuring initiatives, which appears to have had a positive impact on operating results in recent periods. Modest improvements in the commercial airlines and increased demand in the aircraft and related engine industries have been complemented by increases in U.S. military spending for aircraft and related components; and the demand for passenger travel has rebounded to pre-September 11, 2001 levels. The air transport industry’s long-term outlook has been one of continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs.
It is difficult to determine the potential long-term impact that the aforementioned factors may have on air travel and the demand for the products and services provided by the Company. Lack of continued improvement could result in further credit risk associated with doing business with the financially troubled airlines and their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company’s net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that that cash on-hand, funds available under its revolving credit agreement, and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.

F. Critical Accounting Policies and Estimates
Allowances for Doubtful Accounts
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of certain customers to make required payments. The Company evaluates the adequacy of its allowances for doubtful accounts each quarter based on the customers’ credit-worthiness, current economic trends or market conditions, past collection history, aging of outstanding accounts receivable and specific identified risks. As these factors change, the Company’s allowances for doubtful accounts may change in subsequent periods. Historically, losses have been within management’s expectations and have not been significant.
Inventories
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains formal policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory on a product-by-product basis. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order. Management’s judgment is necessary in determining the realizable value of these products to arrive at the proper allowance for obsolete and excess inventory.
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, and if that excess carrying value is determined to be permanent, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
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
Valuation of deferred tax allowance
The Company accounts for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2006, the Company’s net deferred tax asset before any valuation allowance was $4.5 million.
At September 30, 2006, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $4.6 million based on an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.

G. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) —measured as the difference between plan assets at fair value and the benefit obligation—as an asset or liability in its statement of financial position; (ii) recognize changes in that funded status in the year in which the changes occur through comprehensive income; (iii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and (iv) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. For an employer with publicly traded equity securities, SFAS No 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of its adoption of SFAS No. 158 on its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement in fiscal 2008 is not expected to have a material impact on the Company’s financial position or results of its operations.
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Financial Statement Misstatements”. SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement in fiscal 2007 is not expected to have a material impact on the Company’s financial position or results of its operations.
In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entity’s uncertain tax position(s). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations.
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

In May 2005, the FASB issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” – a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
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
The Company believes that inflation has not materially affected its results of operations in 2006, and does not expect inflation to be a significant factor in fiscal 2007.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. Also, through September 30, 2006, the U.S. dollar was the functional currency for the Company’s Irish subsidiary because a substantial majority of the subsidiary’s transactions were denominated in U.S. dollars. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Subsequent to September 30, 2006, as a result of the sale of the large aerospace portion of the Irish subsidiary’s turbine engine component repair business and certain related assets, the majority of the Irish subsidiary’s transactions are expected to be denominated in euros. Consequently, effective October 1, 2006, the functional currency of the remaining Irish subsidiary’s business will be the euro.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2006, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At September 30, 2006, the Company’s assets and liabilities denominated in the British pound, the Euro and Swedish Krona were as follows (Amounts in thousands):

	British Pounds	Euro	Swedish Krona
Cash and cash equivalents	345	100	2
Accounts receivable	323	987	1,118
Accounts payable	94	1,243	371
Accrued liabilities	139	27	1,021
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a U.S. bank. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2006 rate, and assuming no change in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
November 3, 2006 (except for Note 5 as to
     which the date is November 29, 2006)

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2006	2005	2004
Net sales	$86,989	$80,968	$87,393
Operating expenses:
Cost of goods sold	77,390	73,653	77,716
Selling, general and administrative expenses	13,519	12,650	14,657
Loss (Gain) on disposal of operating assets	(4,352)	83	(60)

Total operating expenses	86,557	86,386	92,313

Operating income (loss)	432	(5,418)	(4,920)
Interest income	(124)	(77)	(59)
Interest expense	183	387	782
Foreign currency exchange loss (gain), net	(144)	(48)	343
Other income, net	(978)	(6,536)	(120)

Income (loss) before income tax provision	1,495	856	(5,866)
Income tax provision	535	1,052	80

Net income (loss)	$960	$(196)	$(5,946)

Net income (loss) per share (basic)	$0.18	$(0.04)	$(1.14)
Net income (loss) per share (diluted)	$0.18	$(0.04)	$(1.14)

Weighted-average number of common shares (basic)	5,222	5,224	5,221
Weighted-average number of common shares (diluted)	5,227	5,228	5,221
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$4,744	$884
Receivables, net	18,652	17,661
Inventories	8,052	8,746
Refundable income taxes	188	171
Prepaid expenses and other current assets	601	627

Total current assets	32,237	28,089
Property, plant and equipment:
Land	577	559
Buildings	11,671	13,482
Machinery and equipment	43,636	60,424

	55,884	74,465
Accumulated depreciation	41,825	55,721

Property, plant and equipment, net	14,059	18,744

Other assets	2,479	2,690

Total assets	$48,775	$49,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$52	$1,915
Accounts payable	10,454	9,288
Accrued liabilities	6,720	7,267

Total current liabilities	17,226	18,470

Long-term debt, net of current maturities	427	10

Other long-term liabilities	5,939	8,645

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,222 shares in 2006 and 5,228 shares in 2005; outstanding 5,222 shares in 2006 and 2005	5,222	5,228
Additional paid-in capital	6,323	6,282
Retained earnings	23,100	22,140
Accumulated other comprehensive loss	(9,462)	(11,149)
Unearned compensation – restricted common shares	—	(60)
Common shares held in treasury at cost, no shares in 2006 and 6 shares in 2005	—	(43)

Total shareholders’ equity	25,183	22,398

Total liabilities and shareholders’ equity	$48,775	$49,523

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$960	$(196)	$(5,946)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,669	3,163	3,498
Gain on disposal of property, plant and equipment	(4,352)	(6,216)	(60)
Deferred income taxes	34	575	(575)
Share transactions under employee stock plan	139	69	87
Asset impairment charges	289	21	2,574

Changes in operating assets and liabilities:
Receivables	(895)	59	(1,072)
Inventories	(261)	(901)	1,344
Refundable income taxes	(10)	(171)	23
Prepaid expenses and other current assets	40	(116)	(37)
Other assets	152	46	(308)
Accounts payable	1,125	(66)	2,863
Accrued liabilities	(410)	(149)	658
Other long-term liabilities	(1,355)	(810)	(118)

Net cash provided by (used for) operating activities	(1,875)	(4,692)	2,931

Cash flows from investing activities:
Capital expenditures	(1,288)	(2,212)	(2,754)
Proceeds from disposal of property, plant and equipment	8,941	10,613	125
Acquisition of business	(434)	—	—
Reimbursement of equipment expenditures	—	—	750
Other	22	33	120

Net cash provided by (used for) investing activities	7,241	8,434	(1,759)

Cash flows from financing activities:
Proceeds from debt purchase agreement	16,958	2,300	—
Repayments of debt purchase agreement	(18,871)	(387)	—
Proceeds from revolving credit agreement	18,416	24,189	54,395
Repayments of revolving credit agreement	(17,999)	(27,296)	(53,063)
Proceeds from other indebtedness	287	—	—
Repayments of long-term debt	(297)	(7,247)	(1,450)
Exercise of stock options	—	5	—

Net cash used for financing activities	(1,506)	(8,436)	(118)

Increase (decrease) in cash and cash equivalents	3,860	(4,694)	1,054
Cash and cash equivalents at beginning of year	884	5,578	4,524

Cash and cash equivalents at end of year	$4,744	$884	$5,578

Supplemental disclosure of cash flow information:
Cash paid for interest	$(131)	$(358)	$(677)
Cash paid for income taxes, net	$(523)	$(809)	$(9)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

				Accumulated		Common
		Additional		Other		Shares	Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Held in	Shareholders’
	Shares	Capital	Earnings	Loss	Compensation	Treasury	Equity
Balance – September 30, 2003	$5,294	$6,661	$28,282	$(9,247)	$(309)	$(400)	$30,281

Comprehensive income (loss):
Net loss	—	—	(5,946)	—	—	—	(5,946)
Foreign currency translation adjustment	—	—	—	93	—	—	93
Currency exchange contract adjustment	—	—	—	621	—	—	621
Unrealized gain on interest rate swap agreement	—	—	—	264	—	—	264
Minimum pension liability adjustment	—	—	—	(598)	—	—	(598)

Total comprehensive loss							(5,566)

Share transactions under employee stock plans	(37)	(164)	—	—	143	145	87

Balance – September 30, 2004	$5,257	$6,497	$22,336	$(8,867)	$(166)	$(255)	$24,802

Comprehensive income (loss):
Net loss	—	—	(196)	—	—	—	(196)
Foreign currency translation adjustment	—	—	—	34	—	—	34
Currency exchange contract adjustment	—	—	—	(909)	—	—	(909)
Unrealized gain on interest rate swap agreement	—	—	—	125	—	—	125
Minimum pension liability adjustment	—	—	—	(1,532)	—	—	(1,532)

Total comprehensive loss							(2,478)
Share transactions under employee stock plans	(29)	(215)	—	—	106	212	74

Balance – September 30, 2005	$5,228	$6,282	$22,140	$(11,149)	$(60)	$(43)	$22,398

Comprehensive income:
Net income	—	—	960	—	—	—	960
Foreign currency translation adjustment	—	—	—	75	—	—	75
Currency exchange contract adjustment	—	—	—	288	—	—	288
Minimum pension liability adjustment	—	—	—	1,324	—	—	1,324

Total comprehensive income							2,747

Stock option expense	—	78	—	—	—	—	78
Share transactions under employee stock plans	(6)	(37)	—	—	60	43	60

Balance – September 30, 2006	$5,222	$6,323	$23,100	$(9,462)	$—	$—	$25,183

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2006, 2005 and 2004
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group and (3) Applied Surface Group.
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
D. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 59% and 60% of the Company’s inventories at September 30, 2006 and 2005, respectively. Cost is determined using the specific identification method for approximately 12% and 18% of the Company’s inventories at September 30, 2006 and 2005, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.
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
E. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements — 5 to 50 years and (ii) machinery and equipment, including office and computer equipment — 3 to 20 years.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
F. NET INCOME PER SHARE
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
G. REVENUE RECOGNITION
The Company recognizes revenue in accordance with the relevant portions of the Securities and Exchange Commission’s Staff Accounting Bulletins No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. Revenue is generally recognized when products are shipped or services are provided to customers.
H. RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) —measured as the difference between plan assets at fair value and the benefit obligation—as an asset or liability in its statement of financial position; (ii) recognize changes in that funded status in the year in which the changes occur through comprehensive income; (iii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and (iv) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end.. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. For an employer with publicly traded equity securities, SFAS No 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of its adoption of SFAS No. 158 on its financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement in fiscal 2008 is not expected to have a material impact on the Company’s financial position or results of its operations.
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Financial Statement Misstatements”. SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of this statement in fiscal 2007 is not expected to have a material impact on the Company’s financial position or results of its operations.
In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entity’s uncertain tax position(s). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of its adoption of FIN 48 on its financial position and results of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
In May 2005, the FASB issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” – a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement in fiscal year 2007 to have a material impact on the Company’s financial position or results of operations.
I. USE OF ESTIMATES
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
J. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $669 and $682 at September 30, 2006 and 2005, respectively. During fiscal 2006 and 2005, $135 and $65 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense (income) totaled $121, $115 and $(104) in fiscal 2006, 2005 and 2004, respectively.
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components, airlines, and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 23% of the Company’s net sales in 2006 were to two of its largest customers, with an additional 10% of combined net sales to various direct subcontractors to those two customers. No other single group or customer represents greater than 4% of total net sales in 2006. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2006. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
K. STOCK-BASED COMPENSATION
Prior to the adoption of SFAS No. 123R (revised 2004) on October 1, 2005, the Company employed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The following pro forma information regarding net income and earnings per share was determined as if the Company had accounted for its stock options under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosure, the estimated fair value of the stock options is amortized over the options’ vesting periods. The pro forma information is as follows:

	Years Ended September 30,
	2005	2004
Net loss as reported	$(196)	$(5,946)

Less: Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	57	109

Pro forma net loss as if the fair value based method had been applied to all awards	$(253)	$(6,055)

Net loss per share:

Basic — as reported	$(0.04)	$(1.14)
Basic — pro forma	$(0.05)	$(1.16)
Diluted — as reported	$(0.04)	$(1.14)
Diluted — pro forma	$(0.05)	$(1.16)
L. DERIVATIVE FINANCIAL INSTRUMENTS
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2006, the Company had no forward exchange contracts outstanding.
Through the first quarter of fiscal 2005, the Company used an interest rate swap agreement to reduce risks related to variable-rate debt. This was designated as a cash flow hedge. Cash flows related to the interest rate swap agreement were included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon three-month LIBOR. In December 2004, the Company terminated its interest rate swap agreement with a notional amount of $4,500 in conjunction with the repayment of the Company’s variable rate term note payable to bank. The loss from the termination of the interest rate swap agreement, $79, was charged to interest expense. During 2005 through the date of its termination, the interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.
M. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Research and development expense was approximately $669, $920 and $835 in fiscal 2006, 2005 and 2004, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
N. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. The components of accumulated other comprehensive loss, net of tax, at September 30 consist of:

	2006	2005	2004
Foreign currency translation adjustment	$(6,643)	$(6,718)	$(6,752)
Interest rate swap agreement adjustment	—	—	(125)
Currency exchange contract adjustment	—	(288)	621
Minimum pension liability adjustment	(2,819)	(4,143)	(2,611)

Total accumulated other comprehensive loss	$(9,462)	$(11,149)	$(8,867)

O. RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2006 consolidated financial statement presentation.
2. Inventories
Inventories at September 30 consist of:

	2006	2005
Raw materials and supplies	$3,220	$3,437
Work-in-process	3,222	2,793
Finished goods	1,610	2,516

Total inventories	$8,052	$8,746

If the FIFO method had been used for the entire Company, inventories would have been $6,860 and $4,122 higher than reported at September 30, 2006 and 2005, respectively.
3. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2006	2005
Accrued employee compensation and benefits	$1,936	$1,453
Accrued workers’ compensation	1,003	1,203
Accrued pension	572	654
Accrued income taxes	822	838
Accrued royalties	823	1,287
Accrued legal and professional	274	321
Other accrued liabilities	1,290	1,511

Total accrued liabilities	$6,720	$7,267

4. Government Grants
The Company received grants from certain government entities as an incentive to invest in facilities, research and employees. The Company has historically elected to treat capital and employment grants as a contingent obligation and does not commence amortizing such grants into income until such time as it is more certain that the Company will not be required to repay a portion of these grants. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
During fiscal year 2006, and in conjunction with the asset divestiture described in Note 9, the Company renegotiated the terms of certain of its grant agreements. The amended agreements revised the minimum employment level threshold that could trigger repayment of certain grants and cancelled any further grant repayments under certain other grant agreements. The Company’s relevant employment levels at September 30, 2006 met or exceeded the minimum employment level threshold set by its grant agreements, as amended. The Company expects to meet or exceed its employment level threshold through December 31, 2006, the expiration date of the grants subject to repayment. Accordingly, the Company continues to present such contingent obligations in other long-term liabilities. If the employment level threshold is met at December 31, 2006, the Company will not be required to repay the grants and the related contingent obligation amounts will then be treated as deferred grant revenue and will be recognized as income at that time in accordance with the above described grant amortization method. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at September 30, 2006 and September 30, 2005 was $2,423 and $3,251, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations. Primarily as a result of the amendment and expiration of certain grant agreements during fiscal year 2006, the Company recognized, in other income in the accompanying consolidated statement of operations, grant income of $746 in fiscal 2006. The Company recognized grant income of $66 and $116 in fiscal 2005 and 2004, respectively.
Prior to expiration, a grant may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments, including the previously discussed unamortized portion of deferred grant revenue, was $2,061 and $5,838 at September 30, 2006 and 2005, respectively.
5. Long-Term Debt
Long-term debt at September 30 consists of:

	2006	2005
Revolving credit agreement	$417	$—
Debt purchase agreement	—	1,913
Other	62	12

Total debt	479	1,925
Less – current maturities	52	1,915

Total long-term debt	$427	$10

At September 30, 2006, the Company has a $6,000 revolving credit agreement with a U.S. bank subject to sufficiency of collateral that expires on October 1, 2007 and bears interest at the U.S. bank’s base rate plus 0.50%. The interest rate was 8.75% and 7.25% at September 30, 2006 and 2005, respectively. The daily average balance outstanding against the U.S. revolving credit agreement was $655 and $1,685 during 2006 and 2005, respectively. A commitment fee of 0.375% is incurred on the unused balance. At September 30, 2006, the Company had $5,538 available under its $6,000 U.S. revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in one of its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. During 2006, the Company entered into agreements with its U.S. bank to (i) waive certain provisions of its revolving credit agreement for periods prior to May 1, 2006, (ii) amend its financial ratio covenants for future periods; and (iii) extend the maturity date of the revolving credit agreement. In November 2006, the Company entered into an agreement with its U.S. bank to waive and/or amend certain provisions of its revolving credit agreement. The amendment (i) waives the Company’s required minimum EBITDA level for periods prior to October 1, 2006 and (ii) amends the Company’s required minimum EBITDA level for future periods. Taking into consideration the impact of this amendment, the Company was in compliance with all applicable covenants at September 30, 2006.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Effective September 29, 2005, the Company’s Irish subsidiary, entered into a debt purchase agreement and certain related agreements with an Irish bank. On May 10, 2006 the Company’s Repair Group completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets. As part of this transaction, the Repair Group’s Irish subsidiary used the related proceeds to pay off the remaining outstanding balance of its debt purchase agreement with the Irish bank.
6. Income Taxes
The components of income (loss) before income tax provision (benefit) are as follows:

	Years Ended September 30,
	2006	2005	2004
U.S	$155	$(2,501)	$(3,409)
Non-U.S	1,340	3,357	(2,457)

Income (loss) before income tax provision	$1,495	$856	$(5,866)

The income tax provision consists of the following:

	Years Ended September 30,
	2006	2005	2004
Current income tax provision:
U.S. federal	$—	$524	$—
Non-U.S	535	(47)	655

Total current tax provision	535	477	655
Deferred income tax provision (benefit):
U.S. federal	—	—	—
Non-U.S	—	575	(575)

Total deferred tax provision (benefit)	—	—	(575)

Income tax provision	$535	$1,052	$80

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2006	2005	2004
Income (loss) before income tax provision	$1,495	$856	$(5,866)
Less-U.S., state and local income tax provision	—	—	—

Income (loss) before federal income tax provision	$1,495	$856	$(5,866)

Income tax provision (benefit) at U.S. federal statutory rate	508	291	(1,995)
Tax effect of:
U.S. loss for which no U.S. federal tax benefit has been recognized	(22)	843	1,196
Non-US (income) loss for which no U.S. federal tax (provision) benefit has been recognized	76	(613)	916
U.S. income for which a U.S. federal tax provision has been recognized under the American Jobs Creation Act of 2004	—	524	—
Other	(27)	7	(37)

U.S. federal and non-U.S. income tax provision	$535	$1,052	$80

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Deferred tax assets and liabilities at September 30 consist of the following:

	2006	2005
Deferred tax assets:
Net U.S. operating loss carryforwards	$3,924	$3,324
Net non-U.S. operating loss carryforwards	569	517
Employee benefits	50	382
Investment valuation reserve	511	511
Inventory reserves	481	448
Asset impairment reserve	88	223
Allowance for doubtful accounts	176	151
Foreign tax credits	442	836
Additional pension liability	958	1,409
Government grants	242	321

Total deferred tax assets	7,441	8,122

Deferred tax liabilities:
Depreciation	2,383	2,457
Unremitted foreign earnings	26	26
Other	525	572

Total deferred tax liabilities	2,934	3,055

Deferred tax assets net of liabilities	4,507	5,067
Valuation allowance	(4,608)	(5,067)

Net deferred tax liabilities	$(101)	$—

At September 30, 2006 the Company has U.S. federal and non-U.S. tax loss carryforwards of approximately $11,500 and $5,500, respectively. The U.S. federal tax loss carryforwards expire in 2022 through 2026. The non-U.S. tax loss carryforwards do not expire. The Company has U.S. federal tax credit carryforwards of approximately $442, which expire in 2008.
At September 30, 2006, the Company recorded a decrease of $459 in the valuation allowance against its net deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income.
Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. federal deferred income tax liabilities have been established were approximately $10,000 at September 30, 2006. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $500. During fiscal 2005, the Company received distributions from the earnings of its non-U.S. subsidiaries accumulated subsequent to September 30, 2000. The Company elected to treat the $13,440 distribution from the earnings of its non-U.S. subsidiaries in 2005 under the provisions of the American Jobs Creation Act of 2004, whereby the qualifying portion of the distribution was eligible for favorable tax treatment.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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
One of the Company’s U.S. defined benefit pension plans, which plan covers substantially all non-union employees of the Company’s U.S. operations that were hired prior to March 1, 2003, was frozen in 2003. Consequently, although the plan will otherwise continue, the plan ceased the accrual of additional pension benefits for future service.
In 2006, the Company’s Irish subsidiary advised the trustees of its two non-U.S. defined benefit pension plans that the Company would cease making contributions to such plans effective August 1, 2006. The trustees subsequently advised the Company that (i) it is the intention of the trustees to initiate a wind-up of both defined benefit pension plans during fiscal 2007 and (ii) based on short term fluctuations in the capital markets, the plan assets of one of the defined benefit pension plans may not be sufficient to meet the minimum transfer value obligations to such plan’s participants at the date of wind up. The Company agreed that, should a shortfall in plan assets exist relative to minimum transfer value obligations at the date of wind up, it would satisfy such shortfall for that one plan provided that the plan trustees do not allow certain additional benefits to accrue to participants during the wind up process. The trustees of its two non-U.S. defined benefit pension plans advised the Company that, as of September 30, 2006, the assets of both plans were sufficient to meet such plans’ minimum transfer value obligations. For financial reporting purposes, the Company’s actions with respect to these two plans result in the curtailment of both plans. No net curtailment gain or loss has been recognized in the accompanying consolidated statement of operations for fiscal 2006.
The Company uses a July 1 measurement date for its U.S. defined benefit pension plans and a September 30 measurement date for its non-U.S. defined benefit pension plans. For 2006 and 2005, the Company’s defined benefit plans had accumulated benefit obligations of $27,031 and $29,808. Net pension expense for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2006	2005	2004
Service cost	$945	$687	$621
Interest cost	1,463	1,434	1,389
Expected return on plan assets	(1,616)	(1,681)	(1,515)
Amortization of transition asset	—	(11)	(11)
Amortization of prior service cost	132	132	132
Amortization of net (gain) loss	(51)	111	24

Net pension expense for defined benefit plans	$873	$672	$640

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The status of all U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

	2006	2005
Benefit obligation:
Benefit obligation at beginning of year	$29,808	$25,098
Service cost	945	687
Interest cost	1,463	1,434
Participant contributions	339	295
Actuarial (gain) loss	(4,967)	4,867
Benefits paid	(745)	(2,080)
Settlements / Curtailments	(415)	—
Currency translation adjustment	603	(493)

Benefit obligation at end of year	$27,031	$29,808

	2006	2005
Plan assets:
Plan assets at beginning of year	$22,293	$20,113
Actual return on plan assets	1,890	3,032
Employer contributions	1,031	1,269
Participant contributions	339	295
Benefits paid	(745)	(2,080)
Settlements / Curtailments	(415)	—
Currency translation adjustment	510	(336)

Plan assets at end of year	$24,903	$22,293

	Plans in which		Plans in which
	Assets Exceed Benefit		Benefit Obligation
	Obligation at		Exceeds Assets at
	September 30,		September 30,
	2006	2005	2006	2005
Reconciliation of Funded Status:
Plan assets in excess of (less than) projected benefit obligations	$1,383	$927	$(3,509)	$(8,442)
Unrecognized net (gain) loss	(595)	348	2,941	7,222
Unrecognized prior service cost	526	618	185	224
Unrecognized transition asset	—	(41)	—	36
Contribution between measurement date and fiscal year-end	—	—	228	—
Currency translation adjustment	—	(44)	—	(161)

Net amount recognized in the consolidated balance sheets	$1,314	$1,808	$(155)	$(1,121)

Amounts recognized in the consolidated balance sheets are:
Other assets	$1,314	$1,808	$994	$661
Accrued liabilities	—	—	(572)	(654)
Other long-term liabilities	—	—	(3,396)	(5,271)
Accumulated other comprehensive loss	—	—	2,819	4,143

Net amount recognized in the consolidated balance sheets	$1,314	$1,808	$(155)	$(1,121)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2006	2005	2004
Discount rate	5.4%	5.3%	5.7%
Expected return on assets	7.2%	8.0%	8.1%
Rate of compensation increase	1.0%	3.5%	3.5%
The following table sets forth the asset allocation of the Company defined benefit pension plan assets at September 30, 2006 and 2005:

	September 30, 2006		September 30, 2005
	Asset	% Asset	Asset	% Asset
	Amount	Allocation	Amount	Allocation
Equity securities	$17,186	69%	$13,945	63%
Debt securities	7,090	29%	7,016	31%
Other securities	627	2%	1,332	6%

Total	$24,903	100%	$22,293	100%

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
The Company expects to make contributions of $1,294 to its defined benefit pension plans during fiscal 2007. The following benefit payments, which reflect expected future service of participants, are expected to be paid. Included in the $11,211 projected benefit payments for the year ending September 30, 2007 is $10,566 that is to be funded (entirely) out of the plan assets of the Company’s two non-U.S. defined benefit pension plans in conjunction with the aforementioned wind-up of such plans in fiscal 2007:

Projected
Years Ending	Benefit
September 30,	Payments
2007	$11,211
2008	848
2009	764
2010	900
2011	1,034
2012-2016	7,403
The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2006, 2005 and 2004 were $48, $41 and $44, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes a quarterly matching contribution to this Plan equal to an amount that represents up to 5% of eligible participant compensation. The Company’s matching contribution expense for this defined contribution plan in 2006, 2005 and 2004 was $221, $214 and $199, respectively.
The Company’s Irish subsidiary sponsors, for all of its employees, a tax-advantage profit sharing program. Company discretionary contributions and employee elective contributions are invested in Common Shares of the Company without being subject to personal income taxes if held for at least three years. Employees have the option of taking taxable cash distributions. There was no contribution expense in 2006, 2005 and 2004.
The Company’s Irish subsidiary also sponsors, for certain of its employees, a defined contribution plan. The Company contributes annually 7.5% of eligible employee compensation, as defined. Total contribution expense in 2006, 2005 and 2004 was $75, $30 and $17, respectively. The contribution expense increased in 2006 due principally to the Company’s Irish subsidiary’s agreement, as part of its decision to cease making contributions to its two defined benefit pension plans effective August 1, 2006, to make additional contributions to its defined contribution plan over a 24-month period beginning in 2006.
The Company’s Irish subsidiary established a Personal Retirement Savings Account Plan, a portable retirement savings plan, which is to be funded entirely by plan participant contributions. The Company is not obligated to contribute to this plan.
The Company’s United Kingdom subsidiary sponsors, for certain of its employees, two defined contribution plans. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2006, 2005 and 2004 was $31, $40 and $26, respectively.
8. Stock-Based Compensation
The Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the initial aggregate number of stock options that were available to be granted was 200,000 and, at September 30, 2006, no further options may be awarded under such Plan. The aggregate number of stock options that were available to be granted under the 1998 Plan in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2006, no further options may be awarded under the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Option activity is as follows:

	Years Ended September 30,
	2006	2005	2004
Options at beginning of year	278,000	405,500	385,000
Weighted average exercise price	$6.40	$6.24	$6.74
Options granted during the year	—	55,000	67,000
Weighted average exercise price	—	$3.74	$3.54
Options exercised during the year	—	(71,250)	—
Weighted average exercise price	—	$4.24	$—
Options canceled during the year	(17,000)	(111,250)	(46,500)
Weighted average exercise price	$4.14	$5.89	$6.49
Options at end of year	261,000	278,000	405,500
Weighted average exercise price	$6.55	$6.40	$6.24
Options exercisable at end of year	205,750	171,625	287,500
Weighted average exercise price	$7.13	$7.99	$7.04
As of September 30, 2006, there was $51 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table provides additional information regarding options outstanding as of September 30, 2006:

Option	Options	Options	Options Vested or
Exercise Price	Outstanding	Exercisable	Expected to Vest
$3.50	42,000	26,500	34,500
$3.74	55,000	15,250	46,750
$4.69	33,000	33,000	33,000
$5.50	43,500	43,500	40,500
$6.81	5,000	5,000	5,000
$6.94	22,500	22,500	20,000
$12.88	60,000	60,000	60,000

Total	261,000	205,750	239,750

Weighted average remaining term	5.2 years	4.4 years	5.0 years
Aggregate intrinsic value	$(452)	$(515)	$(463)
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123R (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this statement using the modified prospective method and, accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized in fiscal 2006 was $78. No tax benefit was recognized for this compensation expense. Prior to the adoption of SFAS No. 123R (revised 2004) the Company employed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Pro forma information required by this standard regarding net loss and net loss per share can be found in Note 1 — Summary of Significant Accounting Policies. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1996 under the fair value method of that standard.
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
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to the amortization of unearned compensation was $61, $69 and $87 in fiscal years 2006, 2005 and 2004, respectively. At September 30, 2006, there was no unrecognized compensation expense related to restricted stock awards.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
9. Asset Divestiture
On May 10, 2006 the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics, which is based in Zurich, Switzerland, through a wholly-owned Irish subsidiary named SR Technics Airfoil Services Limited. Historically, the large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of the transaction. Net proceeds from the sale of the business and certain related assets, after approximately $800 of third party transaction charges, were $8,950 and the assets that were sold had a net book value of approximately $4,500. Of the $8,950 of net proceeds, $900 had been earned but remained in escrow as of September 30, 2006, and is expected to be received in the first quarter of fiscal 2007. The Company’s Repair Group recognized a gain of approximately $4,400 on disposal of operating assets in 2006. SIFCO Turbine retains substantially all existing liabilities of the business and the Company has guaranteed the performance by SIFCO Turbine of all of its obligations under an applicable asset purchase agreement.
The cash flows of the large aerospace portion of the turbine engine component repair business cannot be clearly distinguished operationally, and for financial reporting purposes, from the rest of SIFCO Turbine’s operations. While the related revenues of the large aerospace portion of the turbine engine component repair business can be clearly distinguished, the related costs cannot be clearly distinguished as there are many common costs that would require allocation. Consequently, the large aerospace portion of the turbine engine component repair business does not represent a component of an entity as defined by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” and the results of operations of such business were not reported in discontinued operations in accordance with that standard. Net sales of the large aerospace portion of the turbine engine component repair business that was sold were $9.4 million in fiscal 2006 through the date of sale and $20.5 million in fiscal 2005.
10. Contingencies
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters but does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations, although it is possible that the Company’s future operating results could be affected by future cost of litigation.
The Company leases various facilities and equipment under leases expiring at various dates. At September 30, 2006, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,
2007	$411
2008	260
2009	227
2010	202
2011	115
Thereafter	—

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
11. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining and industrial coatings for turbine engine applications. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace industry. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.
One customer of all three of the Company’s segments accounted for 13%, 16% and 7% of the Company’s consolidated net sales in 2006, 2005 and 2004. Another customer of all three of the Company’s segments in 2006, two of the Company’s segments in 2005 and all three of the Company’s segments in 2004 accounted for 10%, 12% and 13% of the Company’s consolidated net sales in 2006, 2005 and 2004, respectively. The combined net sales to these two customers and to the direct subcontractors to these two customers accounted for 33% of the Company’s consolidated net sales in 2006.
Geographic net sales are based on location of customer. The U.S. is the single largest country for unaffiliated customer sales, accounting for 64%, 58% and 57% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. No other single country represents greater than 10% of consolidated net sales in 2006, 2005 and 2004. Net sales to unaffiliated customers located in various European countries in fiscal 2006 accounted for 23%, 28%, and 33% of consolidated net sales in 2006, 2005 and 2004, respectively.
Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes certain information regarding segments of the Company’s operations:

	Years Ended September 30,
	2006	2005	2004
Net sales:
Turbine Component Services and Repair Group	$30,723	$38,181	$45,986
Aerospace Component Manufacturing Group	43,941	30,988	30,476
Applied Surface Concepts Group	12,325	11,799	10,931

Consolidated net sales	$86,989	$80,968	$87,393

Operating income (loss):
Turbine Component Services and Repair Group	$929	$(4,692)	$(3,305)
Aerospace Component Manufacturing Group	1,673	157	1,789
Applied Surface Concepts Group	(559)	765	(1,769)
Corporate unallocated expenses	(1,611)	(1,648)	(1,635)

Consolidated operating income (loss)	432	(5,418)	(4,920)
Interest expense, net	59	310	723
Foreign currency exchange loss (gain), net	(144)	(48)	343
Other income, net	(978)	(6,536)	(120)

Consolidated income (loss) before income tax provision	$1,495	$856	$(5,866)

Depreciation and amortization expense:
Turbine Component Services and Repair Group	$1,736	$2,305	$2,666
Aerospace Component Manufacturing Group	643	639	642
Applied Surface Concepts Group	290	219	190

Consolidated depreciation and amortization expense	$2,669	$3,163	$3,498

Capital expenditures:
Turbine Component Services and Repair Group	$425	$1,002	$1,494
Aerospace Component Manufacturing Group	161	762	981
Applied Surface Concepts Group	702	448	279

Consolidated capital expenditures	$1,288	$2,212	$2,754

Identifiable assets:
Turbine Component Services and Repair Group	$14,605	$23,340	$32,496
Aerospace Component Manufacturing Group	22,802	20,149	16,002
Applied Surface Concepts Group	6,543	5,054	5,660
Corporate	4,825	980	5,601

Consolidated total assets	$48,775	$49,523	$59,759

Non-U.S. operations (primarily the Company’s Ireland operations):
Net sales	$22,150	$30,823	$36,155
Operating income (loss)	130	(2,882)	(4,866)
Identifiable assets (excluding cash)	9,899	17,756	23,512

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Acquisition
On October 12, 2005, the Company’s Applied Surface Concepts Group acquired the stock of Selmet Norden AB of Rattvik, Sweden, a supplier of contract manufacturing services for selective electrochemical finishing that primarily serves the industrial community in Scandinavia. The acquisition was accounted for as a purchase, with the results of operations included in the consolidated financial statements beginning with the acquisition date. The purchase price, net of cash acquired, was $434. The purchase price allocation resulted in current assets of $198, property, plant and equipment of $484, and current liabilities of $248. Pro forma financial information is not presented, as the effect of the acquisition is not material to the Company’s financial position or results of operations.
13. Summarized Quarterly Results of Operations (Unaudited)

	2006 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$19,820	$24,511	$22,319	$20,339
Cost of goods sold	18,011	21,492	19,261	18,626
Net income (loss)	(1,466)	(633)	3,331	(272)
Net income (loss) per share:
Basic	(0.28)	(0.12)	0.64	(0.05)
Diluted	(0.28)	(0.12)	0.64	(0.05)

	2005 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$19,081	$19,843	$20,822	$21,222
Cost of goods sold	18,234	18,161	18,630	18,628
Net loss	2,358	(1,356)	(695)	(503)
Net loss per share:
Basic	$0.45	$(0.26)	$(0.13)	$(0.10)
Diluted	$0.45	$(0.26)	$(0.13)	$(0.10)

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2006, 2005 and 2004
(Amounts in thousands)

			Additions
		Additions	(Reductions)
	Balance at	(Reductions)	Charged to				Balance
	Beginning	Charged to	Other				at End of
	of Period	Expense	Accounts	Deductions			Period
Year Ended September 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$682	$121	$—	$(135)	(a	)	$668
Return and allowance reserve	143	(30)	—	(50)	(b	)	63
Inventory obsolescence reserve	1,353	167	1	(372)	(c	)	1,149
Inventory LIFO reserve	4,122	2,737	—	—			6,860
Asset impairment reserve	1,371	289	—	(1,167)	(d	)	493
Valuation allowance for deferred taxes	5,067	(459)	—	—			4,608

Accrual for estimated liability
Workers’ compensation reserve	1,203	275	—	(372)	(e	)	1,247

Year Ended September 30, 2005
Deducted from asset accounts
Allowance for doubtful accounts	630	115	2	(65)	(a	)	682
Return and allowance reserve	136	23	—	(16)	(b	)	143
Inventory obsolescence reserve	1,097	485	—	(229)	(c	)	1,353
Inventory LIFO reserve	3,518	604	—	—			4,122
Asset impairment reserve	1,350	21	—	—			1,371
Valuation allowance for deferred taxes	4,129	938	—	—			5,067

Accrual for estimated liability
Workers’ compensation reserve	1,117	379	—	(293)	(e	)	1,203

Year Ended September 30, 2004
Deducted from asset accounts
Allowance for doubtful accounts	1,045	(104)	—	(311)	(a	)	630
Return and allowance reserve	334	(193)	—	(5)	(b	)	136
Inventory obsolescence reserve	1,252	129	—	(284)	(c	)	1,097
Inventory LIFO reserve	3,230	288	—	—			3,518
Asset impairment reserve	1,772	—	—	(422)	(d	)	1,350
Valuation allowance for deferred taxes	3,430	699	—	—			4,129

Accrual for estimated liability
Workers’ compensation reserve	1,099	344	—	(326)	(e	)	1,117

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Actual returns received

(c)	Inventory sold or otherwise disposed

(d)	Equipment sold or otherwise disposed

(e)	Payment of workers’ compensation claims

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness noted below, the Company’s disclosure controls and procedures were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the end of the Company’s first fiscal quarter of 2006, the Company did not maintain effective controls to determine the completeness and accuracy of the components of its inventory valuation. Subsequent to the issuance of its unaudited consolidated condensed financial statements for the quarter ended December 31, 2005, the Company identified a clerical error in the calculation of its December 31, 2005 inventory valuation that resulted in a net understatement of inventory of approximately $403,000. This resulted in an overstatement of Cost of Goods Sold and a corresponding understatement of Income Before Income Tax Provision of approximately $403,000 for the quarter ended December 31, 2005. This control deficiency resulted in a restatement to the Company’s quarterly financial statements for its first quarter of fiscal 2006. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Remediation of Material Weakness — the Company has accelerated the timeliness of its detailed account analysis with respect to inventory cost capitalization, such that a more thorough analysis is completed prior to the filing of each periodic financial report on Forms 10-Q and 10-K.
There has been no significant change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience
Jeffrey P. Gotschall	58	Chairman of the Board since 2001; Director of the Company since 1986; Chief Executive Officer since 1990; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Timothy V. Crean	58	President and Chief Operating Officer since 2002; Executive Vice-President of SIFCO Industries, Inc. from 1998 to 2002; Managing Director of the SIFCO Turbine Components Services and Repair Group from 1995 to 2002, and Managing Director of SIFCO Turbine Components, Ltd. from 1986 to 2002.

Frank A. Cappello	48	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.
The Company incorporates herein by reference the information appearing under the captions “Proposal to Elect Six (6) Directors”, “Stock Ownership of Executive Officers, Directors and Nominees”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Organization and Compensation of the Board of Directors” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2006.
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
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Executive Compensation”, “Report of the Compensation Committee” and “Performance Graph” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Number of
Securities
Remaining
	Number of	Weighted	Available for
	Securities to be	Average	Future
	issued upon	Exercise Price	Issuance Under
	Exercise of	of	Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	141,000	$4.39	—
1995 Stock Option Plan (2)	120,000	8.30	—

Equity compensation plans not approved by security holders (3)	—	—	—

Total	261,000	$6.55	—

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that were available to be granted in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be awarded under this plan. During 2006, no options granted under the 1998 Long-term Incentive Plan were exercised.

(2)	Under the 1995 Stock Option Plan the initial aggregate number of stock options that were available to be granted is 200,000. No further options may be awarded under this plan. During 2006, no options granted under the 1995 Stock Option Plan were exercised.

(3)	Under the Company’s restricted stock program, Common Shares may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. In fiscal 2002 and 2001, the Company awarded 50,000 four-year vesting and 100,000 five-year vesting restricted Common Shares, respectively.
For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.
The Company incorporates herein by reference the information appearing under the caption “Outstanding Shares and Voting Rights” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2006.
Item 13. Certain Relationships and Related Transactions
During 2006, the Company incurred expenses of $108,000 to one of its directors for services rendered as an independent sales representative to the Company. The Company believes that the rate of compensation paid to this director in his capacity as an independent sales representative is consistent with rates paid to its other independent sales representatives.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2006.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2006, 2005 and 2004
Consolidated Balance Sheets — September 30, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements — September 30, 2006, 2005 and 2004
(a) (2) Financial Statement Schedules:
The following financial statement schedule is included in Item 8:
Schedule II — Valuation and Qualifying Accounts
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

Exhibit
No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

Exhibit
No.	Description

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2006, and incorporated herein by reference

Exhibit
No.	Description

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated June 30, 2006, and incorporated herein by reference

*4.22	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

Exhibit
No.	Description

10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 8-K dated May 10, 2006, and incorporated herein by reference

14.1	Code of ethics, filed as Exhibit 14.1 of the Company’s form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By:	/s/ Frank A. Cappello

Frank A. Cappello
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)
Date: December 15, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 15, 2006 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall Jeffrey P. Gotschall Chairman of the Board and	/s/ Alayne L. Reitman Alayne L. Reitman Director
Chief Executive Officer
(Principal Executive Officer)

/s/ Hudson D. Smith	/s/ J. Douglas Whelan

Hudson D. Smith	J. Douglas Whelan
Director	Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello

Frank N. Nichols Director	Frank A. Cappello Vice President-Finance
and Chief Financial Officer
(Principal Financial Officer)

/s/ P. Charles Miller	/s/ Remigijus H. Belzinskas

P. Charles Miller	Remigijus H. Belzinskas
Director	Corporate Controller
(Principal Accounting Officer)