Form 10-Q
period 2006-12-31
SIFCO INDUSTRIES INC
filed 2007-02-07
CIK 90168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
                                     Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at December 31, 2006 was 5,229,891.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2006	2005
Net sales	$21,453	$19,820
Operating expenses and other:
Cost of goods sold	17,671	18,011
Selling, general and administrative expenses	3,479	3,270

Total operating expenses	21,150	21,281

Operating income (loss)	303	(1,461)

Interest income	(47)	(8)
Interest expense	19	41
Foreign currency exchange loss (gain), net	235	(24)
Other income, net	(2,112)	(17)

Income (loss) before income tax provision	2,208	(1,453)

Income tax provision	31	13

Net income (loss)	$2,177	$(1,466)

Net income (loss) per share (basic)	$0.42	$(0.28)
Net income (loss) per share (diluted)	$0.42	$(0.28)

Weighted-average number of common shares (basic)	5,226	5,222
Weighted-average number of common shares (diluted)	5,238	5,222
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2006	2006
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$3,813	$4,744
Receivables, net	18,417	18,652
Inventories	9,594	8,052
Refundable income taxes	16	188
Prepaid expenses and other current assets	658	601

Total current assets	32,498	32,237

Property, plant and equipment, net	14,966	14,059

Other assets	2,454	2,479

Total assets	$49,918	$48,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$32	$52
Accounts payable	10,808	10,454
Accrued liabilities	6,172	6,720

Total current liabilities	17,012	17,226

Long-term debt, net of current maturities	534	427

Other long-term liabilities	3,926	5,939

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,230 and 5,222 shares at December 31, 2006 and September 30, 2006, respectively	5,230	5,222
Additional paid-in capital	6,353	6,323
Retained earnings	25,277	23,100
Accumulated other comprehensive loss	(8,414)	(9,462)

Total shareholders’ equity	28,446	25,183

Total liabilities and shareholders’ equity	$49,918	$48,775

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,177	$(1,466)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	551	811
Gain on disposal of assets	(23)	—
Proceeds from exercise of stock options and share transactions under employee stock plan	36	36

Changes in operating assets and liabilities:
Receivables	374	3,036
Inventories	(1,523)	(1,788)
Refundable income taxes	188	(4)
Prepaid expenses and other current assets	(46)	(119)
Other assets	24	65
Accounts payable	293	500
Accrued liabilities	(608)	(180)
Other long-term liabilities	(2,202)	(13)

Net cash provided by (used for) operating activities	(759)	878

Cash flows from investing activities:
Capital expenditures	(548)	(214)
Proceeds from disposal of assets	33	—
Acquisition of business, net of cash acquired	—	(427)
Other	30	(25)

Net cash used for investing activities	(485)	(666)

Cash flows from financing activities:
Proceeds from debt purchase agreement	—	5,600
Repayments of debt purchase agreement	—	(7,136)
Proceeds from revolving credit agreement	5,848	1,482
Repayments of revolving credit agreement	(5,741)	(791)
Proceeds from other debt	84	—
Repayments of other debt	(107)	—

Net cash provided by (used for) financing activities	84	(845)

Decrease in cash and cash equivalents	(1,160)	(633)
Cash and cash equivalents at the beginning of the period	4,744	884
Effect of exchange rate changes on cash and cash equivalents	229	—

Cash and cash equivalents at the end of the period	$3,813	$251

Supplemental disclosure of cash flow information:
Cash paid for interest	$(20)	$(49)
Cash recovered from (paid for) income taxes, net	176	(531)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)
1. Summary of Significant Accounting Policies
A. Principles of Consolidation
The unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company’s U.S. operations and, effective October 1, 2006, the euro is the functional currency of the Company’s Irish subsidiary. Prior to the sale in 2006 of the large aerospace portion of the Irish subsidiary’s turbine engine component repair business, a substantial majority of the transactions of the Company’s Irish subsidiary were denominated in U.S. dollars and, therefore, its functional currency was the U.S. dollar. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2006 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2006	261,000	$6.55

Options granted	—	—
Options exercised	(8,000)	$3.56
Options canceled	(31,500)	$5.94

December 31, 2006	221,500	$6.94	4.9	$(347)

Vested or expected to vest at December 31, 2006	218,000	$6.79	4.9	$(352)
Exercisable at December 31, 2006	175,250	$7.36	4.0	$(415)
As of December 31, 2006, there was $41 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.4 years.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. All such compensation expense was fully amortized and recognized as of September 30, 2006. Compensation expense related to amortization of unearned compensation was $17 in the three months ended December 31, 2005.

2. Inventories
Inventories consist of:

	December 31,	September 30,
	2006	2006
Raw materials and supplies	$4,555	$3,220
Work-in-process	3,321	3,222
Finished goods	1,718	1,610

Total inventories	$9,594	$8,052

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 67% and 59% of the Company’s inventories at December 31, 2006 and September 30, 2006, respectively. Cost is determined using the specific identification method for approximately 10% and 12% of the Company’s inventories at December 31, 2006 and September 30, 2006, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $6,979 and $6,860 higher than reported at December 31, 2006 and September 30, 2006, respectively.
3. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended
	December 31,
	2006	2005
Net income (loss)	$2,177	$(1,466)
Foreign currency translation adjustment	1,048	(33)
Currency exchange contract adjustment	—	(67)

Total comprehensive income (loss)	$3,225	$(1,566)

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2006	2006
Foreign currency translation adjustment	$(5,595)	$(6,643)
Minimum pension liability adjustment	(2,819)	(2,819)

Total accumulated other comprehensive loss	$(8,414)	$(9,462)

4. Long-Term Debt
In February 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to April 1, 2008. The Company was in compliance with all applicable covenants as of December 31, 2006.
5. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services provided. The Aerospace Component Manufacturing Group consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining and high-temperature resistant industrial coating applications for turbine engine components. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.

Segment information is as follows:

	Three Months Ended
	December 31,
	2006	2005
Net sales:
Aerospace Component Manufacturing Group	$12,992	$8,196
Turbine Component Services and Repair Group	5,046	8,916
Applied Surface Concepts Group	3,415	2,708

Consolidated net sales	$21,453	$19,820

Operating income (loss):
Aerospace Component Manufacturing Group	$1,649	$92
Turbine Component Services and Repair Group	(1,441)	(950)
Applied Surface Concepts Group	383	(66)
Corporate unallocated expenses	(288)	(537)

Consolidated operating income (loss)	303	(1,461)

Interest (income) expense, net	(28)	33
Foreign currency exchange loss (gain), net	235	(24)
Other income, net	(2,112)	(17)

Consolidated income (loss) before income tax Provision	$2,208	$(1,453)

6. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2006	2005
Service cost	$70	$230
Interest cost	252	365
Expected return on plan assets	(302)	(392)
Amortization of prior service cost	33	33
Amortization of net loss	29	76

Net periodic benefit cost	$82	$312

Through December 31, 2006, the Company has made $411 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $721 to fund its defined benefit pension plans during the balance of fiscal 2007, resulting in total projected contributions of $1,132 in fiscal 2007.
7. Government Grants
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
Certain Company grants that were subject to repayment expired on December 31, 2006. Therefore, the Company will not be required to repay such grants. The related contingent obligation was treated as deferred grant revenue and recognized as income in accordance with the above described grant amortization method. Accordingly, the Company recognized grant income of approximately $2,100 in other income during the three months ended December 31, 2006. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2006 and September 30, 2006 was $402 and $2,423, respectively.

Prior to expiration, grants may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments was $71 and $2,061 at December 31, 2006 and September 30, 2006, respectively.
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
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, (iii) the projected maintenance, repair and overhaul schedules for industrial gas turbine engines, and (iv) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005
Net sales in the first quarter of fiscal 2007 increased 8.2% to $21.5 million, compared with $19.8 million in the comparable period in fiscal 2006. Net income in the first quarter of fiscal 2007 was $2.2 million, compared with a net loss of $1.5 million in the comparable period in fiscal 2006. Included in the $2.2 million of net income in the first quarter of fiscal 2007 was $2.1 million of grant income related the expiration of certain grants as explained more fully in Note 7 to the Unaudited Consolidated Condensed Financial Statements.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first quarter of fiscal 2007 increased 58.5% to $13.0 million, compared with $8.2 million in the comparable period of fiscal 2006. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft were $6.7 million in the first quarter of fiscal 2007, compared with $3.5 million in the first quarter of fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, increased $1.0 million to $3.8 million in the first quarter of fiscal 2007, compared with $2.8 million in the comparable period in fiscal 2006. Net sales of airframe components for large aircraft increased $0.7 million to $1.5 million in the first quarter of fiscal 2007, compared with $0.8 million in the comparable period in fiscal 2006. Net sales of turbine engine components for large aircraft decreased $0.4 million to $0.3 million in the first quarter of fiscal 2007, compared with $0.7 million in the comparable period in fiscal 2006. Other product and non-product sales were $0.7 million and $0.5 million in the first quarters of fiscal 2007 and 2006, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $5.6 million in the first quarter of fiscal 2007, compared with $2.8 million in the comparable period in fiscal 2006. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
During the first quarter of fiscal 2007, the ACM Group’s selling, general and administrative expenses increased $0.2 million to $0.9 million, or 6.7% of net sales, compared with $0.6 million, or 7.9% of net sales, in the comparable fiscal 2006 period. The $0.2 million increase in selling, general and administrative expenses in the first quarter of fiscal 2007 was principally due to increases in the ACM Group’s compensation, including incentive compensation, variable selling costs and an increase in the reserve for bad debts. The increases in compensation ($0.1 million) and variable selling ($0.1 million) expenses were principally due to the significant increase in net sales and operating income during the first quarter of fiscal 2007, compared with the same period in fiscal 2006.
The ACM Group’s operating income in the first quarter of fiscal 2007 was $1.6 million, compared with $0.1 million in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the significantly higher production and net sales volumes in the first quarter of fiscal 2007 compared with the same period in fiscal 2006. In addition, there was a $0.2 million reduction in the LIFO provision in the first quarter of fiscal 2007 compared to the same period in fiscal 2006.
The ACM Group’s backlog as of December 31, 2006 was $73.2 million, compared with $65.7 million as of September 30, 2006. At December 31, 2006, $56.7 million of the total backlog was scheduled for delivery over the next twelve months and $0.8 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first quarter of fiscal 2007 decreased 43.4% to $5.0 million, compared with $8.9 million in the comparable fiscal 2006 period. Net sales of the large aerospace portion of the turbine engine component repair business that was sold during the third quarter of fiscal 2006, which includes component repair services and the sale of related replacement parts, were $4.4 million in the first quarter of fiscal 2006. The Repair Group’s remaining net sales in the first quarter of fiscal 2007, which includes (i) component manufacturing, consisting of precision component machining and industrial coating, and (ii) component repair services for small aerospace turbine engines and industrial turbine engines, increased 10.8% to $5.0 million, compared with $4.6 million in the comparable fiscal 2006 period. Demand for component repairs for small aerospace turbine engines and for component manufacturing increased, while demand for component repairs for industrial turbine engines remained flat, in the first quarter of fiscal 2007, compared with the comparable fiscal 2006 period.
During the first quarter of fiscal 2007, the Repair Group’s selling, general and administrative expenses increased $0.3 million to $1.3 million, or 25.3% of net sales, from $1.0 million, or 11.1% of net sales, in the comparable fiscal 2006 period. Included in the $1.3 million of selling, general and administrative expenses in the first quarter of fiscal 2007 were $0.5 million of severance and related charges associated with a management restructuring after the aforementioned sale of the large aerospace portion of the Repair Group’s business. The remaining selling, general and administrative expenses in the first quarters of fiscal 2007 and 2006 were $0.8 million, or 15.0% of net sales, and $1.0 million, or 11.1% of net sales, respectively.
The Repair Group’s operating loss in the first quarter of fiscal 2007 was $1.4 million, compared with an operating loss of $1.0 million in the same period in fiscal 2006. Operating results in the first quarter of fiscal 2007 were negatively impacted by (i) the $0.5 million of aforementioned severance and related charges and (ii) the relatively low production and sales volumes for the component manufacturing and repair services related to the industrial turbine engine portion of the Repair Group’s non U.S. operations that remained after the sale of the large aerospace portion of such business. The Repair Group’s sales volumes for the component manufacturing and repair services related to the industrial turbine engine portion of its operations, although growing, have not yet achieved the volumes required to cover the fixed costs inherent in such operation.
During the last half of fiscal 2006, and continuing into the first quarter of fiscal 2007, the U.S. dollar weakened against the euro. The Repair Group’s non-U.S. operation has less than a majority of its sales denominated in U.S. dollars while a significant majority of its operating costs are denominated in euros. Therefore, as the U.S. dollar weakens against the euro, costs denominated in euros are negatively impacted, to the extent that the collection of U.S dollars sales are used to satisfy such expenses, and the opposite is true when the U.S. dollar strengthens. The spot exchange rates in affect during the first quarter of fiscal 2007 were less favorable than the spot exchange rates in affect during the first quarter of fiscal 2006 and, therefore, the Repair Group’s operating results were negatively impacted by $0.1 million in the first quarter of fiscal 2007 compared to the same period in fiscal 2006 due to the less favorable exchange rates.
The Repair Group’s backlog as of December 31, 2006, was $4.9 million, compared with $3.5 million as of September 30, 2006. At December 31, 2006, $2.9 million of the total backlog is scheduled for delivery over the next twelve months and $2.0 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 26.1% to $3.4 million in the first quarter of fiscal 2007, compared with net sales of $2.7 million in the comparable period of fiscal 2006. In the first quarter of fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 7.9% to $1.6 million, compared with $1.5 million in the same period in fiscal 2006. In the first quarter of fiscal 2007, customized selective electrochemical finishing contract service net sales increased 52.0% to $1.8 million, compared with $1.2 million in the same period in fiscal 2006. The increase in net sales in the first quarter of fiscal 2007, compared to the same period in fiscal 2006, is primarily attributable to an increase in net sales to the exploration and production sectors of the oil and gas industry.
During the first quarter of fiscal 2007, The ASC Group’s selling, general and administrative expenses decreased $0.1 million to $1.0 million, or 30.7% of net sales, compared with $1.1 million, or 40.5% of net sales, in the first quarter of fiscal 2006.
The ASC Group’s operating income in the first quarter of fiscal 2007 was $0.4 million, compared with an operating loss of $0.1 million in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the significantly higher net sales volumes in the first quarter of fiscal 2007 compared with the same period in fiscal 2006.
The Applied Surface Concepts Group backlog at December 31, 2006 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses decreased $0.2 million to $0.3 million in the first quarter of fiscal 2007 compared with $0.5 million in the first quarter of fiscal 2006. The decrease is attributable to (i) a reduction in legal and professional expenses that were incurred in the first quarter of fiscal 2006 related to the sale of the large aerospace portion of the Repair Group’s business and (ii) a reduction in compensation expenses due in part to the management restructuring after the aforementioned sale.
Other/General
Interest expense was nominal in the first quarters of both fiscal 2007 and 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first quarter of fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	December 31,		December 31,
Credit Agreement	2006	2005	2006	2005
Revolving credit agreement	8.8%	7.8%	$0.4 million	$0.1 million
Debt purchase agreement (1)	N/A	4.2%	N/A	$1.3 million

(1)	The debt purchase agreement was paid off during the third quarter of fiscal 2006.
Currency exchange loss was $0.2 million in the first quarter of fiscal 2007 compared to a nominal amount in the same period in fiscal 2006. These losses are the result of the impact of currency exchange rate fluctuations on the Company’s non-U.S. subsidiaries’ monetary assets and liabilities that are not denominated in such subsidiaries’ local currency. During the first quarter of fiscal 2007, the euro strengthened in relation to the U.S. dollar, while the euro was stable in the first quarter of fiscal 2006.
Other income in the first quarter of fiscal 2007 includes $2.1 million of grant income, as described more fully in Note 7 to the Unaudited Consolidated Condensed Financial Statements.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $3.8 million at December 31, 2006 from $4.7 million at September 30, 2006. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $0.8 million of cash in the first three months of fiscal 2007, compared with $0.9 million of cash provided in the first three months of fiscal 2006. The $0.8 million of cash used for operating activities in first three months of fiscal 2007 was primarily due to (i) operating income before depreciation expense of $0.9 million and (ii) a $0.4 million decrease in accounts receivable; offset by (iii) a $1.5 million increase in inventory principally attributable to the ACM Groups’s response to the increased demand in its business, (iv) a $0.4 million decrease in accounts payable and accrued liabilities, and (v) a $2.2 million decrease is other long-term liabilities resulting in the recognition of $2.1 million of non-cash grant income. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.
Capital expenditures were $0.5 million in the first three months of fiscal 2007 compared to $0.2 million in the comparable fiscal 2006 period. Fiscal 2007 capital expenditures consist of $0.1 million by the ACM Group, $0.1 million by the ASC Group and $0.4 million by the Repair Group. The Company anticipates that total fiscal 2007 capital expenditures will approximate $2.0 million.
At December 31, 2006, the Company has a $6.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on April 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 8.75% at December 31, 2006. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2006, $0.5 million was outstanding and the Company had $5.4 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the U.S. bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at December 31, 2006.
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
The Company believes that inflation has not materially affected its results of operations during the first three months of fiscal 2007, and does not expect inflation to be a significant factor in the balance of fiscal 2007.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. As a result of the sale in fiscal 2006 of the large aerospace portion of the Company’s Irish subsidiary’s turbine engine component services and repair business, the majority of the Irish subsidiary’s transactions are now denominated in euros and, therefore, the functional currency of the Irish subsidiary’s remaining business was changed to the euro from the U.S. dollar. Prior to the sale of the large aerospace portion of the Irish subsidiary’s turbine engine component services and repair business, a substantial majority of the Irish subsidiary’s transactions were denominated in U.S. dollars and, therefore, its functional currency prior to October 1, 2006 was the U.S. dollar. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss).
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2006, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At December 31, 2006, the Company’s assets and liabilities denominated in the British Pound, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	British Pound	Euro	Swedish Krona
Cash and cash equivalents	231	100	2
Accounts receivable	396	840	1,326
Accounts payable and accrued liabilities	185	907	1,462
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from December 31, 2006, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.

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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings, and management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

Exhibit No.	Description
4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.22	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

* 4.23	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

* 9.3	Voting Trust Agreement dated January 30, 2007

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

Exhibit No.	Description
10.9	Change in Control Severance Agreement between the Company and Timothy V. Crean, dated July 30, 2002, filed as Exhibit 10.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as exhibits 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.16	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

*10.17	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007

*10.18	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)

Date: February 7, 2007	/s/ Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: February 7, 2007	/s/ Frank A. Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)