Form 10-Q
period 2007-03-31
SIFCO INDUSTRIES INC
filed 2007-05-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at March 31, 2007 was 5,229,891.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$21,520	$18,553	$40,656	$32,057
Operating expenses:
Cost of goods sold	15,728	14,858	30,683	26,387
Selling, general and administrative expenses	2,678	2,594	5,278	5,180
Loss on disposal of operating assets	4	4	4	4

Total operating expenses	18,410	17,456	35,965	31,571

Operating income	3,110	1,097	4,691	486

Interest income	(1)	(18)	(2)	(36)
Interest expense	39	26	54	33
Foreign currency exchange loss (gain), net	(1)	3	(8)	11
Other income, net	(4)	(37)	(33)	(39)

Income from continuing operations before income tax provision	3,077	1,123	4,680	517

Income tax provision	81	7	112	20

Income from continuing operations	$2,996	1,116	4,568	497

Loss from discontinued operation, net of tax	(970)	(1,749)	(365)	(2,596)

Net income (loss)	2,026	$(633)	$4,203	$(2,099)

Income per share from continuing operations
Basic	$0.57	$0.21	$0.87	$0.10
Diluted	$0.57	$0.21	$0.87	$0.10

Loss per share from discontinued operations, net of tax
Basic	$(0.19)	$(0.33)	$(0.07)	$(0.50)
Diluted	$(0.19)	$(0.33)	$(0.07)	$(0.50)

Net income (loss) per share
Basic	$0.39	$(0.12)	$0.80	$(0.40)
Diluted	$0.38	$(0.12)	$0.80	$(0.40)

Weighted-average number of common shares (basic)	5,230	5,222	5,228	5,222
Weighted-average number of common shares (diluted)	5,276	5,228	5,254	5,225
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,915	$4,744
Receivables, net	18,308	18,652
Inventories	12,335	8,052
Refundable income taxes	17	188
Prepaid expenses and other current assets	577	601
Assets held for sale	4,752	—

Total current assets	39,904	32,237

Property, plant and equipment, net	13,295	14,059

Other assets	2,367	2,479

Total assets	$55,566	$48,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$52
Accounts payable	11,683	10,454
Accrued liabilities	6,018	6,720

Total current liabilities	17,703	17,226

Long-term debt, net of current maturities	2,666	427

Other long-term liabilities	4,034	5,939

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,230 and 5,222 shares at March 31, 2007 and September 30, 2006	5,230	5,222
Additional paid-in capital	6,359	6,323
Retained earnings	27,303	23,100
Accumulated other comprehensive loss	(7,729)	(9,462)

Total shareholders’ equity	31,163	25,183

Total liabilities and shareholders’ equity	$55,566	$48,775

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,203	$(2,099)
Loss from discontinued operations, net of tax	365	2,596
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	699	706
Loss (gain) on disposal of property, plant and equipment	(19)	3
Share transactions under employee stock plan	44	72

Changes in operating assets and liabilities:
Receivables	(3,034)	(2,943)
Inventories	(4,636)	(954)
Refundable income taxes	(9)	(13)
Prepaid expenses and other current assets	60	(50)
Other assets	112	81
Accounts payable	1,200	1,509
Accrued liabilities	(392)	(19)
Other long-term liabilities	8	(103)

Net cash used for operating activities of continuing operations	(1,399)	(1,214)
Net cash provided by (used for) by operating activities of discontinued operations	(933)	1,227

Cash flows from investing activities:
Capital expenditures	(862)	(515)
Proceeds from disposal of property, plant and equipment	32	—
Acquisition of business, net of cash acquired	—	(436)
Other	24	(2)

Net cash used for investing activities of continuing operations	(806)	(953)
Net cash used for investing activities of discontinued operations	(36)	(82)

Cash flows from financing activities:
Proceeds from revolving credit agreement	13,955	7,699
Repayments of revolving credit agreement	(12,234)	(5,468)
Proceeds from other debt	714	248
Repayments of other debt	(249)	(270)

Net cash provided by financing activities of continuing operations	2,186	2,209
Net cash used for financing activities of discontinued operations	—	(1,859)

Decrease in cash and cash equivalents	(988)	(672)
Cash and cash equivalents at the beginning of the period	4,744	884
Effect of exchange rate changes on cash and cash equivalents	159	—

Cash and cash equivalents at the end of the period	$3,915	$212

Supplemental disclosure of cash flow information:
Cash paid for interest	$(42)	$(72)
Cash paid for income taxes, net	(71)	(522)
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2006	261,000	$6.55

Options granted	—	—
Options exercised	(8,000)	$3.56
Options canceled	(31,500)	$5.94

March 31, 2007	221,500	$6.74	4.7	$628

Vested or expected to vest at March 31, 2007	215,500	$6.83	4.6	$593
Exercisable at March 31, 2007	175,250	$7.36	3.8	$356
As of March 31, 2007, there was $35 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.2 years.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. All such compensation expense was fully amortized and recognized as of September 30, 2006. Compensation expense related to amortization of unearned compensation was $35 in the six months ended March 31, 2006.

2. Inventories
Inventories consist of:

	March 31,	September 30,
	2007	2006
Raw materials and supplies	$4,766	$3,220
Work-in-process	5,411	3,222
Finished goods	2,158	1,610

Total inventories	$12,335	$8,052

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 76% and 59% of the Company’s inventories at March 31, 2007 and September 30, 2006, respectively. Cost is determined using the specific identification method for approximately 9% and 12% of the Company’s inventories at March 31, 2007 and September 30, 2006, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,136 and $6,860 higher than reported at March 31, 2007 and September 30, 2006, respectively.
3. Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net income (loss)	$2,026	$(633)	$4,203	$(2,099)
Foreign currency translation adjustment	685	30	1,733	(3)
Currency exchange contract adjustment	—	268	—	201

Total comprehensive income (loss)	$2,711	$(335)	$5,936	$(1,901)

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2007	2006
Foreign currency translation adjustment	$(4,910)	$(6,643)
Minimum pension liability adjustment	(2,819)	(2,819)

Total accumulated other comprehensive loss	$(7,729)	$(9,462)

4. Long-Term Debt
In February 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to April 1, 2008. In May 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to October 1, 2008. The Company was in compliance with all applicable covenants as of March 31, 2007.
5. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services provided. The Aerospace Component Manufacturing Group consists of the production, heat treatment and some machining of forgings in various alloys utilizing a variety of processes for application in the aerospace industry. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and high-temperature resistant industrial coating applications for turbine engine components. The Applied Surface Concepts Group is a provider of specialized selective electrochemical finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.

     Segment information is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales:
Aerospace Component Manufacturing Group	$14,563	$11,962	$27,555	$20,159
Turbine Component Services and Repair Group	3,084	3,294	5,814	5,893
Applied Surface Concepts Group	3,873	3,297	7,287	6,005

Consolidated net sales from continuing operations	$21,520	$18,553	$40,656	$32,057

Operating income (loss):
Aerospace Component Manufacturing Group	$2,905	$990	$4,554	$1,082
Turbine Component Services and Repair Group	141	166	(22)	66
Applied Surface Concepts Group	404	103	787	37
Corporate unallocated expenses	(340)	(162)	(628)	(699)

Consolidated operating income from continuing operations	3,110	1,097	4,691	486

Interest expense, net	38	8	52	(3)
Foreign currency exchange loss (gain), net	(1)	3	(8)	11
Other income, net	(4)	(37)	(33)	(39)

Consolidated income from continuing operations before income tax provision	$3,077	$1,123	$4,680	$517

6. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Service cost	$69	$230	$139	$460
Interest cost	252	366	504	731
Expected return on plan assets	(301)	(392)	(603)	(784)
Amortization of prior service cost	33	33	66	66
Amortization of net (gain) loss	33	75	62	151

Net periodic benefit cost	$86	$312	$168	$624

Through March 31, 2007, the Company has made $583 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $381 to fund its defined benefit pension plans during the balance of fiscal 2007, resulting in total projected contributions of $964 in fiscal 2007.
7. Government Grants
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
Certain Company grants that were subject to repayment expired on December 31, 2006. Therefore, the Company will not be required to repay such grants. The related contingent obligation was treated as deferred grant revenue and recognized as income in accordance with the above described grant amortization method. Accordingly, the Company recognized grant income of approximately $2,100 in income from discontinued operations during the six months ended March 31, 2007. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at March 31, 2007 and September 30, 2006 was $431 and $2,423, respectively.
Prior to expiration, grants may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. The contingent liability for such potential repayments was $72 and $2,061 at March 31, 2007 and September 30, 2006, respectively.
8. Subsequent Event
Effective May 7, 2007, SIFCO Industries, Inc. (“SIFCO”) and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), entered into a business purchase agreement (the “Agreement”) for the sale of its industrial turbine engine component repair business to PAS Technologies Inc., which is based in the United States (“PAS”). PAS will complete the acquisition through a wholly-owned Irish subsidiary named PAS Turbines Ireland. The industrial turbine engine component repair business operates in SIFCO’s Cork, Ireland facility. Subject to satisfaction of certain customary conditions to closing, the transaction is expected to close on or about June 16, 2007. Total consideration for the business is approximately $5,000 payable in cash and subject to certain adjustment and/or escrow provisions under the Agreement. The assets that are to be sold have a net book value at March 31, 2007 of approximately $4,800 (accounts receivable, $2,300; inventory, $400; and machinery and equipments, $2,100) and are classified as assets held for sale. SIFCO Turbine will retain ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS Turbines Ireland) and substantially all existing liabilities of the business. SIFCO has agreed to guarantee the performance by SIFCO Turbine of all of its obligations under the Agreement.
The closing of the transaction is subject to certain customary conditions to closing, unless otherwise waived by the parties, including (i) no material adverse event (as defined in the Agreement) having occurred and (ii) regulatory and third party consents having been obtained. The Agreement may be terminated by PAS if the conditions to closing have not or cannot be fulfilled prior to the closing date. The Agreement terminates by its terms if the closing has not occurred by June 16, 2007. Upon completion of this transaction, SIFCO will no longer maintain a turbine engine component repair operation in Ireland, however, SIFCO Turbine will continue to own and lease real estate in Ireland.
9. Asset Impairment
In connection with the sale of the industrial turbine engine component repair business and certain related assets, asset impairment charges totaling $80 related to machinery and equipment that were part of this sale were recorded during the second quarter of fiscal 2007 and are included in loss from discontinued operations, net of tax. Fair value of these assets was determined based on projected cash flows from the disposal of these assets.
10. Discontinued Operations
On May 10, 2006, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”) completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets. As explained more fully in Note 8, on May 7, 2007, the Company and SIFCO Turbine entered into an agreement for the sale of its industrial turbine engine component repair business and certain related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of both the large aerospace and industrial turbine engine component repair businesses, which together make up essentially all of SIFCO Turbine’s operations, are reported as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations. The financial results included in discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$2,070	$5,957	$4,387	$12,274
Loss before income tax provision	(970)	(1,749)	(365)	(2,596)
Loss from discontinued operations, net of tax	(970)	(1,749)	(365)	(2,596)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including an advanced coating technology and the continued development of turbine repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (10) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (14) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
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
A. Results of Operations
Six Months Ended March 31, 2007 Compared with Six Months Ended March 31, 2006
In May 2007, SIFCO Industries, Inc. (“SIFCO”) and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), which is a part of SIFCO’s Turbine Component Services and Repair Group, entered into a business purchase agreement (the “Agreement”) for the sale of its industrial turbine engine component repair business and certain related assets (“Industrial Repair”). This transaction is subject to certain customary conditions to closing. If such conditions are met, SIFCO expects the transaction to close in the third quarter of fiscal 2007.
Net sales from continuing operations in the first six months of fiscal 2007 increased 26.8% to $40.7 million, compared with $32.1 million in the comparable period in fiscal 2006. Income from continuing operations in the first six months of fiscal 2007 was $4.6 million, compared with $0.5 million in the comparable period in fiscal 2006. Loss from discontinued operations, net of tax, which includes both the industrial repair business that is under an agreement to be sold and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was $0.4 million in the first six months of fiscal 2007 and $2.6 million in the comparable period in fiscal 2006. Included in the $0.4 million loss from discontinued operations in the first six months of fiscal 2007 was $2.1 million of grant income related to the expiration of certain grants as explained more fully in Note 7 to the Unaudited Condensed Consolidated Financial Statements. Net income in the first six months of fiscal 2007 was $4.2 million, compared with a net loss of $2.1 million in the comparable period in fiscal 2006.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first six months of fiscal 2007 increased 36.7 % to $27.6 million, compared with $20.2 million in the comparable period of fiscal 2006. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $3.7 million to $14.2 million in the first six months of 2007, compared with $10.5 million in the comparable period of fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $2.5 million to $7.9 million in the first six months of fiscal 2007 compared with $5.4 million in the comparable period in fiscal 2006. Net sales of airframe components for large aircraft increased $1.6 million to $3.4 million in the first six months of fiscal 2007, compared with $1.8 million in the comparable period of fiscal 2006. Net sales of turbine engine components for large aircraft decreased $0.3 million to $0.6 million in the first six months of fiscal 2007, compared with $0.9 million in the comparable period of fiscal 2006. Commercial product and non-product sales were $1.5 million and $1.6 million in the first six months of fiscal 2007 and 2006, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $11.6 million in the first six months of fiscal 2007, compared with $8.5 million in the comparable period in fiscal 2006. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
During the first six months of fiscal 2007, the ACM Group’s selling, general and administrative expense increased $0.2 million to $1.8 million, or 6.6% of net sales, compared with $1.6 million, or 7.8% of net sales, in the same period in fiscal 2006. The $0.2 million increase in the first six months of fiscal 2007 was principally due to increases in the ACM Group’s compensation expense, including incentive compensation, and variable selling costs due to the overall significant increase in net sales and operating income during the first six months of fiscal 2007, compared with the same period in fiscal 2006.
The ACM Group’s operating income in the first six months of fiscal 2007 was $4.6 million, compared with $1.1 million in the same period in fiscal 2006. Operating results were positively impacted in the first six months of fiscal 2007 compared with the same period in fiscal 2006 due primarily to the positive impact on margins resulting from significantly higher production and net sales volumes in the first six months of fiscal 2007. The improved margins are due principally to (i) the absorption of the ACM Group’s relatively high fixed operating costs over more units of production and sales and (ii) a $0.3 million reduction in the LIFO provision in the first six months of fiscal 2007 compared to the same period in fiscal 2006.
The ACM Group’s backlog as of March 31, 2007 was $81.7 million, compared with $65.7 million as of September 30, 2006. At March 31, 2007, $61.2 million of the total backlog was scheduled for delivery over the next twelve months and $20.5 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales from continuing operations in the first six months of fiscal 2007, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 1.3% to $5.8 million, compared with $5.9 million in the comparable fiscal 2006 period.
During the first six months of fiscal 2007, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.7 million or 11.2% of net sales, and were essentially equal to such expenses in the comparable fiscal 2006 period.
The Repair Group’s operating results from continuing operations in the first six months of fiscal 2007 were essentially breakeven, compared with operating income of $0.1 million in the same period in fiscal 2006.
The Repair Group’s backlog related to continuing operations as of March 31, 2007, was $4.8 million, compared with $2.7 million as of September 30, 2006. At March 31, 2007, $2.9 million of the total backlog is scheduled for delivery over the next twelve months and $1.9 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.

Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 21.4% to $7.3 million in the first six months of fiscal 2007, compared with net sales of $6.0 million in the comparable period of fiscal 2006. In the first six months of fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 9.6% to $3.5 million, compared with $3.1 million in the same period in fiscal 2006. In the first six months of fiscal 2007, customized selective electrochemical finishing contract service net sales increased 35.8% to $3.8 million, compared with $2.8 million in the same period in fiscal 2006.
During the first six months of fiscal 2007, The ASC Group’s selling, general and administrative expenses decreased $0.1 million to $2.2 million, or 30.0% of net sales, compared with $2.3 million, or 37.6% of net sales, in the first six months of fiscal 2006.
The ASC Group’s operating income in the first six months of fiscal 2007 was $0.8 million, compared with essentially breakeven operating results in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the significantly higher net sales volumes in the first six months of fiscal 2007 compared with the same period in fiscal 2006.
The ASC Group’s backlog at March 31, 2007 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, decreased $0.1 million to $0.6 million in the first six months of fiscal 2007 compared with $0.7 million in the first six months of fiscal 2006. The decrease is attributable to a net reduction in compensation expenses due to a management restructuring after the sale of the large aerospace portion of the Repair Group’s business that occurred in fiscal 2006. This decrease was partially offset by (i) an increase in incentive expense related to projected payments earned as a result the Company’s improved operating results in fiscal 2007 and (ii) legal and professional expenses related to the pending sale of the Company’s industrial turbine engine component repair business.
Other/General
Interest expense was nominal in the first six months of both fiscal 2007 and 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first six months of fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Six Months Ended		Six Months Ended
	March 31,		March 31,
Credit Agreement	2007	2006	2007	2006
Revolving credit agreement	8.8%	8.0%	$0.8 million	$0.5 million
Debt purchase agreement (1)	N/A	4.3%	N/A	$1.1 million

(1)	Debt purchase agreement was paid off during the third quarter of fiscal 2006.
The Company did not recognize a U.S. income tax provision in the first six months of fiscal 2007, other than a provision for alternative minimum tax, because the Company anticipates that any taxable income generated in fiscal 2007 will be offset for U.S. income tax purposes by the Company’s U.S tax loss carry forwards.
Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
Net sales from continuing operations in the second quarter of fiscal 2007 increased 16.0% to $21.5 million, compared with $18.6 million in the comparable period in fiscal 2006. Income from continuing operations in the second quarter of fiscal 2007 was $3.1 million, compared with $1.1 million in the comparable period in fiscal 2006. Loss from discontinued operations, net of tax, which includes both the industrial turbine engine component repair business that is under an agreement to be sold and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was $1.0 million in the second quarter of fiscal 2007 and $1.7 million in the comparable period in fiscal 2006. Net income in the second quarter of fiscal 2007 was $2.0 million, compared with a net loss of $0.6 million in the comparable period in fiscal 2006.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the second quarter of fiscal 2007 increased 21.7% to $14.5 million, compared with $12.0 million in the comparable period of fiscal 2006. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.5 million to $7.5 million in the second quarter of fiscal 2007, compared with $7.0 million in the comparable period in fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $1.5 million to $4.1 million in the second quarter of fiscal 2007, compared with $2.6 million in the comparable period in fiscal 2006. Net sales of airframe components for large aircraft increased $0.8 million to $1.8 million in the second quarter of fiscal 2007, compared with $1.0 million in the comparable period in fiscal 2006. Net sales of turbine engine components for large aircraft increased $0.1 million to $0.4 million in the second quarter of fiscal 2007, compared with $0.3 million in the comparable period in fiscal 2006. Commercial product and non-product sales were $0.7 million and $1.1 million in the second quarters of fiscal 2007 and 2006, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $6.0 million in the second quarter of fiscal 2007, compared with $5.7 million in the comparable period in fiscal 2006.
The ACM Group’s selling, general and administrative expenses were $0.9 million in both the second quarters of fiscal 2007 and 2006, or 6.5% and 7.7% of net sales, respectively. During the second quarter of fiscal 2007, increases in compensation expense, including incentive compensation, and variable selling costs due to the overall increase in net sales and operating income during the second quarter of fiscal 2007 were offset by lower expenditures for consulting and professional services, as well as a lower provision for bad debts, compared with the second quarter of fiscal 2006.
The ACM Group’s operating income in the second quarter of fiscal 2007 was $2.9 million, compared with $1.0 million in the same period in fiscal 2006. Operating results were positively impacted in the second quarter of fiscal 2007, compared with the same period in fiscal 2006, due to the positive impact on margins resulting from significantly higher production and sales volumes in the second quarter of fiscal 2007. The improved margins are due principally to (i) the absorption of the ACM Group’s relatively high fixed operating costs over more units of production and sales and (ii) a $0.5 million reduction in the LIFO provision in the second quarter of fiscal 2007 compared to the same period in fiscal 2006.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales from continuing operations in the second quarter of fiscal 2007, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 6.4% to $3.1 million, compared with $3.3 million in the comparable fiscal 2006 period.
During the second quarter of fiscal 2007, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.3 million, or 8.3% of net sales, compared with $0.4 million, or 10.8% of net sales, in the comparable fiscal 2006 period.
The Repair Group’s operating income from continuing operations in the second quarter of fiscal 2007 was $0.1 million, compared with $0.2 million in the comparable fiscal 2006 period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 17.5% to $3.9 million in the second quarter of fiscal 2007, compared with net sales of $3.3 million in the comparable period of fiscal 2006. In the second quarter of fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 19.5% to $2.0 million, compared with $1.7 million in the same period in fiscal 2006. In the second quarter of fiscal 2007, customized selective electrochemical finishing contract service net sales increased 18.7% to $1.9 million, compared with $1.6 million in the same period in fiscal 2006.
During the second quarter of fiscal 2007, The ASC Group’s selling, general and administrative expenses remained flat at $1.1 million, or 29.4% of net sales, compared with 35.2% of net sales in the second quarter of fiscal 2006.
The ASC Group’s operating income in the second quarter of fiscal 2007 was $0.4 million, compared with $0.1 million in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the significantly higher net sales volumes in the second quarter of fiscal 2007 compared with the same period in fiscal 2006.

Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, increased $0.1 million to $0.3 million in the second quarter of fiscal 2007, compared with $0.2 million in the second quarter of fiscal 2006. The increase is principally attributable to legal and professional expenses related to the pending sale of the Company’s industrial turbine engine component repair business.
Other/General
Interest expense was nominal in the second quarters of both fiscal 2007 and 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the second quarter of fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Credit Agreement	2007	2006	2007	2006
Revolving credit agreement	8.8%	8.0%	$0.4 million	$1.0 million
Debt purchase agreement (1)	N/A	4.4%	N/A	0.9 million

(1)	The debt purchase agreement was paid off during the third quarter of fiscal 2006.
The Company did not recognize a U.S. income tax provision in the second quarter of fiscal 2007, other than a provision for alternative minimum tax, because the Company anticipates that any taxable income generated in fiscal 2007 will be offset for U.S. income tax purposes by the Company’s U.S tax loss carry forwards.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $3.9 million at March 31, 2007 from $4.7 million at September 30, 2006. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $2.3 million of cash (of which $1.4 million was from continuing operations) in the first six months of fiscal 2007, compared with essentially breakeven operating activities from a cash perspective (of which $1.2 million was consumed by continuing operations) in the first six months of fiscal 2006. The $1.4 million of cash used for operating activities from continuing operations in first six months of fiscal 2007 was primarily due to (i) operating income from continuing operations, before depreciation expense, of $4.9 million and a $1.2 million increase in accounts payable; offset by (ii) a $3.0 million increase in accounts receivable and a $4.6 million increase in inventory principally attributable to the ACM Group’s response to the increased demand in its business. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, (iii) the relative timing of payments to suppliers, and (iv) inventory levels required to support customer demand in general and, in particular, the significant extension of raw material lead times currently experienced by the ACM Group.
Capital expenditures were $0.9 million (essentially all was from continuing operations) in the first six months of fiscal 2007 compared to $0.6 million (of which $0.5 million was from continuing operations) in the comparable fiscal 2006 period. Fiscal 2007 capital expenditures from continuing operations consist of $0.2 million by the ACM Group, $0.2 million by the ASC Group and $0.5 million by the Repair Group. The Company anticipates that total fiscal 2007 capital expenditures will approximate $2.0 million.
At March 31, 2007, the Company has a $6.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on April 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 8.75% at March 31, 2007. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2007, $2.1 million was outstanding and the Company had $3.8 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.

Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at March 31, 2007. In May 2007, the Company entered into an agreement with its bank to amend certain provisions of its revolving credit agreement. The amendment extended the maturity date of the revolving credit agreement to October 1, 2008.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company’s products and services in transactions denominated in non-U.S. dollar currencies; the payment in local currency of wages and other costs related to the Company’s non-U.S. operations; and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.
The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2007, and does not expect inflation to be a significant factor in the balance of fiscal 2007.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. As a result of the sale in fiscal 2006 of the large aerospace portion of the Company’s Irish subsidiary’s turbine engine component services and repair business, the majority of the Irish subsidiary’s transactions are now denominated in euros and, therefore, the functional currency of the Irish subsidiary’s remaining business was changed to the euro from the U.S. dollar. Prior to the sale of the large aerospace portion of the Irish subsidiary’s turbine engine component services and repair business, a substantial majority of the Irish subsidiary’s transactions were denominated in U.S. dollars and, therefore, its functional currency prior to October 1, 2006 was the U.S. dollar. As explained more fully in Note 8 to the Unaudited Consolidated Condensed Financial Statements, in May 2007 the Company entered into an agreement to sell it remaining business in Ireland and certain related assets. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss).
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2007, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At March 31, 2007, the Company’s assets and liabilities denominated in the British Pound, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	British Pound	Euro	Swedish Krona
Cash and cash equivalents	75	58	275
Accounts receivable	146	464	1,580
Accounts payable and accrued liabilities	199	1,121	2,510

B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from March 31, 2007, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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
Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on January 30, 2007 there were a total of 4,873,139 shareholders voting either in person or by proxy. The shareholders:
A.	Elected six directors to the Company’s Board of Directors, Jeffrey P. Gotschall, P. Charles Miller, Jr., Frank N. Nichols, Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, to serve on the Board of Directors until the Company’s Annual Meeting in 2008.

The results of the voting for directors were as follows:

Name	Votes For	Votes Withheld
Jeffrey P. Gotschall	4,193,585	679,554
P. Charles Miller, Jr.	4,155,791	717,348
Frank N. Nichols	4,231,276	641,863
Alayne L. Reitman	4,155,791	717,348
Hudson D. Smith	4,234,139	638,884
J. Douglas Whelan	4,152,220	720,919
B.	Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2007. There were 4,234,139 votes cast for the appointment, 613,536 votes cast against the appointment and 25,464 abstentions.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) Exhibits
The following exhibits are filed with this report or are incorporated herby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

Exhibit
No.	Description
4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

Exhibit
No.	Description
4.22	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.23	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

* 4.24	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.3	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

Exhibit
No.	Description
10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.16	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.17	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.18	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 11, 2007	/s/ Jeffrey P. Gotschall Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: May 11, 2007	/s/ Frank A. Cappello Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)