Form 10-Q
period 2007-06-30
SIFCO INDUSTRIES INC
filed 2007-08-10
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of the Registrant’s Common Shares outstanding at June 30, 2007 was 5,274,174.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$24,022	$18,780	$64,678	$50,837
Operating expenses:
Cost of goods sold	18,435	15,270	49,118	41,657
Selling, general and administrative expenses	3,144	3,004	8,422	8,184
Loss (gain) on disposal of operating assets	(140)	83	(136)	87

Total operating expenses	21,439	18,357	57,404	49,928

Operating income	2,583	423	7,274	909

Interest income	(1)	(14)	(3)	(50)
Interest expense	53	22	107	55
Foreign currency exchange loss (gain), net	(6)	(3)	(14)	8
Other (income) expense, net	24	(166)	(9)	(205)

Income from continuing operations before income tax provision (benefit)	2,513	584	7,193	1,101

Income tax provision (benefit)	(1,162)	—	(1,050)	20

Income from continuing operations	3,675	584	8,243	1,081

Income (loss) from discontinued operations, net of tax	(1,532)	2,747	(1,897)	151

Net income	$2,143	$3,331	$6,346	$1,232

Income per share from continuing operations
Basic	$0.70	$0.11	$1.57	$0.21
Diluted	$0.69	$0.11	$1.56	$0.21

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.29)	$0.53	$(0.36)	$0.03
Diluted	$(0.29)	$0.53	$(0.36)	$0.03

Net income per share
Basic	$0.41	$0.64	$1.21	$0.24
Diluted	$0.40	$0.64	$1.20	$0.24

Weighted-average number of common shares (basic)	5,252	5,222	5,237	5,222
Weighted-average number of common shares (diluted)	5,311	5,228	5,274	5,226
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2007	2006
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,780	$4,744
Receivables, net	20,349	18,652
Inventories	12,873	8,052
Refundable income taxes	22	188
Deferred income taxes	5,255	—
Prepaid expenses and other current assets	314	601

Total current assets	44,593	32,237

Property, plant and equipment, net	13,218	14,059

Other assets	2,374	2,479

Total assets	$60,185	$48,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$52
Accounts payable	9,748	10,454
Accrued liabilities	5,866	6,720

Total current liabilities	15,616	17,226

Long-term debt, net of current maturities	2,646	427

Other long-term liabilities	7,526	5,939

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,274 and 5,222 shares at June 30, 2007 and September 30, 2006	5,274	5,222
Additional paid-in capital	6,333	6,323
Retained earnings	29,446	23,100
Accumulated other comprehensive loss	(6,656)	(9,462)

Total shareholders’ equity	34,397	25,183

Total liabilities and shareholders’ equity	$60,185	$48,775

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,346	$1,232
Loss (income) from discontinued operations, net of tax	1,897	(151)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,081	1,057
Loss (gain) on disposal of property, plant and equipment	(136)	88
Deferred income taxes	(1,231)	—
Share transactions under employee stock plan	61	117

Changes in operating assets and liabilities:
Receivables	(4,168)	(4,128)
Inventories	(5,174)	(1,234)
Refundable income taxes	(14)	(15)
Prepaid expenses and other current assets	79	(41)
Other assets	105	82
Accounts payable	(12)	4,006
Accrued liabilities	85	(619)
Other long-term liabilities	12	(187)

Net cash provided by (used for) operating activities of continuing operations	(1,069)	207
Net cash used for operating activities of discontinued operations	(3,464)	(1,398)

Cash flows from investing activities:
Capital expenditures	(1,051)	(656)
Proceeds from disposal of property, plant and equipment	57	—
Acquisition of business, net of cash acquired	—	(436)
Other	39	37

Net cash used for investing activities of continuing operations	(955)	(1,055)
Net cash provided by investing activities of discontinued operations	4,047	7,566
Cash flows from financing activities:
Proceeds from revolving credit agreement	23,104	11,451
Repayments of revolving credit agreement	(21,373)	(10,898)
Proceeds from other debt	718	82
Repayments of other debt	(284)	(114)

Net cash provided by financing activities of continuing operations	2,165	521
Net cash used for financing activities of discontinued operations	—	(1,913)

Increase in cash and cash equivalents	724	3,928
Cash and cash equivalents at the beginning of the period	4,744	884
Effect of exchange rate changes on cash and cash equivalents	312	—

Cash and cash equivalents at the end of the period	$5,780	$4,812

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(81)	$(116)
Cash paid for income taxes, net	(72)	(530)
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2006	261,000	$6.55

Options granted	—	—
Options exercised	(105,250)	$9.30
Options canceled	(31,500)	$5.94

June 30, 2007	124,250	$4.37	6.0	$1,777

Vested or expected to vest at June 30, 2007	118,250	$4.41	5.9	$1,688
Exercisable at June 30, 2007	78,000	$4.77	5.0	$1,085
As of June 30, 2007, there was $25 of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.2 years.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award was charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. All such compensation expense was fully amortized and recognized as of September 30, 2006. Compensation expense related to amortization of unearned compensation was $56 in the nine months ended June 30, 2006.

2. Inventories
Inventories consist of:

	June 30,	September 30,
	2007	2006
Raw materials and supplies	$5,143	$3,220
Work-in-process	5,430	3,222
Finished goods	2,300	1,610

Total inventories	$12,873	$8,052

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 74% and 59% of the Company’s inventories at June 30, 2007 and September 30, 2006, respectively. Cost is determined using the specific identification method for approximately 10% and 12% of the Company’s inventories at June 30, 2007 and September 30, 2006, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,335 and $6,860 higher than reported at June 30, 2007 and September 30, 2006, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,143	$3,331	$6,346	$1,232
Foreign currency translation adjustment	115	85	1,848	82
Currency exchange contract adjustment	—	131	—	332
Minimum pension liability adjustment	958	—	958	—

Total comprehensive income	$3,216	$3,547	$9,152	$1,646

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2007	2006
Foreign currency translation adjustment	$(4,795)	$(6,643)
Minimum pension liability adjustment	(1,861)	(2,819)

Total accumulated other comprehensive loss	$(6,656)	$(9,462)

4. Long-Term Debt
In February 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to April 1, 2008. In May 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to October 1, 2008. The Company was in compliance with all applicable covenants as of June 30, 2007.
5. Income Taxes
The Company recorded an income tax benefit of $2,557 during the nine month period ended June 30, 2007. This benefit was principally the result of the Company releasing a portion of the valuation allowance against its deferred tax assets because management has determined that it is more likely than not that the Company will realize the benefit of such items. Factors considered by management in its determination of the probability of the realization of its deferred tax benefits include (i) historical operating results, (ii) projected future taxable income, and (iii) tax planning strategies available to the Company. This transaction increased the deferred tax asset balance to $5,255 as of June 30, 2007.
During the nine month period ended June 30, 2007, the Company provided $1,325 of U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007.

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
Segment information is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Aerospace Component Manufacturing Group	$16,941	$12,534	$44,494	$32,692
Turbine Component Services and Repair Group	3,584	3,185	9,399	9,079
Applied Surface Concepts Group	3,497	3,061	10,785	9,066

Consolidated net sales from continuing operations	$24,022	$18,780	$64,678	$50,837

Operating income (loss):
Aerospace Component Manufacturing Group	$2,583	$1,333	$7,137	$2,415
Turbine Component Services and Repair Group	403	(7)	381	59
Applied Surface Concepts Group	152	(411)	939	(374)
Corporate unallocated expenses	(555)	(492)	(1,183)	(1,191)

Consolidated operating income from continuing operations	2,583	423	7,274	909

Interest expense, net	52	8	104	5
Foreign currency exchange loss (gain), net	(6)	(3)	(14)	8
Other expense (income), net	24	(166)	(9)	(205)

Consolidated income from continuing operations before income tax provision	$2,513	$584	$7,193	$1,101

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$70	$235	$210	$694
Interest cost	252	355	756	1,086
Expected return on plan assets	(301)	(374)	(902)	(1,158)
Amortization of prior service cost	33	33	99	99
Amortization of net loss	32	58	95	210

Net periodic benefit cost	$86	$307	$258	$931

Through June 30, 2007, the Company has made $583 of contributions to its defined benefit pension plans. The Company anticipates contributing an additional $205 to fund its defined benefit pension plans during the balance of fiscal 2007, resulting in total projected contributions of $788 in fiscal 2007.

8 Government Grants
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
Certain Company grants that were subject to repayment expired on December 31, 2006. Therefore, the Company will not be required to repay such grants. The related contingent obligation was treated as deferred grant revenue and recognized as income in accordance with the above described grant amortization method. Accordingly, the Company recognized grant income of approximately $2,100 in income from discontinued operations, net of tax, during the nine months ended June 30, 2007. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2007 and September 30, 2006 was $368 and $2,423, respectively.
Prior to expiration, grants may be repayable in certain circumstances, principally upon the sale of related assets, or discontinuation or reduction of operations. No grants were contingently repayable at June 30, 2007. The contingent liability for such potential repayment was $2,061 at September 30, 2006.
9. Asset Divestiture
On June 8, 2007, SIFCO Industries, Inc. (“SIFCO”) and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business to PAS Technologies Inc., which is based in the United States (“PAS”). PAS completed the acquisition through a wholly-owned Irish subsidiary named PAS Turbines Ireland. The industrial turbine engine component repair business operated in SIFCO Turbine’s Cork, Ireland facility. Net cash proceeds from the sale of the business and certain related assets, after approximately $300 of third party transaction charges, are anticipated to be approximately $4,800. The assets that were sold had a net book value of approximately $5,000 (accounts receivable, $2,450; inventory, $400; and machinery and equipment, $2,150) and were classified as assets held for sale at March 31, 2007. Of the $4,800 of net proceeds, approximately $900 remained in escrow as of June 30, 2007 subject to the final satisfaction of certain post closing obligations. The Company’s Repair Group recognized a loss of approximately $800 on disposal of these assets in the third quarter of fiscal 2007, which loss is included in income (loss) from discontinued operations, net of tax. Upon completion of this transaction, SIFCO no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS Turbines Ireland) and substantially all existing liabilities of the business. The long-term lease agreement that the Company entered into with PAS included below market lease rates during the initial five-year term of the lease and, accordingly, the Company recorded a loss of approximately $500 associated with such below market lease. Such loss is included in the aforementioned $800 loss on disposal of assets. SIFCO has agreed to guarantee the performance by SIFCO Turbine of all of its obligations under the applicable business purchase agreement.
In connection with the sale of the industrial turbine engine component repair business and certain related assets, asset impairment charges totaling $80 related to machinery and equipment that were part of this sale were recorded during the second quarter of fiscal 2007 and are included in income (loss) from discontinued operations, net of tax. Fair value of these assets was determined based on projected cash flows from the disposal of these assets.
10. Discontinued Operations
On May 10, 2006, the Company completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets. On June 8, 2007, the Company completed the sale of its industrial turbine engine component repair business and certain related assets. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of both the large aerospace and industrial turbine engine component repair businesses, which together make up essentially all of SIFCO Turbine’s operations, are reported as discontinued operations for all periods presented in the Consolidated Condensed Statements of Operations. The financial results included in discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$1,513	$3,538	$5,900	$15,812
Income (loss) before income tax provision	(1,532)	3,427	(1,897)	831
Income (loss) from discontinued operations, net of tax	(1,532)	2,747	(1,897)	151

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) fluctuating foreign currency exchange rates; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introductions of new products, including the continued development of turbine repair processes; (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (9) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (10) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (11) continued reliance on several major customers for revenues; (12) the Company’s ability to continue to have access to its revolving credit facility, including the Company’s ability to (i) continue to comply with the terms of its credit agreements, including financial covenants, (ii) continue to enter into amendments to its credit agreement containing financial covenants, which it and its bank lender find mutually acceptable, or (iii) continue to obtain waivers from its bank lender with respect to its compliance with the covenants contained in its credit agreement; (13) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (14) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
Nine Months Ended June 30, 2007 Compared with Nine Months Ended June 30, 2006
In June 2007, SIFCO Industries, Inc. (“SIFCO”) and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), which is a part of SIFCO’s Turbine Component Services and Repair Group, completed the sale of its industrial turbine engine component repair business and certain related assets (“Industrial Repair Business”).
Net sales from continuing operations in the first nine months of fiscal 2007 increased 27.2% to $64.7 million, compared with $50.8 million in the comparable period in fiscal 2006. Income from continuing operations in the first nine months of fiscal 2007 was $8.2 million, compared with $1.1 million in the comparable period in fiscal 2006. Income (loss) from discontinued operations, net of tax, which includes both the Industrial Repair Business that was sold in the third quarter of 2007 and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was a $1.9 million loss in the first nine months of fiscal 2007 compared to income of $0.2 million in the comparable period in fiscal 2006. Included in the $1.9 million loss from discontinued operations in the first nine months of fiscal 2007 was (i) $2.1 million of grant income related to the expiration of certain grants and (ii) a loss of approximately $0.8 million from the divestiture in the third quarter of fiscal 2007 of a business and certain related assets, as explained more fully in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements, respectively. Included in the $0.2 million income from discontinued operations in the first nine months of fiscal 2006 was a gain of approximately $3.3 million from the divestiture in the third quarter of fiscal 2006 of a business and certain related assets. Net income in the first nine months of fiscal 2007 was $6.3 million, compared with $1.2 million in the comparable period in fiscal 2006.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2007 increased 36.1% to $44.5 million, compared with $32.7 million in the comparable period of fiscal 2006. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $5.9 million to $23.5 million in the first nine months of 2007, compared with $17.6 million in the comparable period of fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $4.7 million to $13.0 million in the first nine months of fiscal 2007 compared with $8.3 million in the comparable period in fiscal 2006. Net sales of airframe components for large aircraft increased $1.9 million to $5.0 million in the first nine months of fiscal 2007, compared with $3.1 million in the comparable period of fiscal 2006. Net sales of turbine engine components for large aircraft decreased $0.3 million to $1.1 million in the first nine months of fiscal 2007, compared with $1.4 million in the comparable period of fiscal 2006. Commercial product and non-product sales were $1.9 million and $2.3 million in the first nine months of fiscal 2007 and 2006, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $19.7 million in the first nine months of fiscal 2007, compared with $15.1 million in the comparable period in fiscal 2006. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
During the first nine months of fiscal 2007, the ACM Group’s selling, general and administrative expense increased $0.3 million to $2.8 million, or 6.4% of net sales, compared with $2.5 million, or 7.6% of net sales, in the same period in fiscal 2006. The $0.3 million increase in the first nine months of fiscal 2007 was principally due to increases in the ACM Group’s compensation expense, including incentive compensation, and variable selling costs due to the overall significant increase in net sales and operating income during the first nine months of fiscal 2007, compared with the same period in fiscal 2006.
The ACM Group’s operating income in the first nine months of fiscal 2007 was $7.1 million, compared with $2.4 million in the same period in fiscal 2006. Operating results improved significantly in the first nine months of fiscal 2007 compared with the same period in fiscal 2006 due primarily to the positive impact on margins resulting from significantly higher production and net sales volumes in the first nine months of fiscal 2007. The improved margins are due principally to (i) the absorption of the ACM Group’s relatively high fixed operating costs over more units of production and sales and (ii) a $1.1 million reduction in the LIFO provision in the first nine months of fiscal 2007 compared to the same period in fiscal 2006.
The ACM Group’s backlog as of June 30, 2007 was $82.4 million, compared with $65.7 million as of September 30, 2006. At June 30, 2007, $66.5 million of the total backlog was scheduled for delivery over the next twelve months and $15.9 million was scheduled for delivery beyond the next twelve months. It is important to note that certain aerospace steel alloy raw material delivery lead times are beginning to shorten, and such lead time improvement may in the future result in a fundamental shift in the ordering pattern of the ACM Group’s customers. A potential consequence of such a shift may be that customers will not place orders as far in advance as they currently do resulting in a potential reduction in the ACM Group’s backlog. Therefore, such backlog reduction may not necessarily be indicative of actual sales for any succeeding period. All orders are subject to modification or cancellation by the customer with limited charges. The ACM Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales from continuing operations in the first nine months of fiscal 2007, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 3.5% to $9.4 million, compared with $9.1 million in the comparable fiscal 2006 period.
During the first nine months of fiscal 2007, the Repair Group’s selling, general and administrative expenses from continuing operations decreased $0.1 million to $1.0 million or 10.6% of net sales, compared with $1.1 million, or 12.2% of net sales, in the same period in the comparable fiscal 2006 period. Included in the $1.1 million of selling, general and administrative expenses in the first nine months of fiscal 2006 were $0.1 million of severance and related charges.
The Repair Group’s operating income from continuing operations in the first nine months of fiscal 2007 was $0.4 million, compared with $0.1 million in the same period in fiscal 2006. The improvement in operating income is principally attributable to (i) the relative product sales mix with a larger portion of sales being higher margin product with a lower raw material/higher value-added content and (ii) the consumption of lower cost and/or previously written down inventory.
The Repair Group’s backlog as of June 30, 2007, was $4.4 million, compared with $2.7 million as of September 30, 2006. At June 30, 2007, $1.7 million of the total backlog is scheduled for delivery over the next twelve months and $2.7 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not be indicative of actual sales for any succeeding period.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 19.0% to $10.8 million in the first nine months of fiscal 2007, compared with net sales of $9.1 million in the comparable period of fiscal 2006. In the first nine months of fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 5.6% to $5.2 million, compared with $4.9 million in the same period in fiscal 2006. In the first nine months of fiscal 2007, customized selective electrochemical finishing contract service net sales increased 33.5% to $5.5 million, compared with $4.1 million in the same period in fiscal 2006.
During the first nine months of fiscal 2007, The ASC Group’s selling, general and administrative expenses remained flat at $3.4 million, or 31.7% of net sales, compared with $3.4 million, or 37.5% of net sales, in the first nine months of fiscal 2006. Included in the $3.4 million of selling, general and administrative expenses in the first nine months of fiscal 2007 were $0.1 million of severance and related charges.
The ASC Group’s operating income in the first nine months of fiscal 2007 was $0.9 million, compared with an operating loss of $0.4 million in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the significantly higher net sales volumes in the first nine months of fiscal 2007, while maintaining a relatively fixed cost structure, compared with the same period in fiscal 2006.
The ASC Group’s backlog at June 30, 2007 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.2 million in the first nine months of both fiscal 2007 and 2006. During the first nine months of fiscal 2007, a reduction in compensation expenses due to a management restructuring (after the sale of the large aerospace portion of the Repair Group’s business that occurred in fiscal 2006) was offset by an increase in incentive expense related to projected payments earned as a result of the Company’s improved operating results in fiscal 2007. Legal and professional expenses related to the sale of the Company’s Industrial Repair Business that were charged to corporate unallocated expenses in previous quarters of fiscal 2007 were reclassified in the third quarter of fiscal 2007 to loss on sale of business, which is included in income (loss) from discontinued operations, net of tax.
Other/General
Interest expense from continuing operations was $0.1 million in the first nine months of both fiscal 2007 and 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the first nine months of fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
Credit Agreement	2007	2006	2007	2006
Revolving credit agreement	8.8%	8.2%	$1.1 million	$0.6 million
Debt purchase agreement (1)	N/A	4.6%	N/A	$1.1 million

(1)	Debt purchase agreement was with an Irish bank and paid off during the third quarter of fiscal 2006. Interest expense related to this debt is included in income (loss) from discontinued operations.

During the nine month period ended June 30, 2007, the Company provided $1.3 million of U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007. In addition, during the nine month period ended June 30, 2007, the Company recognized a $0.1 million U.S. income tax provision for alternative minimum taxes because the Company anticipates that taxable income generated in fiscal 2007 will be offset for U.S. income tax purposes by the Company’s U.S tax loss carry forwards. Further, as explained more fully in Note 5 to the Unaudited Condensed Consolidated Financial Statements, during the third quarter of fiscal 2007, the Company reversed a portion of the valuation allowance previously established against its net deferred tax assets and recognized a U.S. income tax benefit equal to $2.6 million.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Net sales from continuing operations in the third quarter of fiscal 2007 increased 27.9% to $24.0 million, compared with $18.8 million in the comparable period in fiscal 2006. Income from continuing operations in the third quarter of fiscal 2007 was $3.7 million, compared with $0.6 million in the comparable period in fiscal 2006. Income (loss) from discontinued operations, net of tax, which includes both the Industrial Repair Business that was sold in the third quarter of 2007 and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was a $1.5 million loss in the third quarter of fiscal 2007 and income of $2.7 million in the comparable period in fiscal 2006. Included in the $1.5 million loss from discontinued operations, net of tax in the third quarter of fiscal 2007 was a loss of approximately $0.8 million from the divestiture in the third quarter of fiscal 2007 of a business and certain related assets, as explained more fully in Note 9 to the Unaudited Condensed Consolidated Financial Statements. Included in the $2.7 million of income from discontinued operations, net of tax in the third quarter of fiscal 2006 was a gain of approximately $3.3 million from the divestiture in the third quarter of fiscal 2006 of a business and certain related assets. Net income in the third quarter of fiscal 2007 was $2.1 million, compared with $3.3 million in the comparable period in fiscal 2006.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the third quarter of fiscal 2007 increased 35.2% to $16.9 million, compared with $12.5 million in the comparable period of fiscal 2006. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $2.1 million to $9.2 million in the third quarter of fiscal 2007, compared with $7.1 million in the comparable period in fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $2.2 million to $5.1 million in the third quarter of fiscal 2007, compared with $2.9 million in the comparable period in fiscal 2006. Net sales of airframe components for large aircraft increased $0.3 million to $1.6 million in the third quarter of fiscal 2007, compared with $1.3 million in the comparable period in fiscal 2006. Net sales of turbine engine components for large aircraft were $0.4 million in the third quarters of both fiscal 2007 and 2006. Commercial product and non-product sales were $0.6 million and $0.8 million in the third quarters of fiscal 2007 and 2006, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $8.1 million in the third quarter of fiscal 2007, compared with $6.5 million in the comparable period in fiscal 2006.
The ACM Group’s selling, general and administrative expenses increased $0.1 million to $1.0 million, or 6.0% of net sales, in the third quarter of fiscal 2007, compared with $0.9 million, or 7.3% of net sales, in the same period in fiscal 2006. During the third quarter of fiscal 2007, variable selling costs increased due to the overall increase in net sales and operating income during the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006.
The ACM Group’s operating income in the third quarter of fiscal 2007 was $2.6 million, compared with $1.3 million in the same period in fiscal 2006. Operating results improved significantly in the third quarter of fiscal 2007, compared with the same period in fiscal 2006, due to the positive impact on margins resulting from significantly higher production and sales volumes in the third quarter of fiscal 2007. The improved margins are due principally to (i) the absorption of the ACM Group’s relatively high fixed operating costs over more units of production and sales and (ii) a $0.4 million reduction in the LIFO provision in the third quarter of fiscal 2007 compared to the same period in fiscal 2006.

Turbine Component Services and Repair Group (“Repair Group”)
Net sales from continuing operations in the third quarter of fiscal 2007, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 12.5% to $3.6 million, compared with $3.2 million in the comparable fiscal 2006 period.
During the third quarter of fiscal 2007, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.3 million, or 9.4% of net sales, compared with $0.5 million, or 14.2% of net sales, in the comparable fiscal 2006 period. Included in the $0.5 million of selling, general and administrative expenses in the third quarter of fiscal 2006 were $0.1 million of severance and related charges
The Repair Group’s operating income from continuing operations in the third quarter of fiscal 2007 was $0.4 million, compared with breakeven in the comparable fiscal 2006 period. The improvement in operating income is principally attributable to (i) the relative product sales mix with a larger portion of sales being higher margin product with a lower raw material/higher value-added content and (ii) the consumption of lower cost and/or previously written down inventory.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 14.2% to $3.5 million in the third quarter of fiscal 2007, compared with net sales of $3.1 million in the comparable period of fiscal 2006. In the third quarter of fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, decreased 3.1% to $1.7 million, compared with $1.8 million in the same period in fiscal 2006. In the third quarter of fiscal 2007, customized selective electrochemical finishing contract service net sales increased 35.1% to $1.7 million, compared with $1.3 million in the same period in fiscal 2006.
During the third quarter of fiscal 2007, The ASC Group’s selling, general and administrative expenses were $1.2 million, or 35.3% of net sales, compared with $1.1 million, or 37.3% of net sales in the comparable fiscal 2006 period. Included in the $1.2 million of selling, general and administrative expenses in the third quarter of fiscal 2007 were $0.1 million of severance and related charges.
The ASC Group’s operating income in the third quarter of fiscal 2007 was $0.2 million, compared with a loss of $0.4 million in the same period in fiscal 2006. Operating results improved principally due to the positive impact on margins of the higher net sales volumes in the third quarter of fiscal 2007, while maintaining a relatively fixed cost structure, compared with the same period in fiscal 2006.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the third quarter of fiscal 2007 compared with $0.5 million in the same period in fiscal 2006. During the third quarter of fiscal 2007 a reduction in compensation expenses due to a management restructuring (after the sale of the large aerospace portion of the Repair Group’s business that occurred in fiscal 2006) was offset by an increase in incentive expense related to projected payments earned as a result of the Company’s improved operating results in fiscal 2007. Legal and professional expenses related to the sale of the Company’s Industrial Repair Business that were charged to corporate unallocated expenses in previous quarters of fiscal 2007 were reclassified during third quarter of fiscal 2007 to loss on sale of business, which is included in income (loss) from discontinued operations, net of tax.
Other/General
Interest expense from continuing operations was nominal in the third quarters of both fiscal 2007 and 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in the third quarter of fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Credit Agreement	2007	2006	2007	2006
Revolving credit agreement	8.8%	8.4%	$1.7 million	$0.8 million
Debt purchase agreement (1)	N/A	5.1%	N/A	$0.9 million

(1)	The debt purchase agreement was with an Irish bank and was paid off during the third quarter of fiscal 2006. Interest expense related to this debt is included in income (loss) from discontinued operations.
During the third quarter of fiscal 2007, the Company provided $1.3 million of U.S. income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007. In addition, during the third quarter of fiscal 2007, the Company recognized a U.S. income tax provision for alternative minimum tax, because the Company anticipates that any taxable income generated in fiscal 2007 will be offset for U.S. income tax purposes by the Company’s U.S tax loss carry forwards. Further, as explained more fully in Note 5 to the Unaudited Condensed Consolidated Financial Statements, during the third quarter of fiscal 2007, the Company reversed a portion of the valuation allowance previously established against its net deferred tax assets and recognized a U.S. income tax benefit equal to $2.6 million.
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $5.8 million at June 30, 2007 from $4.7 million at September 30, 2006. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $4.5 million of cash (of which $1.1 million was from continuing operations) in the first nine months of fiscal 2007, compared with $1.2 million of cash consumed by operating activities (of which $0.2 million was provided by continuing operations) in the first nine months of fiscal 2006. The $1.1 million of cash used for operating activities from continuing operations in first nine months of fiscal 2007 was primarily due to (i) income from continuing operations, before depreciation expense and a deferred tax benefit, of $8.1 million; offset by (ii) a $4.2 million increase in accounts receivable and a $5.2 million increase in inventory principally attributable to the ACM Group’s response to the increased demand in its business. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, and (iii) the relative timing of payments to suppliers.
Capital expenditures were $1.2 million (of which $1.1 million was from continuing operations) in the first nine months of fiscal 2007 compared to $0.9 million (of which $0.7 million was from continuing operations) in the comparable fiscal 2006 period. Fiscal 2007 capital expenditures from continuing operations consist of $0.3 million by the ACM Group, $0.2 million by the ASC Group and $0.5 million by the Repair Group. The Company anticipates that total fiscal 2007 capital expenditures will approximate $2.0 million. In June 2007, the Repair Group completed the sale of its Industrial Repair Business and certain related assets, which sale generated initial cash proceeds of approximately $4.0 million during the third quarter of fiscal 2007.
At June 30, 2007, the Company has a $6.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 8.75% at June 30, 2007. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2007, $2.1 million was outstanding and the Company had $3.8 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S., a guarantee by its U.S. subsidiaries and a pledge of 65% of the Company’s ownership interest in its non-U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at June 30, 2007. In May 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to October 1, 2008.

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
The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2007, and does not expect inflation to be a significant factor in the balance of fiscal 2007.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. As a result of the sale in fiscal 2006 of the large aerospace portion of the Company’s Irish subsidiary’s turbine engine component services and repair business, the majority of the Irish subsidiary’s transactions are now denominated in euros and, therefore, the functional currency of the Irish subsidiary’s remaining business was changed to the euro from the U.S. dollar. Prior to the sale of the large aerospace portion of the Irish subsidiary’s turbine engine component services and repair business, a substantial majority of the Irish subsidiary’s transactions were denominated in U.S. dollars and, therefore, its functional currency prior to October 1, 2006 was the U.S. dollar. As explained more fully in Note 9 to the Unaudited Consolidated Condensed Financial Statements, in June 2007 the Company completed the sale of its remaining business in Ireland and certain related assets. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2007, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2007, the Company’s assets and liabilities denominated in the British Pound, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	British Pound	Euro	Swedish Krona
Cash and cash equivalents	35	264	143
Accounts receivable	122	472	1,541
Accounts payable and accrued liabilities	84	686	2,450

B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2007, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

Exhibit No.	Description
4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.22	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.23	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.24	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.3	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit No.	Description
10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.16	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.17	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.18	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

*10.19	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company)

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: August 10, 2007	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: August 10, 2007	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)