Form 10-Q/A
period 2007-06-30
SIFCO INDUSTRIES INC
filed 2007-12-10
CIK 90168

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

Explanatory Note
During the fourth quarter of fiscal year 2007, the Company reevaluated its U.S. income tax provision and determined that it had, during the third quarter of fiscal year 2007, incorrectly reflected the accounting for (i) the reversal of its valuation allowance against its net deferred tax assets and (ii) the recognition of the tax benefit resulting from the utilization in fiscal 2007 of its U.S. net operating loss carry forwards. This resulted in the understatement of the Company’s U.S. income tax provision and the overstatement of the Company’s income from continuing operations for the nine months ended June 30, 2007 in the amount of $1,780,000. Of the $1,780,000 restatement of the Company’s U.S. income tax provision, $1,826,000 was recognized as an increase to its deferred income tax provision and $46,000 was recognized as a decrease to its current income tax provision.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Restated)		(Restated)

Net sales	$24,022	$18,780	$64,678	$50,837
Operating expenses:
Cost of goods sold	18,435	15,270	49,118	41,657
Selling, general and administrative expenses	3,144	3,004	8,422	8,184
Loss (gain) on disposal of operating assets	(140)	83	(136)	87

Total operating expenses	21,439	18,357	57,404	49,928

Operating income	2,583	423	7,274	909

Interest income	(1)	(14)	(3)	(50)
Interest expense	53	22	107	55
Foreign currency exchange loss (gain), net	(6)	(3)	(14)	8
Other (income) expense, net	24	(166)	(9)	(205)

Income from continuing operations before income tax provision	2,513	584	7,193	1,101

Income tax provision	618	—	730	20

Income from continuing operations	1,895	584	6,463	1,081

Income (loss) from discontinued operations, net of tax	(1,532)	2,747	(1,897)	151

Net income	$363	$3,331	$4,566	$1,232

Income per share from continuing operations
Basic	$0.36	$0.11	$1.23	$0.21
Diluted	$0.36	$0.11	$1.23	$0.21

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.29)	$0.53	$(0.36)	$0.03
Diluted	$(0.29)	$0.53	$(0.36)	$0.03

Net income per share
Basic	$0.07	$0.64	$0.87	$0.24
Diluted	$0.07	$0.64	$0.87	$0.24

Weighted-average number of common shares (basic)	5,252	5,222	5,237	5,222
Weighted-average number of common shares (diluted)	5,311	5,228	5,274	5,226
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,780	$4,744
Receivables, net	20,349	18,652
Inventories	12,873	8,052
Refundable income taxes	22	188
Deferred income taxes	2,992	—
Prepaid expenses and other current assets	314	601

Total current assets	42,330	32,237

Property, plant and equipment, net	13,218	14,059

Other assets	2,374	2,479

Total assets	$57,922	$48,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2	$52
Accounts payable	9,748	10,454
Accrued liabilities	5,820	6,720

Total current liabilities	15,570	17,226

Long-term debt, net of current maturities	2,646	427

Other long-term liabilities	7,089	5,939

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,274 and 5,222 shares at June 30, 2007 and September 30, 2006	5,274	5,222
Additional paid-in capital	6,333	6,323
Retained earnings	27,666	23,100
Accumulated other comprehensive loss	(6,656)	(9,462)

Total shareholders’ equity	32,617	25,183

Total liabilities and shareholders’ equity	$57,922	$48,775

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2007	2006
	(Restated)

Cash flows from operating activities:
Net income	$4,566	$1,232
Loss (income) from discontinued operations, net of tax	1,897	(151)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,081	1,057
Loss (gain) on disposal of property, plant and equipment	(136)	88
Deferred income taxes	594	—
Share transactions under employee stock plan	61	117

Changes in operating assets and liabilities:
Receivables	(4,168)	(4,128)
Inventories	(5,174)	(1,234)
Refundable income taxes	(14)	(15)
Prepaid expenses and other current assets	79	(41)
Other assets	105	82
Accounts payable	(12)	4,006
Accrued liabilities	39	(619)
Other long-term liabilities	12	(187)

Net cash provided by (used for) operating activities of continuing operations	(1,069)	207
Net cash used for operating activities of discontinued operations	(3,464)	(1,398)

Cash flows from investing activities:
Capital expenditures	(1,051)	(656)
Proceeds from disposal of property, plant and equipment	57	—
Acquisition of business, net of cash acquired	—	(436)
Other	39	37

Net cash used for investing activities of continuing operations	(955)	(1,055)
Net cash provided by investing activities of discontinued operations	4,047	7,566
Cash flows from financing activities:
Proceeds from revolving credit agreement	23,104	11,451
Repayments of revolving credit agreement	(21,373)	(10,898)
Proceeds from other debt	718	82
Repayments of other debt	(284)	(114)

Net cash provided by financing activities of continuing operations	2,165	521
Net cash used for financing activities of discontinued operations	—	(1,913)

Increase in cash and cash equivalents	724	3,928
Cash and cash equivalents at the beginning of the period	4,744	884
Effect of exchange rate changes on cash and cash equivalents	312	—

Cash and cash equivalents at the end of the period	$5,780	$4,812

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(81)	$(116)
Cash paid for income taxes, net	(72)	(530)
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
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$363	$3,331	$4,566	$1,232
Foreign currency translation adjustment	115	85	1,848	82
Currency exchange contract adjustment	—	131	—	332
Minimum pension liability adjustment	958	—	958	—

Total comprehensive income	$1,436	$3,547	$7,372	$1,646

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2007	2006

Foreign currency translation adjustment	$(4,795)	$(6,643)
Minimum pension liability adjustment	(1,861)	(2,819)

Total accumulated other comprehensive loss	$(6,656)	$(9,462)

4. Long-Term Debt
In February 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to April 1, 2008. In May 2007, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement to October 1, 2008. The Company was in compliance with all applicable covenants as of June 30, 2007.
5. Income Taxes
During the third quarter of fiscal 2007, in addition to recognizing, at statutory rates, the utilization of approximately $2,300 of the Company’s deferred tax benefits associated with available U.S. net operating loss carryforwards, the Company (i) provided approximately $1,300 of U.S. deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007 and (ii) reversed a substantial portion of the valuation allowance previously established against its net deferred tax assets and, accordingly, recognized a U.S. deferred income tax benefit of approximately $2,900. This benefit was recognized because management has determined that it is more likely than not that the Company will realize the benefit of such items. Factors considered by management in its determination of the probability of the realization of its deferred tax benefits include (i) historical operating results, (ii) projected future taxable income, and (iii) tax planning strategies available to the Company.

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

11. Restatement
Subsequent to the issuance of the Company’s unaudited consolidated condensed financial statements for the nine months ended June 30, 2007, the Company reevaluated its U.S. income tax provision and determined that it had, during the third quarter of fiscal year 2007, incorrectly reflected the accounting for (i) the reversal of its valuation allowance against its net deferred tax assets and (ii) the recognition of the tax benefit resulting from the utilization in fiscal 2007 of its U.S. net operating loss carry forwards. This resulted in the understatement of the Company’s U.S. income tax provision and the overstatement of the Company’s income from continuing operations for the nine months ended June 30, 2007 in the amount of $1,780. Of the $1,780 restatement of the Company’s U.S. income tax provision, $1,826 was recognized as an increase to its deferred income tax provision and $46 was recognized as a decrease to its current income tax provision.
A summary of the effects of this restatement is as follows:
Statement of Operations Data:

	Three Months Ended		Nine Months Ended
	June 30, 2007		June 30, 2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Income from continuing operations before income tax provision (benefit)	$2,513	$2,513	$7,193	$7,193

Income tax provision (benefit)	(1,162)	618	(1,050)	730

Income from continuing operations	3,675	1,895	8,243	6,463

Loss from discontinued operations, net of tax	(1,532)	(1,532)	(1,897)	(1,897)

Net income	$2,143	$363	$6,346	$4,566

Income per share from continuing operations
Basic	$0.70	$0.36	$1.57	$1.23
Diluted	$0.69	$0.36	$1.56	$1.23
Net income per share
Basic	$0.41	$0.07	$1.21	$0.87
Diluted	$0.40	$0.07	$1.20	$0.87
Balance Sheet Data:

	June 30, 2007
	As Previously
	Reported	As Restated

Deferred income taxes	$5,255	$2,992
Total current assets	44,593	42,330
Total assets	60,185	57,922

Accrued liabilities	5,866	5,820
Total current liabilities	15,616	15,570
Other long-term liabilities	7,526	7,089
Retained earnings	29,446	27,666
Total shareholders’ equity	34,397	32,617
Total liabilities and shareholders’ equity	60,185	57,922

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
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following — (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
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
Net sales from continuing operations in the first nine months of fiscal 2007 increased 27.2% to $64.7 million, compared with $50.8 million in the comparable period in fiscal 2006. Income from continuing operations in the first nine months of fiscal 2007 was $6.5 million, compared with $1.1 million in the comparable period in fiscal 2006. Income (loss) from discontinued operations, net of tax, which includes both the Industrial Repair Business that was sold in the third quarter of 2007 and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was a $1.9 million loss in the first nine months of fiscal 2007 compared to income of $0.2 million in the comparable period in fiscal 2006. Included in the $1.9 million loss from discontinued operations in the first nine months of fiscal 2007 was (i) $2.1 million of grant income related to the expiration of certain grants and (ii) a loss of approximately $0.8 million from the divestiture in the third quarter of fiscal 2007 of a business and certain related assets, as explained more fully in Notes 8 and 9 to the Unaudited Condensed Consolidated Financial Statements, respectively. Included in the $0.2 million income from discontinued operations in the first nine months of fiscal 2006 was a gain of approximately $3.3 million from the divestiture in the third quarter of fiscal 2006 of a business and certain related assets.
Net income in the first nine months of fiscal 2007 was $4.6 million, compared with $1.2 million in the comparable period in fiscal 2006.

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

During the nine month period ended June 30, 2007, in addition to recognizing, at statutory rates, the utilization of approximately $2.3 million of the Company’s deferred tax benefits associated with available U.S. net operating loss carry forwards, the Company (i) provided $1.3 million of U.S. deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007 and (ii) reversed a substantial portion of the valuation allowance previously established against its net deferred tax assets and, accordingly, recognized a U.S. deferred income tax benefit of approximately $2.9 million. This benefit was recognized because management has determined that it is more likely than not that the Company will realize the benefit of such items. Factors considered by management in its determination of the probability of the realization of its deferred tax benefits include (i) historical operating results, (ii) projected future taxable income, and (iii) tax planning strategies available to the Company.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Net sales from continuing operations in the third quarter of fiscal 2007 increased 27.9% to $24.0 million, compared with $18.8 million in the comparable period in fiscal 2006. Income from continuing operations in the third quarter of fiscal 2007 was $1.9 million, compared with $0.6 million in the comparable period in fiscal 2006. Income (loss) from discontinued operations, net of tax, which includes both the Industrial Repair Business that was sold in the third quarter of 2007 and the large aerospace portion of SIFCO’s turbine engine component repair business that was sold in the third quarter of fiscal 2006, was a $1.5 million loss in the third quarter of fiscal 2007 and income of $2.7 million in the comparable period in fiscal 2006. Included in the $1.5 million loss from discontinued operations, net of tax in the third quarter of fiscal 2007 was a loss of approximately $0.8 million from the divestiture in the third quarter of fiscal 2007 of a business and certain related assets, as explained more fully in Note 9 to the Unaudited Condensed Consolidated Financial Statements. Included in the $2.7 million of income from discontinued operations, net of tax in the third quarter of fiscal 2006 was a gain of approximately $3.3 million from the divestiture in the third quarter of fiscal 2006 of a business and certain related assets.
Net income in the third quarter of fiscal 2007 was $0.4 million, compared with $3.3 million in the comparable period in fiscal 2006.
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
During the third quarter of fiscal 2007, in addition to recognizing, at statutory rates, the utilization of approximately $2.2 million of the Company’s deferred tax benefits associated with available U.S. net operating loss carryforwards, the Company (i) provided $1.3 million of U.S. deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of June 30, 2007 and (ii) reversed a substantial portion of the valuation allowance previously established against its net deferred tax assets and, accordingly, recognized a U.S. deferred income tax benefit of approximately $2.9 million. This benefit was recognized because management has determined that it is more likely than not that the Company will realize the benefit of such items. Factors considered by management in its determination of the probability of the realization of its deferred tax benefits include (i) historical operating results, (ii) projected future taxable income, and (iii) tax planning strategies available to the Company.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date and because of the material weakness noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) were not effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2007, the end of the Company’s third quarter of fiscal year 2007, the Company did not maintain effective controls to determine the completeness and accuracy of it income tax provision. Subsequent to the issuance of its unaudited consolidated condensed financial statements for the quarter ended June 30, 2007, the Company identified an error in the calculation of its June 30, 2007 U.S. income tax provision that resulted in a net understatement of its income tax provision of approximately $1,780,000. This resulted in an overstatement of income from continuing operations and a corresponding overstatement of net income of approximately $1,780,000. This control deficiency resulted in a restatement of the Company’s quarterly financial statements for its third quarter of fiscal year 2007. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Remediation of Material Weakness — the Company has engaged a qualified third party to assist in the calculation of its fiscal year end tax provision and related disclosures and intends, to the extent considered necessary, to utilize such party for interim reporting purposes in future periods.
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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.5	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.6	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.7	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.8	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.9	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

Exhibit
No.	Description
4.11	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.12	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.13	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.14	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.15	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.16	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.17	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.18	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.19	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.20	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.21	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.22	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.23	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.24	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

9.1	Voting Trust Extension Agreement dated January 14, 2002, filed as Exhibit 9.1 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description
9.2	Voting Trust Agreement dated January 15, 1997, filed as Exhibit 9.2 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

9.3	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.4	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.7	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.10	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.11	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.12	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.13	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc., effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.14	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.15	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.16	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.17	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.18	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

Exhibit
No.	Description
10.19	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: December 10, 2007	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: December 10, 2007	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Office)