Form 10-K
period 2007-09-30
SIFCO INDUSTRIES INC
filed 2007-12-14
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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
Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
large accelerated filer ☐          accelerated filer ☐          non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $30,986,787.
The number of the Registrant’s Common Shares outstanding at October 31, 2007 was 5,283,357
Documents incorporated by reference: Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on January 29, 2008 (Part III)

PART I
Item 1. Business
A.	The Company
SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forged components, machined forgings and other machined metal components, remanufactured components for aerospace turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group and (3) Applied Surface Concepts Group.
B.	Principal Products and Services
1. Aerospace Component Manufacturing Group
The Company’s Aerospace Component Manufacturing Group (“ACM Group”) has a single operation in Cleveland, Ohio. This segment of the Company’s business consists principally of the manufacture of forged components for aerospace applications. As a part of the ACM Group’s manufacturing process, the business performs forging, heat-treating and precision component machining.
Operations
The Company’s ACM Group is a manufacturer of forged components ranging in size from 2 to 400 pounds (depending on configuration and alloy), primarily in various steel and titanium alloys, utilizing a variety of processes for applications principally in the aerospace industry. The ACM Group’s forged products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.
The ACM Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located throughout North and South America and Europe. In general, because of tight aerospace grade steel capacity and the limited supply of titanium, raw material lead times have increased in recent years. However, lead times for certain grades have recently shortened. The ACM Group generally does not depend on a single source for the supply of its materials. Due to the scarcity of certain raw materials, some material is provided by a limited number of suppliers; however, the ACM Group believes that its sources are adequate for its business. The business is ISO 9001:2000 registered and AS 9100:2001 certified. In addition, the ACM Group’s chemical etching/milling and non-destructive testing facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited and its heat-treating facility is seeking re-accreditation through NADCAP.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the ACM Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. The air transport industry is currently benefiting from several favorable trends including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft. Management’s current outlook for the air transport industry continues to remain favorable, with growth expected through at least 2011, and believes the ACM Group is poised to take advantage of the resulting improvement in order demand from the airframe and engine manufacturers. The ACM Group also supplies new and spare components for military aircraft. As a result of continued military initiatives, there has been increased demand for both new and spare components for military customers. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group.

Competition
While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices, other than for the pass-through of rising raw material steel and titanium alloys prices. The ACM Group believes, however, that its demonstrated aerospace expertise along with focus on quality, customer service, SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) initiatives, and offering a broad range of capabilities provide it with an advantage in the primary markets it serves. The ACM Group competes with both U.S. and non-U.S. suppliers of forgings. As customers are establishing new facilities throughout the world, the ACM Group will continue to encounter non-U.S. competition. The ACM Group believes it can expand its markets by (i) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (ii) developing new customers in markets whose participants require similar technical competence and service (as the aerospace industry) and are willing to pay a premium for quality.
Customers
During fiscal 2007, the ACM Group had two customers, various business units of Rolls-Royce Corporation and United Technologies Corporation, which accounted for 17% and 11%, respectively, of the ACM Group’s net sales. The net sales to these two customers when combined with (i) a third customer that individually accounts for less than 10% of the Group’s nets sales and (ii) the direct subcontractors to these three customers, accounted for 56% of the ACM Group’s net sales in 2007. The ACM Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these three customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the ACM Group. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the ACM Group’s business is seasonal.
Backlog of Orders
The ACM Group’s backlog as of September 30, 2007 increased to $82.8 million, of which $66.6 million is scheduled for delivery during fiscal 2008, compared with $65.7 million as of September 30, 2006, of which $53.5 million was scheduled for delivery during fiscal 2007. It is important to note that certain aerospace grade steel and titanium alloys raw material delivery lead times are beginning to shorten and such lead time improvement may in the future result in a fundamental shift in the ordering pattern of the ACM Group’s customers. A potential consequence of such a shift may be that customers will not place orders as far in advance as they currently do resulting in a potential reduction in the ACM Group’s backlog. Accordingly, such backlog reduction, to the extent it may occur, may not necessarily be completely indicative of actual sales expected for any succeeding period. All orders are subject to modification or cancellation by the customer with limited charges.
2. Turbine Component Services and Repair Group
The Company’s Turbine Component Services and Repair Group (“Repair Group”) has a single operation in Minneapolis, Minnesota. This segment of the Company’s business consists principally of the repair and remanufacture of small aerospace turbine engine components. As a part of the repair and remanufacture process, the business performs precision component machining and applies high temperature-resistant coatings to turbine engine components.
Operations
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
In general, the Company considers aerospace turbine engines that (i) possess a thrust of less than 17,500 pounds and/or (ii) are used to power aircraft that carry fewer than 100 passengers to be small aerospace turbine engines. Historically, the Repair Group has elected to procure approvals primarily from the OEMs and currently maintains proprietary repair process approvals issued by certain of the primary small engine OEMs (e.g. Pratt & Whitney, Rolls-Royce, Turbomeca, and Hamilton Sundstrand). In exchange for being granted an OEM approval, the Repair Group is obligated, in most cases, to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM-approved proprietary repair process. The Repair Group continues to be successful in procuring FAA repair process approvals. There is generally no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.
The development of remanufacturing and repair processes is an ordinary part of the Repair Group business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in high temperature resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Group’s research and development expense related to its continuing operations was $0.4 million in fiscal 2007.
The Repair Group generally has multiple sources for its raw materials, which consist primarily of investment castings and industrial coating materials essential to this business. Certain items are procured directly from the OEM to satisfy repair process requirements. Suppliers of such materials are located throughout North America and Europe. Although certain raw materials may be provided by a limited number of suppliers, the Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.
Industry
The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. The air transport industry is currently benefiting from several favorable trends including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft. Management’s current outlook for the air transport industry continues to remain favorable. It is difficult to determine what the long-term impact of these factors may be on air travel and the demand for services and products provided by the Repair Group.
Competition
In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increased direct involvement of the aerospace turbine engine manufacturers in the turbine engine overhaul and component repair businesses. With the presence of the OEM in the market, there has been a general reluctance on the part of the OEM to issue, to independent component repair companies, its approvals for the repair of its newer model engines and related components. The Company believes that the Repair Group will, more likely than not, become more dependent in the future on (i) its ability to successfully procure and market FAA approved licenses and related repair processes and/or (ii) a close collaboration with engine manufacturers.
Customers
The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2007, the Repair Group had one customer, consisting of various business units of United Technologies Corporation, which accounted for 35% of the Repair Group’s net sales from continuing operations. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.
Backlog of Orders
The Repair Group’s backlog from continuing operations as of September 30, 2007 increased to $4.2 million, of which $1.5 million is scheduled for delivery during fiscal 2008 and $2.7 million is on hold, compared with $2.7 million as of September 30, 2006, of which $1.6 million was scheduled for delivery during fiscal 2007 and $1.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Applied Surface Concepts Group
The Company’s Applied Surface Concepts Group (“ASC Group”) provides surface enhancement technologies principally related to selective electrochemical finishing and anodizing. Principal product offerings include (i) the sale of metal solutions and equipment required for selective electrochemical finishing and (ii) providing selective electrochemical finishing contract services.
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
The ASC Group can either (i) supply the selective electrochemical finishing chemicals and equipment to customers desiring to perform selective electrochemical finishing in-house or (ii) provide manual, semi-automated, or automated contract selective electrochemical finishing services at either the customer’s site or at one of the Group’s facilities. The Group operates four U.S. facilities in geographic areas strategically located in proximity to its customers (Cleveland, Ohio / Hartford, Connecticut / Norfolk, Virginia / Houston, Texas) and three in Europe (Birmingham, England / Paris, France / Rattvik, Sweden). The scope of selective electrochemical finishing work includes part salvage and repair, part refurbishment, and new part enhancement. Selective electrochemical finishing solutions are produced in the Cleveland, Ohio and Birmingham, England facilities.
The ASC Group generally has multiple sources for its raw materials, which consist primarily of industrial chemicals and metal salts and, therefore, does not depend on a single source for the supply of key raw materials. Management believes that its sources are adequate to support its business.
The ASC Group sells its products and services under recognized industry brand names including: SIFCO Process®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2001 and AS 9100A certifications. In addition, two of its facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Two of the service centers are FAA approved repair shops. Other ASC Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).
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
Customers
The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, who operate in a variety of industries, accounted for approximately 34% of the Group’s fiscal 2007 net sales. During fiscal 2007, the ASC Group had one customer, Halliburton Company, which accounted for 13% of the ASC Group’s net sales. No material part of the ASC Group’s business is seasonal.

Backlog of Orders
Due to the nature of its business (i.e. shorter lead times for its products and services) the ASC Group had no material backlog at September 30, 2007 and 2006.
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
The number of the Company’s employees decreased from approximately 390 at the beginning of fiscal year 2007 to approximately 338 employees at the end of fiscal 2007. The decrease was principally a result of the Company’s disposition of its industrial turbine engine component repair business, which employed approximately 100 people, which decrease was partially offset by additional employees hired to support the growth in the Company’s three businesses. The Company is a party to collective bargaining agreements with certain employees located at its Cleveland, Ohio and Minneapolis, Minnesota facilities. The ACM Group union contract expires in May 2010 (effective since May 2005) and the Turbine Component Repair Group union contract expires July 2009 (effective since July 2005). Management considers its relations with the Company’s employees to be good.
E.	Non-U.S. Operations
The Company’s products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981 and ceased such operations in fiscal 2007. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. The Company commenced its operations in Sweden as a result of an acquisition of a business in 2006. Wholly-owned subsidiaries operate the Company’s service and distribution facilities in United Kingdom, France and Sweden.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 11 to the Consolidated Financial Statements included in Item 8.
As of September 30, 2007, the majority of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2007 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•	The Turbine Component Services and Repair Group operates a single facility in Minneapolis, Minnesota with a total of 59,000 square feet and that is involved in the repair and remanufacture of small aerospace turbine engine components. In addition, the Repair Group owns a building and land located in Cork, Ireland (59,000 square feet) that (i) is subject to a long-term lease arrangement with PAS Technologies Ireland, the acquirer of the Repair Group’s industrial turbine engine component repair business in fiscal 2007, and (ii) is being marketed for sale as of September 30, 2007.

•	The Aerospace Component Manufacturing Group operates in a single, owned 240,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•	The Applied Surface Concepts Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The Group leases space aggregating approximately 54,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The Group also operates in an owned 4,500 square foot facility in Rattvik, Sweden.
Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters but does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future cost of litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2007 fiscal year.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the American Stock Exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low sales price for the Company’s Common Shares as reported by the American Stock Exchange.

	Years Ended September 30,
	2007		2006
	High	Low	High	Low

First Quarter	$7.30	$4.15	$4.00	$2.95
Second Quarter	10.91	4.51	5.25	3.74
Third Quarter	21.29	8.61	5.16	4.20
Fourth Quarter	25.50	13.50	4.75	3.80

Performance Graph
     Set forth below is a graph comparing the returns to shareholders of the Company’s Common Shares to the returns to shareholders of the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Group. The graph assumes (i) that the value of the investment in the Common Shares, the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Group was $100 on September 30, 2002 and (ii) the reinvestment of dividends.
COMPARISON OF FIVE-YEAR RETURN PERFORMANCE OF
SIFCO INDUSTRIES, INC., S&P 500 INDEX
AND S&P AEROSPACE/DEFENSE GROUP
Dividends and Shares Outstanding
The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2007, there were approximately 660 shareholders of record of the Company’s Common Shares, as reported by National City Corporation, the Company’s Transfer Agent and Registrar, which maintains it corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Years Ended September 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Statement of Operations Data
Net sales	$87,255	$68,606	$52,863	$53,798	$52,634
Income (loss) from continuing operations before income tax provision	10,255	(35)	(2,424)	(3,298)	(3,000)
Income tax provision	1,483	14	541	75	19
Income (loss) from continuing operations	8,772	(49)	(2,965)	(3,373)	(3,019)
Income (loss) from continuing operations per share (basic)	1.67	(0.01)	(0.57)	(0.65)	(0.58)
Income (loss) from continuing operations per share (diluted)	1.66	(0.01)	(0.57)	(0.65)	(0.58)
Income (loss) from discontinued operations, net of tax	(2,044)	1,009	2,769	(2,573)	(2,328)
Net income (loss)	6,728	960	(196)	(5,946)	(5,347)
Net income (loss) per share (basic)	1.28	0.18	(0.04)	(1.14)	(1.02)
Net income (loss) per share (diluted)	1.27	0.18	(0.04)	(1.14)	(1.02)
Cash dividends per share	—	—	—	—	—

Shares Outstanding at Year End	5,281	5,222	5,222	5,214	5,226

Balance Sheet Data
Working capital	$32,350	$15,011	$9,619	$16,029	$14,669
Property, plant and equipment, net	10,570	14,059	18,744	19,882	25,699
Total assets	60,889	48,775	49,523	59,759	61,678
Long-term debt, net of current maturities	2,986	427	10	5,797	7,258
Other long-term liabilities	5,613	5,939	8,645	8,108	7,951
Total shareholders’ equity	36,778	25,183	22,398	24,802	30,281
Shareholders’ equity per share	6.96	4.82	4.29	4.76	5.79

Financial Ratios
Return on beginning shareholders’ equity	26.7%	4.3%	(0.8)%	(19.6)%	(14.2)%
Long-term debt to equity percent	8.1%	1.7%	—	23.4%	24.0%
Current ratio	3.1	1.9	1.5	1.8	1.9
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introductions of new products, including the continued development of turbine repair processes; (6) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (9) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (10) continued reliance on several major customers for revenues; (11) the Company’s ability to continue to have access to its revolving credit facility and to comply with the terms of its credit agreement, including financial covenants, (12) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (13) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forgings, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following — (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
1. Fiscal Year 2007 Compared with Fiscal Year 2006
In fiscal 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), which is a part of the Company’s Turbine Component Services and Repair Group, completed the sale of its industrial turbine engine component repair business and certain related assets (“Industrial Repair Business”). In addition, in fiscal 2006, the Company and SIFCO Turbine completed the sale of its large aerospace turbine engine component repair business and certain related assets (“Large Aero Business”). The combined results of the Company’s Industrial Repair and Large Aero Businesses are reported as discontinued operations in the accompanying Consolidated Statements of Operations.
Net sales from continuing operations in fiscal 2007 increased 27.2% to $87.3 million, compared with $68.6 million in fiscal 2006. Income from continuing operations in fiscal 2007 was income of $8.8 million, compared with a loss of $0.1 million in fiscal 2006. Income from discontinued operations, net of tax, which includes both the Industrial Repair and Large Aero Businesses, was a loss of $2.0 million in fiscal 2007, compared to income of $1.0 million in fiscal 2006. Included in the $2.0 million loss from discontinued operations in fiscal 2007 was (i) $2.1 million of grant income related to the expiration of certain grants, as explained more fully in Note 4 to the Consolidated Financial Statements in Item 8 and (ii) a loss of approximately $0.8 million from the divestiture of the Industrial Repair Business, as explained more fully in Note 9 to the Consolidated Financial Statements in Item 8. Included in the $1.0 million of income from discontinued operations in fiscal 2006 was a gain of approximately $4.4 million from the divestiture of the Large Aero Business, as explained more fully in Note 9 to the Consolidated Financial Statements in Item 8.
Net income in fiscal 2007 was $6.7 million, compared with $1.0 million in fiscal 2006.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2007 increased 36.5% to $60.0 million, compared with $43.9 million in fiscal 2006. The significant increase in the ACM Group’s net sales in fiscal 2007 was due to a combination of (i) an increase in volumes resulting from the general strength of demand in the markets which the Company serves and (ii) an increase in product prices principally reflecting the pass-through to customers of the increase in raw material prices incurred by the Company. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $7.2 million to $30.6 million in fiscal 2007, compared with $23.4 million in fiscal 2006. Net sales of turbine engine components for small aircraft, which consist primarily of net sales of turbine engine components for business and regional jets, as well as military transport and surveillance aircraft, increased $6.5 million to $18.1 million in fiscal 2007, compared with $11.6 million in fiscal 2006. Net sales of airframe components for large aircraft increased $2.7 million to $7.1 million in fiscal 2007, compared with $4.4 million in fiscal 2006. Net sales of turbine engine components for large aircraft decreased $0.1 million to $1.7 million in fiscal 2007, compared with $1.8 million in fiscal 2006. Commercial product and non-product sales were $2.5 million and $2.7 million in fiscal 2007 and 2006, respectively.
Included in net sales in fiscal 2007 was $0.7 million related principally to certain product pricing adjustments that were agreed to and recorded in the fourth quarter of fiscal 2007 and that related to customer shipments that occurred during the prior two quarters of fiscal 2007. Such pricing adjustments resulted principally from the finalization, during the fourth quarter of fiscal 2007, of certain ACM Group customer negotiations that were initiated during the first half of fiscal 2007. Of the $0.7 million in fourth quarter pricing adjustments, $0.5 million related to net sales in the third quarter of fiscal 2007 and $0.1 million related to net sales in the second quarter of fiscal 2007.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $25.7 million in fiscal 2007, compared with $20.5 million in fiscal 2006. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
In fiscal 2007, The ACM Group’s total material cost of goods sold as a percentage of net product sales decreased 1.3% compared with fiscal 2006. Availability of certain aerospace grade materials improved somewhat in fiscal 2007, compared with fiscal 2006, resulting in the beginning of the shortening of certain raw materials lead times.
During fiscal 2007, the ACM Group’s selling, general and administrative expense increased $0.5 million to $3.7 million, or 6.1% of net sales, compared with $3.2 million, or 7.3% of net sales, in fiscal 2006. The $0.5 million increase in fiscal 2007 was principally due to increases in the ACM Group’s compensation expense, including incentive compensation, and variable selling costs resulting from (i) the hiring of certain additional personnel to support the growth in the ACM Group’s business and (ii) the overall significant increase in net sales and operating income during fiscal 2007 compared with fiscal 2006.
The ACM Group’s operating income in fiscal 2007 was $10.3 million, compared with $1.7 million in fiscal 2006. Operating results improved significantly in fiscal 2007 compared with fiscal 2006 due primarily to the positive impact on margins resulting from significantly higher production and net sales volumes in fiscal 2007. The improved margins are due principally to (i) operating efficiencies and the related absorption of the ACM Group’s relatively high fixed operating costs over more units of production and sales in fiscal 2007, (ii) improvements in product pricing and (iii) a $1.2 million reduction in the LIFO provision in fiscal 2007 compared with fiscal 2006.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales from continuing operations in fiscal 2007, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 4.9% to $12.9 million, compared with $12.3 million in fiscal 2006.
During fiscal 2007, the Repair Group’s selling, general and administrative expenses from continuing operations decreased $0.2 million to $1.4 million or 10.5% of net sales, compared with $1.6 million, or 12.7% of net sales, in fiscal 2006. Included in the $1.6 million of selling, general and administrative expenses in fiscal 2006 were $0.1 million of severance and related charges.
The Repair Group’s operating income from continuing operations in fiscal 2007 was $0.7 million, compared with $0.2 million in fiscal 2006. The improvement in operating income is principally attributable to (i) the aforementioned reduction in selling, general and administrative expenses, (ii) the relative product sales mix — with a larger portion of sales being higher margin product with a lower raw material/higher value-added content and (iii) the consumption of lower cost and/or previously written down inventory.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group increased 16.2% to $14.3 million in fiscal 2007, compared with net sales of $12.3 million in fiscal 2006. In fiscal 2007, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 11.4% to $7.1 million, compared with $6.3 million in fiscal 2006. In fiscal 2007, customized selective electrochemical finishing contract service net sales increased 21.5% to $7.1 million, compared with $5.8 million in fiscal 2006.
During fiscal 2007, The ASC Group’s selling, general and administrative expenses decreased $0.3 million to $4.4 million, or 31.0% of net sales, compared with $4.7 million, or 38.4% of net sales, in fiscal 2006. The principal reason for the $0.3 million decrease in selling, general and administrative expenses in fiscal 2007 as compared to fiscal 2006 was the reduction in headcount and related expenses, which was partially offset by $0.1 million of severance and related charges incurred in fiscal 2007.

The ASC Group’s operating income in fiscal 2007 was $1.0 million, compared with an operating loss of $0.6 million in fiscal 2006. Operating results improved principally due to (i) the positive impact on margins of the significantly higher net sales volumes in fiscal 2007, while maintaining a relatively fixed cost structure, compared with fiscal 2006 and (ii) the aforementioned $0.3 million reduction in selling, general and administrative expenses.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.7 million in fiscal 2007 compared $1.6 million in fiscal 2006. During fiscal 2007, a $0.3 million reduction in compensation expense due principally to a management restructuring (after the sale of the Large Aero Business of the Repair Group’s business that occurred in fiscal 2006) was offset by a $0.4 million increase in incentive expense related to payments earned as a result of (i) the successful completion of certain strategic initiatives and (ii) the Company’s significantly improved operating results in fiscal 2007. Legal and professional expenses related to the sale of the Company’s Industrial Repair Business that were charged to corporate unallocated expenses in the first two quarters of fiscal 2007 were reclassified in the third quarter of fiscal 2007 to loss on sale of business, which is included in income (loss) from discontinued operations, net of tax.
Other/General
Interest expense from continuing operations was $0.2 million in fiscal 2007, compared with a nominal amount in fiscal 2006. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in fiscal years 2007 and 2006.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2007	2006	2007	2006

Revolving credit agreement	8.8%	8.4%	$1.4 million	$0.7 million
Debt purchase agreement (1)	N/A	4.6%	N/A	$0.7 million

(1)	Debt purchase agreement was with an Irish bank and was paid off during the third quarter of fiscal 2006. Interest expense related to this debt is included in income (loss) from discontinued operations.
During fiscal 2007, in addition to recognizing at statutory rates the utilization of $3.6 million of the Company’s available U.S. net operating loss carry forwards, the Company (i) provided $1.8 million of U.S. deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries that are available for distribution as of September 30, 2007; (ii) reversed a substantial portion of the valuation allowance previously established against its net deferred tax assets and, accordingly, recognized a U.S. deferred income tax benefit of approximately $3.0 million, as explained more fully in Note 6 to the Consolidated Financial Statements in Item 8; and (iii) recognized the benefit of the excess tax basis of the Company’s property, plant and equipment of $0.7 million. The Company’s total non-U.S. income tax provision was $0.1 million.
2. Fiscal Year 2006 Compared With Fiscal Year 2005
In fiscal 2006, the Company and SIFCO Turbine completed the sale of its Large Aero Business. The combined results of SIFCO’s Industrial Repair and Large Aero Businesses are reported in discontinued operations in the accompanying Consolidated Statements of Operations in Item 8.
Net sales from continuing operations in fiscal 2006 increased 29.8% to $68.6 million, compared with $52.9 million in fiscal 2005. The loss from continuing operations in fiscal 2006 was $0.1 million, compared with $3.0 million in fiscal 2005. Income from discontinued operations, net of tax, which includes both the Industrial Repair and Large Aero Businesses, was $1.0 million in fiscal 2006 compared with $2.8 million in fiscal 2005. Included in the $1.0 million of income from discontinued operations in fiscal 2006, was a gain of approximately $4.4 million from the divestiture of the Large Aero Business as explained more fully in Note 9 to the Consolidated Financial Statements in Item 8. Included in the $2.8 million of income from discontinued operations in fiscal 2005 was a gain of approximately $6.2 million from the sale of certain non-operating assets of the Repair Group’s Ireland operations. Net income in fiscal 2006 was $1.0 million, compared with a net loss of $0.2 million in fiscal 2005.

Aerospace Component Manufacturing Group
Net sales in fiscal 2006 increased 41.8% to $43.9 million, compared with $31.0 million in fiscal 2005. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $8.5 million to $23.4 million in fiscal 2006, compared with $14.9 million in fiscal 2005. Net sales of turbine engine components for small aircraft, which consist primarily of business aircraft and regional commercial jets, as well as military transport and surveillance aircraft, increased $1.1 million to $11.6 million in fiscal 2006, compared with $10.5 million in fiscal 2005. Net sales of airframe components for large aircraft increased $1.9 million to $4.4 million in fiscal 2006, compared with $2.5 million in fiscal 2005. Net sales of turbine engine components for large aircraft increased $0.9 million to $1.8 million in fiscal 2006, compared with $0.9 million in fiscal 2005. The increase in the ACM Group’s net sales volumes during fiscal 2006 is in part attributable to an increase in the ACM Group’s selling prices due to increases in raw material prices in the market place, some of which were passed through to the ACM Group’s customers. The commercial aerospace industry continues to experience strong demand, most notably for mid-size single-aisle aircraft as well as for regional aircraft. Other product and non-product sales were $2.7 million and $2.2 million in fiscal 2006 and 2005, respectively.
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
Turbine Component Services and Repair Group
Net sales from continuing operations in fiscal 2006, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 22.5% to $12.3 million, compared with $10.1 million in fiscal 2005.
During fiscal 2006, the Repair Group’s selling, general and administrative expenses from continuing operations increased $0.3 million to $1.6 million, or 12.7% of net sales, from $1.3 million, or 13.0% of net sales, in fiscal 2005. Included in both the $1.6 million and $1.3 million of selling, general and administrative expenses in fiscal 2006 and 2005, respectively, were $0.1 million of severance and related charges. The remaining selling, general and administrative expenses from continuing operations in fiscal 2006 and 2005 were $1.5 million, or 11.8% of net sales, and $1.2 million, or 12.3% of net sales, respectively.

The Repair Group’s operating income from continuing operations in fiscal 2006 was $0.2 million, compared with an operating loss of $1.7 million in fiscal 2005. The improvement in operating income is principally attributable to the positive impact on margins of the significantly higher net sales volumes in fiscal 2006, while maintaining a relatively fixed cost structure, compared with fiscal 2005.
Applied Surface Concepts Group
Net sales of the ASC Group increased 4.5% to $12.3 million in fiscal 2006, compared with net sales of $11.8 million in fiscal 2005. In fiscal 2006, product net sales, consisting of selective electrochemical finishing equipment and solutions, increased 5.1% to $6.3 million, compared with $6.0 million in fiscal 2005. In fiscal 2006, customized selective electrochemical finishing contract service net sales increased 5.4% to $5.8 million, compared with $5.5 million in fiscal 2005. The increase in net sales in 2006 is principally attributable to (i) an increase in sales to the oil and gas industry, which remained strong in both the exploration and production sectors and (ii) $0.9 million of net sales generated by the ASC Group’s Swedish operation that was acquired during the first quarter of fiscal 2006.
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
Other/General
Interest expense from continuing operations was a nominal amount in fiscal 2006 compared with $0.2 million in fiscal 2005. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s credit agreements in fiscal years 2006 and 2005.

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

In fiscal 2006 and 2005, the income tax benefit related to the Company’s U.S. operating losses was offset by a valuation allowance based upon an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Future reversal of the valuation allowance will be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. A deferred tax asset of $0.6 million was recognized in fiscal 2004 and was attributable to the gain on the completion of the disposal of a building and land in fiscal 2005 that was part of the Repair Group’s Irish operations, and that was recognized for Irish income tax purposes in fiscal 2004 but was recognized for financial reporting purposes in fiscal 2005 in conformity with accounting principles generally accepted in the United States of America. The Company also recorded a U.S. income tax provision in fiscal 2005 under the American Jobs Creation Act of 2004 for a dividend it received from its non-U.S. subsidiaries.
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $5.5 million at September 30, 2007 from $4.7 million at September 30, 2006. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $4.4 million of cash (of which $1.1 million was from continuing operations) in fiscal 2007, compared with $1.9 million of cash consumed by operating activities (of which $0.6 million was used by continuing operations) in fiscal 2006. The $1.1 million of cash used for operating activities from continuing operations in fiscal 2007 was primarily due to (i) $11.4 million of income from continuing operations before depreciation expense and a deferred tax benefit; offset by (ii) a $3.5 million increase in accounts receivable and a $9.2 million increase in inventory, principally attributable to the ACM Group’s response to the increased demand in its business. The other changes in these components of working capital were due to factors resulting from normal business conditions of the Company, including (i) sales levels, (ii) collections from customers, and (iii) the relative timing of payments to suppliers.
Capital expenditures were $1.4 million (of which $0.9 million was from continuing operations) in fiscal 2007 compared to $1.3 million (of which $1.1 million was from continuing operations) in fiscal 2006. Fiscal 2007 capital expenditures from continuing operations consist of $0.5 million by the ACM Group, $0.3 million by the ASC Group and $0.1 million by the Repair Group. The Company anticipates that capital expenditures will be within the range of $3.0 to $4.0 million in fiscal 2008 to support the projected growth in the Company’s businesses.
In fiscal 2007, the Repair Group completed the sale of its Industrial Repair Business and certain related assets. This sale generated net cash proceeds of approximately $4.4 million during fiscal 2007.
At September 30, 2007, the Company has a $6.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 8.25% at September 30, 2007. A 0.375% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2007, $2.6 million was outstanding and the Company had $3.4 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the United States of America and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2007.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital and capital expenditure requirements through the end of fiscal year 2008.

C. Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.
D. Other Contractual Obligations
The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2007 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	(Amounts in thousands)
		Less than	>1 up to	>3 up to	More than
Other Contractual Obligations	Total	1 year	3 years	5 years	5 years

Debt obligations	$10	$1	$2	$2	$5
Capital lease obligations	538	140	253	145	—
Operating lease obligations	1,541	457	771	313	—

Total	$2,089	$598	$1,026	$460	$5

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2007 for raw materials and supplies required in the normal course of business. Included in other long-term liabilities in the Company’s balance sheet as of September 30, 2007 is $1.0 million of liabilities related to the Company’s defined benefit pension plans and approximately $1.2 million of net deferred tax liabilities. The Company is expected to fund $1.4 million of pension obligations in fiscal 2008.
E. Outlook
The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.
The financial condition of many airlines in the U.S. and throughout the world, while showing improvement, continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered and/or proceeded through the bankruptcy reorganization process, and others continue to pursue major restructuring initiatives, which appear to have had a positive impact on operating results in recent periods. Modest improvements in the commercial airlines and increased demand in the aircraft and related engine industries have been complemented by increases in U.S. military spending for aircraft and related components. The air transport industry’s long-term outlook has been one of continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs. The air transport industry is currently benefiting from several favorable trends including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft. Management’s current outlook for the air transport industry continues to remain favorable, with expected growth through at least 2011.
It is difficult to determine the potential long-term impact that the aforementioned factors may have on air travel and the demand for the products and services provided by the Company. Lack of continued improvement could result in credit risk associated with serving the financially troubled airlines and/or their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company’s net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that cash on-hand, funds available under its revolving credit agreement, and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.

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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, and if such excess carrying value is determined to be permanent, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
The Company has a significant amount of property, plant and equipment. The determination as to whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable involves judgment. The Company believes that its estimate of future undiscounted cash flows is a critical accounting estimate because (i) it requires the Company to make assumptions about future results and (ii) the recognition of an impairment charge could have a material impact on the Company’s financial position and results of operations.
In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts, and projected proceeds upon disposal of long-lived assets. The Company’s budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition.
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
Valuation of deferred tax allowance
The Company accounts for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2007, the Company’s net deferred tax liability before any valuation allowance was $0.7 million.
At September 30, 2006, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $4.6 million based on an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. During fiscal 2007, the Company reversed a substantial majority of the valuation allowance based on the Company’s determination that, at this time, it is more likely than not that the benefit will be realized through future taxable income.

G. Impact of Newly Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of its operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is subject to foreign currency and interest rate risk. The risks primarily relate to the sale of the Company’s products in transactions denominated in non-U.S. dollar currencies (the euro, pound sterling and the Swedish krona); the payment in local currency of wages and other costs related to the Company’s non-U.S. operations; and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.
The Company believes that inflation has not materially affected its results of operations in 2007, and does not expect inflation to be a significant factor in fiscal 2008.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2007, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At September 30, 2007, the Company’s assets and liabilities denominated in the pound sterling, the euro and Swedish krona were as follows (amounts in thousands):

	Pound Sterling	Euro	Swedish Krona

Cash and cash equivalents	77	216	190
Accounts receivable	194	544	1,624
Accounts payable	34	505	109
Accrued liabilities	49	126	2,172
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a U.S. bank. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2007 rate, and assuming no change in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)” in 2007.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 4, 2007.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2007	2006	2005

Net sales	$87,255	$68,606	$52,863
Operating expenses:
Cost of goods sold	65,835	57,662	45,593
Selling, general and administrative expenses	11,173	11,106	9,697
Loss (Gain) on disposal of operating assets	(137)	89	83

Total operating expenses	76,871	68,857	55,373

Operating income (loss)	10,384	(251)	(2,510)

Interest income	(4)	(52)	(12)
Interest expense	167	77	184
Foreign currency exchange loss (gain), net	(20)	6	(12)
Other income, net	(14)	(247)	(246)

Income (loss) from continuing operations before income tax provision	10,255	(35)	(2,424)

Income tax provision	1,483	14	541

Income (loss) from continuing operations	8,772	(49)	(2,965)

Income (loss) from discontinued operations, net of tax	(2,044)	1,009	2,769

Net income (loss)	$6,728	$960	$(196)

Income (loss) per share from continuing operations
Basic	$1.67	$(0.01)	$(0.57)
Diluted	$1.66	$(0.01)	$(0.57)

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.39)	$0.19	$0.53
Diluted	$(0.39)	$0.19	$0.53

Net income (loss) per share
Basic	$1.28	$0.18	$(0.04)
Diluted	$1.27	$0.18	$(0.04)

Weighted-average number of common shares (basic)	5,246	5,222	5,224
Weighted-average number of common shares (diluted)	5,286	5,227	5,228
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,510	$4,744
Receivables, net	19,473	18,652
Inventories	16,897	8,052
Deferred income taxes	2,423	—
Refundable income taxes	—	188
Prepaid expenses and other current assets	370	601
Assets held for sale	3,189	—

Total current assets	47,862	32,237

Property, plant and equipment:
Land	580	577
Buildings	9,727	11,671
Machinery and equipment	33,234	43,636

	43,541	55,884
Accumulated depreciation	32,971	41,825

Property, plant and equipment, net	10,570	14,059

Other assets	2,457	2,479

Total assets	$60,889	$48,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$87	$52
Accounts payable	9,735	10,454
Accrued liabilities	5,690	6,720

Total current liabilities	15,512	17,226

Long-term debt, net of current maturities	2,986	427

Deferred income taxes	3,655	101

Other long-term liabilities	1,958	5,838

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,281 shares in 2007 and 5,222 shares in 2006	5,281	5,222
Additional paid-in capital	6,352	6,323
Retained earnings	29,828	23,100
Accumulated other comprehensive loss	(4,683)	(9,462)

Total shareholders’ equity	36,778	25,183

Total liabilities and shareholders’ equity	$60,889	$48,775

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$6,728	$960	$(196)
Loss (income) from discontinued operations, net of tax	2,044	(1,009)	(2,769)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,447	1,407	1,370
Gain on disposal of property, plant and equipment	(141)	(1,061)	(29)
Deferred income taxes	1,208	34	—
Share transactions under employee stock plan	88	139	73
Asset impairment charges	—	289	—
Changes in operating assets and liabilities:
Receivables	(3,512)	(2,946)	(2,177)
Inventories	(9,197)	(279)	(1,506)
Refundable income taxes	8	—	—
Prepaid expenses and other current assets	11	79	(694)
Other assets	888	3	(98)
Accounts payable	(148)	2,408	1,163
Accrued liabilities	371	204	232
Other long-term liabilities	(915)	(792)	266

Net cash used for operating activities of continuing operations	(1,120)	(564)	(4,365)
Net cash used for operating activities of discontinued operations	(3,248)	(1,317)	(323)

Cash flows from investing activities:
Capital expenditures	(874)	(1,141)	(1,434)
Proceeds from disposal of property, plant and equipment	63	1,150	2,617
Acquisition of business	—	(434)	—
Other	118	139	33

Net cash provided by (used for) investing activities of continuing operations	(693)	(286)	1,216
Net cash provided by investing activities of discontinued operations	3,228	7,533	7,219

Cash flows from financing activities:
Proceeds from revolving credit agreement	32,091	18,416	24,189
Repayments of revolving credit agreement	(29,908)	(17,999)	(27,296)
Proceeds from other indebtedness	180	287	—
Repayments of long-term debt	(236)	(297)	(7,247)
Repayments of capital lease obligations	(75)	—	—
Dividends from foreign subsidiary	—	—	13,000

Net cash provided by financing activities of continuing operations	2,052	407	2,646
Net cash used for financing activities of discontinued operations	—	(1,913)	(11,087)

Increase (decrease) in cash and cash equivalents	219	3,860	(4,694)
Cash and cash equivalents at beginning of year	4,744	884	5,578
Effect of exchange rate changes on cash and cash equivalents	547	—	—

Cash and cash equivalents at end of year	$5,510	$4,744	$884

Supplemental disclosure of cash flow information:
Cash paid for interest	$(107)	$(131)	$(358)
Cash paid for income taxes, net	$(635)	$(523)	$(809)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

				Accumulated		Common
		Additional		Other		Shares	Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Held in	Shareholders’
	Shares	Capital	Earnings	Loss	Compensation	Treasury	Equity

Balance — September 30, 2004	$5,257	$6,497	$22,336	$(8,867)	$(166)	$(255)	$24,802

Comprehensive income (loss):
Net loss	—	—	(196)	—	—	—	(196)
Foreign currency translation adjustment	—	—	—	34	—	—	34
Currency exchange contract adjustment	—	—	—	(909)	—	—	(909)
Unrealized gain on interest rate swap agreement	—	—	—	125	—	—	125
Minimum pension liability adjustment, net of tax	—	—	—	(1,532)	—	—	(1,532)

Total comprehensive loss							(2,478)

Share transactions under employee stock plans	(29)	(215)	—	—	106	212	74

Balance — September 30, 2005	$5,228	$6,282	$22,140	$(11,149)	$(60)	$(43)	$22,398

Comprehensive income:
Net income	—	—	960	—	—	—	960
Foreign currency translation adjustment	—	—	—	75	—	—	75
Currency exchange contract adjustment	—	—	—	288	—	—	288
Minimum pension liability adjustment, net of tax	—	—	—	1,324	—	—	1,324

Total comprehensive income							2,747

Stock option expense	—	78	—	—	—	—	78
Share transactions under employee stock plans	(6)	(37)	—	—	60	43	60

				`
Balance — September 30, 2006	$5,222	$6,323	$23,100	$(9,462)	$—	$—	$25,183

Comprehensive income:
Net income	—	—	6,728	—	—	—	6,728
Foreign currency translation adjustment	—	—	—	2,285	—	—	2,285
Minimum pension liability adjustment, net of tax	—	—	—	2,819	—	—	2,819

Total comprehensive income							11,832

Adjustment to initially apply SFAS No. 158, net of tax as of September 30, 2007	—	—	—	(325)	—	—	(325)
Stock option expense	—	32	—	—	—	—	32
Share transactions under employee stock plans	59	(3)	—	—	—	—	56

Balance — September 30, 2007	$5,281	$6,352	$29,828	$(4,683)	$—	$—	$36,778

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2007, 2006 and 2005
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
B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2006, the functional currency of the Irish subsidiary is the euro because a substantial majority of the subsidiary’s transactions subsequent to September 30, 2006 are denominated in euros. Prior to October 1, 2006, the functional currency of the Irish subsidiary was the U.S. dollar because a substantial majority of the subsidiary’s transactions prior to October 1, 2006 were denominated in U.S. dollar. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $603 and $668 at September 30, 2007 and 2006, respectively. During fiscal 2007 and 2006, $214 and $135 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $147, $121 and $115 in fiscal 2007, 2006 and 2005, respectively.
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 37% of the Company’s net sales in 2007 were to four (4) of its largest customers, with an additional 13% of combined net sales to various direct subcontractors to those four (4) customers. No other single group or customer represents greater than 5% of total net sales in 2007. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2007. However, certain customers have filed for bankruptcy protection in the last several years and it is possible that additional credit losses could be incurred if other customers seek bankruptcy protection.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for approximately 80% and 59% of the Company’s inventories at September 30, 2007 and 2006, respectively. Cost is determined using the specific identification method for approximately 7% and 12% of the Company’s inventories at September 30, 2007 and 2006, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.
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
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, and if such excess carrying value is determined to be permanent, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
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
I. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) —measured as the difference between plan assets at fair value and the benefit obligation—as an asset or liability in its statement of financial position; (ii) recognize changes in that funded status in the year in which the changes occur through comprehensive income; (iii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”; and (iv) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. The Company adopted the requirement to recognize the funded status of its defined benefit pension plans as an asset or liability in the consolidated balance sheet as of September 30, 2007. The adoption resulted in (i) an increase of $1,138 to other assets, (ii) an increase of $1,630 to other long-term liabilities, (iii) an increase of $167 to deferred tax assets and (iv) an increase of $325 to accumulated other comprehensive loss. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end consolidated balance sheet is effective for fiscal years ending after December 15, 2008. The Company currently uses a July 1st measurement date.
In September 2006, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Financial Statement Misstatements”. SAB No. 108 expresses the SEC staff’s view regarding the process of quantifying financial statement misstatements. The Interpretations in SAB No. 108 are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 effective October 1, 2006. The adoption of this statement in fiscal 2007 did not have a material impact on the Company’s financial position, cash flows or results of its operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
In May 2005, the FASB issued Statement of Financial Accounting No. 154, “Accounting Changes and Error Corrections” — a replacement of Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of a change in accounting principle on one or more individual periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 effective October 1, 2006. The adoption of this statement in fiscal year 2007 did not have a material impact on the Company’s financial position, cash flows or results of operations.
J. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In June 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entity’s uncertain tax position(s). FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective October 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of its operations.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Years Ended
September 30, 2005

Net loss as reported	$(196)
Less — Stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	57

Pro forma net loss as if the fair value based method had been applied to all awards	$(253)

Net loss per share:
Basic — as reported	$(0.04)
Basic — pro forma	$(0.05)
Diluted — as reported	$(0.04)
Diluted — pro forma	$(0.05)
M. DERIVATIVE FINANCIAL INSTRUMENTS
The Company has from time-to-time utilized foreign currency exchange contracts as part of the management of its foreign currency risk exposure. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific exposure. To qualify as a hedge, the item to be hedged must expose the Company to foreign currency risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the consolidated statements of operations.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2007 and 2006, the Company had no forward exchange contracts outstanding.
N. RESEARCH AND DEVELOPMENT
Research and development costs from continuing operations are expensed as incurred. Research and development expense from continuing operations was approximately $880, $622 and $760 in fiscal 2007, 2006 and 2005, respectively.
O. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income (loss) is included on the Consolidated Statements of Shareholders’ Equity. The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets at September 30 are as follows:

	2007	2006	2005

Foreign currency translation adjustment	$(4,358)	$(6,643)	$(6,718)
Currency exchange contract adjustment	—	—	(288)
SFAS No. 158 net pension liability, net of tax	(325)	—	—
Minimum pension liability adjustment, net of tax	—	(2,819)	(4,143)

Total accumulated other comprehensive loss	$(4,683)	$(9,462)	$(11,149)

P. RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2007 consolidated financial statement presentation.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
2. Inventories
Inventories at September 30 consist of:

	2007	2006

Raw materials and supplies	$7,579	$3,220
Work-in-process	6,433	3,222
Finished goods	2,885	1,610

Total inventories	$16,897	$8,052

If the FIFO method had been used for the entire Company, inventories would have been $7,191 and $6,860 higher than reported at September 30, 2007 and 2006, respectively.
3. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2007	2006

Accrued employee compensation and benefits	$2,199	$1,692
Accrued workers’ compensation	1,190	1,247
Accrued pension	—	572
Accrued income taxes	358	822
Accrued royalties	394	823
Accrued legal and professional	252	274
Other accrued liabilities	1,297	1,290

Total accrued liabilities	$5,690	$6,720

4. Government Grants
The Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. The Company has historically elected to treat capital and employment grants as a contingent obligation and does not commence amortizing such grants into income until such time that it is more certain that the Company will not be required to repay a portion of these grants. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years.
Certain Company grants that were subject to repayment expired during fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of $2,143 in income (loss) from discontinued operations, net of tax, during fiscal 2007 in the accompanying consolidated statement of operations. In addition, primarily as a result of an amendment to and expiration of certain grant agreements during fiscal year 2006, the Company recognized grant income, in income (loss) from discontinued operations, of $746 in fiscal 2006. The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2007 and September 30, 2006, which amounted to $421 and $2,423, respectively. The majority of the Company’s grants were denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations. The Company recognized grant income of $66 in fiscal 2005.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
5. Long-Term Debt
Long-term debt at September 30 consists of:

	2007	2006

Revolving credit agreement	$2,600	$417
Other	10	62

Total bank debt	2,610	479
Capital lease obligations	463	—
Less — current maturities	87	52

Total long-term debt	$2,986	$427

At September 30, 2007, the Company has a $6,000 revolving credit agreement with a bank subject to sufficiency of collateral that expires on October 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 8.25% and 8.75% at September 30, 2007 and 2006, respectively. The daily average balance outstanding against the revolving credit agreement was $1,363 and $665 during 2007 and 2006, respectively. A commitment fee of 0.375% is incurred on the unused balance. At September 30, 2007, the Company had $3,355 available under its $6,000 revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the United States of America and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2007.
6. Income Taxes
The components of income (loss) from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2007	2006	2005
U.S	$9,876	$155	$(2,466)
Non-U.S	379	190	42

Income (loss) from continuing operations before income tax provision	$10,255	$(35)	$(2,424)

The income tax provision consists of the following:

Current income tax provision:
U.S. federal	$95	$—	$524
U.S. state and local	115	—	—
Non-U.S	65	14	17

Total current tax provision	275	14	541
Deferred income tax provision (benefit):
U.S. federal	1,276	—	—
U.S. state and local	(83)	—	—
Non-U.S	15	—	—

Total deferred tax provision	1,208	—	—

Income tax provision	$1,483	$14	$541

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2007	2006	2005

Income (loss) before income tax provision	$10,255	$(35)	$(2,424)
Less-U.S. state and local income tax provision	32	—	—

Income (loss) before U.S. and non-U.S. income tax provision	$10,223	$(35)	$(2,424)

Income tax provision (benefit) at U.S. federal statutory rate	3,476	(12)	(824)
Tax effect of:
U.S. loss (income) for which no U.S. federal tax benefit (provision) has been recognized	—	(52)	838
Non-US income for which no U.S. federal tax provision has been recognized	—	78	3
U.S. income for which a U.S. federal tax provision has been recognized under the American Jobs Creation Act of 2004	—	—	524
Business expenses not deductible for tax	265	—	—
Recognition of excess tax basis of assets	(704)	—	—
Undistributed earnings of non-U.S. subsidiaries	1,837	—	—
Reversal of deferred tax valuation allowance	(2,999)	—	—
Other	(392)	—	—

Income tax provision	$1,483	$14	$541

Deferred tax assets and liabilities at September 30 consist of the following:

	2007	2006

Deferred tax assets:
Net U.S. operating loss carryforwards	$290	$3,924
Net non-U.S. operating loss carryforwards	575	569
Employee benefits	—	50
Investment valuation reserve	—	511
Inventory reserves	926	481
Asset impairment reserve	122	88
Allowance for doubtful accounts	154	176
Foreign tax credits	2,667	442
Additional pension liability	—	958
Government grants	42	242
Net state operating loss carry forwards	110	—
Alternative minimum tax credit carry forwards	290	—
Other	106	—

Total deferred tax assets	5,282	7,441

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Deferred tax liabilities:
Depreciation	1,561	2,383
Unremitted foreign earnings	4,136	26
Employee benefits	301	—
Other	—	525

Total deferred tax liabilities	5,998	2,934

Net deferred tax assets (liabilities)	(716)	4,507
Valuation allowance	(516)	(4,608)

Net deferred tax liabilities	$(1,232)	$(101)

At September 30, 2007 the Company has U.S. federal and state, as well as non-U.S. tax loss carryforwards of approximately $900, $4,900 and $5,700, respectively. The U.S. federal tax loss carryforwards expire in 2026. The non-U.S. tax loss carryforwards do not expire.
During fiscal 2007, the Company recorded a decrease of $4,092 in the valuation allowance against its net deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the remaining valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. $2,999 of the valuation allowance reversal was recognized in the Company’s fiscal 2007 income tax provision. $958 of the valuation allowance reversal related to the Company’s minimum pension liabilities and, therefore, was recognized through other comprehensive income. The $135 balance of the valuation allowance reversed in fiscal year 2007 was recognized by the Company’s discontinued operations.
Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. deferred federal income tax liabilities have been established were approximately $2,200 at September 30, 2007. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $53. During fiscal 2005, the Company received distributions from the earnings of its non-U.S. subsidiaries accumulated subsequent to September 30, 2000. The Company elected to treat the $13,440 distribution from the earnings of its non-U.S. subsidiaries in 2005 under the provisions of the American Jobs Creation Act of 2004, whereby the qualifying portion of the distribution was eligible for favorable tax treatment.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for U.S. defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Prior to August 1, 2006, non-U.S. defined benefit pension plans were funded in accordance with the requirements of regulatory bodies governing the plans.
One of the Company’s U.S. defined benefit pension plans, which plan covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, was frozen in 2003. Consequently, although the plan otherwise continues, the plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003.
In 2006, the Company’s Irish subsidiary advised the trustees of its two non-U.S. defined benefit pension plans that the Company would cease making contributions to such plans effective August 1, 2006. The trustees subsequently advised the Company that (i) the trustees would wind-up both defined benefit pension plans during fiscal 2007 and (ii) as of September 30, 2007, the trustees have made significant progress toward the completion of the wind-up process for both such plans with no further obligation on the part of the Company or its Irish subsidiary. For financial reporting purposes, the Company’s actions with respect to these two non-U.S. plans resulted in (i) the curtailment of both plans in 2006, (ii) no net curtailment gain or loss being recognized in the accompanying consolidated statement of operations for fiscal 2006, and (iii) a significant portion of the required settlement distributions being made to plan participants in 2007.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The Company uses a July 1 measurement date for its U.S. defined benefit pension plans. For 2007 and 2006, the Company’s defined benefit plans had accumulated benefit obligations of $18,789 and $27,031. Net pension expense for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2007	2006	2005

Service cost	$280	$945	$687
Interest cost	990	1,463	1,434
Expected return on plan assets	(1,195)	(1,616)	(1,681)
Amortization of transition asset	—	—	(11)
Amortization of prior service cost	132	132	132
Amortization of net (gain) loss	105	(51)	111

Net pension expense for defined benefit plans	$312	$873	$672

The status of all U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

	2007	2006

Benefit obligations:
Benefit obligations at beginning of year	$27,031	$29,808
Service cost	280	945
Interest cost	990	1,463
Participant contributions	—	339
Actuarial (gain) loss	(1,478)	(4,967)
Benefits paid	(621)	(745)
Settlements / curtailments	—	(415)
Plan terminations	(8,177)	—
Currency translation adjustments	764	603

Benefit obligations at end of year	$18,789	$27,031

	2007	2006

Plan assets:
Plan assets at beginning of year	$24,905	$22,293
Actual return on plan assets	2,046	1,890
Employer contributions	982	1,031
Participant contributions	—	339
Benefits paid	(621)	(745)
Settlements / curtailments	—	(415)
Plan terminations	(8,177)	—
Currency translation adjustments	764	512

Plan assets at end of year	$19,899	$24,905

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Plans in which		Plans in which
	Assets Exceed Benefit		Benefit Obligations
	Obligations at		Exceed Assets at
	September 30,		September 30,
	2007	2006	2007	2006

Reconciliation of Funded Status:
Plan assets in excess of (less than) projected benefit obligations	$2,330	$1,383	$(1,220)	$(3,509)
Amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	(1,571)	—	1,484	—
Prior service cost	433	—	145	—
Unrecognized net (gain) loss	—	(595)	—	2,941
Unrecognized prior service cost	—	526	—	185
Contribution between measurement date and fiscal year-end	—	—	205	228

Net amount recognized in the consolidated balance sheets	$1,192	$1,314	$614	$(155)

Amounts recognized in the Consolidated Balance Sheets are:
Other assets	$2,330	$1,314	$—	$994
Accrued liabilities	—	—	—	(572)
Other long-term liabilities	—	—	(1,016)	(3,396)
Accumulated other comprehensive loss — pretax	(1,138)	—	1,630	2,819

Net amount recognized in the Consolidated Balance Sheets	$1,192	$1,314	$614	$(155)

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit costs during 2008 are as follows:

	Plans in which	Plans in which
	Assets Exceed	Benefit Obligations
	Benefit Obligations	Exceed Assets

Net loss (gain)	$(107)	$34
Prior service cost	93	40

Total	$(14)	$74

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2007	2006	2005

Discount rate	6.3%	5.4%	5.3%
Expected return on assets	8.2%	7.2%	8.0%
Rate of compensation increase	—	1.0%	3.5%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table sets forth the asset allocation of the Company’s defined benefit pension plan assets at September 30, 2007 and 2006:

	September 30, 2007		September 30, 2006
	Asset	% Asset	Asset	% Asset
	Amount	Allocation	Amount	Allocation
Equity securities	$10,659	54%	$17,186	69%
Debt securities	5,928	30%	7,090	29%
Other securities	3,312	16%	629	2%

Total	$19,899	100%	$24,905	100%

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
The Company expects to make contributions of $1,359 to its defined benefit pension plans during fiscal 2008. The following benefit payments, which reflect expected future service of participants, are expected to be paid:

Years Ending	Projected
September 30,	Benefit Payments

2008	$859
2009	657
2010	728
2011	865
2012	983
2013-2017	6,725
The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2007, 2006 and 2005 were $43, $48 and $41, respectively.
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes a quarterly matching contribution to this Plan equal to an amount that represents up to 5% of eligible participant compensation. The Company’s regular matching contribution expense for this defined contribution plan in 2007, 2006 and 2005 was $229, $221 and $214, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2007, 2006 and 2005 was $158, $0 and $0, respectively.
The Company’s United Kingdom subsidiary sponsors for certain of its employees a defined contribution plan. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2007, 2006 and 2005 was $24, $31 and $40, respectively.
The Company’s Swedish subsidiary sponsors, for its employees three defined contribution plans. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in 2007 and 2006 was $21 and $24, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
8. Stock-Based Compensation
The Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the initial aggregate number of stock options that were available to be granted was 200,000 and, at September 30, 2007, no further options may be awarded under such Plan. The aggregate number of stock options that were available to be granted under the 1998 Plan in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2007, no further options may be awarded under the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Option activity is as follows:

	Years Ended September 30,
	2007	2006	2005

Options at beginning of year	261,000	278,000	405,500
Weighted average exercise price	$6.55	$6.40	$6.24
Options granted during the year	—	—	55,000
Weighted average exercise price	$—	$—	$3.74
Options exercised during the year	(113,000)	—	(71,250)
Weighted average exercise price.	$8.91	$—	$4.24
Options canceled during the year	(37,500)	(17,000)	(111,250)
Weighted average exercise price	$5.59	$4.14	$5.89
Options at end of year	110,500	261,000	278,000
Weighted average exercise price	$4.46	$6.55	$6.40
Options exercisable at end of year	92,500	205,750	171,625
Weighted average exercise price	$4.61	$7.32	$7.99
As of September 30, 2007 and 2006, there was $18 and $51, respectively, of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 1.3 years as of September 30, 2007.
The following table provides additional information regarding options outstanding as of September 30, 2007:

Option	Options	Options	Options Vested or
Exercise Price	Outstanding	Exercisable	Expected to Vest

$3.50	23,500	18,500	23,500
$3.74	37,500	24,500	37,500
$4.69	15,000	15,000	15,000
$5.50	27,000	27,000	27,000
$6.81	5,000	5,000	5,000
$6.94	2,500	2,500	2,500

Total	110,500	92,500	110,500

Weighted average remaining term	5.6 years	5.3 years	5.6 years
Aggregate intrinsic value	$1,203	$1,002	$1,203

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No 123R (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this statement using the modified prospective method and, accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized in fiscal years 2007 and 2006 was $32 and $78, respectively. No tax benefit was recognized for this compensation expense. Prior to the adoption of SFAS No. 123R (revised 2004) the Company employed the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Pro forma information required by this standard regarding net loss and net loss per share can be found in Note 1 — Summary of Significant Accounting Policies. This information is required to be determined as if the Company had accounted for its stock options granted subsequent to September 30, 1996 under the fair value method of that standard.
The fair values of options granted in fiscal year ending September 30, 2005 were estimated at the dates of grants using a Black-Scholes options pricing model with the following weighted average assumptions:

Year Ended
September 30,
2005
Risk-free interest rate	4.14%
Dividend yield	0.00%
Volatility factor	46.80%
Expected life of stock options	7.0 years
Based upon the preceding assumptions, the weighted average fair values of stock options granted during fiscal year 2005 was $2.02 per share.
Under the Company’s restricted stock program, Common Shares of the Company may be granted at no cost to certain officers and key employees. These shares vest over either a four or five-year period, with either 25% or 20% vesting each year, respectively. Under the terms of the program, participants will not be entitled to dividends nor voting rights until the shares have vested. Upon issuance of Common Shares under the program, unearned compensation equivalent to the market value of the Common Shares at the date of award is charged to shareholders’ equity and subsequently amortized to expense over the vesting periods. Compensation expense related to the amortization of unearned compensation was $61and $69 in fiscal years 2006 and 2005, respectively. At September 30, 2006 and 2007, there was no unrecognized compensation expense related to restricted stock awards.
9. Asset Divestiture
In June, 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business to PAS Technologies Inc. The industrial turbine engine component repair business operated in SIFCO Turbine’s Cork, Ireland facility. Net cash proceeds from the sale of the business and certain related assets, after approximately $300 of third party transaction charges, were approximately $4,400. The assets that were sold had a net book value of approximately $4,700 (accounts receivable, $2,100; inventory, $400; and machinery and equipment, $2,200). The Company’s Repair Group recognized a loss of approximately $800 on disposal of these assets in 2007, which loss is included in income (loss) from discontinued operations, net of tax. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS Turbines Ireland) and substantially all existing liabilities of the business. The long-term lease agreement that the Company entered into with PAS included below market lease rates during the initial five-year term of the lease and, accordingly, the Company recorded a loss of approximately $500 associated with such below market lease. Such loss is included in the aforementioned $800 loss on disposal of assets. The Company agreed to guarantee the performance by SIFCO Turbine of all of its obligations under the applicable business purchase agreement. At September 30, 2007, assets held for sale in the Consolidated Balance Sheets consist of SIFCO Turbine’s Cork Ireland facility. The Company expects to dispose of this asset within the next 12 months.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
In May, 2006, the Company and SIFCO Turbine completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics. Historically, the large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of this transaction. Net proceeds from the sale of the business and certain related assets, after approximately $800 of third party transaction charges, were $8,950 and the assets that were sold had a net book value of approximately $4,500. The Company’s Repair Group recognized a gain of approximately $4,400 on disposal of these assets in 2006, which gain is included in income (loss) from discontinued operations, net of tax. SIFCO Turbine retained substantially all existing liabilities of the business and the Company agreed to guarantee the performance by SIFCO Turbine of all of its obligations under an applicable asset purchase agreement.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results of both the large aerospace and industrial turbine engine component repair businesses, which together make up essentially all of SIFCO Turbine’s operations, are reported as discontinued operations for all periods presented in the Consolidated Statements of Operations. The financial results included in discontinued operations were as follows:

	2007	2006	2005

Net sales	$5,996	$18,382	$28,105
Income (loss) before income tax provision	(2,149)	1,530	3,280
Income (loss) from discontinued operations, net of tax	(2,044)	1,009	2,769
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
The Company leases various facilities and equipment under capital and operating leases expiring at various dates. At September 30, 2007, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases

2008	$140	$457
2009	129	413
2010	124	358
2011	117	193
2012	28	120
Thereafter	—	—

Total minimum lease payments	538	$1,541

Amount representing interest	75

Present value of net minimum lease payments	463
Less — current maturities	86

Long-term capital lease obligation	$377

The Company recorded capital leases of equipment totaling $553 in 2007. Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2007	2006

Machinery and equipment	$553	$—
Accumulated depreciation	(110)	—

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
One customer of two of the Company’s segments in fiscal 2007 and of all three of the Company’s segments in fiscal 2006 and 2005 accounted for 13%, 12% and 19% of the Company’s consolidated net sales from continuing operations in 2007, 2006 and 2005, respectively. Another customer of all three of the Company’s segments accounted for 13%, 15% and 23% of the Company’s consolidated net sales from continuing operations in 2007, 2006 and 2005, respectively. The combined net sales to these two customers, two other customers and to the direct subcontractors to these four customers accounted for 50% of the Company’s consolidated net sales from continuing operations in 2007.
Geographic net sales from continuing operations are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 77%, 77% and 80% of consolidated net sales from continuing operations in fiscal 2007, 2006 and 2005, respectively. No other single country represents greater than 10% of consolidated net sales from continuing operations in 2007, 2006 and 2005. Net sales from continuing operations to unaffiliated customers located in various European countries accounted for 8%, 12%, and 9% of consolidated net sales in 2007, 2006 and 2005, respectively.
Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Years Ended September 30,
	2007	2006	2005
Net sales:
Aerospace Component Manufacturing Group	$59,993	$43,941	$30,988
Turbine Component Services and Repair Group	12,942	12,340	10,076
Applied Surface Concepts Group	14,320	12,325	11,799

Consolidated net sales	$87,255	$68,606	$52,863

Operating income (loss):
Aerospace Component Manufacturing Group	$10,338	$1,673	$157
Turbine Component Services and Repair Group	704	246	(1,784)
Applied Surface Concepts Group	1,030	(559)	765
Corporate unallocated expenses	(1,688)	(1,611)	(1,648)

Consolidated operating income (loss)	10,384	(251)	(2,510)
Interest expense, net	163	25	172
Foreign currency exchange loss (gain), net	(20)	6	(12)
Other income, net	(14)	(247)	(246)

Consolidated income (loss) from continuing operations before income tax provision (benefit)	$10,255	$(35)	$(2,424)

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$614	$643	$639
Turbine Component Services and Repair Group	495	475	512
Applied Surface Concepts Group	338	289	219

Consolidated depreciation and amortization expense	$1,447	$1,407	$1,370

Capital expenditures:
Aerospace Component Manufacturing Group	$461	$161	$761
Turbine Component Services and Repair Group	90	278	225
Applied Surface Concepts Group	323	702	448

Consolidated capital expenditures	$874	$1,141	$1,434

Identifiable assets:
Aerospace Component Manufacturing Group	$34,895	$22,802	$20,149
Turbine Component Services and Repair Group	10,910	14,605	23,340
Applied Surface Concepts Group	7,083	6,543	5,054
Corporate	8,001	4,825	980

Consolidated total assets	$60,889	$48,775	$49,523

Non-U.S. operations:
Net sales from continuing operations	$4,515	$3,569	$2,649
Operating income (loss) from continuing operations	365	(182)	6
Identifiable assets (excluding cash)	6,413	9,899	17,756

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Summarized Quarterly Results of Operations (Unaudited)
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

	2007 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30

Net sales	$19,136	$21,520	$24,022	$22,577
Cost of goods sold	14,955	15,728	18,435	16,717

Income from continuing operations before income tax provision	1,603	3,077	2,513	3,062

Income tax provision (benefit):
Previously reported	31	81	(1,162)	N/A
Restated	31	81	618	753
Income from continuing operations:
Previously reported	1,572	2,996	3,675	N/A
Restated	1,572	2,996	1,895	2,309

Income (loss) from discontinued operations, net of tax	605	(970)	(1,532)	(147)

Net income:
Previously reported	2,177	2,026	2,143	N/A
Restated	2,177	2,026	363	2,162

Income per share from continuing operations:
Basic:
Previously reported	0.30	0.57	0.70	N/A
Restated	0.30	0.57	0.36	0.44
Diluted:
Previously reported	0.30	0.57	0.69	N/A
Restated	0.30	0.57	0.36	0.43

Income (loss) per share from discontinued operations:
Basic	0.12	(0.19)	(0.29)	(0.03)
Diluted	0.12	(0.19)	(0.29)	(0.03)

Net income per share:
Basic:
Previously reported	0.42	0.39	0.41	N/A
Restated	0.42	0.39	0.07	0.41
Diluted:
Previously reported	0.42	0.38	0.40	N/A
Restated	0.42	0.38	0.07	0.40

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2006 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30

Net sales	$13,504	$18,553	$18,780	$17,769
Cost of goods sold	11,529	14,858	15,270	16,005

Income (loss) from continuing operations before income tax provision (benefit)	(606)	1,123	584	(1,136)
Income tax provision (benefit)	13	7	—	(6)
Income (loss) from continuing operations	(619)	1,116	584	(1,130)
Income (loss) from discontinued operations, net of tax	(847)	(1,749)	2,747	858
Net income (loss)	(1,466)	(633)	3,331	(272)

Income (loss) per share from continuing operations:
Basic	(0.12)	0.21	0.11	(0.22)
Diluted	(0.12)	0.21	0.11	(0.22)

Income (loss) per share from discontinued operations:
Basic	(0.16)	(0.33)	0.53	0.16
Diluted	(0.16)	(0.33)	0.53	0.16

Net income (loss) per share:
Basic	(0.28)	(0.12)	0.64	(0.05)
Diluted	(0.28)	(0.12)	0.64	(0.05)
13. Acquisition
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

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2007, 2006 and 2005
(Amounts in thousands)

		Additions	Additions
	Balance at	(Reductions)	(Reductions)			Balance
	Beginning	Charged to	Charged to Other			at End of
	of Period	Expense	Accounts	Deductions		Period

Year Ended September 30, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$668	$147	$2	$(214	)(a)	$603
Return and allowance reserve	63	(34)	—	—	(b)	29
Inventory obsolescence reserve	1,149	473	1	(104	)(c)	1,519
Inventory LIFO reserve	6,860	331	—	—		7,191
Asset impairment reserve	493	—	—	(175	) (d)	318
Valuation allowance for deferred taxes	4,608	(4,092)	—	—		516

Accrual for estimated liability
Workers’ compensation reserve	1,247	167	—	(223	) (e)	1,190

Year Ended September 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$682	$121	$—	$(135	) (a)	$668
Return and allowance reserve	143	(30)	—	(50	) (b)	63
Inventory obsolescence reserve	1,353	167	1	(372	) (c)	1,149
Inventory LIFO reserve	4,122	2,737	—	—		6,860
Asset impairment reserve	1,371	289	—	(1,167	) (d)	493
Valuation allowance for deferred taxes	5,067	(459)	—	—		4,608

Accrual for estimated liability
Workers’ compensation reserve	1,203	275	—	(372	)(e)	1,247

Year Ended September 30, 2005
Deducted from asset accounts
Allowance for doubtful accounts	$630	$115	2	$(65	) (a)	$682
Return and allowance reserve	136	23	—	(16	) (b)	143
Inventory obsolescence reserve	1,097	485	—	(229	) (c)	1,353
Inventory LIFO reserve	3,518	604	—	—		4,122
Asset impairment reserve	1,350	21	—	—		1,371
Valuation allowance for deferred taxes	4,129	938	—	—		5,067

Accrual for estimated liability
Workers’ compensation reserve	1,117	379	—	(293	) (e)	1,203

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Actual returns received

(c)	Inventory sold or otherwise disposed

(d)	Equipment sold or otherwise disposed

(e)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience

Jeffrey P. Gotschall	59	Chairman of the Board since 2001; Director of the Company since 1986; Chief Executive Officer since 1990; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Frank A. Cappello	49	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.
The Company incorporates herein by reference the information required by this item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Six (6) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 14, 2007.
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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 14, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2007.

Number of
Securities
	Number of		Remaining
	Securities	Weighted-	Available
	to be	Average	for Future
	issued upon	Exercise	Issuance
	Exercise of	Price of	Under Equity
	Outstanding	Outstanding	Compensation
Plan Category	Options	Options	Plans

Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	73,000	$4.83	—
1995 Stock Option Plan (2)	37,500	3.74	—

Total	110,500	$4.46	—

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that were available to be granted in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be awarded under this plan. During 2007, 58,000 options granted under the 1998 Long-term Incentive Plan were exercised.

(2)	Under the 1995 Stock Option Plan the initial aggregate number of stock options that that were available to be granted is 200,000. No further options may be awarded under this plan. During 2007, 55,000 options granted under the 1995 Stock Option Plan were exercised.
For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.
The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Outstanding Shares and Voting Rights” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 14, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” and “Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 14, 2007.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 14, 2007.

PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2007, 2006 and 2005
Consolidated Balance Sheets — September 30, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements — September 30, 2007, 2006 and 2005
     (a) (2) Financial Statement Schedules:
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

Exhibit
No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Debt Purchase Agreement Between The Governor and Company of the Bank of Ireland and SIFCO Turbine Components Limited, filed as Exhibit 4.17 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

Exhibit
No.	Description

4.15	Mortgage and Charge dated September 26, 2005 between SIFCO Turbine Components Limited and the Governor and Company of the Bank of Ireland, filed as Exhibit 4.18 to the Company’s Form 8-K dated September 29, 2005, and incorporated herein by reference

4.16	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.17	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.18	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006, and incorporated herein by reference

4.19	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to Company’s Form 10-K dated September 30, 2006, and incorporated herein by reference.

4.20	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.21	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.1	Deferred Compensation Program for Directors and Executive Officers (as amended and restated April 26, 1984), filed as Exhibit 10(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.7	Form of Restricted Stock Agreement, filed as Exhibit 10.11 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description

10.8	Form of Tender, Condition of Tender, Condition of Sale and General Conditions of Sale dated June 30, 2004, filed as Exhibit 10.12 of the Company’s Form 8-K dated October 14, 2004, and incorporated herein by reference

10.9	Separation Agreement and Release between Hudson D. Smith and SIFCO Industries, Inc. effective January 31, 2005, filed as Exhibit 10.13 of the Company’s Form 8-K dated February 8, 2005, and incorporated herein by reference

10.10	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.11	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006, and incorporated herein by reference

10.12	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.13	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.14	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.15	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

14.1	Code of ethics, filed as Exhibit 14.1 of the Company’s form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Grant Thornton LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.
By:	/s/ Frank A.Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer) Date: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 14, 2007 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Alayne L. Reitman

Jeffrey P. Gotschall Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	Alayne L. Reitman Director

/s/ Hudson D. Smith	/s/ J. Douglas Whelan

Hudson D. Smith Director	J. Douglas Whelan Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello

Frank N. Nichols Director	Frank A. Cappello Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

/s/ P. Charles Miller	/s/ Remigijus H. Belzinskas

P. Charles Miller Director	Remigijus H. Belzinskas Corporate Controller (Principal Accounting Officer)