Form 10-Q
period 2007-12-31
SIFCO INDUSTRIES INC
filed 2008-02-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at December 31, 2007 was 5,288,322.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2007	2006
Net sales	$23,061	$19,136
Operating expenses:
Cost of goods sold	17,824	14,955
Selling, general and administrative expenses	3,425	2,600

Total operating expenses	21,249	17,555

Operating income	1,812	1,581

Interest income	(2)	(1)
Interest expense	66	14
Foreign currency exchange loss (gain), net	5	(7)
Other income, net	(2)	(28)

Income from continuing operations before income tax provision	1,745	1,603

Income tax provision	630	31

Income from continuing operations	1,115	1,572

Income (loss) from discontinued operations, net of tax	(43)	605

Net income	$1,072	$2,177

Income per share from continuing operations
Basic	$0.21	$0.30
Diluted	$0.21	$0.30

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.12

Net income per share
Basic	$0.20	$0.42
Diluted	$0.20	$0.42

Weighted-average number of common shares (basic)	5,285	5,226
Weighted-average number of common shares (diluted)	5,336	5,238
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,379	$5,510
Receivables, net	17,364	19,473
Inventories	15,178	16,897
Refundable income taxes	5	—
Deferred income taxes	2,111	2,423
Prepaid expenses and other current assets	382	370
Assets held for sale	3,275	3,189

Total current assets	43,694	47,862

Property, plant and equipment, net	10,729	10,570

Other assets	3,343	2,457

Total assets	$57,766	$60,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$89	$87
Accounts payable	7,326	9,735
Accrued liabilities	4,994	5,690

Total current liabilities	12,409	15,512

Long-term debt, net of current maturities	2,394	2,986

Deferred income taxes	3,442	3,655

Other long-term liabilities	1,450	1,958

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,288 and 5,281 shares at December 31, 2007 and September 30, 2007	5,288	5,281
Additional paid-in capital	6,357	6,352
Retained earnings	30,900	29,828
Accumulated other comprehensive loss	(4,474)	(4,683)

Total shareholders’ equity	38,071	36,778

Total liabilities and shareholders’ equity	$57,766	$60,889

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,072	$2,177
Loss (income) from discontinued operations, net of tax	43	(605)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	359	349
Deferred income taxes	98	—
Other	12	13
Changes in operating assets and liabilities:
Receivables	1,809	213
Inventories	1,718	(1,632)
Accounts payable	(1,677)	474
Accrued liabilities	(750)	(609)
Other long-term liabilities	(1,367)	6
Other	(37)	(9)

Net cash provided by operating activities of continuing operations	1,280	377
Net cash used for operating activities of discontinued operations	(426)	(1,136)

Cash flows from investing activities:
Capital expenditures	(517)	(548)
Other	—	63

Net cash used for investing activities of continuing operations	(517)	(485)

Cash flows from financing activities:
Proceeds from revolving credit agreement	8,736	5,848
Repayments of revolving credit agreement	(9,304)	(5,741)
Other	(22)	(23)

Net cash provided by (used for) financing activities of continuing operations	(590)	84

Decrease in cash and cash equivalents	(253)	(1,160)
Cash and cash equivalents at the beginning of the period	5,510	4,744
Effect of exchange rate changes on cash and cash equivalents	122	229

Cash and cash equivalents at the end of the period	$5,379	$3,813

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(58)	$(20)
Cash (paid for) recovered from income taxes, net	(192)	176
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. Principles of Consolidation
The accompanying unaudited consolidated condensed financial statements included herein include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented, have been included.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2007 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.
B. Stock-Based Compensation
The Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options awarded under both plans generally vest at a rate of 25% per year.
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2007	110,500	$4.46
Options exercised	(8,500)	$3.64

December 31, 2007	102,000	$4.53	5.2	$1,252

Vested or expected to vest at December 31, 2007	102,000	$4.53	5.2	$1,252
Exercisable at December 31, 2007	89,000	$4.64	4.9	$1,092
As of December 31, 2007, there was $13 of total unrecognized compensation cost related to the unvested stock options granted under the Plans, and the Company expects to recognize that cost over a weighted average period of 1.0 year.
In the first quarter of fiscal 2008, the Company adopted the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (“2007 Plan”) subject to the approval of the Company’s shareholders at its 2008 Annual Meeting, which shareholder approval was obtained on January 29, 2008. The aggregate number of shares that may be awarded under the 2007 Plan is 250,000, subject to an adjustment for the forfeiture of any issued shares. In addition, shares that may be awarded are subject to individual award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

2. Inventories
Inventories consist of:

	December 31,	September 30,
	2007	2007
Raw materials and supplies	$5,852	$7,579
Work-in-process	6,695	6,433
Finished goods	2,631	2,885

Total inventories	$15,178	$16,897

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 79% and 80% of the Company’s inventories at December 31, 2007 and September 30, 2007, respectively. Cost is determined using the specific identification method for approximately 8% and 7% of the Company’s inventories at December 31, 2007 and September 30, 2007, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,147 and $7,191 higher than reported at December 31, 2007 and September 30, 2007, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended
	December 31,
	2007	2006
Net income	$1,072	$2,177
Foreign currency translation adjustment	209	1,048

Total comprehensive income	$1,281	$3,225

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2007	2007
Foreign currency translation adjustment	$(4,149)	$(4,358)
SFAS No. 158 net pension liability adjustment, net of tax	(325)	(325)

Total accumulated other comprehensive loss	$(4,474)	$(4,683)

4. Long-Term Debt
In February 2008, the Company entered into an agreement with its bank to (i) increase the maximum availability under its revolving credit agreement from $6,000 to $8,000, (ii) reduce the interest rate from the bank’s base rate plus 0.50% to the bank’s base rate flat, (iii) reduce the commitment fee on the unused balance from 0.38% to 0.35%, (iv) revise its financial covenants and (v) extend the maturity date of its revolving credit agreement from October 1, 2008 to July 1, 2009. The Company was in compliance with all applicable covenants as of December 31, 2007.
5. Government Grants
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
Certain grants that were subject to repayment expired in the first quarter of fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of $2,143 in income from discontinued operations, net of tax, during the three months ended December 31, 2006 in the accompanying consolidated condensed statement of operations.

The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2007 and September 30, 2007 was $462 and $451, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This rate so determined is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate in the first quarter of fiscal 2008 is 36% and differs from the U.S. federal rate due primarily to the impact of state and local income taxes, a domestic manufacturing deduction, and undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended
	December 31,
	2007	2006
Current income tax provision:
U.S. federal	$454	$31
U.S. state and local	21	—
Non-U.S	56	—

Total current tax provision	531	31

Deferred income tax provision (benefit):
U.S. federal	90	—
U.S. state and local	50	—
Non-U.S	(41)	—

Total deferred tax provision	99	—

Income tax provision	$630	$31

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” – an interpretation of FASB Statement 109, “Accounting for Income Taxes”. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows and results of operations. The Company has no material unrecognized tax benefits at December 31, 2007 and October 1, 2007.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before September 30, 2001.
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of December 31, 2007.

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2007	2006
Service cost	$61	$70
Interest cost	237	252
Expected return on plan assets	(358)	(302)
Amortization of prior service cost	33	33
Amortization of net loss	(18)	29

Net periodic benefit cost (income)	$(45)	$82

Through December 31, 2007, the Company has made $1,359 of contributions to its defined benefit pension plans. The Company anticipates making no additional contributions to fund its defined benefit pension plans during the balance of fiscal 2008.
8. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing and some machining of forged components in various steal alloys utilizing a variety of processes for application principally in the aerospace industry. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed. The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended
	December 31,
	2007	2006
Net sales:
Aerospace Component Manufacturing Group	$15,817	$12,992
Turbine Component Services and Repair Group	3,802	2,729
Applied Surface Concepts Group	3,442	3,415

Consolidated net sales from continuing operations	$23,061	$19,136

Operating income (loss):
Aerospace Component Manufacturing Group	$2,287	$1,649
Turbine Component Services and Repair Group	(103)	(163)
Applied Surface Concepts Group	99	383
Corporate unallocated expenses	(471)	(288)

Consolidated operating income from continuing operations	1,812	1,581

Interest expense, net	64	13
Foreign currency exchange loss (gain), net	5	(7)
Other income, net	(2)	(28)

Consolidated income from continuing operations before income tax provision	$1,745	$1,603

9. Asset Divestiture and Discontinued Operations
In June 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business to PAS Turbines Ireland (“PAS”). The industrial turbine engine component repair business operated in SIFCO Turbine’s Cork, Ireland facility. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS). In May 2006, the Company and SIFCO Turbine completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics. The large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of this transaction.
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

	Three Months Ended
	December 31,
	2007	2006
Net sales	$—	$2,317
Income (loss) before income tax provision	(43)	605
Income (loss) from discontinued operations, net of tax	(43)	605
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost due to increased direct involvement by the turbine engine manufacturers in turbine component service and repair markets; (3) successful procurement of certain repair materials and new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introductions of new products, including the continued development of turbine repair processes; (6) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (7) success with the further development of strategic alliances with certain turbine engine manufacturers for turbine component repair services; (8) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (9) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (10) continued reliance on several major customers for revenues; (11) the Company’s ability to continue to have access to its revolving credit facility and to comply with the terms of its credit agreements, including financial covenants; (12) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (13) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
SIFCO Industries, Inc. and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining and selective electrochemical metal finishing. The products include forged components, machined forged other metal components, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.

A. Results of Operations
Three Months Ended December 31, 2007 Compared with Three Months Ended December 31, 2006
Net sales from continuing operations in the first quarter of fiscal 2008 increased 20.5% to $23.1 million, compared with $19.1 million in the comparable period in fiscal 2007. Income from continuing operations before income taxes in the first quarter of fiscal 2008 was $1.7 million, compared with $1.6 million in the comparable period in fiscal 2007. Included in the $1.7 million of income from continuing operations before income taxes in the first quarter of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Income (loss) from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in the third quarter of fiscal 2007 and the large aerospace turbine repair business that was sold in the third quarter of fiscal 2006, was a $0.1 million loss in the first quarter of fiscal 2008, compared with income of $0.6 million in the comparable period in fiscal 2007. Included in the $0.6 million of income from discontinued operations in the first quarter of fiscal 2007 was grant income of $2.1 million as explained more fully in note 5 to the unaudited consolidated condensed financial statements. Net income in the first quarter of fiscal 2008 was $1.1 million, compared with $2.2 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first quarter of fiscal 2008 increased 21.7% to $15.8 million, compared with $13.0 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $1.3 million to $8.0 million in the first quarter of fiscal 2008, compared with $6.7 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets as well as military transport and surveillance aircraft, increased $0.5 million to $4.3 million in the first quarter of fiscal 2008, compared with $3.8 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft increased $0.3 million to $1.9 million in the first quarter of fiscal 2008, compared with $1.6 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $0.4 million to $0.7 million in the first quarter of fiscal 2008, compared with $0.3 million in the comparable period in fiscal 2007. Commercial product and non-product sales were $0.9 million and $0.6 million in the first quarters of fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $7.1 million in the first quarter of fiscal 2008, compared with $5.6 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $0.6 million to $1.5 million, or 9.5% of net sales, in the first quarter of fiscal 2008, compared with $0.9 million, or 6.7% of net sales, in the comparable period in fiscal 2007. The $0.6 million increase in selling, general and administrative expenses in the first quarter of fiscal 2008 was principally due to a $0.6 million payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute that originated in fiscal 2007, of which $0.1 million was expensed in fiscal 2007, and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first quarters of fiscal 2008 and 2007 were $1.0 million, or 6.3% of net sales, and $0.9 million, or 6.7% of net sales, respectively. In addition, variable selling expenses increased by $0.1 million in the first quarter of fiscal 2008, compared to the same period in fiscal 2007, principally due to the increase in net sales.
The ACM Group’s operating income in the first quarter of fiscal 2008 was $2.3 million, compared with $1.6 million in the comparable period in fiscal 2007. Operating results improved principally due to the positive impact on margins resulting from significantly higher production and sales volumes in the first quarter of fiscal 2008, which allowed the ACM Group to further leverage its fixed operating cost structure over more units of production and sales. In addition, there was a $0.1 million reduction in the LIFO provision in the first quarter of fiscal 2008 compared to the same period in fiscal 2007. These margin improvements were partially offset by the negative impact of the aforementioned $0.5 million settlement expense recognized in the first quarter of fiscal 2008.
The ACM Group’s backlog as of December 31, 2007 was $81.8 million, compared with $82.8 million as of September 30, 2007. At December 31, 2007, $64.8 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that certain raw material (e.g. aerospace grade steel and titanium alloys) delivery lead times have shortened, and such lead time improvement may result in a fundamental shift in the ordering pattern of the ACM Group’s customers. A potential consequence of such an ordering pattern shift may be that customers will not place orders as far in advance as they previously did resulting in a potential reduction in the ACM Group’s backlog. Accordingly, due to this and other factors, the backlog may not be completely indicative of actual sales demand expected for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first quarter of fiscal 2008 from continuing operations, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 39.3% to $3.8 million, compared with $2.7 million in the comparable fiscal 2007 period.
During the first quarter of fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.4 million, or 10.7% of net sales, compared with $0.4 million, or 14.5% of net sales, in the comparable fiscal 2007 period.
The Repair Group’s operating loss from continuing operations in the first quarter of fiscal 2008 was $0.1 million, compared with $0.2 million in the comparable fiscal 2007 period. The slight improvement in operating results is principally attributable to the positive impact on operating cost of increased production and sales volumes partially offset by startup costs related to the production launch of a new component repair program.
The Repair Group’s backlog from continuing operations as of December 31, 2007 was $3.7 million, compared with $4.2 million as of September 30, 2007. At December 31, 2007, $1.8 million of the total backlog was scheduled for delivery over the next twelve months.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group were $3.4 million in both of the first quarters of fiscal 2008 and 2007. In the first quarter of fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased 8.9% to $1.6 million, compared with $1.4 million in the same period in fiscal 2007. Product net sales were favorably impacted in the first quarter of fiscal 2008, compared to the same period in fiscal 2007, by price increases in response to higher precious metals raw material costs, a portion of which was passed through to customers. In the first quarter of fiscal 2008, customized selective electrochemical metal finishing contract service net sales decreased 4.7% to $1.8 million, compared with $1.9 million in the same period in fiscal 2007. The decrease in contract service net sales in the first quarter of fiscal 2008, compared to the same period in fiscal 2007, is primarily attributable to a decrease in net sales to the exploration and production sectors of the oil and gas industry. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in the first quarter of fiscal 2008 of approximately $0.1 million.
The ASC Group’s selling, general and administrative expenses were $1.0 million, or 30.1% of net sales, in the first quarter of fiscal 2008, compared with $1.0 million, or 30.7% of net sales in the comparable fiscal 2007 period.
The ASC Group’s operating income in the first quarter of fiscal 2008 was $0.1 million, compared with $0.4 million in the same period in fiscal 2007. This $0.3 million decrease in operating income is principally due to (i) a change in product sales mix resulting in a larger portion of the first quarter of fiscal 2008 sales being lower margin products and services, (ii) higher precious metals raw material prices and usage, only a portion of which was passed through to customers, and (iii) the cost of relocating the ASC Group’s operation in the United Kingdom to a single, larger facility.
The Applied Surface Concepts Group backlog at December 31, 2007 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.5 million in the first quarter of fiscal 2008, compared with $0.3 million in the same period in fiscal 2007. The $0.2 million increase in the first quarter of fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning and (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008.

Other/General
Interest expense from continuing operations was $0.1 million in the first quarter of fiscal 2008 compared with a nominal amount in the same period in fiscal 2007. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first quarter of fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revolving credit agreement	7.9%	8.8%	$2.6 million	$0.4 million
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $5.4 million at December 31, 2007 from $5.5 million at September 30, 2007. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $0.9 million of cash (of which $1.3 million was provided by continuing operations) in the first quarter of fiscal 2008 compared with $0.8 million of cash used by operating activities (of which $0.4 million was provided by continuing operations) in the first quarter of fiscal 2007. The $1.3 million of cash provided by operating activities of continuing operations in first quarter of fiscal 2008 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $1.5 million; (ii) a $1.8 million decrease in accounts receivable and a $1.7 million decrease in inventory; offset by (iii) a $2.4 million decrease in accounts payable and accrued liabilities and a $1.4 million decrease in other long-term liabilities. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s response to the increased demand in its business as measured by its sales levels, (ii) collections from customers, and (iii) the relative timing of payments to suppliers.
Capital expenditures, all of which were from continuing operations, were $0.5 million in the first quarter of fiscal 2008 compared to $0.5 million (of which $0.3 million was from continuing operations) in the comparable fiscal 2007 period. Fiscal 2008 capital expenditures consist of $0.2 million by the ACM Group, $0.1 million by the ASC Group and $0.2 million by the Repair Group. The Company anticipates that total fiscal 2008 capital expenditures to be within the range of $2.5 to $3.5 million, of which $0.5 million has been committed as of December 31, 2007.
At December 31, 2007, the Company has a $6.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2008 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 7.75% at December 31, 2007. A 0.38% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2007, $2.0 million was outstanding and the Company had $3.9 million available under its $6.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at December 31, 2007.
In February 2008, the Company entered into an agreement with its bank to (i) increase the maximum availability under its revolving credit agreement from $6.0 million to $8.0 million, (ii) reduce the interest rate from the bank’s base rate plus 0.50% to the bank’s base rate flat, (iii) reduce the commitment fee on the unused balance of the revolving credit agreement from 0.38% to 0.35%, (iv) revise its financial covenants and (v) extend the maturity date of its revolving credit agreement from October 1, 2008 to July 1, 2009.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2008.

C. Impact of Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”), “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require expanded disclosure related to the ownership interests in subsidiaries held by parties other than the parent. Such ownership interest(s) should be clearly identified, labeled, and presented in the consolidated financial statement and should provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies to all for-profit entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because the Company has no current non-controlling ownership in any of its subsidiaries, this statement will not impact the Company.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141R), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity (the acquirer) provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses. This Statement applies to all business entities, but does not apply to (i) the formation of a joint venture, (ii) the acquisition of an asset or a group of assets that does not constitute a business, (iii) a combination between entities or businesses under common control, or (iv) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
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
The Company believes that inflation has not materially affected its results of operations during the first quarter of fiscal 2008, and does not expect inflation to be a significant factor in the balance of fiscal 2008.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2007, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At December 31, 2007, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	krona
Cash and cash equivalents	28	175	1,086
Accounts receivable	185	497	999
Accounts payable and accrued liabilities	120	374	2,112
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from December 31, 2007, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2007 (the “Evaluation Date”). Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There has been no significant change in our internal control over financial reporting that occurred during the first fiscal quarter ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
No change
Item 2. Change in Securities and Use of Proceeds
No change
Item 3. Defaults upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
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

4.15
Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16
Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17
Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18
Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19
Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	*	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank

9.1		Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2		SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3		SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4
Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

Exhibit
No.	Description

10.5
Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6
Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10
Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.11
Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.12
Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.13
Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.14
Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.15
Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.16
SIFCO Industries, Inc. 2007 Long-term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

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

SIFCO Industries, Inc. (Registrant)
Date: February 12, 2008	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: February 12, 2008	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)