Form 10-Q
period 2008-03-31
SIFCO INDUSTRIES INC
filed 2008-05-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at March 31, 2008 was 5,293,966.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$26,099	$21,520	$49,160	$40,656
Operating expenses:
Cost of goods sold	19,691	15,728	37,515	30,683
Selling, general and administrative expenses	2,839	2,682	6,264	5,282

Total operating expenses	22,530	18,410	43,779	35,965

Operating income	3,569	3,110	5,381	4,691

Interest income	—	(1)	(2)	(2)
Interest expense	47	40	113	54
Foreign currency exchange gain, net	(9)	(1)	(4)	(8)
Other income, net	2	(5)	—	(33)

Income from continuing operations before income tax provision	3,529	3,077	5,274	4,680

Income tax provision	1,366	81	1,996	112

Income from continuing operations	2,163	2,996	3,278	4,568

Loss from discontinued operations, net of tax	(264)	(970)	(307)	(365)

Net income	$1,899	$2,026	$2,971	$4,203

Income per share from continuing operations
Basic	$0.41	$0.57	$0.62	$0.87
Diluted	$0.40	$0.57	$0.61	$0.87

Loss per share from discontinued operations, net of tax
Basic	$(0.05)	$(0.19)	$(0.06)	$(0.07)
Diluted	$(0.05)	$(0.18)	$(0.06)	$(0.07)

Net income per share
Basic	$0.36	$0.39	$0.56	$0.80
Diluted	$0.36	$0.38	$0.56	$0.80

Weighted-average number of common shares (basic)	5,291	5,230	5,288	5,228
Weighted-average number of common shares (diluted)	5,346	5,276	5,341	5,254
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,469	$5,510
Receivables, net	21,132	19,473
Inventories	16,837	16,897
Refundable income taxes	14	—
Deferred income taxes	2,030	2,423
Prepaid expenses and other current assets	438	370
Assets held for sale	3,545	3,189

Total current assets	49,465	47,862

Property, plant and equipment, net	11,091	10,570

Other assets	3,408	2,457

Total assets	$63,964	$60,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$91	$87
Accounts payable	10,437	9,735
Accrued liabilities	5,464	5,690

Total current liabilities	15,992	15,512

Long-term debt, net of current maturities	2,315	2,986

Deferred income taxes	3,441	3,655

Other long-term liabilities	1,505	1,958

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,294 and 5,281 shares at March 31, 2008 and September 30, 2007	5,294	5,281
Additional paid-in capital	6,354	6,352
Retained earnings	32,799	29,828
Accumulated other comprehensive loss	(3,736)	(4,683)

Total shareholders’ equity	40,711	36,778

Total liabilities and shareholders’ equity	$63,964	$60,889

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,971	$4,203
Loss from discontinued operations, net of tax	307	365
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	728	699
Deferred income taxes	165	—
Other	15	25
Changes in operating assets and liabilities:
Receivables	(1,903)	(3,034)
Inventories	85	(4,636)
Accounts payable	1,349	1,200
Accrued liabilities	(264)	(392)
Other long-term liabilities	(1,328)	8
Other	(147)	163

Net cash provided by (used for) operating activities of continuing operations	1,978	(1,399)
Net cash used for operating activities of discontinued operations	(707)	(933)

Cash flows from investing activities:
Capital expenditures	(1,175)	(324)
Other	—	56

Net cash used for investing activities of continuing operations	(1,175)	(268)
Net cash used for investing activities of discontinued operations	—	(36)

Cash flows from financing activities:
Proceeds from revolving credit agreement	17,354	13,955
Repayments of revolving credit agreement	(17,978)	(12,234)
Other	(45)	(73)

Net cash provided by (used for) financing activities of continuing operations	(669)	1,648

Decrease in cash and cash equivalents	(573)	(988)
Cash and cash equivalents at the beginning of the period	5,510	4,744
Effect of exchange rate changes on cash and cash equivalents	532	159

Cash and cash equivalents at the end of the period	$5,469	$3,915

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(61)	$(42)
Cash paid for income taxes, net	(1,394)	(71)
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2007	110,500	$4.46
Options exercised	(16,500)	$3.69

March 31, 2008	94,000	$4.59	4.8	$546

Vested or expected to vest at March 31, 2008	94,000	$4.59	4.8	$546
Exercisable at March 31, 2008	81,000	$4.73	4.3	$459
As of March 31, 2008, there was $10 of total unrecognized compensation cost related to the unvested stock options granted under the Plans. The Company expects to recognize this cost over a weighted average period of less than 1.0 year.
In the first quarter of fiscal 2008, the Company adopted the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (“2007 Plan”), which plan was approved by the Company’s shareholders at its 2008 Annual Meeting on January 29, 2008. The aggregate number of shares that may be awarded under the 2007 Plan is 250,000, subject to an adjustment for the forfeiture of any issued shares. In addition, shares that may be awarded are subject to individual award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.
In late March 2008, the Company began granting performance shares. The performance shares awarded in fiscal 2008 provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a three year award period ending September 30, 2010. The ultimate number of common shares of the Company that may be earned pursuant to an award will range from a minimum of no shares to a maximum of 150% of the initial performance shares awarded, depending on the Company’s achievement of its financial performance objectives. Compensation expense for the performance shares awarded during fiscal 2008 is being accrued at 50% of the target level and, during each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to the performance shares awarded during the second quarter of fiscal 2008 was nominal. As of March 31, 2008, there was $191 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2007	—	—
Performance shares awarded	35,000	$10.94

Outstanding at March 31, 2008	35,000	$10.94

2. Inventories
Inventories consist of:

	March 31,	September 30,
	2008	2007
Raw materials and supplies	$6,640	$7,579
Work-in-process	7,544	6,433
Finished goods	2,653	2,885

Total inventories	$16,837	$16,897

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 77% and 80% of the Company’s inventories at March 31, 2008 and September 30, 2007, respectively. Cost is determined using the specific identification method for approximately 9% and 7% of the Company’s inventories at March 31, 2008 and September 30, 2007, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,109 and $7,191 higher than reported at March 31, 2008 and September 30, 2007, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income	$1,899	$2,026	$2,971	$4,203
Foreign currency translation adjustment	738	685	947	1,733

Total comprehensive income	$2,637	$2,711	$3,918	$5,936

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2008	2007
Foreign currency translation adjustment	$(3,411)	$(4,358)
SFAS No. 158 net pension liability adjustment, net of tax	(325)	(325)

Total accumulated other comprehensive loss	$(3,736)	$(4,683)

4. Long-Term Debt
In February 2008, the Company entered into an agreement with its bank to (i) increase the maximum availability under its revolving credit agreement from $6,000 to $8,000, (ii) reduce the interest rate from the bank’s base rate plus 0.50% to the bank’s base rate, (iii) reduce the commitment fee on the unused balance from 0.38% to 0.35%, (iv) revise its financial covenants and (v) extend the maturity date of its revolving credit agreement from October 1, 2008 to July 1, 2009. The Company was in compliance with all applicable covenants as of March 31, 2008.
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
Certain grants that were subject to repayment expired in the first quarter of fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of approximately $2,100 in loss from discontinued operations, net of tax, during the six months ended March 31, 2007 in the accompanying unaudited consolidated condensed statement of operations.
The unamortized portion of deferred grant revenue recorded in other long-term liabilities at March 31, 2008 and September 30, 2007 was $497 and $451, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This rate so determined is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate through the second quarter of fiscal 2008 is 38% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the U.S. recognition of foreign earnings and the valuation of net operating losses from discontinued operations of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Current income tax provision:
U.S. federal	$1,124	$58	$1,578	$89
U.S. state and local	118	—	139	—
Non-U.S	58	23	114	23

Total current tax provision	1,300	81	1,831	112

Deferred income tax provision (benefit):
U.S. federal	53	—	143	—
U.S. state and local	26	—	76	—
Non-U.S	(13)	—	(54)	—

Total deferred tax provision	66	—	165	—

Income tax provision	$1,366	$81	$1,996	$112

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit. For tax positions meeting that threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows and results of operations. The Company has no material unrecognized tax benefits at March 31, 2008 and October 1, 2007.
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
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of March 31, 2008.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$61	$69	$122	$139
Interest cost	237	252	475	504
Expected return on plan assets	(358)	(301)	(716)	(603)
Amortization of prior service cost	33	33	66	66
Amortization of net loss (gain)	(18)	33	(36)	62

Net periodic benefit cost (income)	$(45)	$86	$(89)	$168

Through March 31, 2008, the Company has made $1,359 of contributions to its defined benefit pension plans. The Company anticipates making no additional contributions to fund its defined benefit pension plans during the balance of fiscal 2008.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales:
Aerospace Component Manufacturing Group	$18,434	$14,563	$34,251	$27,555
Turbine Component Services and Repair Group	3,784	3,084	7,586	5,814
Applied Surface Concepts Group	3,881	3,873	7,323	7,287

Consolidated net sales from continuing operations	$26,099	$21,520	$49,160	$40,656

Operating income (loss):
Aerospace Component Manufacturing Group	$3,394	$2,905	$5,681	$4,554
Turbine Component Services and Repair Group	146	141	43	(22)
Applied Surface Concepts Group	559	404	658	787
Corporate unallocated expenses	(530)	(340)	(1,001)	(628)

Consolidated operating income from continuing operations	3,569	3,110	5,381	4,691

Interest expense, net	47	39	111	52
Foreign currency exchange gain, net	(9)	(1)	(4)	(8)
Other income, net	2	(5)	—	(33)

Consolidated income from continuing operations before income tax provision	$3,529	$3,077	$5,274	$4,680

9. Asset Divestiture and Discontinued Operations
In June 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business to PAS Turbines Ireland (“PAS”). The industrial turbine engine component repair business operated in SIFCO Turbine’s Cork, Ireland facility. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS). This facility is presented as an asset held for sale on the consolidated condensed balance sheets. In May 2006, the Company and SIFCO Turbine completed the sale of the large aerospace portion of its turbine engine component repair business and certain related assets to SR Technics. The large aerospace portion of SIFCO Turbine’s turbine engine component repair business was operated in portions of two facilities located in Cork, Ireland, one of which was sold as part of this transaction.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$—	$2,070	$—	$4,387
Loss before income tax provision	(264)	(970)	(307)	(365)
Loss from discontinued operations, net of tax	(264)	(970)	(307)	(365)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost; (3) successful development of turbine repair processes and/or the procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introductions of new products and services; (6) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (7) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (9) continued reliance on several major customers for revenues; (10) the Company’s ability to continue to have access to its revolving credit facility and to comply with the terms of its credit agreements, including financial covenants; (11) the impact of changes in defined benefit pension plan actuarial assumptions on future contributions; and (12) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
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
A. Results of Operations
Six Months Ended March 31, 2008 Compared with Six Months Ended March 31, 2007
Net sales from continuing operations in the first six months of fiscal 2008 increased 20.9% to $49.2 million, compared with $40.7 million in the comparable period in fiscal 2007. Income from continuing operations before income taxes in the first six months of fiscal 2008 was $5.3 million, compared with $4.7 million in the comparable period in fiscal 2007. Included in the $5.3 million of income from continuing operations before income taxes in the first six months of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Loss from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in the third quarter of fiscal 2007 and the large aerospace turbine repair business that was sold in fiscal 2006, was a $0.3 million loss in the first six months of fiscal 2008, compared with a $0.4 million loss in the comparable period in fiscal 2007. Included in the $0.3 million loss from discontinued operations in the first six months of fiscal 2008 was a foreign currency translation loss of $0.5 million. Included in the $0.4 million loss from discontinued operations in the first six months of fiscal 2007 was grant income of $2.1 million as explained more fully in note 5 to the unaudited consolidated condensed financial statements. Net income in the first six months of fiscal 2008 was $3.0 million, compared with $4.2 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first six months of fiscal 2008 increased 24.3% to $34.3 million, compared with $27.6 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $2.8 million to $17.0 million in the first six months of fiscal 2008, compared with $14.2 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $2.1 million to $10.0 million in the first six months of fiscal 2008, compared with $7.9 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft increased $0.3 million to $3.7 million in the first six months of fiscal 2008, compared with $3.4 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $1.1 million to $1.7 million in the first six months of fiscal 2008, compared with $0.6 million in the comparable period in fiscal 2007. Commercial product sales and other revenues were $1.9 million and $1.5 million in the first six months of fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $14.7 million in the first six months of fiscal 2008, compared with $11.6 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $0.8 million to $2.6 million, or 7.7% of net sales, in the first six months of fiscal 2008, compared with $1.8 million, or 6.6% of net sales, in the comparable period in fiscal 2007. The $0.8 million increase in selling, general and administrative expenses in the first six months of fiscal 2008 was principally due to a $0.6 million payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute that originated in fiscal 2007, of which $0.1 million was expensed in fiscal 2007, and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first six months of fiscal 2008 and 2007 were $2.1 million, or 6.2% of net sales, and $1.8 million, or 6.6% of net sales, respectively. In addition, variable selling expenses increased by $0.2 million in the first six months of fiscal 2008, compared to the same period in fiscal 2007, principally due to the increase in net sales.
The ACM Group’s operating income in the first six months of fiscal 2008 was $5.7 million, compared with $4.6 million in the comparable period in fiscal 2007. Operating results improved principally due to the positive impact on margins resulting from significantly higher production and sales volumes in the first six months of fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. In addition, there was a $0.4 million reduction in the LIFO provision in the first six months of fiscal 2008, compared to the same period in fiscal 2007. These margin improvements were partially offset by (i) the negative impact of the aforementioned $0.5 million settlement expense and (ii) higher variable labor costs recognized in the first six months of fiscal 2008, compared to the same period in fiscal 2007.
The ACM Group’s backlog as of March 31, 2008 was $86.3 million, compared with $82.8 million as of September 30, 2007. At March 31, 2008, $66.9 million of the total backlog was scheduled for delivery over the next twelve months and $19.4 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that certain raw material (e.g. aerospace grade steel and titanium alloys) delivery lead times have shortened, and such lead time improvement may result in a fundamental shift in the ordering pattern of the ACM Group’s customers. A potential consequence of such an ordering pattern shift may be that customers will not place orders as far in advance as they previously did resulting in a potential reduction in the ACM Group’s backlog. Accordingly, due to this and other factors, the backlog may not be completely indicative of actual sales demand expected for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first six months of fiscal 2008 from continuing operations, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 30.5% to $7.6 million, compared with $5.8 million in the comparable fiscal 2007 period.
During the first six months of fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.7 million, or 8.6% of net sales, compared with $0.7 million, or 11.2% of net sales, in the comparable fiscal 2007 period. Included in selling, general and administrative expenses during the first six months of both fiscal 2008 and 2007 was $0.1million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses during the first six months of fiscal 2008 and 2007 were $0.8 million, or 10.0 % of net sales, and $0.8 million, or 12.8% of net sales, respectively.
The Repair Group’s operating results from continuing operations were essentially breakeven in the first six months of both fiscal 2008 and 2007. Included in the breakeven operating results during the first six months of fiscal 2008 were (i) the aforementioned $0.1 million of bad debt recovery and (ii) $0.1 million of income from the sale of previously reserved inventory. The reason that operating results did not improve with the higher volumes during the first six months of fiscal 2008 is due principally to startup costs related to the production launch of a new component repair program and a change in product sales mix to less favorable margin products.

The Repair Group’s backlog from continuing operations as of March 31, 2008 was $4.4 million, compared with $4.2 million as of September 30, 2007. At March 31, 2008, $2.7 million of the total backlog was scheduled for delivery over the next twelve months.
Applied Surface Concepts Group (“ASC Group”)
Net sales were $7.3 million in the first six months of both fiscal 2008 and 2007. In the first six months of fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased $0.1 million to $3.4 million, compared with $3.5 million in the same period in fiscal 2007. In the first six months of fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.1 million to $3.9 million, compared with $3.8 million in the same period in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in the first six months of fiscal 2008 of approximately $0.2 million.
The ASC Group’s selling, general and administrative expenses decreased $0.2 million to $2.0 million, or 27.1% of net sales, in the first six months of fiscal 2008, compared with $2.2 million, or 30.0% of net sales in the comparable fiscal 2007 period. The $0.2 million decrease in selling, general and administrative expenses in the first six months of fiscal 2008 was principally due to a $0.2 million reduction in compensation and benefit related expenses attributable to the elimination of certain salaried support positions.
The ASC Group’s operating income in the first six months of fiscal 2008 was $0.7 million, compared with $0.8 million in the same period in fiscal 2007. This $0.1 million decrease in operating income is principally due to (i) a change in product sales mix resulting in a larger portion of the first six months of fiscal 2008 sales being lower margin products and services and (ii) higher compensation expense due to the hiring of additional operations personnel. These higher costs were partially offset by the decrease in selling, general and administrative expenses discussed above.
The ASC Group backlog at March 31, 2008 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.0 million in the first six months of fiscal 2008, compared with $0.6 million in the same period in fiscal 2007. The $0.4 million increase in the first six months of fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services.
Other/General
Interest expense from continuing operations was $0.1 million in the first six months of fiscal 2008 compared with a nominal amount in the same period in fiscal 2007. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first six months of fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revolving credit agreement	7.2%	8.8%	$2.5 million	$0.8 million
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Net sales from continuing operations in the second quarter of fiscal 2008 increased 21.3% to $26.1 million, compared with $21.5 million in the comparable period in fiscal 2007. Income from continuing operations before income taxes in the second quarter of fiscal 2008 was $3.5 million, compared with $3.1 million in the comparable period in fiscal 2007. Loss from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in the third quarter of fiscal 2007 and the large aerospace turbine repair business that was sold in fiscal 2006, was a $0.3 million loss in the second quarter of fiscal 2008, compared with a $1.0 million loss in the comparable period in fiscal 2007. Net income in the second quarter of fiscal 2008 was $1.9 million, compared with $2.0 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the second quarter of fiscal 2008 increased 26.6% to $18.4 million, compared with $14.6 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $1.4 million to $8.9 million in the second quarter of fiscal 2008, compared with $7.5 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.5 million to $5.6 million in the second quarter of fiscal 2008, compared with $4.1 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft decreased $0.1 million to $1.7 million in the second quarter of fiscal 2008, compared with $1.8 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $0.7 million to $1.1 million in the second quarter of fiscal 2008, compared with $0.4 million in the comparable period in fiscal 2007. Commercial product sales and other revenues were $1.1 million and $0.8 million in the second quarters of fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $7.5 million in the second quarter of fiscal 2008, compared with $6.0 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $0.2 million to $1.1 million, or 6.0% of net sales, in the second quarter of fiscal 2008, compared with $0.9 million, or 6.5% of net sales, in the comparable period in fiscal 2007. The $0.2 million increase in selling, general and administrative expenses in the second quarter of fiscal 2008, compared with the same period in fiscal 2007, was principally due to a $0.1 million increase in variable selling expenses due to the increase in net sales.
The ACM Group’s operating income in the second quarter of fiscal 2008 was $3.4 million, compared with $2.9 million in the comparable period in fiscal 2007. Operating results improved principally due to the positive impact on margins resulting from significantly higher production and sales volumes in the second quarter of fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. In addition, there was a $0.2 million reduction in the LIFO provision in the second quarter of fiscal 2008 compared to the same period in fiscal 2007. These margin improvements were partially offset by the negative impact of higher variable labor costs recognized in the second quarter of fiscal 2008, compared to the same period in fiscal 2007.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the second quarter of fiscal 2008 from continuing operations, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 22.7% to $3.8 million, compared with $3.1 million in the comparable fiscal 2007 period.
During the second quarter of fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.2 million, or 6.5% of net sales, compared with $0.3 million, or 8.3% of net sales, in the comparable fiscal 2007 period. Included in selling, general and administrative expenses during the second quarters of both fiscal 2008 and 2007 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses during the second quarters of fiscal 2008 and 2007 were $0.3 million, or 9.2% of net sales, and $0.3 million, or 11.2% of net sales, respectively.
The Repair Group’s operating income from continuing operations was $0.1 million in the second quarters of both fiscal 2008 and 2007. Included in the operating results of the second quarters of both fiscal 2008 and 2007 was the aforementioned $0.1 million of bad debt recoveries. During the second quarter of fiscal 2008, fixed operating costs were positively impacted by increased production and sales volumes, which was offset by startup costs related to the production launch of a new component repair program and the impact of a product sales mix change to lower margin products.

Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group were $3.9 million in the second quarters of both fiscal 2008 and 2007. In the second quarter of fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased $0.2 million to $1.8 million, compared with $2.0 million in the same period in fiscal 2007. In the second quarter of fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.1 million to $2.0 million, compared with $1.9 million in the same period in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in the second quarter of fiscal 2008 of approximately $0.1 million.
The ASC Group’s selling, general and administrative expenses decreased $0.2 million to $0.9 million, or 24.5% of net sales, in the second quarter of fiscal 2008, compared with $1.1 million, or 29.4% of net sales in the comparable fiscal 2007 period. The decrease in selling, general and administrative expenses during the second quarter of fiscal 2008 is attributable to the elimination of certain salaried support positions.
The ASC Group’s operating income in the second quarter of fiscal 2008 was $0.6 million, compared with $0.4 million in the same period in fiscal 2007. This $0.2 million increase in operating income is principally due to the aforementioned reduction in its selling, general and administrative expenses.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.5 million in the second quarter of fiscal 2008, compared with $0.3 million in the same period in fiscal 2007. The $0.2 million increase in the second quarter of fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services.
Other/General
Interest expense from continuing operations was nominal in the second quarters of both fiscal 2008 and 2007. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the second quarter of fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revolving credit agreement	6.5%	8.8%	$2.4 million	$0.4 million
B. Liquidity and Capital Resources
Cash and cash equivalents remained comparable at $5.5 million at March 31, 2008 compared with September 30, 2007. At present, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $1.3 million of cash (of which $2.0 million was provided by continuing operations) in the first six months of fiscal 2008 compared with $2.3 million of cash used by operating activities (of which $1.4 million was used for continuing operations) in the first six months of fiscal 2007. The $2.0 million of cash provided by operating activities of continuing operations in first six months of fiscal 2008 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $4.2 million and (ii) a $1.3 million increase in accounts payable offset by (i) a $1.9 million increase in accounts receivable and (ii) a $1.3 million decrease in other long-term liabilities. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s response to the increased demand in its business as measured by its sales levels, (ii) collections from customers, and (iii) the relative timing of payments to suppliers. Net cash provided by operating activities of continuing operations in the first six months of fiscal 2008 reflects $1.4 million of contributions to defined benefit pension plans, compared with contributions to defined benefit pension plans of $0.6 in the comparable period in fiscal 2007.

Capital expenditures, all of which were from continuing operations, were $1.2 million in the first six months of fiscal 2008 compared with $0.3 million in the comparable fiscal 2007 period. Capital expenditures during the first six months of fiscal 2008 consist of $0.6 million by the ACM Group, $0.3 million by the ASC Group and $0.3 million by the Repair Group. The Company anticipates that total fiscal 2008 capital expenditures will be within the range of $2.0 to $2.5 million, of which $0.9 million has been committed as of March 31, 2008.
At March 31, 2008, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on July 1, 2009 and bears interest at the bank’s base rate. The interest rate was 5.25% at March 31, 2008. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2008, $2.0 million was outstanding and the Company had $5.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at March 31, 2008.
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
C. Impact of Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities —an amendment of SFAS No. 133”. The objective of this Statement is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Because the Company has no current hedging activity, this statement will not impact the Company.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require expanded disclosure related to the ownership interests in subsidiaries held by parties other than the parent. Such ownership interest(s) should be clearly identified, labeled, and presented in the consolidated financial statement and should provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies to all for-profit entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Because the Company has no current non-controlling ownership in any of its subsidiaries, this statement will not impact the Company.
In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R), “Business Combinations”. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity (the acquirer) provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses. This Statement applies to all business entities, but does not apply to (i) the formation of a joint venture, (ii) the acquisition of an asset or a group of assets that does not constitute a business, (iii) a combination between entities or businesses under common control, or (iv) a combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
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
The Company believes that inflation has not materially affected its results of operations during the first six months of fiscal 2008, and does not expect inflation to be a significant factor in the balance of fiscal 2008.
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the reporting period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2008, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At March 31, 2008, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	Krona
Cash and cash equivalents	58	235	919
Accounts receivable	160	515	823
Accounts payable and accrued liabilities	182	385	1,995
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from March 31, 2008, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There has been no significant change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
No change
Item 2. Change in Securities and Use of Proceeds
No change
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on January 29, 2008 there were a total of 4,759,397 shares present, represented either in person or by proxy. The shareholders:
A.	Elected six directors to the Company’s Board of Directors, Jeffrey P. Gotschall, P. Charles Miller, Jr., Frank N. Nichols, Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, each to serve on the Board of Directors until the Company’s Annual Meeting in 2009.

The results of the voting for directors were as follows:

Name	Votes For	Votes Withheld
Jeffrey P. Gotschall	4,651,713	107,684
P. Charles Miller, Jr.	4,676,063	83,334
Frank N. Nichols	4,677,063	82,334
Alayne L. Reitman	4,655,533	103,684
Hudson D. Smith	4,650,813	108,584
J. Douglas Whelan	4,581,210	178,187
B.	Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2008. There were 4,708,916 votes cast for the appointment, 3,742 votes cast against the appointment and 46,739 abstentions.

C.	Adopted the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan. There were 3,020,486 votes cast for the adoption, 128,029 votes cast against the adoption and 21,346 abstentions.
Item 5. Other Information
None

Item 6. (a) Exhibits
The following exhibits are filed with this report or are incorporated herby reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

Exhibit
No.	Description
4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.20 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description
10.10	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.11	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.12	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.13	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.14	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.15	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.16	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: May 12, 2008	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: May 12, 2008	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)