Form 10-Q
period 2008-06-30
SIFCO INDUSTRIES INC
filed 2008-08-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at June 30, 2008 was 5,293,966.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$27,333	$24,022	$76,493	$64,678
Operating expenses:
Cost of goods sold	20,977	18,435	58,492	49,118
Selling, general and administrative expenses	3,243	3,144	9,507	8,422
Gain on disposal of operating assets	—	(140)	—	(136)

Total operating expenses	24,220	21,439	67,999	57,404

Operating income	3,113	2,583	8,494	7,274

Interest income	(3)	(1)	(5)	(3)
Interest expense	22	53	135	107
Foreign currency exchange gain, net	(8)	(6)	(12)	(14)
Other (income) expense, net	(1)	24	(1)	(9)

Income from continuing operations before income tax provision	3,103	2,513	8,377	7,193

Income tax provision	1,035	618	3,031	730

Income from continuing operations	2,068	1,895	5,346	6,463

Income (loss) from discontinued operations, net of tax	91	(1,532)	(216)	(1,897)

Net income	$2,159	$363	$5,130	$4,566

Income per share from continuing operations
Basic	$0.39	$0.36	$1.01	$1.23
Diluted	$0.38	$0.36	$1.00	$1.23

Income (loss) per share from discontinued operations, net of tax
Basic	$0.02	$(0.29)	$(0.04)	$(0.36)
Diluted	$0.02	$(0.29)	$(0.04)	$(0.36)

Net income per share
Basic	$0.41	$0.07	$0.97	$0.87
Diluted	$0.40	$0.07	$0.96	$0.87

Weighted-average number of common shares (basic)	5,294	5,252	5,290	5,237
Weighted-average number of common shares (diluted)	5,345	5,311	5,342	5,274
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,055	$5,510
Receivables, net	21,128	19,473
Inventories	13,341	16,897
Refundable income taxes	20	—
Deferred income taxes	1,829	2,423
Prepaid expenses and other current assets	410	370
Assets held for sale	3,532	3,189

Total current assets	47,315	47,862
Property, plant and equipment, net	11,313	10,570

Other assets	3,472	2,457

Total assets	$62,100	$60,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$92	$87
Accounts payable	9,022	9,735
Accrued liabilities	4,835	5,690

Total current liabilities	13,949	15,512

Long-term debt, net of current maturities	312	2,986

Deferred income taxes	3,468	3,655

Other long-term liabilities	1,521	1,958

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,294 and 5,281 shares at June 30, 2008 and September 30, 2007	5,294	5,281
Additional paid-in capital	6,376	6,352
Retained earnings	34,958	29,828
Accumulated other comprehensive loss	(3,778)	(4,683)

Total shareholders’ equity	42,850	36,778

Total liabilities and shareholders’ equity	$62,100	$60,889

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,130	$4,566
Loss from discontinued operations, net of tax	216	1,897
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	1,102	1,081
Loss (gain) on disposal of property, plant and equipment	1	(136)
Deferred income taxes	396	594
Other	37	62
Changes in operating assets and liabilities:
Receivables	(1,952)	(4,168)
Inventories	3,579	(5,174)
Accounts payable	40	(12)
Accrued liabilities	(902)	39
Other long-term liabilities	(1,291)	12
Other	(205)	170

Net cash provided by (used for) operating activities of continuing operations	6,151	(1,069)
Net cash used for operating activities of discontinued operations	(659)	(3,464)

Cash flows from investing activities:
Capital expenditures	(1,782)	(1,051)
Other	—	96

Net cash used for investing activities of continuing operations	(1,782)	(955)
Net cash provided by investing activities of discontinued operations	—	4,047

Cash flows from financing activities:
Proceeds from revolving credit agreement	20,848	23,104
Repayments of revolving credit agreement	(23,448)	(21,373)
Other	(69)	434

Net cash provided by (used for) financing activities of continuing operations	(2,669)	2,165

Increase in cash and cash equivalents	1,041	724
Cash and cash equivalents at the beginning of the period	5,510	4,744
Effect of exchange rate changes on cash and cash equivalents	504	312

Cash and cash equivalents at the end of the period	$7,055	$5,780

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(156)	$(81)
Cash paid for income taxes, net	(2,890)	(72)
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2007	110,500	$4.46
Options exercised	(16,500)	$3.69

June 30, 2008	94,000	$4.59	4.5	$518

Vested or expected to vest at June 30, 2008	94,000	$4.59	4.5	$518
Exercisable at June 30, 2008	81,000	$4.73	4.1	$435
As of June 30, 2008, there was $7 of total unrecognized compensation cost related to the unvested stock options granted under the Plans. The Company expects to recognize this cost over a weighted average period of less than 1.0 year.
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

The ultimate number of common shares of the Company that may be earned pursuant to an award will range from a minimum of no shares to a maximum of 150% of the initial number of performance shares awarded, depending on the Company’s achievement of its financial performance objectives. Compensation expense for the performance shares awarded during fiscal 2008 is being accrued at 50% of the target level and, during each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to the performance shares awarded during the second quarter of fiscal 2008 was $19. As of June 30, 2008, there was $172 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2007	—	—
Performance shares awarded	35,000	$10.94

Outstanding at June 30, 2008	35,000	$10.94

2.	Inventories
Inventories consist of:

	June 30,	September 30,
	2008	2007
Raw materials and supplies	$4,685	$7,579
Work-in-process	6,142	6,433
Finished goods	2,514	2,885

Total inventories	$13,341	$16,897

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 72% and 80% of the Company’s inventories at June 30, 2008 and September 30, 2007, respectively. Cost is determined using the specific identification method for approximately 10% and 7% of the Company’s inventories at June 30, 2008 and September 30, 2007, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $6,994 and $7,191 higher than reported at June 30, 2008 and September 30, 2007, respectively.

3.	Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$2,159	$363	$5,130	$4,566
Foreign currency translation adjustment	(42)	115	905	1,848
Minimum pension liability adjustment	—	958	—	958

Total comprehensive income	$2,117	$1,436	$6,035	$7,372

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2008	2007
Foreign currency translation adjustment	$(3,454)	$(4,359)
SFAS No. 158 net pension liability adjustment, net of tax	(324)	(324)

Total accumulated other comprehensive loss	$(3,778)	$(4,683)

4.	Long-Term Debt
In February 2008, the Company entered into an agreement with its bank to (i) increase the maximum availability under its revolving credit agreement from $6,000 to $8,000, (ii) reduce the interest rate from the bank’s base rate plus 0.50% to the bank’s base rate, (iii) reduce the commitment fee on the unused balance from 0.38% to 0.35%, (iv) revise its financial covenants and (v) extend the maturity date of its revolving credit agreement from October 1, 2008 to July 1, 2009. The Company was in compliance with all applicable covenants under its revolving credit agreement as of June 30, 2008.

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
Certain grants that were subject to repayment expired in the first quarter of fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of approximately $2,100 in loss from discontinued operations, net of tax, during the nine months ended June 30, 2007 in the accompanying unaudited consolidated condensed statement of operations.
The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2008 and September 30, 2007 was $494 and $451, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

6.	Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This rate so determined is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate through the third quarter of fiscal 2008 is 36% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the U.S. recognition of foreign earnings and the valuation of net operating losses from discontinued operations of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Current income tax provision:
U.S. federal	$631	$10	$2,209	$99
U.S. state and local	86	—	225	—
Non-U.S	87	14	201	37

Total current tax provision	804	24	2,635	136

Deferred income tax provision (benefit):
U.S. federal	202	594	345	594
U.S. state and local	29	—	105	—
Non-U.S	—	—	(54)	—

Total deferred tax provision	231	594	396	594

Income tax provision	$1,035	$618	$3,031	$730

Effective October 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” As required by FIN 48, which clarifies SFAS No. 109, “Accounting for Income Taxes,” the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would, more likely than not, sustain the position following an audit. For tax positions meeting that threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows and results of operations. The Company has no material unrecognized tax benefits at June 30, 2008 and October 1, 2007.
The Company is subject to U.S. federal income tax and income taxes in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years that ended prior to September 30, 2001.
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of June 30, 2008.

7.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$61	$70	$182	$210
Interest cost	237	252	712	756
Expected return on plan assets	(358)	(301)	(1,073)	(902)
Amortization of prior service cost	33	33	99	99
Amortization of net loss (gain)	(18)	32	(54)	95

Net periodic benefit cost (income)	$(45)	$86	$(134)	$258

Through June 30, 2008, the Company has made $1,359 of contributions to its defined benefit pension plans. The Company anticipates making no additional contributions to fund its defined benefit pension plans during the balance of fiscal 2008.

8.	Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace industry. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed. The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Aerospace Component Manufacturing Group	$19,740	$16,941	$53,991	$44,494
Turbine Component Services and Repair Group	3,643	3,584	11,229	9,399
Applied Surface Concepts Group	3,950	3,497	11,273	10,785

Consolidated net sales from continuing operations	$27,333	$24,022	$76,493	$64,678

Operating income (loss):
Aerospace Component Manufacturing Group	$3,368	$2,583	$9,049	$7,137
Turbine Component Services and Repair Group	(51)	403	(8)	381
Applied Surface Concepts Group	389	152	1,047	939
Corporate unallocated expenses	(593)	(555)	(1,594)	(1,183)

Consolidated operating income from continuing operations	3,113	2,583	8,494	7,274

Interest expense, net	19	52	130	104
Foreign currency exchange gain, net	(8)	(6)	(12)	(14)
Other (income) expense, net	(1)	24	(1)	(9)

Consolidated income from continuing operations before income tax provision	$3,103	$2,513	$8,377	$7,193

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$—	$1,513	$—	$5,900
Income (loss) before income tax provision	91	(1,532)	(216)	(1,897)
Income (loss) from discontinued operations, net of tax	91	(1,532)	(216)	(1,897)

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
A. Results of Operations
Nine Months Ended June 30, 2008 Compared with Nine Months Ended June 30, 2007
Net sales from continuing operations in the first nine months of fiscal 2008 increased 18.3% to $76.5 million, compared with $64.7 million in the comparable period in fiscal 2007. Income from continuing operations before income taxes in the first nine months of fiscal 2008 was $8.4 million, compared with $7.2 million in the comparable period in fiscal 2007. Included in the $8.4 million of income from continuing operations before income taxes in the first nine months of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Income (loss) from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in the third quarter of fiscal 2007 and the large aerospace turbine repair business that was sold in fiscal 2006, was a loss of $0.2 million in the first nine months of fiscal 2008, compared with a $1.9 million loss in the comparable period in fiscal 2007. Included in the $0.2 million loss from discontinued operations in the first nine months of fiscal 2008 was a foreign currency loss of $0.5 million. Included in the $1.9 million loss from discontinued operations in the first nine months of fiscal 2007 was (i) grant income of $2.1 million and (ii) a loss of approximately $0.8 million from the divestiture in fiscal 2007 of a business and certain related assets, as explained more fully in Notes 5 and 9, respectively, to the Unaudited Condensed Consolidated Financial Statements.
Net income in the first nine months of fiscal 2008 was $5.1 million, compared with $4.6 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2008 increased 21.3% to $54.0 million, compared with $44.5 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $5.7 million to $29.2 million in the first nine months of fiscal 2008, compared with $23.5 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.0 million to $14.0 million in the first nine months of fiscal 2008, compared with $13.0 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft increased $1.0 million to $6.0 million in the first nine months of fiscal 2008, compared with $5.0 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $1.3 million to $2.4 million in the first nine months of fiscal 2008, compared with $1.1 million in the comparable period in fiscal 2007. Commercial product sales and other revenues were $2.4 million and $1.9 million in the first nine months of fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $24.9 million in the first nine months of fiscal 2008, compared with $19.7 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $1.0 million to $3.8 million, or 7.0% of net sales, in the first nine months of fiscal 2008, compared with $2.8 million, or 6.4% of net sales, in the comparable period in fiscal 2007. The $1.0 million increase in selling, general and administrative expenses in the first nine months of fiscal 2008 was principally due to a $0.6 million payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute that originated in fiscal 2007, of which $0.1 million was expensed in fiscal 2007, and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first nine months of fiscal 2008 and 2007 were $3.3 million, or 6.1% of net sales, and $2.8 million, or 6.4% of net sales, respectively. In addition, variable selling expenses increased by $0.3 million in the first nine months of fiscal 2008, compared to the same period in fiscal 2007, principally due to the increase in net sales.
The ACM Group’s operating income in the first nine months of fiscal 2008 was $9.0 million, compared with $7.1 million in the comparable period in fiscal 2007. Operating results improved principally due to the positive impact on margins resulting from significantly higher production and sales volumes in the first nine months of fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. In addition, there was a $0.7 million reduction in the LIFO provision in the first nine months of fiscal 2008, compared to the same period in fiscal 2007. These margin improvements were partially offset by the negative impact of (i) the aforementioned $0.5 million settlement expense and (ii) higher variable labor costs recognized in the first nine months of fiscal 2008, compared to the same period in fiscal 2007.
The ACM Group’s backlog as of June 30, 2008 was $83.9 million, compared with $82.8 million as of September 30, 2007. At June 30, 2008, $65.8 million of the total backlog was scheduled for delivery over the next twelve months and $18.1 million was scheduled for delivery beyond the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that certain raw material (e.g. aerospace grade steel and titanium alloys) delivery lead times have shortened, and such lead time improvement may result in a fundamental shift in the ordering pattern of the ACM Group’s customers. A potential consequence of such an ordering pattern shift may be that customers will not place orders as far in advance as they previously did resulting in a potential reduction in the ACM Group’s backlog. Accordingly, due to this and other factors, the backlog may not be completely indicative of actual sales demand expected for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
During the first nine months of fiscal 2008, net sales from continuing operations, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 19.5% to $11.2 million, compared with $9.4 million in the comparable fiscal 2007 period.
During the first nine months of fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $1.0 million, or 8.5% of net sales, compared with $1.0 million, or 10.6% of net sales, in the comparable fiscal 2007 period. Included in selling, general and administrative expenses during the first nine months of both fiscal 2008 and 2007 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses were $1.1 million, or 9.7% of net sales, and $1.1 million, or 11.5% of net sales, during such periods.
The Repair Group’s operating results from continuing operations were essentially breakeven in the first nine months of fiscal 2008 compared with income of $0.4 million, in the comparable fiscal 2007 period. Included in the breakeven operating results during the first nine months of fiscal 2008 were (i) the aforementioned $0.1 million of bad debt recovery, (ii) $0.1 million of income from the sale of previously reserved inventory, and (iii) $0.1 million of income related to the renegotiation of a vendor obligation. Despite these favorable items, the reason that operating results did not improve with the higher volumes during the first nine months of fiscal 2008 is due principally to startup costs related to the production launch of a new component repair program and a change in product sales mix to less favorable margin products.

The Repair Group’s backlog from continuing operations as of June 30, 2008 was $4.1 million, compared with $4.2 million as of September 30, 2007. At June 30, 2008, $2.5 million of the total backlog was scheduled for delivery over the next twelve months.
Applied Surface Concepts Group (“ASC Group”)
Net sales increased 4.5% to $11.3 million, compared with $10.8 million in the comparable fiscal 2007 period. In the first nine months of fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased $0.4 million to $5.5 million, compared with $5.1 million in the same period in fiscal 2007. In the first nine months of fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.1 million to $5.6 million, compared with $5.5 million in the same period in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in the first nine months of fiscal 2008 of approximately $0.3 million.
The ASC Group’s selling, general and administrative expenses decreased $0.2 million to $3.2 million, or 28.1% of net sales, in the first nine months of fiscal 2008, compared with $3.4 million, or 31.7% of net sales in the comparable fiscal 2007 period. The $0.2 million decrease in selling, general and administrative expenses in the first nine months of fiscal 2008 was principally due to a reduction in compensation and benefit related expenses attributable to certain open salaried support positions that have either been eliminated or, if not eliminated, have not yet been replaced.
The ASC Group’s operating income in the first nine months of fiscal 2008 was $1.0 million, compared with $0.9 million in the same period in fiscal 2007. This $0.1 million increase in operating income is principally due to (i) decrease in selling, general and administrative expenses discussed above and (ii) improved operating margins due to higher sales. These gains were partially offset by (i) rising precious metals commodity costs that could not be fully passed on to customers and (ii) higher compensation expense due to the hiring of additional operations personnel.
The ASC Group’s backlog at June 30, 2008 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.6 million in the first nine months of fiscal 2008, compared with $1.2 million in the same period in fiscal 2007. The $0.4 million increase in the first nine months of fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services.
Other/General
Interest expense from continuing operations was $0.1 million in the first nine months of both fiscal 2008 and 2007. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first nine months of fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revolving credit agreement	7.1%	8.8%	$1.8 million	$1.1 million
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Net sales from continuing operations in the third quarter of fiscal 2008 increased 13.8% to $27.3 million, compared with $24.0 million in the comparable period in fiscal 2007. Income from continuing operations before income taxes in the third quarter of fiscal 2008 was $3.1 million, compared with $2.5 million in the comparable period in fiscal 2007. Income (loss) from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in the third quarter of fiscal 2007 and the large aerospace turbine repair business that was sold in fiscal 2006, was income of $0.1 million in the third quarter of fiscal 2008, compared with a $1.5 million loss in the comparable period in fiscal 2007.

Net income in the third quarter of fiscal 2008 was $2.2 million, compared with $0.4 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the third quarter of fiscal 2008 increased 16.5% to $19.7 million, compared with $16.9 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $3.0 million to $12.2 million in the third quarter of fiscal 2008, compared with $9.2 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, decreased $1.1 million to $4.0 million in the third quarter of fiscal 2008, compared with $5.1 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft increased $0.7 million to $2.3 million in the third quarter of fiscal 2008, compared with $1.6 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $0.2 million to $0.7 million in the third quarter of fiscal 2008, compared with $0.5 million in the comparable period in fiscal 2007. Commercial product sales and other revenues were $0.5 million in the third quarters of both fiscal 2008 and 2007.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $10.3 million in the third quarter of fiscal 2008, compared with $8.1 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $0.2 million to $1.2 million, or 5.9% of net sales, in the third quarter of fiscal 2008, compared with $1.0 million, or 6.0% of net sales, in the comparable period in fiscal 2007. The $0.2 million increase in selling, general and administrative expenses in the third quarter of fiscal 2008, compared with the same period in fiscal 2007, was principally due to a $0.1 million increase in variable selling expenses due to the increase in net sales.
The ACM Group’s operating income in the third quarter of fiscal 2008 was $3.4 million, compared with $2.6 million in the comparable period in fiscal 2007. Operating results improved principally due to the positive impact on margins resulting from significantly higher production and sales volumes in the third quarter of fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. In addition, there was a $0.3 million reduction in the LIFO provision in the third quarter of fiscal 2008 compared to the same period in fiscal 2007. These margin improvements were partially offset by the negative impact of higher variable labor and energy costs recognized in the third quarter of fiscal 2008, compared to the same period in fiscal 2007.
Turbine Component Services and Repair Group (“Repair Group”)
During the third quarters of both fiscal 2008 and 2007, net sales from continuing operations, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, were $3.6 million.
During the third quarters of both fiscal 2008 and 2007, the Repair Group’s selling, general and administrative expenses from continuing operations were $0.3 million, or 9.4% of net sales. Included in selling, general and administrative expenses during the third quarter of fiscal 2007 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses were $0.4 million, or 11.9% of net sales, during such period.
The Repair Group’s operating results from continuing operations were essentially breakeven in the third quarter of fiscal 2008, compared with income of $0.4 million in the comparable fiscal 2007 period. Included in the operating results for the third quarter of fiscal 2007 were (i) the aforementioned $0.1 million of bad debt recoveries and (ii) $0.1 million of income related to the renegotiation of a vendor obligation. During the third quarter of fiscal 2008, operating costs were negatively impacted by the continuation of startup costs related to the production launch of a new component repair program.

Applied Surface Concepts Group (“ASC Group”)
Net sales increased 12.9% to $3.9 million, compared with $3.5 million in the comparable fiscal 2007 period. In the third quarter of fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased $0.3 million to $2.0 million, compared with $1.7 million in the same period in fiscal 2007. In the third quarter of fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.2 million to $1.9 million, compared with $1.7 million in the same period in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in the third quarter of fiscal 2008 of approximately $0.1 million.
The ASC Group’s selling, general and administrative expenses were $1.2 million, or 29.9% of net sales, in the third quarter of fiscal 2008, compared with $1.2 million, or 35.3% of net sales in the comparable fiscal 2007 period. Included in the $1.2 million of selling, general and administrative expenses in the third quarter of fiscal 2007 were $0.1 million of severance and related charges.
The ASC Group’s operating income in the third quarter of fiscal 2008 was $0.4 million, compared with $0.2 million in the same period in fiscal 2007. This $0.2 million increase in operating income is principally due to the aforementioned increase in net sales while holding selling, general and administrative expenses relatively constant.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.6 million in the third quarters of both fiscal 2008 and 2007. A $0.3 million decrease in incentive compensation in the third quarter of fiscal 2008, compared with the same period in fiscal 2007, was offset by an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services.
Other/General
Interest expense from continuing operations was nominal in the third quarters of both fiscal 2008 and 2007. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the third quarters of fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revolving credit agreement	5.2%	8.8%	$0.5 million	$1.7 million
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $7.1 million at June 30, 2008 compared with $5.5 million at September 30, 2007. At present, $5.5 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $5.5 million of cash (of which $6.2 million was provided by continuing operations) in the first nine months of fiscal 2008 compared with $4.5 million of cash used by operating activities (of which $1.1 million was used for continuing operations) in the first nine months of fiscal 2007. The $6.2 million of cash provided by operating activities of continuing operations in first nine months of fiscal 2008 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $6.8 million and (ii) a $3.6 million decrease in inventory. These sources of cash were offset by (i) a $2.0 million increase in accounts receivable, (ii) a $1.3 million decrease in other long-term liabilities, and (iii) a $0.9 million decrease in accounts payable and accrued liabilities. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s response to the increased demand in its business as measured by its sales levels, (ii) the ACM Group’s efforts to improve the optimization of its inventory levels during such periods of increased demand, (iii) collections from customers, and (iv) the relative timing of payments to suppliers. Net cash provided by operating activities of continuing operations in the first nine months of fiscal 2008 reflects $1.4 million of contributions to defined benefit pension plans, compared with contributions to defined benefit pension plans of $0.6 million in the comparable period in fiscal 2007.

Capital expenditures, all of which were from continuing operations, were $1.8 million in the first nine months of fiscal 2008 compared with $1.2 million (of which $1.1 million were from continuing operations) in the comparable fiscal 2007 period. Capital expenditures during the first nine months of fiscal 2008 consist of $1.0 million by the ACM Group, $0.4 million by the ASC Group and $0.4 million by the Repair Group. The Company anticipates that total fiscal 2008 capital expenditures will be within the range of $2.0 to $3.0 million, of which $0.6 million has been committed as of June 30, 2008.
At June 30, 2008, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on July 1, 2009 and bears interest at the bank’s base rate. The interest rate was 5.00% at June 30, 2008. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2008, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at June 30, 2008.
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
C. Impact of Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities —an amendment of SFAS No. 133”. The objective of this Statement is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no hedging arrangements in place.
In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance continues to allow companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Because the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term, the Company will continue use the simplified method in determining the expected term of the stock options granted to date.
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
The Company believes that inflation has not materially affected its results of operations during the first nine months of fiscal 2008, and does not expect inflation to be a significant factor in the balance of fiscal 2008.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2008, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2008, the Company’s assets and liabilities denominated in pounds sterling, the euro, and the Swedish krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	Krona
Cash and cash equivalents	32	207	1,186
Accounts receivable	164	571	906
Accounts payable and accrued liabilities	149	431	2,678
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2008, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.

Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer of the Company and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Management has concluded that the unaudited consolidated condensed financial statements included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
     There has been no significant change in the Company’s internal control over financial reporting that occurred during the second fiscal quarter ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit
No.	Description
4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

Exhibit
No.	Description
4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.20 to the Company’s Form 10-Q dated March 31, 2008 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.10	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.11	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

Exhibit
No.	Description
10.12	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.13	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.14	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.15	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.16	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 11, 2008	/s/ Jeffrey P. Gotschall

Jeffrey P. Gotschall
Chairman of the Board and
Chief Executive Officer

Date: August 11, 2008	/s/ Frank A. Cappello

Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)