Form 10-K
period 2008-09-30
SIFCO INDUSTRIES INC
filed 2008-12-15
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $33,733,963.
The number of the Registrant’s Common Shares outstanding at October 31, 2008 was 5,294,716.
Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2009 (Part III).

PART I
Item 1. Business
A. The Company
SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forged components, machined forged parts and other machined metal components, remanufactured components for aerospace turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group and (3) Applied Surface Concepts Group.
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
Operations
The Company’s ACM Group is a manufacturer of forged components ranging in size from 2 to 500 pounds (depending on configuration and alloy), primarily in various steel and titanium alloys, utilizing a variety of processes for applications principally in the aerospace industry. The ACM Group’s forged products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.
The ACM Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located throughout North and South America and Europe. In general, because of tight aerospace grade steel capacity and the limited supply of titanium, raw material lead times have increased in recent years. However, lead times for certain grades have recently shortened. The ACM Group generally does not depend on a single source for the supply of its materials. Due to the scarcity of certain raw materials, some material is provided by a limited number of suppliers; however, the ACM Group believes that its sources are adequate for its business. The business is ISO 9001:2000 registered and AS 9100:2001 certified. In addition, the ACM Group’s chemical etching/milling, non-destructive testing, and heat-treating facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the ACM Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. The air transport industry is currently benefiting from several favorable trends including: (i) projected growth in air traffic, (ii) the major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft. The ACM Group also supplies new and spare components for military aircraft. As a result of continued military initiatives, there has been increased demand for both new and spare components for military customers. However, the current global economic crisis has created significant reductions in available capital and liquidity from banks and other providers of credit. Therefore, this crisis may adversely affect the ability of the ACM Group’s customers to fulfill their obligations, and a continued deterioration in the global economy could result in reduced demand for the products and services that it provides. The ACM Group’s current outlook for the air transport industry continues to remain favorable in the near term, and it believes that it is poised to take advantage of the resulting improvement in order demand from the airframe and engine manufacturers should it occur. However, the ACM Group is also beginning to see some of its key customers extend/delay their required delivery schedules. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group.

Competition
While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices, other than for the pass-through of raw material steel and titanium alloys price increases. The ACM Group believes, however, that its demonstrated aerospace expertise along with focus on quality, customer service, SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) initiatives, as well as offering a broad range of capabilities provide it with an advantage in the primary markets it serves. The ACM Group competes with both U.S. and non-U.S. suppliers of forgings. As customers are establishing new facilities throughout the world, the ACM Group will continue to encounter non-U.S. competition. The ACM Group believes it can expand its markets by (i) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (ii) developing new customers in markets whose participants require similar technical competence and service (as the aerospace industry) and are willing to pay a premium for quality.
Customers
During fiscal 2008, the ACM Group had three customers, various business units of Rolls-Royce Corporation, United Technologies Corporation and Textron, Inc., which accounted for 16%, 12% and 11%, respectively, of the ACM Group’s net sales. The net sales to these three customers and the direct subcontractors to these three customers accounted for 54% of the ACM Group’s net sales in 2008. The ACM Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these four customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the ACM Group. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the ACM Group’s business is seasonal.
Backlog of Orders
The ACM Group’s backlog as of September 30, 2008 decreased to $76.6 million, of which $63.8 million is scheduled for delivery during fiscal 2009, compared with $82.8 million as of September 30, 2007, of which $66.6 million was scheduled for delivery during fiscal 2008. It is important to note that the delivery lead times for certain aerospace grades of steel and titanium alloy raw materials have continued to shorten and the ACM Group believes that such lead time reduction has resulted in a fundamental shift in the ordering pattern of its customers. A likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did resulting in a reduction, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period. All orders are subject to modification or cancellation by the customer with limited charges.
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
The development of remanufacturing and repair processes is an ordinary part of the Repair Group business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in repair processes and high temperature resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Group’s research and development expense was $0.5 million in fiscal 2008.
The Repair Group generally has multiple sources for its raw materials, which consist primarily of investment castings and industrial coating materials essential to this business. Certain items are procured directly from the OEM, or from OEM-certified suppliers, to satisfy repair process requirements. Suppliers of such materials are located throughout North America and Europe. Although certain raw materials may be provided by a limited number of suppliers, the Repair Group generally does not depend on a single source for the supply of its materials and management believes that its sources are adequate for its business.
Industry
The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. The air transport industry is currently benefiting from several favorable longer term trends including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of regional aircraft. It is difficult to determine what the long-term impact of these factors may be on air travel and the demand for services and products provided by the Repair Group. Management’s current outlook for the air transport industry continues to remain favorable in the near term.
Competition
In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increased direct involvement of the aerospace turbine engine manufacturers in the turbine engine overhaul and component repair businesses. With the presence of the OEMs in the market, there has been a general reluctance on the part of the OEMs to issue, to independent component repair companies, its approvals for the repair of its newer model engines and related components. The Company believes that the Repair Group will, more likely than not, become more dependent in the future on (i) its ability to successfully procure and market FAA approved licenses and related repair processes and/or (ii) close collaboration with engine manufacturers.
Customers
The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2008, the Repair Group had two customers, consisting of various business units of United Technologies Corporation and Rolls-Royce Corporation, which accounted for 37% and 15%, respectively, of the Repair Group’s net sales from continuing operations. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.
Backlog of Orders
The Repair Group’s backlog from continuing operations as of September 30, 2008 increased to $4.5 million, of which $2.3 million is scheduled for delivery during fiscal 2009 and $2.2 million is on hold, compared with $4.2 million as of September 30, 2007, of which $1.5 million was scheduled for delivery during fiscal 2008 and $2.7 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Applied Surface Concepts Group
The Company’s Applied Surface Concepts Group (“ASC Group”) provides surface enhancement technologies principally related to selective electrochemical finishing and anodizing. Principal product offerings include (i) the sale of metal plating solutions and equipment required for selective electrochemical finishing and (ii) providing selective electrochemical finishing contract services.
Operations
Selective electrochemical finishing of a part or component is done without the use of an immersion tank. A wide variety of pure metals and alloys, principally determined by the customer’s design requirements, can be used for applications including corrosion protection, wear resistance, anti-galling, increased lubricity, increased hardness, increased electrical conductivity, and re-sizing. SIFCO Process® metal solutions include: cadmium, cobalt, copper, nickel, tin and zinc. In addition, precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also provided to customers. The ASC Group has also developed a number of alloy-plating solutions such as nickel-cobalt solutions that can be used as a more environmentally friendly replacement for a chrome plating solution or a zinc-nickel solution that can be used as a more environmentally friendly replacement for a cadmium plating solution.
The ASC Group can either (i) supply selective electrochemical finishing chemicals and equipment to customers desiring to perform selective electrochemical finishing in-house or (ii) provide manual or semi-automated contract selective electrochemical finishing services at either the customer’s site or at one of the Group’s facilities. The Group operates four U.S. facilities in geographic areas strategically located in proximity to its major customers (Cleveland, Ohio / Hartford, Connecticut / Norfolk, Virginia / Houston, Texas) and three in Europe (Birmingham, England / Paris, France / Rattvik, Sweden). The scope of selective electrochemical finishing work includes part salvage and repair, part refurbishment, and new part enhancement. Selective electrochemical finishing solutions are produced in the Cleveland, Ohio and Birmingham, England facilities.
The ASC Group generally has multiple sources for its raw materials, which consist primarily of industrial chemicals and metal salts and, therefore, does not depend on a single source for the supply of key raw materials. Management believes that its sources of raw materials are adequate to support its business.
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
Industry
Selective electrochemical finishing occupies a niche within the broader metal finishing industry. The ASC Group’s selective electrochemical finishing process is used to provide functional, engineered finishes rather than decorative finishes, and it serves many markets including aerospace, medical, electric power generation, and oil and gas. In its planning and decision making processes, management of the ASC Group monitors and evaluates precious metal prices, global manufacturing activity, internal labor capacity, technological developments in surface enhancement, and the exploration and production activities relative to oil and gas products. The diversity of industries served helps to mitigate the impact of economic cycles on the ASC Group.
Competition
Although the Company believes that the ASC Group is the largest selective electrochemical finishing company in the world, there are several companies globally that manufacture and sell selective electrochemical finishing solutions and equipment and/or provide contract selective electrochemical finishing services. The ASC Group seeks to differentiate itself through its technical support and research and development capabilities. The ASC Group also competes with other surface enhancement technologies such as welding and metal spray.
Customers
The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, who operate in a variety of industries, accounted for approximately 34% the Group’s fiscal 2008 net sales. During fiscal 2008, the ASC

Group had one customer, Halliburton Company, which accounted for 13% of the ASC Group’s net sales. No material part of the ASC Group’s business is seasonal.
Backlog of Orders
Due to the nature of its business (i.e. shorter lead times for its products and services) the ASC Group had no material backlog at September 30, 2008 and 2007.
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
D. Employees
The number of the Company’s employees increased from approximately 340 at the beginning of fiscal year 2008 to approximately 360 employees at the end of fiscal 2008. The increase was principally a result of the additional employees hired to support the growth in the Company’s businesses in general and the ACM Group in particular. The Company is a party to collective bargaining agreements with certain employees located at its Cleveland, Ohio and Minneapolis, Minnesota facilities. The ACM Group union contract expires in May 2010 (effective since May 2005) and the Repair Group union contract expires July 2009 (effective since July 2005). Management considers its relations with the Company’s employees to be good.
E. Non-U.S. Operations
The Company’s products and services are distributed and performed in U.S. as well as non-U.S. markets. The Company commenced its operations in Ireland in 1981 and ceased such operations in 2007. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. The Company commenced its operations in Sweden as a result of an acquisition of a business in 2006. Wholly-owned subsidiaries operate the Company’s service and distribution facilities in the United Kingdom, France and Sweden.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 11 to the Consolidated Financial Statements included in Item 8.
As of September 30, 2008, a significant portion (approximately 50%) of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.
Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2008 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•	The Turbine Component Services and Repair Group operates a single facility in Minneapolis, Minnesota with a total of 59,000 square feet and that is involved in the repair and remanufacture of small aerospace turbine engine components. In addition, the Repair Group owns a building and land located in Cork, Ireland (59,000 square feet) that (i) is subject to a long-term lease arrangement with PAS Technologies Ireland, the acquirer of the Repair Group’s industrial turbine engine component repair business in fiscal 2007, and (ii) is being marketed for sale as of September 30, 2008.

•	The Aerospace Component Manufacturing Group operates in a single, owned 240,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•	The Applied Surface Concepts Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The Group leases space aggregating 52,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The Group also operates in an owned 3,000 square foot facility in Rattvik, Sweden.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2008 fiscal year.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the American Stock Exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low sales price for the Company’s Common Shares as reported by the American Stock Exchange.

	Years Ended September 30,
	2008		2007
	High	Low	High	Low
First Quarter	$23.20	$14.60	$7.30	$4.15
Second Quarter	16.78	9.80	10.91	4.51
Third Quarter	15.40	10.08	21.29	8.61
Fourth Quarter	10.95	7.60	25.50	13.50

Performance Graph
     Set forth below is a graph comparing the returns to shareholders of the Company’s Common Shares to the returns to shareholders of the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Group. The graph assumes (i) that the value of the investment in the Common Shares, the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Group was $100 on September 30, 2003 and (ii) the reinvestment of dividends.
Comparison of Five-Year Return Performance of
SIFCO Industries, Inc., the S&P 500 Index
and the S&P Aerospace/Defense Group
Dividends and Shares Outstanding
The Company has not declared or paid any cash dividends within the last two (2) fiscal years and does not anticipate paying any such dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2008, there were approximately 644 shareholders of record of the Company’s Common Shares, as reported by National City Corporation, the Company’s Transfer Agent and Registrar, which maintains it corporate offices at National City Center, 1900 East Ninth Street, Cleveland, Ohio 44101-0756.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

	Years Ended September 30,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)

Statement of Operations Data
Net sales	$101,391	$87,255	$68,606	$52,863	$53,798
Income (loss) from continuing operations before income tax provision	8,820	10,255	(35)	(2,424)	(3,298)
Income tax provision	3,277	1,483	14	541	75
Income (loss) from continuing operations	5,543	8,772	(49)	(2,965)	(3,373)
Income (loss) from continuing operations per share (basic)	1.05	1.67	(0.01)	(0.57)	(0.65)
Income (loss) from continuing operations per share (diluted)	1.04	1.66	(0.01)	(0.57)	(0.65)
Income (loss) from discontinued operations, net of tax	287	(2,044)	1,009	2,769	(2,573)
Net income (loss)	5,830	6,728	960	(196)	(5,946)
Net income (loss) per share (basic)	1.10	1.28	0.18	(0.04)	(1.14)
Net income (loss) per share (diluted)	1.09	1.27	0.18	(0.04)	(1.14)
Cash dividends per share	—	—	—	—	—

Shares Outstanding at Year End	5,295	5,281	5,222	5,222	5,214

Balance Sheet Data
Working capital	$34,315	$32,350	$15,011	$9,619	$16,029
Property, plant and equipment, net	10,253	10,570	14,059	18,744	19,882
Total assets	60,149	60,889	48,775	49,523	59,759
Long-term debt, net of current maturities	269	2,986	427	10	5,797
Other long-term liabilities	5,745	5,613	5,939	8,645	8,108
Total shareholders’ equity	40,679	36,778	25,183	22,398	24,802
Shareholders’ equity per share	7.68	6.96	4.82	4.29	4.76

Financial Ratios
Return on beginning shareholders’ equity	15.9%	26.7%	4.3%	(0.8)%	(19.6)%
Long-term debt to equity percent	0.7%	8.1%	1.7%	—	23.4%
Current ratio	3.6	3.1	1.9	1.5	1.8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) future business environment, including capital and consumer spending; (2) competitive factors, including the ability to replace business which may be lost; (3) successful development of turbine repair processes and/or the procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introductions of new products and services; (6) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (7) the impact on business conditions, and on the aerospace industry in particular, of the global terrorism threat; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines vs. regional and business aircraft powered by turbofan engines; (9) continued reliance on several major customers for revenues; (10) the Company’s ability to continue to have access to its revolving credit facility and to comply with the terms of its credit agreement, including financial covenants, (11) the impact on future contributions to the Company’s defined benefit pension plan due to changes in actuarial assumptions and the market value of plan assets; and (12) stable governments, business conditions, laws, regulations and taxes in the economic environments where business is conducted.
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing. The products include forged components, machined forged parts and other machined metal parts, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following — (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
1. Fiscal Year 2008 Compared with Fiscal Year 2007
Net sales from continuing operations in fiscal 2008 increased 16.2% to $101.4 million, compared with $87.3 million in the comparable period in fiscal 2007.
Income from continuing operations before income taxes in fiscal 2008 was $8.8 million, compared with $10.3 million in the comparable period in fiscal 2007. Included in the $8.8 million of income from continuing operations before income taxes in fiscal 2008 was (i) $0.5 million of expense related to the business settlement of a product dispute that originated in fiscal 2007, (ii) $0.8 million of expense related to the impairment of a long-lived asset, and (iii) a LIFO provision of $1.7 million. Included in the $10.3 million of income from continuing operations before income taxes in fiscal 2007 was (i) $0.1 million of expense related to the business settlement of a product dispute that originated in fiscal 2007 and (ii) a LIFO provision of $0.3 million.
Income (loss) from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in fiscal 2007 and the large aerospace turbine engine component repair business that was sold in fiscal 2006, was income of $0.3 million in fiscal 2008, compared with a $2.0 million loss in the comparable period in fiscal 2007. Included in the $2.0 million loss from discontinued operations in fiscal 2007 were (i) grant income of $2.1 million and (ii) a loss of approximately $0.8 million from the divestiture in fiscal 2007 of a business and certain related assets, as explained more fully in Notes 4 and 9, respectively, to the Consolidated Financial Statements.
Net income in fiscal 2008 was $5.8 million, compared with $6.7 million in the comparable period in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2008 increased 20.0% to $72.0 million, compared with $60.0 million in the comparable period of fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $7.6 million to $38.2 million in fiscal 2008, compared with $30.6 million in the comparable period in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.8 million to $19.9 million in fiscal 2008, compared with $18.1 million in the comparable period in fiscal 2007. Net sales of airframe components for large aircraft increased $0.5 million to $7.6 million in fiscal 2008, compared with $7.1 million in the comparable period in fiscal 2007. Net sales of turbine engine components for large aircraft increased $1.3 million to $3.0 million in fiscal 2008, compared with $1.7 million in the comparable period in fiscal 2007. Commercial product sales and other revenues were $3.3 million and $2.5 million in fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $33.4 million in fiscal 2008, compared with $25.7 million in the comparable period in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.

The ACM Group’s selling, general and administrative expenses increased $1.2 million to $4.9 million, or 6.8% of net sales, in fiscal 2008, compared with $3.7 million, or 6.1% of net sales, in the comparable period in fiscal 2007. The $1.2 million increase in selling, general and administrative expenses in fiscal 2008 was principally due to a $0.6 million payment to a customer that was made to achieve an amicable settlement related to a product dispute that originated in fiscal 2007, of which $0.1 million was expensed in fiscal 2007, and that the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in fiscal 2008 and 2007 were $4.4 million, or 6.1% of net sales, and $3.6 million, or 6.0% of net sales, respectively. The remaining $0.8 million increase in selling, general and administrative expenses in fiscal 2008 compared to the same period in fiscal 2007 was principally due to (i) a $0.3 million increase in variable selling cost principally due to the increase in net sales, (ii) a $0.2 million increase in compensation and related expenses, and (iii) a $0.1 million increase in bad debt expense.
During the fourth quarter of fiscal 2008, the ACM group recorded $0.8 million of expense related the impairment of a long-lived asset.
The ACM Group’s operating income in fiscal 2008 was $9.9 million, compared with $10.3 million in the comparable period in fiscal 2007. Included in the $9.9 million of operating income in fiscal 2008 were the aforementioned $1.3 million of expenses related to the amicable settlement of a product dispute and the impairment of a long-lived asset. The $11.2 million of operating income in fiscal 2008, before these $1.3 million of expenses, reflected an improvement relative to fiscal 2007 principally due to the positive impact on margins resulting from higher production and sales volumes in the fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. The positive impact of the improved leverage of its fixed operating cost were partially offset by the negative impact of (i) a $1.4 million increase in the LIFO provision and (ii) higher variable labor costs recognized in fiscal 2008, compared to the same period in fiscal 2007.
Turbine Component Services and Repair Group (“Repair Group”)
During fiscal 2008, net sales, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 10.8% to $14.3 million, compared with $12.9 million in the comparable fiscal 2007 period.
During fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $1.3 million, or 9.2% of net sales, compared with $1.4 million, or 10.5% of net sales, in the comparable fiscal 2007 period. Included in selling, general and administrative expenses during both fiscal 2008 and 2007 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses were $1.4 million, or 9.9% of net sales, and $1.5 million, or 11.2% of net sales, during such periods.
The Repair Group’s operating results from continuing operations were a loss of $0.3 million in fiscal 2008 compared with income of $0.7 million, in the comparable fiscal 2007 period. Included in the $0.3 million operating loss during fiscal 2008 were (i) the aforementioned $0.1 million of bad debt recovery, (ii) $0.1 million of income from the sale of previously reserved inventory, and (iii) $0.1 million of income related to the renegotiation of a vendor obligation. Despite these favorable items, the reason that operating results did not improve with the higher volumes during fiscal 2008 is due principally to startup costs related to the production launch of a new component repair program and a change in product sales mix to less favorable margin products.
Applied Surface Concepts Group (“ASC Group”)
Net sales increased 5.3% to $15.1 million, compared with $14.3 million in the comparable fiscal 2007 period. In fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased $0.4 million to $7.5 million, compared with $7.1 million in the same period in fiscal 2007. In fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.3 million to $7.4 million, compared with $7.1 million in the same period in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in fiscal 2008 of approximately $0.3 million.
The ASC Group’s selling, general and administrative expenses decreased $0.1 million to $4.3 million, or 28.7% of net sales, in fiscal 2008, compared with $4.4 million, or 31.0% of net sales in the comparable fiscal 2007 period. The $0.1 million decrease in selling, general and administrative expenses in fiscal 2008 was principally due to a reduction in compensation and benefit related expenses attributable to certain salaried support positions that have either been eliminated or, if not eliminated, have not yet been replaced.
The ASC Group’s operating income in fiscal 2008 was $1.3 million, compared with $1.0 million in the same period in fiscal 2007. This $0.3 million increase in operating income is principally due to (i) a decrease in selling, general and administrative expenses discussed above and (ii) improved operating margins due to higher sales. These gains were partially offset by (i) rising precious metals commodity costs that could not be fully passed on to customers and (ii) higher compensation expense due to the hiring of additional operations personnel.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $2.0 million in fiscal 2008, compared with $1.7 million in the same period in fiscal 2007. The $0.3 million increase in fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services. These increases were partially offset by a decrease in incentive expense.
Other/General
Interest expense from continuing operations was $0.1 million and $0.2 million in fiscal 2008 and 2007, respectively. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in fiscal years 2008 and 2007.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2008	2007	2008	2007
Revolving credit agreement	6.8%	8.8%	$1.4 million	$1.4 million
The Company believes that inflation did not materially affect its results of operations in fiscal 2008 or fiscal 2007, and does not expect inflation to be a significant factor in fiscal 2009.
2. Fiscal Year 2007 Compared With Fiscal Year 2006
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
During fiscal 2007, the ACM Group’s selling, general and administrative expense increased $0.5 million to $3.7 million, or 6.1% of net sales, compared with $3.2 million, or 7.3% of net sales, in fiscal 2006. The $0.5 million increase in fiscal 2007 was principally due to (i) an increase in the ACM Group’s compensation expense, including incentive compensation, resulting from the hiring of certain additional personnel to support the growth in the ACM Group’s business and (ii) variable selling costs resulting from the overall significant increase in net sales and operating income during fiscal 2007 compared with fiscal 2006.
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

B. Liquidity and Capital Resources
Cash and cash equivalents increased to $10.4 million at September 30, 2008, compared with $5.5 million at September 30, 2007. At September 30, 2008, $5.5 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $9.7 million of cash (of which $9.8 million was provided by continuing operations) in fiscal 2008, compared with $4.4 million of cash used by operating activities (of which $1.1 million was used for continuing operations) in fiscal 2007. The $9.8 million of cash provided by operating activities of continuing operations in fiscal 2008 was primarily due to (i) $11.0 million of income from continuing operations before such non-cash items as depreciation expense, asset impairment charges, LIFO provision and deferred taxes and (ii) a $3.4 million decrease in inventory, excluding the $1.7 million increase in the LIFO reserve. These sources of cash were offset principally by (i) a $1.3 million decrease in other long-term liabilities, (ii) a $1.4 million decrease in accounts payable and accrued liabilities and (iii) a $1.3 million increase in refundable income taxes. The changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s response to the increased demand in its business as measured by its sales levels, (ii) the ACM Group’s efforts to improve the optimization of its inventory levels during such periods of increased demand, (iii) collections from customers, (iv) the relative timing of payments to suppliers and (v) the amount of progress payments made for projected income tax obligations. The change in other long-term liabilities is principally attributable to the funding of a U.S. defined benefit pension plan.
Capital expenditures, all of which were from continuing operations, were $2.0 million in fiscal 2008 compared with $1.4 million (of which $0.9 million were from continuing operations) in fiscal 2007. Capital expenditures during fiscal 2008 consist of $1.1 million by the ACM Group, $0.4 million by the ASC Group and $0.5 million by the Repair Group. The Company anticipates that capital expenditures will be within the range of $3.0 to $4.0 million in fiscal 2009 to support the projected growth in the Company’s businesses.
At September 30, 2008, the Company had an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on July 1, 2009 and bears interest at the bank’s base rate. The interest rate was 5.00% at September 30, 2008. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2008, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2008.
In December 2008, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement from July 1, 2009 to October 1, 2010.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2009.
C. Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement and that have, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

D. Other Contractual Obligations
The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2008 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	(Amounts in thousands)
		Less than	>1 up to	>3 up to	More than
Other Contractual Obligations	Total	1 year	3 years	5 years	5 years
Debt obligations	$9	$2	$3	$4	$—
Capital lease obligations	398	129	241	28	—
Operating lease obligations	1,354	493	697	164	—

Total	$1,761	$624	$941	$196	$—

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2008 for raw materials and supplies required in the normal course of business. Included in other long-term liabilities in the Company’s balance sheet as of September 30, 2008 is $1.6 million of liabilities related to the Company’s defined benefit pension plans. The Company is expected to fund $0.4 million of pension obligations in fiscal 2009.
E. Outlook
The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.
The financial condition of many airlines in the U.S. and throughout the world, while showing improvement, continues to be weak. The U.S. airline industry has received U.S. government assistance, while some airlines have entered and/or proceeded through the bankruptcy reorganization process, and others continue to pursue major restructuring initiatives, which appear to have had a positive impact on operating results in recent periods. Modest improvements in the commercial airlines and the continuation of relatively strong demand in the aircraft and related engine industries have been complemented by relatively strong U.S. military spending for aircraft and related components. The air transport industry’s long-term outlook has been one of continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs. The air transport industry is currently benefiting from several favorable trends including: (i) projected growth in air traffic, (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft. However, the current global economic crisis has created significant reductions in available capital and liquidity from banks and other providers of credit. Therefore, this crisis may adversely affect the ability of the Company’s customers and lenders to fulfill their obligations, and a continued deterioration in the global economy could result in reduced demand for the products and services that the Company provides. While Management’s current outlook for the air transport industry continues to remain favorable in the near term, the Company is beginning to see some of its key customers extend/delay their required delivery schedules.
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
Inventories
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains formal policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order. Management’s judgment is necessary in determining the realizable value of these products to arrive at the proper allowance for obsolete and excess inventory.
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
Deferred Tax Valuation Allowance
The Company accounts for deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2008, the Company’s net deferred tax liability before any valuation allowance was $1.3 million.
At September 30, 2006, the income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis was offset by a valuation allowance of $4.6 million based on an assessment of the Company’s ability to realize such benefits. In assessing the Company’s ability to realize its deferred tax assets, management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. During fiscal 2007, the Company reversed a substantial majority of the valuation allowance based on the Company’s determination that, at that time, it was more likely than not that the benefit would be realized through future taxable income.

G. Impact of Newly Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities —an amendment of SFAS No. 133”. The objective of this Statement is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no hedging arrangements in place.
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110. This guidance continues to allow companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Because the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term, the Company will continue use the simplified method in determining the expected term of the stock options granted to date.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require expanded disclosure related to the ownership interests in subsidiaries held by parties other than the parent. Such ownership interest(s) shall be clearly identified, labeled, and presented in the consolidated financial statement and shall provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies to all for-profit entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. At present, the Company has no current non-controlling ownership in any of its subsidiaries.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2008, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At September 30, 2008, the Company’s assets and liabilities denominated in the pound sterling, the euro and Swedish krona were as follows (amounts in thousands):

	Pound Sterling	Euro	Swedish Krona
Cash and cash equivalents	21	318	843
Accounts receivable	176	480	1,405
Accounts payable	83	74	69
Accrued liabilities	62	397	2,679
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a U.S. bank. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2008 rate, and assuming no change in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail. The Company is not a party to any hedging or other interest rate risk management agreements.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
SIFCO Industries, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 7 to the consolidated financial statements, effective September 30, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R)”.
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 14, 2008.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2008	2007	2006
Net sales	$101,391	$87,255	$68,606
Operating expenses:
Cost of goods sold	79,161	65,835	57,662
Selling, general and administrative expenses	12,495	11,173	11,106
Loss (gain) on disposal or impairment of operating assets	757	(137)	89

Total operating expenses	92,413	76,871	68,857

Operating income (loss)	8,978	10,384	(251)

Interest income	(24)	(4)	(52)
Interest expense	149	167	77
Foreign currency exchange loss (gain), net	35	(20)	6
Other income, net	(2)	(14)	(247)

Income (loss) from continuing operations before income tax provision	8,820	10,255	(35)

Income tax provision	3,277	1,483	14

Income (loss) from continuing operations	5,543	8,772	(49)

Income (loss) from discontinued operations, net of tax	287	(2,044)	1,009

Net income	$5,830	$6,728	$960

Income (loss) per share from continuing operations
Basic	$1.05	$1.67	$(0.01)
Diluted	$1.04	$1.66	$(0.01)

Income (loss) per share from discontinued operations, net of tax
Basic	$0.05	$(0.39)	$0.19
Diluted	$0.05	$(0.39)	$0.19

Net income per share
Basic	$1.10	$1.28	$0.18
Diluted	$1.09	$1.27	$0.18

Weighted-average number of common shares (basic)	5,291	5,246	5,222
Weighted-average number of common shares (diluted)	5,340	5,286	5,227
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$10,440	$5,510
Receivables, net	19,130	19,473
Inventories	11,730	16,897
Refundable income taxes	1,309	—
Deferred income taxes	1,541	2,423
Prepaid expenses and other current assets	463	370
Assets held for sale	3,158	3,189

Total current assets	47,771	47,862

Property, plant and equipment:
Land	578	580
Buildings	9,933	9,727
Machinery and equipment	34,110	33,234

	44,621	43,541
Accumulated depreciation	34,368	32,971

Property, plant and equipment, net	10,253	10,570

Other assets	2,125	2,457

Total assets	$60,149	$60,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$94	$87
Accounts payable	8,310	9,735
Accrued liabilities	5,052	5,690

Total current liabilities	13,456	15,512

Long-term debt, net of current maturities	269	2,986

Deferred income taxes	3,295	3,655

Other long-term liabilities	2,450	1,958

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,295 shares in 2008 and 5,281 shares in 2007	5,295	5,281
Additional paid-in capital	6,399	6,352
Retained earnings	35,658	29,828
Accumulated other comprehensive loss	(6,673)	(4,683)

Total shareholders’ equity	40,679	36,778

Total liabilities and shareholders’ equity	$60,149	$60,889

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$5,830	$6,728	$960
Loss (income) from discontinued operations, net of tax	(287)	2,044	(1,009)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,483	1,447	1,407
Loss (gain) on disposal of property, plant and equipment	1	(141)	(1,061)
Deferred income taxes	1,184	1,208	34
Share transactions under employee stock plan	60	88	139
Asset impairment charges	757	—	289
Changes in operating assets and liabilities:
Receivables	(58)	(3,512)	(2,946)
Inventories	5,124	(9,197)	(279)
Refundable income taxes	(1,311)	8	—
Prepaid expenses and other current assets	(110)	11	79
Other assets	(184)	888	3
Accounts payable	(650)	(148)	2,408
Accrued liabilities	(705)	371	204
Other long-term liabilities	(1,337)	(915)	(792)

Net cash provided by (used for) operating activities of continuing operations	9,797	(1,120)	(564)
Net cash used for operating activities of discontinued operations	(62)	(3,248)	(1,317)

Cash flows from investing activities:
Capital expenditures	(2,012)	(874)	(1,141)
Proceeds from disposal of property, plant and equipment	1	63	1,150
Acquisition of business	—	—	(434)
Other	—	118	139

Net cash used for investing activities of continuing operations	(2,011)	(693)	(286)
Net cash provided by investing activities of discontinued operations	—	3,228	7,533

Cash flows from financing activities:
Proceeds from revolving credit agreement	21,029	32,091	18,416
Repayments of revolving credit agreement	(23,629)	(29,908)	(17,999)
Proceeds from other indebtedness	—	180	287
Repayments of long-term debt	—	(236)	(297)
Repayments of capital lease obligations	(109)	(75)	—

Net cash provided by (used for) financing activities of continuing operations	(2,709)	2,052	407
Net cash used for financing activities of discontinued operations	—	—	(1,913)

Increase in cash and cash equivalents	5,015	219	3,860
Cash and cash equivalents at beginning of year	5,510	4,744	884
Effect of exchange rate changes on cash and cash equivalents	(85)	547	—

Cash and cash equivalents at end of year	$10,440	$5,510	$4,744

Supplemental disclosure of cash flow information:
Cash paid for interest	$(172)	$(107)	$(131)
Cash paid for income taxes, net	$(3,598)	$(635)	$(523)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

				Accumulated
		Additional		Other		Common Shares	Total
	Common	Paid-In	Retained	Comprehensive	Unearned	Held in	Shareholders’
	Shares	Capital	Earnings	Loss	Compensation	Treasury	Equity
Balance — September 30, 2005	$5,228	$6,282	$22,140	$(11,149)	$(60)	$(43)	$22,398

Comprehensive income:
Net income	—	—	960	—	—	—	960
Foreign currency translation adjustment	—	—	—	75	—	—	75
Currency exchange contract adjustment	—	—	—	288	—	—	288
Minimum pension liability adjustment, net of tax	—	—	—	1,324	—	—	1,324

Total comprehensive income							2,747

Stock option expense	—	78	—	—	—	—	78
Share transactions under employee stock plans	(6)	(37)	—	—	60	43	60

Balance — September 30, 2006	$5,222	$6,323	$23,100	$(9,462)	$—	$—	$25,183

Comprehensive income:
Net income	—	—	6,728	—	—	—	6,728
Foreign currency translation adjustment	—	—	—	2,285	—	—	2,285
Minimum pension liability adjustment, net of tax	—	—	—	2,819	—	—	2,819

Total comprehensive income							11,832

Adjustment to initially apply SFAS No. 158, net of tax as of September 30, 2007	—	—	—	(325)	—	—	(325)
Stock option expense	—	32	—	—	—	—	32
Share transactions under employee stock plans	59	(3)	—	—	—	—	56

Balance — September 30, 2007	$5,281	$6,352	$29,828	$(4,683)	$—	$—	$36,778

Comprehensive income:
Net income	—	—	5,830	—	—	—	5,830
Foreign currency translation adjustment	—	—	—	(500)	—	—	(500)
Pension liability adjustment, net of tax	—	—	—	(1,490)	—	—	(1,490)

Total comprehensive income							3,840

Stock option and performance share expense	—	50	—	—	—	—	50
Share transactions under employee stock plans	14	(3)	—	—	—	—	11

Balance — September 30, 2008	$5,295	$6,399	$35,658	$(6,673)	$—	$—	$40,679

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2008, 2007 and 2006
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining and selective electrochemical finishing; and the products include forged components, machined forged parts and other machined metal parts, remanufactured components for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group and (3) Applied Surface Concepts Group.
B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2006, the functional currency of the Irish subsidiary is the euro because a substantial majority of the subsidiary’s transactions subsequent to September 30, 2006 are denominated in euros. Prior to October 1, 2006, the functional currency of the Irish subsidiary was the U.S. dollar because a substantial majority of the subsidiary’s transactions prior to October 1, 2006 were denominated in U.S. dollars. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $583 and $603 at September 30, 2008 and 2007 respectively. During fiscal 2008 and 2007, $257 and $214 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $254, $147 and $121 in fiscal 2008, 2007 and 2006, respectively.
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 42% of the Company’s net sales in 2008 were to four (4) of its largest customers, with an additional 12% of combined net sales to various direct subcontractors to those four (4) customers. No other single group or customer represents greater than 5% of total net sales in 2008. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2008.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Cost is determined by the Company’s ACM Group using the last-in, first-out (“LIFO”) method for approximately 76% and 80% of the Company’s inventories at September 30, 2008 and 2007, respectively. Cost is determined using the specific identification method for approximately 8% and 7% of the Company’s inventories at September 30, 2008 and 2007, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains formal policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order.

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
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, and if such excess carrying value is determined to be permanent, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment charges of $757 were recorded in the fourth quarter of fiscal 2008 related to certain machinery and equipment of the Company’s ACM Group. The machinery and equipment was determined to be permanently impaired and, therefore, the carrying value of such assets was reduced to its net realizable value.
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
I. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, derecognition, and measurement of benefits related to an entity’s uncertain tax position(s). FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 in fiscal 2008 did not have a material impact on the Company’s financial position, cash flows and results of operations. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties. If the Company had recorded any such liabilities or any related interest and penalties, it would have classified the interest on uncertain tax benefits as interest expense and income tax penalties as selling, general and administrative expenses.
J. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosure about Derivative Instruments and Hedging Activities —an amendment of SFAS No. 133”. The objective of this Statement is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently has no hedging arrangements in place.
In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110. This guidance continues to allow companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under SFAS No. 123(R), “Share-Based Payment”. The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Because the Company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term, the Company will continue to use the simplified method in determining the expected term of the stock options granted to date.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require expanded disclosure related to the ownership interests in subsidiaries held by parties other than the parent. Such ownership interest(s) shall be clearly identified, labeled, and presented in the consolidated financial statement and shall provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies to all for-profit entities that prepare consolidated financial statements, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. At present, he Company has no non-controlling ownership in any of its subsidiaries.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2008 and 2007, the Company had no forward exchange contracts outstanding.
M. RESEARCH AND DEVELOPMENT
Research and development costs from continuing operations are expensed as incurred. Research and development expense from continuing operations was approximately $672, $880 and $622 in fiscal 2008, 2007 and 2006, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
N. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income is included on the Consolidated Statements of Shareholders’ Equity. The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets at September 30 are as follows:

	2008	2007	2006
Foreign currency translation adjustment	$(4,858)	$(4,358)	$(6,643)
SFAS No. 158 net pension liability, net of tax	(1,815)	(325)	—
Minimum pension liability adjustment, net of tax	—	—	(2,819)

Total accumulated other comprehensive loss	$(6,673)	$(4,683)	$(9,462)

O. RECLASSIFICATIONS
Certain amounts in prior years may have been reclassified to conform to the 2008 consolidated financial statement presentation.
2. Inventories
Inventories at September 30 consist of:

	2008	2007
Raw materials and supplies	$3,792	$7,579
Work-in-process	5,574	6,433
Finished goods	2,364	2,885

Total inventories	$11,730	$16,897

If the FIFO method had been used for the entire Company, inventories would have been $8,903 and $7,191 higher than reported at September 30, 2008 and 2007, respectively.
3. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2008	2007
Accrued employee compensation and benefits	$1,836	$2,199
Accrued workers’ compensation	1,107	1,190
Accrued income taxes	221	358
Accrued utilities	388	306
Accrued royalties	162	394
Accrued legal and professional	331	252
Other accrued liabilities	1,007	991

Total accrued liabilities	$5,052	$5,690

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
Certain grants that were subject to repayment expired during fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of $2,143 in income (loss) from discontinued operations, net of tax, during fiscal 2007 in the accompanying consolidated statement of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2008 and September 30, 2007, which amounted to $442 and $421, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
5. Long-Term Debt
Long-term debt at September 30 consists of:

	2008	2007
Revolving credit agreement	$—	$2,600
Capital lease obligations	354	463
Other	9	10

	363	3,073
Less — current maturities	94	87

Total long-term debt	$269	$2,986

At September 30, 2008, the Company had an $8,000 revolving credit agreement with a bank subject to sufficiency of collateral that expires on July 1, 2009 and bears interest at the bank’s base rate. The interest rate was 5.00% and 8.25% at September 30, 2008 and 2007, respectively. The daily average balance outstanding against the revolving credit agreement was $1,406 and $1,363 during 2008 and 2007, respectively. A commitment fee of 0.35% is incurred on the unused balance. At September 30, 2008, the Company had $7,955 available under its $8,000 revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the United States of America and a guarantee by its U.S. subsidiaries.
In December 2008, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement from July 1, 2009 to October 1, 2010.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2008.
6. Income Taxes
The components of income (loss) from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2008	2007	2006
U.S.	$8,282	$9,876	$155
Non-U.S.	538	379	(190)

Income (loss) from continuing operations before income tax provision	$8,820	$10,255	$(35)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The income tax provision consists of the following:

	Years Ended September 30,
	2008	2007	2006
Current income tax provision:
U.S. federal	$1,550	$95	$—
U.S. state and local	336	115	—
Non-U.S.	210	65	14

Total current tax provision	2,096	275	14
Deferred income tax provision (benefit):
U.S. federal	1,066	1,276	—
U.S. state and local	163	(83)	—
Non-U.S.	(48)	15	—

Total deferred tax provision	1,181	1,208	—

Income tax provision	$3,277	$1,483	$14

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2008	2007	2006
Income (loss) from continuing operations before income tax provision	$8,820	$10,255	$(35)
Less-U.S. state and local income tax provision	499	32	—

Income (loss) from continuing operations before U.S. and non-U.S. income tax provision	$8,321	$10,223	$(35)

Income tax provision (benefit) at U.S. federal statutory rate	$2,829	$3,476	$(12)
Tax effect of:
Business expenses not deductible for tax	27	265	—
Recognition of excess tax basis of assets	—	(704)	—
Undistributed earnings of non-U.S. subsidiaries	11	1,837	—
Reversal of deferred tax valuation allowance	—	(2,999)	—
State and local income taxes	499	32	—
Other	(89)	(424)	26

Income tax provision	$3,277	$1,483	$14

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Deferred tax assets and liabilities at September 30 consist of the following:

	2008	2007
Deferred tax assets:
Net U.S. operating loss carryforwards	$—	$290
Net non-U.S. operating loss carryforwards	622	575
Employee benefits	433	—
Inventory reserves	621	926
Asset impairment reserve	366	122
Allowance for doubtful accounts	136	154
Foreign tax credits	2,822	2,667
Net state operating loss carry forwards	9	110
Alternative minimum tax credit carry forwards	—	290
Other	77	148

Total deferred tax assets	5,086	5,282

Deferred tax liabilities:
Depreciation	(1,819)	(1,561)
Unremitted foreign earnings	(4,541)	(4,136)
Employee benefits	—	(301)

Total deferred tax liabilities	(6,360)	(5,998)

Net deferred tax liabilities	(1,274)	(716)
Valuation allowance	(480)	(516)

Net deferred tax liabilities	$(1,754)	$(1,232)

At September 30, 2008 the Company has U.S. state as well as non-U.S. tax loss carryforwards of approximately $95 and $5,869, respectively. The non-U.S. tax loss carryforwards do not expire.
During fiscal 2007, the Company recorded a decrease of $4,092 in the valuation allowance against its net deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the remaining valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. $2,999 of the valuation allowance reversal was recognized in the Company’s fiscal 2007 income tax provision. $958 of the valuation allowance reversal related to the Company’s pension liabilities and, therefore, was recognized through other comprehensive income. The Company’s discontinued operations recognized $36 and $135 reductions of the valuation allowance against its net deferred tax assets in fiscal years 2008 and 2007, respectively.
Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. deferred federal income tax liabilities have been established were approximately $2,140 at September 30, 2008. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $56.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to fiscal year 2002.

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
In 2006, the Company’s Irish subsidiary advised the trustees of its two non-U.S. defined benefit pension plans that the Company would cease making contributions to such plans effective August 1, 2006. The trustees subsequently advised the Company that the trustees would wind-up both defined benefit pension plans during fiscal 2007. As of September 30, 2008, the trustees have advised the Company that the wind-up process for both such plans is complete with no further obligation on the part of the Company or its Irish subsidiary. For financial reporting purposes, the Company’s actions with respect to these two non-U.S. plans resulted in (i) the curtailment of both plans in fiscal 2006, (ii) no net curtailment gain or loss being recognized in the accompanying consolidated statement of operations for fiscal 2006, and (iii) all required settlement distributions being made to plan participants as of September 30, 2008.
The Company uses a July 1 measurement date for its U.S. defined benefit pension plans. For 2008 and 2007, the Company’s defined benefit plans had accumulated benefit obligations of $16,282 and $18,789. Net pension expense for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2008	2007	2006
Service cost	$242	$280	$945
Interest cost	951	990	1,463
Expected return on plan assets	(1,430)	(1,195)	(1,616)
Amortization of prior service cost	132	132	132
Amortization of net (gain) loss	(71)	105	(51)

Net pension expense (income) for defined benefit plan	$(176)	$312	$873

The status of all U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

	2008	2007
Benefit obligations:
Benefit obligations at beginning of year	$18,789	$27,031
Service cost	242	280
Interest cost	951	990
Actuarial (gain) loss	(115)	(1,478)
Benefits paid	(441)	(621)
Plan terminations	(3,141)	(8,177)
Currency translation adjustments	(3)	764

Benefit obligations at end of year	$16,282	$18,789

Plan assets:
Plan assets at beginning of year	$19,899	$24,905
Actual return on plan assets	(1,174)	2,046
Employer contributions	1,564	982
Benefits paid	(441)	(621)
Plan terminations	(3,141)	(8,177)
Currency translation adjustments	(3)	764

Plan assets at end of year	$16,704	$19,899

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Plans in which		Plans in which
	Assets Exceed Benefit		Benefit Obligations
	Obligations at		Exceed Assets at
	September 30,		September 30,
	2008	2007	2008	2007
Reconciliation of Funded Status:
Plan assets in excess of (less than) projected benefit obligations	$2,014	$2,330	$(1,592)	$(1,220)
Amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	(1,070)	(1,571)	3,544	1,484
Prior service cost	340	433	106	145
Contribution between measurement date and fiscal year-end	—	—	—	205

Net amount recognized in the consolidated balance sheets	$1,284	$1,192	$2,058	$614

Amounts recognized in the Consolidated Balance Sheets are:
Other assets	$2,014	$2,330	$—	$—
Other long-term liabilities	—	—	(1,592)	(1,016)
Accumulated other comprehensive loss — pretax	(730)	(1,138)	3,650	1,630

Net amount recognized in the consolidated balance sheets	$1,284	$1,192	$2,058	$614

As of September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” and the related requirement to recognize the funded status of its defined benefit pension plans as an asset or liability in the consolidated balance sheet. The adoption resulted in (i) an increase of $1,138 to other assets, (ii) an increase of $1,630 to other long-term liabilities, (iii) an increase of $167 to deferred tax assets and (iv) an increase of $325 to accumulated other comprehensive loss.
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during 2009 are as follows:

	Plans in which	Plans in which
	Assets Exceed	Benefit
	Benefit	Obligations
	Obligations	Exceed Assets
Net loss (gain)	$(99)	$150
Prior service cost	93	40

Total	$(6)	$190

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2008	2007	2006
Discount rate for liabilities	6.7%	6.3%	6.3%
Discount rate for expenses	6.3%	6.3%	5.5%
Expected return on assets	8.7%	8.2%	7.2%
Rate of compensation increase	—	—	1.0%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table sets forth the asset allocation of the Company’s defined benefit pension plan assets:

	September 30, 2008		September 30, 2007
	Asset	% Asset	Asset	% Asset
	Amount	Allocation	Amount	Allocation
Equity securities	$10,612	64%	$10,659	54%
Debt securities	5,893	35%	5,928	30%
Other securities	199	1%	3,312	16%

Total	$16,704	100%	$19,899	100%

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
The Company expects to make contributions of $353 to its defined benefit pension plans during fiscal 2009. The following benefit payment amounts are expected to be paid in the future:

Projected
Years Ending	Benefit
September 30,	Payments
2009	$1,088
2010	775
2011	876
2012	955
2013	1,535
2014-2018	6,257
The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2008, 2007 and 2006 were $44, $43 and $48, respectively.
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents up to 5% of eligible participant compensation. The Company’s regular matching contribution expense for this defined contribution plan in 2008, 2007 and 2006 was $273, $229 and $221, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2008, 2007 and 2006 was $211, $158 and $0, respectively.
The Company’s United Kingdom subsidiary sponsors a defined contribution plan for certain of its employees. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2008, 2007 and 2006 was $19, $24 and $31, respectively.
The Company’s Swedish subsidiary sponsors three defined contribution plans for its employees. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in 2008, 2007 and 2006 was $24, $21 and $24, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
8. Stock-Based Compensation
The Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the initial aggregate number of stock options that were available to be granted was 200,000. The aggregate number of stock options that were available to be granted under the 1998 Plan in any fiscal year was limited to 1.5% of the total outstanding common shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2008, no further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Option activity is as follows:

	Years Ended September 30,
	2008	2007	2006
Options at beginning of year	110,500	261,000	278,000
Weighted average exercise price	$4.46	$6.55	$6.40
Options exercised during the year	(17,250)	(113,000)	—
Weighted average exercise price	$3.69	$8.91	$—
Options canceled during the year	—	(37,500)	(17,000)
Weighted average exercise price	$—	$5.59	$4.14
Options at end of year	93,250	110,500	261,000
Weighted average exercise price	$4.60	$4.46	$6.55
Options exercisable at end of year	86,750	92,500	205,750
Weighted average exercise price	$4.67	$4.61	$7.32
As of September 30, 2008 and 2007, there was $4 and $18, respectively, of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of less than one year as of September 30, 2008.
The following table provides additional information regarding options outstanding as of September 30, 2008:

Option	Options	Options	Options Vested or
Exercise Price	Outstanding	Exercisable	Expected to Vest
$3.50	20,000	20,000	20,000
$3.74	23,750	17,250	23,750
$4.69	15,000	15,000	15,000
$5.50	27,000	27,000	27,000
$6.81	5,000	5,000	5,000
$6.94	2,500	2,500	2,500

Total	93,250	86,750	93,250

Weighted average remaining term	4.2 years	4.0 years	4.2 years
Aggregate intrinsic value	$320	$291	$320

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
On October 1, 2005, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment”. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R (revised 2004) requires all equity instrument-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted this statement using the modified prospective method and, accordingly, prior period results have not been restated. Under this method, the Company is required to record compensation expense for all equity instrument-based awards granted after the date of adoption and for the unvested portion of previously granted equity instrument-based awards that remain outstanding at the date of adoption. Total compensation expense recognized in fiscal years 2008, 2007 and 2006 was $12, $32 and $78, respectively. No tax benefit was recognized for this compensation expense.
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
In the second quarter of fiscal 2008, the Company granted performance shares under the 2007 Plan. The performance shares awarded in fiscal 2008 provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a three year award period ending September 30, 2010. The ultimate number of common shares of the Company that may be earned pursuant to an award will range from a minimum of no shares to a maximum of 150% of the initial number of performance shares awarded, depending on the Company’s achievement of its financial performance objectives. Compensation expense for the performance shares awarded during fiscal 2008 is being accrued at 50% of the target level and, during each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. In fiscal 2008, compensation expense related to the performance shares awarded under the 2007 Plan was $38. As of September 30, 2008, there was $153 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.0 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2007	—	—
Performance shares awarded	35,000	$10.94

Outstanding at September 30, 2008	35,000	$10.94

9. Asset Divestiture
In June, 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business to PAS Technologies Inc. The industrial turbine engine component repair business operated in SIFCO Turbine’s Cork, Ireland facility. Net cash proceeds from the sale of the business and certain related assets, after approximately $300 of third party transaction charges, were approximately $4,400. The assets that were sold had a net book value of approximately $4,700 (accounts receivable, $2,100; inventory, $400; and machinery and equipment, $2,200). The Company’s Repair Group recognized a loss of approximately $800 on disposal of these assets in 2007, which loss is included in income (loss) from discontinued operations, net of tax. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility (subject to a long-term lease arrangement with PAS Technologies Ireland (“PAS”)) and substantially all existing liabilities of the business. The long-term lease agreement that the Company entered into with PAS included below market lease rates during the initial five-year term of the lease and, accordingly, the

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Company recorded a loss of approximately $500 associated with such below market lease. Such loss is included in the aforementioned $800 loss on disposal of assets. The Company agreed to guarantee the performance by SIFCO Turbine of all of its obligations under the applicable business purchase agreement. At September 30, 2008 and 2007, assets held for sale in the Consolidated Balance Sheets consist of SIFCO Turbine’s Cork Ireland facility. The Company expects to dispose of this asset within the next 12 months.
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

	2008	2007	2006
Net sales	$—	$5,996	$18,382
Income (loss) before income tax provision	370	(2,149)	1,530
Income (loss) from discontinued operations,net of tax	287	(2,044)	1,009
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
The Company leases various facilities and equipment under capital and operating leases expiring at various dates. At September 30, 2008, minimum rental commitments under non-cancelable leases are as follows:

	Capital	Operating
Year ending September 30,	Leases	Leases
2009	$129	$493
2010	124	404
2011	117	293
2012	28	164
Thereafter	—	—

Total minimum lease payments	398	$1,354

Less — amount representing interest	44

Present value of net minimum lease payments	354
Less — current maturities	92

Long-term capital lease obligation	$262

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The Company recorded capital leases of equipment totaling $553 in 2007. Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2008	2007
Machinery and equipment	$553	$553
Accumulated depreciation	(232)	(110)
11. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace industry. The Turbine Component Services and Repair Group consists primarily of the repair and remanufacture of small aerospace and industrial turbine engine components. The Repair Group is also involved in precision component machining and industrial coatings for turbine engine applications. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.
One customer of all three of the Company’s segments accounted for 14%, 13% and 15% of the Company’s consolidated net sales from continuing operations in fiscal 2008, 2007 and 2006, respectively. Another customer of two of the Company’s segments in fiscal 2008 and 2006 and all three of the Company’s segments in fiscal 2007 accounted for 13%, 13% and 12% of the Company’s consolidated net sales from continuing operations in 2008, 2007 and 2006, respectively. The combined net sales to these two customers, two other customers and to the direct subcontractors to these four customers accounted for 54% and 50% of the Company’s consolidated net sales from continuing operations in 2008 and 2007, respectively.
Geographic net sales from continuing operations are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 75%, 77% and 77% of consolidated net sales from continuing operations in fiscal 2008, 2007 and 2006, respectively. No other single country represents greater than 10% of consolidated net sales from continuing operations in 2008, 2007 and 2006. Net sales from continuing operations to unaffiliated customers located in various European countries accounted for 10%, 8%, and 12% of consolidated net sales in 2008, 2007 and 2006, respectively.
Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Years Ended September 30,
	2008	2007	2006
Net sales:
Aerospace Component Manufacturing Group	$71,980	$59,993	$43,941
Turbine Component Services and Repair Group	14,336	12,942	12,340
Applied Surface Concepts Group	15,075	14,320	12,325

Consolidated net sales	$101,391	$87,255	$68,606

Operating income (loss):
Aerospace Component Manufacturing Group	$9,892	$10,338	$1,673
Turbine Component Services and Repair Group	(304)	704	246
Applied Surface Concepts Group	1,341	1,030	(559)
Corporate unallocated expenses	(1,951)	(1,688)	(1,611)

Consolidated operating income (loss)	8,978	10,384	(251)
Interest expense, net	125	163	25
Foreign currency exchange loss (gain), net	35	(20)	6
Other income, net	(2)	(14)	(247)

Consolidated income (loss) from continuing operations before income tax provision	$8,820	$10,255	$(35)

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$636	$614	$643
Turbine Component Services and Repair Group	467	495	475
Applied Surface Concepts Group	380	338	289

Consolidated depreciation and amortization expense	$1,483	$1,447	$1,407

Capital expenditures:
Aerospace Component Manufacturing Group	$1,162	$461	$161
Turbine Component Services and Repair Group	457	90	278
Applied Surface Concepts Group	393	323	702

Consolidated capital expenditures	$2,012	$874	$1,141

Identifiable assets:
Aerospace Component Manufacturing Group	$30,587	$34,895	$22,802
Turbine Component Services and Repair Group	9,273	10,910	14,605
Applied Surface Concepts Group	6,903	7,083	6,543
Corporate	13,386	8,001	4,825

Consolidated total assets	$60,149	$60,889	$48,775

Non-U.S. operations:
Net sales from continuing operations	$5,373	$4,515	$3,569
Operating income (loss) from continuing operations	593	365	(182)
Identifiable assets (excluding cash) of continuing operations	2,805	2,689	2,033

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Summarized Quarterly Results of Operations (Unaudited)

	2008 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$23,061	$26,099	$27,333	$24,898
Cost of goods sold	17,824	19,691	20,977	20,669

Income from continuing operations before income tax provision	1,745	3,529	3,103	443
Income tax provision	630	1,366	1,035	246
Income from continuing operations	1,115	2,163	2,068	197
Income (loss) from discontinued operations, net of tax	(43)	(264)	91	503
Net income	1,072	1,899	2,159	700

Income per share from continuing operations:
Basic	0.21	0.41	0.39	0.04
Diluted	0.21	0.40	0.39	0.04

Income (loss) per share from discontinued operations:
Basic	(0.01)	(0.05)	0.02	0.09
Diluted	(0.01)	(0.05)	0.02	0.09

Net income (loss) per share:
Basic	0.20	0.36	0.41	0.13
Diluted	0.20	0.36	0.40	0.13

	2007 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$19,136	$21,520	$24,022	$22,577
Cost of goods sold	14,955	15,728	18,435	16,717

Income from continuing operations before income tax provision	1,603	3,077	2,513	3,062
Income tax provision	31	81	618	753
Income from continuing operations	1,572	2,996	1,895	2,309
Income (loss) from discontinued operations, net of tax	605	(970)	(1,532)	(147)
Net income	2,177	2,026	363	2,162

Income per share from continuing operations:
Basic	0.30	0.57	0.36	0.44
Diluted	0.30	0.57	0.36	0.43

Income (loss) per share from discontinued operations:
Basic	0.12	(0.19)	(0.29)	(0.03)
Diluted	0.12	(0.19)	(0.29)	(0.03)

Net income per share:
Basic	0.42	0.39	0.07	0.41
Diluted	0.42	0.38	0.07	0.40

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2008, 2007 and 2006
(Amounts in thousands)

			Additions
		Additions	(Reductions)
	Balance at	(Reductions)	Charged to				Balance
	Beginning	Charged to	Other				at End of
	of Period	Expense	Accounts	Deductions			Period
Year Ended September 30, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$603	$254	$(17)	$(257)	(a	)	$583
Return and allowance reserve	29	13	(24)	(18)	(b	)	—
Inventory obsolescence reserve	1,469	86	—	(494)	(c	)	1,061
Inventory LIFO reserve	7,191	1,712	—	—			8,903
Asset impairment reserve	318	—	—	(89)	(d	)	229
Valuation allowance for deferred taxes	516	(36)	—	—			480

Accrual for estimated liability
Workers’ compensation reserve	1,190	250	—	(333)	(e	)	1,107

Year Ended September 30, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$668	$147	$2	$(214)	(a	)	$603
Return and allowance reserve	63	(34)	—	—	(b	)	29
Inventory obsolescence reserve	1,149	423	1	(104)	(c	)	1,469
Inventory LIFO reserve	6,860	331	—	—			7,191
Asset impairment reserve	493	—	—	(175)	(d	)	318
Valuation allowance for deferred taxes	4,608	(4,092)	—	—			516

Accrual for estimated liability
Workers’ compensation reserve	1,247	167	—	(223)	(e	)	1,190

Year Ended September 30, 2006
Deducted from asset accounts
Allowance for doubtful accounts	$682	$121	$—	$(135)	(a	)	$668
Return and allowance reserve	143	(30)	—	(50)	(b	)	63
Inventory obsolescence reserve	1,353	167	1	(372)	(c	)	1,149
Inventory LIFO reserve	4,122	2,737	—	—			6,860
Asset impairment reserve	1,371	289	—	(1,167)	(d	)	493
Valuation allowance for deferred taxes	5,067	(459)	—	—			4,608

Accrual for estimated liability
Workers’ compensation reserve	1,203	275	—	(372)	(e	)	1,247

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Actual returns received

(c)	Inventory sold or otherwise disposed

(d)	Equipment sold or otherwise disposed

(e)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting solely as a result of the following material weakness:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of September 30, 2008.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting and other Remediation
Management previously identified a material weakness with respect to the Company’s accounting for income taxes in 2007 and addressed this material weakness by identifying and implementing additional enhancements to the related control procedures, which included the hiring of a qualified third party to assist in the calculation of the Company’s fiscal quarter and year end tax provision and related disclosures. The Company believes that the remediation steps implemented during the end of fiscal 2007 and continuing into fiscal 2008 have adequately eliminated the internal control deficiency in accounting for income taxes.
The noted material weaknesses in the effectiveness of the Company’s internal controls with respect to its existing management information system (i.e. logical access/security, program change management and segregation of duties) were not all remediated at this time because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of evaluating a new management information system (to be implemented in the next 12-24 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system.
There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience
Jeffrey P. Gotschall	60	Chairman of the Board since 2001; Director of the Company since 1986; Chief Executive Officer since 1990; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Frank A. Cappello	50	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.
The Company incorporates herein by reference the information required by this item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Six (6) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2008.
The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.
The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer, and to the Corporate Controller, who is the Company’s Principal Accounting Officer. The Company’s Code of Ethics is available on its website: www.sifco.com.
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and

Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2008.

				Number of
				Securities
	Number of	Number of		Remaining
	Securities to	Securities to	Weighted-	Available for
	be issued	be issued	Average	Future
	upon	upon	Exercise	Issuance
	Exercise of	Meeting	Price of	Under Equity
	Outstanding	Performance	Outstanding	Compensation
Plan Category	Options	Objectives	Options	Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	69,500	—	$4.90	—
1995 Stock Option Plan (2)	23,750	—	3.74	—
2007 Long-term Incentive Plan (3)	—	35,000	N/A	215,000

Total	93,250	35,000	$4.60	215,000

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that were available to be granted in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be awarded under this plan. During 2008, 3,500 options granted under the 1998 Long-term Incentive Plan were exercised.

(2)	Under the 1995 Stock Option Plan the initial aggregate number of stock options that were available to be granted was 200,000. No further options may be awarded under this plan. During 2008, 13,750 options granted under the 1995 Stock Option Plan were exercised.

(3)	Under the 2007 Long-term Incentive Plan the aggregate number of common shares that are available to be granted is 250,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period.
For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.
The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Outstanding Shares and Voting Rights” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” and “Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2008.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006
Consolidated Balance Sheets — September 30, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006
Notes to Consolidated Financial Statements — September 30, 2008, 2007 and 2006
(a) (2) Financial Statement Schedules:
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
(a)(3) Exhibits:
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. (Asterisk denotes exhibits filed with this report)

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

Exhibit
No.	Description
4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006, and incorporated herein by reference

Exhibit
No.	Description
4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to Company’s Form 10-K dated September 30, 2006, and incorporated herein by reference.

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21*	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-K dated September 30, 2008

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.7	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.8	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006, and incorporated herein by reference

10.9	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

Exhibit
No.	Description
10.11	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.12	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.13	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO	Industries, Inc.

By:	/s/ Frank A.Cappello Frank A. Cappello Vice President-Finance and Chief Financial Officer (Principal Financial Officer) Date: December 15, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 15, 2008 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Alayne L. Reitman

Jeffrey P. Gotschall	Alayne L. Reitman
Chairman of the Board and	Director
Chief Executive Officer
(Principal Executive Officer)

/s/ Hudson D. Smith	/s/ J. Douglas Whelan

Hudson D. Smith	J. Douglas Whelan
Director	Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello

Frank N. Nichols	Frank A. Cappello
Director	Vice President-Finance
and Chief Financial Officer
(Principal Financial Officer)

/s/ P. Charles Miller	/s/ Remigijus H. Belzinskas

P. Charles Miller	Remigijus H. Belzinskas
Director	Corporate Controller
(Principal Accounting Officer)