Form 10-Q
period 2008-12-31
SIFCO INDUSTRIES INC
filed 2009-02-13
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at December 31, 2008 was 5,294,716.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2008	2007

Net sales	$23,537	$23,061
Operating expenses:
Cost of goods sold	18,155	17,824
Selling, general and administrative expenses	2,863	3,425

Total operating expenses	21,018	21,249

Operating income	2,519	1,812

Interest income	(5)	(2)
Interest expense	16	66
Foreign currency exchange loss	72	5
Other income, net	(5)	(2)

Income from continuing operations before income tax provision	2,441	1,745

Income tax provision	903	630

Income from continuing operations	1,538	1,115

Income (loss) from discontinued operations, net of tax	92	(43)

Net income	$1,630	$1,072

Income per share from continuing operations
Basic	$0.29	$0.21
Diluted	$0.29	$0.21

Income (loss) per share from discontinued operations, net of tax
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Net income per share
Basic	$0.31	$0.20
Diluted	$0.31	$0.20

Weighted-average number of common shares (basic)	5,295	5,285
Weighted-average number of common shares (diluted)	5,307	5,336
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,331	$10,440
Receivables, net	19,911	19,130
Inventories	13,467	11,730
Refundable income taxes	449	1,309
Deferred income taxes	1,578	1,541
Prepaid expenses and other current assets	656	463
Assets held for sale	3,122	3,158

Total current assets	46,514	47,771

Property, plant and equipment, net	10,779	10,253

Other assets	2,133	2,125

Total assets	$59,426	$60,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$96	$94
Accounts payable	7,054	8,310
Accrued liabilities	4,146	5,052

Total current liabilities	11,296	13,456

Long-term debt, net of current maturities	238	269

Deferred income taxes	3,218	3,295

Other long-term liabilities	2,425	2,450

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,295 shares at December 31, 2008 and September 30, 2008	5,295	5,295
Additional paid-in capital	6,423	6,399
Retained earnings	37,284	35,658
Accumulated other comprehensive loss	(6,753)	(6,673)

Total shareholders’ equity	42,249	40,679

Total liabilities and shareholders’ equity	$59,426	$60,149

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,630	$1,072
Loss (income) from discontinued operations, net of tax	(92)	43
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	391	359
Deferred income taxes	(23)	99
Other	25	11
Changes in operating assets and liabilities:
Receivables	(784)	1,809
Inventories	(1,793)	1,718
Refundable income taxes	860	(5)
Accounts payable	(1,235)	(1,677)
Accrued liabilities	(551)	(750)
Other long-term liabilities	24	(1,367)
Other	(187)	(32)

Net cash provided by (used for) operating activities of continuing operations	(1,735)	1,280
Net cash used for operating activities of discontinued operations	(214)	(426)

Cash flows from investing activities:
Capital expenditures	(1,041)	(517)

Net cash used for investing activities of continuing operations	(1,041)	(517)

Cash flows from financing activities:
Proceeds from revolving credit agreement	—	8,736
Repayments of revolving credit agreement	—	(9,304)
Other	(28)	(22)

Net cash used for financing activities of continuing operations	(28)	(590)

Decrease in cash and cash equivalents	(3,018)	(253)
Cash and cash equivalents at the beginning of the period	10,440	5,510
Effect of exchange rate changes on cash and cash equivalents	(91)	122

Cash and cash equivalents at the end of the period	$7,331	$5,379

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(15)	$(58)
Cash paid for income taxes, net	(21)	(192)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. Principles of Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2008 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts have been reclassified in order to conform to current period classifications.
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

September 30, 2008	93,250	$4.60
Options exercised	—	—

December 31, 2008	93,250	$4.60	4.0	$126

Vested or expected to vest at December 31, 2008	93,250	$4.60	4.0	$126
Exercisable at December 31, 2008	86,750	$4.67	3.8	$111
As of December 31, 2008, there was $3 of total unrecognized compensation cost related to the unvested stock options granted under the Plans. The Company expects to recognize this cost over a weighted average period of less than one year.
The Company has also awarded performance shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan is 250,000, subject to an adjustment for the forfeiture of any issued shares. In addition, shares that may be awarded are subject to individual award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.
The performance shares that have been awarded under the 2007 Plan generally provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a three year period following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award will range from a minimum of no shares to a maximum of 150% of the initial number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.

Compensation expense for the performance shares awarded during fiscal 2008 and 2009 is being accrued at 50% of the target level and, during each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $23 and zero during the first quarters of fiscal 2009 and 2008, respectively. As of December 31, 2008, there was $252 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant

Outstanding at September 30, 2008	35,000	$10.94
Performance shares awarded	40,500	5.99

Outstanding at December 31, 2008	75,500	$8.28

2. Inventories
Inventories consist of:

	December 31,	September 30,
	2008	2008

Raw materials and supplies	$4,422	$3,792
Work-in-process	5,703	5,574
Finished goods	3,342	2,364

Total inventories	$13,467	$11,730

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 81% and 76% of the Company’s inventories at December 31, 2008 and September 30, 2008, respectively. Cost is determined using the specific identification method for approximately 6% and 8% of the Company’s inventories at December 31, 2008 and September 30, 2008, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,768 and $8,903 higher than reported at December 31, 2008 and September 30, 2008, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended
	December 31,
	2008	2007

Net income	$1,630	$1,072
Foreign currency translation adjustment	(126)	209
Minimum pension liability adjustment, net of tax	46	—

Total comprehensive income	$1,550	$1,281

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2008	2008

Foreign currency translation adjustment	$(4,984)	$(4,858)
SFAS No. 158 net pension liability, net of tax	(1,769)	(1,815)

Total accumulated other comprehensive loss	$(6,753)	$(6,673)

4. Long-Term Debt
The Company was in compliance with all applicable loan covenants as of December 31, 2008.
5. Government Grants
In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2008 and September 30, 2008 was $412 and $442, respectively. The majority of the Company’s grants are denominated in euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate in the first quarter of fiscal 2009 is 37% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended
	December 31,
	2008	2007

Current income tax provision:
U.S. federal	$780	$454
U.S. state and local	100	21
Non-U.S	46	56

Total current tax provision	926	531

Deferred income tax provision (benefit):
U.S. federal	(22)	90
U.S. state and local	8	50
Non-U.S	(9)	(41)

Total deferred tax provision	(23)	99

Income tax provision	$903	$630

The Company is subject to U.S. federal income taxes and to income taxes in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2002.
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of December 31, 2008.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2008	2007

Service cost	$65	$61
Interest cost	265	237
Expected return on plan assets	(372)	(358)
Amortization of prior service cost	33	33
Amortization of net loss (gain)	13	(18)

Net periodic benefit cost (income)	$4	$(45)

During the first quarter of fiscal 2009, the Company has made no contributions to its defined benefit pension plans. The Company anticipates making $0.6 million of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2009.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date from July 1 to September 30 resulted in a very nominal adjustment to the Company’s retained earnings during the first quarter of fiscal 2009.
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

	Three Months Ended
	December 31,
	2008	2007
Net sales:
Aerospace Component Manufacturing Group	$16,236	$15,817
Turbine Component Services and Repair Group	3,522	3,802
Applied Surface Concepts Group	3,779	3,442

Consolidated net sales	$23,537	$23,061

Operating income (loss):
Aerospace Component Manufacturing Group	$2,441	$2,287
Turbine Component Services and Repair Group	158	(103)
Applied Surface Concepts Group	303	99
Corporate unallocated expenses	(383)	(471)

Consolidated operating income from continuing operations	2,519	1,812
Interest expense, net	11	64
Foreign currency exchange loss, net	72	5
Other income, net	(5)	(2)

Consolidated income from continuing operations before income tax provision	$2,441	$1,745

9. Asset Divestiture and Discontinued Operations
The Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of (i) its industrial turbine engine component repair business, which operated in SIFCO Turbine’s Cork, Ireland facility, in fiscal 2007 and (ii) the large aerospace portion of its turbine engine component repair business in fiscal 2006. Upon completion of these transactions, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility subject to a long-term lease arrangement with the acquirer of the industrial turbine engine component repair business. The Cork, Ireland facility is being held for sale as of December 31, 2008.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the financial results related principally to the activity of leasing the Cork, Ireland facility, which makes up essentially all of SIFCO Turbine’s operations, are reported as discontinued operations for all periods presented in the accompanying unaudited consolidated condensed statements of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace industry in particular, of the global economic crisis, including the reduction in available capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (9) continued reliance on several major customers for revenues; (10) the Company’s ability to continue to have access to its revolving credit facility; (11) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions and the market value of plan assets; and (12) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining and selective electrochemical metal finishing. The products include forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate the operation of its businesses while taking into consideration certain factors including the following — (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007
Net sales in the first quarter of fiscal 2009 increased 2.1% to $23.5 million, compared with $23.1 million in the comparable period in fiscal 2008. Income from continuing operations in the first quarter of fiscal 2009 was $1.5 million, compared with $1.1 million in the comparable period in fiscal 2008. Included in the $1.1 million of income from continuing operations in the first quarter of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Income (loss) from discontinued operations, net of tax, was $0.1 million of income in the first quarter of fiscal 2009, compared with a loss of $0.1 million in the comparable period in fiscal 2008. Net income in the first quarter of fiscal 2009 was $1.6 million, compared with $1.1 million in the comparable period in fiscal 2008.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first quarter of fiscal 2009 increased 2.6% to $16.2 million, compared with $15.8 million in the comparable period of fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.6 million to $8.7 million in the first quarter of fiscal 2009, compared with $8.1 million in the comparable period in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets as well as military transport and surveillance aircraft, increased $0.8 million to $5.1 million in the first quarter of fiscal 2009, compared with $4.3 million in the comparable period in fiscal 2008. Net sales of airframe components for large aircraft decreased $0.7 million to $1.2 million in the first quarter of fiscal 2009, compared with $1.9 million in the comparable period in fiscal 2008. Net sales of turbine engine components for large aircraft were $0.7 million in the first quarters of both fiscal 2009 and 2008. Commercial product and non-product sales were $0.5 million and $0.8 million in the first quarters of fiscal 2009 and 2008, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $8.2 million in the first quarter of fiscal 2009, compared with $7.1 million in the comparable period in fiscal 2008. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses decreased $0.5 million to $1.0 million, or 6.2% of net sales, in the first quarter of fiscal 2009, compared with $1.5 million, or 9.6% of net sales, in the comparable period in fiscal 2008. Included in the $1.5 million of selling, general and administrative expenses in the first quarter of fiscal 2008 is a $0.5 million payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first quarters of fiscal 2009 and 2008 were $1.0 million, or 6.2% and 6.4% of net sales, respectively.
The ACM Group’s operating income in the first quarter of fiscal 2009 was $2.4 million, compared with $2.3 million in the comparable period in fiscal 2008. Operating results improved principally due to (i) the aforementioned $0.5 million settlement expense, (ii) an approximately three percentage point decrease in the ACM Group’s total material cost of goods sold as a percentage of net product sales, and (iii) a $0.1 million reduction in the LIFO provision in the first quarter of fiscal 2009, compared to the same period in fiscal 2008. These margin improvements were partially offset by the negative impact of (i) higher manufacturing labor and benefits expenses due to higher levels of employment, (ii) an increase in utilities expense, primarily natural gas, and (iii) an increase in repairs and maintenance and manufacturing supply expenses in the first quarter of fiscal 2009, compared to the same period in fiscal 2008.
The ACM Group’s backlog as of December 31, 2008 was $82.9 million, compared with $76.6 million as of September 30, 2008. At December 31, 2008, $62.4 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that the delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) have continued to shorten and the ACM Group believes that such lead time reduction has resulted in a fundamental shift in the ordering pattern of its customers. A likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did, which results in a reduction, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first quarter of fiscal 2009, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 7.4% to $3.5 million, compared with $3.8 million in the comparable fiscal 2008 period.
During the first quarter of fiscal 2009, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 9.9% of net sales, compared with $0.4 million, or 10.7% of net sales, in the comparable fiscal 2008 period. This $0.1 million decrease in selling, general and administrative expenses during the first quarter of fiscal 2009, compared with the same period in fiscal 2008, was due to a general reduction in spending in multiple areas.
The Repair Group’s operating results in the first quarter of fiscal 2009 was income of $0.2 million, compared with a loss of $0.1 million in the comparable fiscal 2008 period. The modest improvement in operating results is principally attributable to the non-recurrence of the startup costs that occurred in the first quarter of fiscal 2008 related to the production launch of a new component repair program.

The Repair Group’s backlog as of December 31, 2008 was $4.2 million, compared with $4.5 million as of September 30, 2008. At December 31, 2008, $2.5 million of the total backlog was scheduled for delivery over the next twelve months. As disclosed in the Company’s form 8-K filed on January 20, 2009, the Company is exploring strategic alternatives for the Repair Group for the purpose of enhancing shareholder value. The Company will conduct an orderly and comprehensive review and evaluation of strategic alternatives available to it, including a divestiture of the Repair Group.
Applied Surface Concepts Group (“ASC Group”)
Net sales of the ASC Group were $3.8 million in the first quarter of fiscal 2009, compared with $3.4 million in the comparable fiscal 2008 period. In the first quarter of fiscal 2009, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased 5.1% to $1.7 million, compared with $1.6 million in the same period in fiscal 2008. In the first quarter of fiscal 2009, customized selective electrochemical metal finishing contract service net sales increased 13.1% to $2.1 million, compared with $1.8 million in the same period in fiscal 2008. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the U.S. dollar resulting in an unfavorable currency impact on net sales in the first quarter of fiscal 2009 of approximately $0.2 million.
The ASC Group’s selling, general and administrative expenses were $1.1 million, or 29.6% of net sales, in the first quarter of fiscal 2009, compared with $1.0 million, or 30.1% of net sales in the comparable fiscal 2008 period.
The ASC Group’s operating income in the first quarter of fiscal 2009 was $0.3 million, compared with $0.1 million in the same period in fiscal 2008. This $0.2 million increase in operating income is principally due to (i) the positive impact on margins from increasing sales volumes while optimizing operating costs and (ii) the non-recurrence of the cost incurred in the first quarter of fiscal 2008 to relocate the ASC Group’s operation in the United Kingdom to a single, larger facility.
The Applied Surface Concepts Group backlog at December 31, 2008 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.4 million in the first quarter of fiscal 2009, compared with $0.5 million in the same period in fiscal 2008. The $0.1 million decrease in the first quarter of fiscal 2009 is principally due to a decrease in legal and professional expenses as compared to the same period in fiscal 2008.
Other/General
Interest expense was a nominal in the first quarter of fiscal 2009 compared with $0.1 million in the same period in fiscal 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first quarter of fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revolving credit agreement	—	7.9%	—	$2.6 million
B. Liquidity and Capital Resources
Cash and cash equivalents decreased to $7.3 million at December 31, 2008 from $10.4 million at September 30, 2008. At December 31, 2008, $5.4 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities consumed $1.9 million of cash (of which $1.7 million was consumed by continuing operations) in the first quarter of fiscal 2009 compared with $0.9 million of cash provided by operating activities (of which $1.3 million was provided by continuing operations) in the first quarter of fiscal 2008.

The $1.7 million of cash consumed by operating activities of continuing operations in first quarter of fiscal 2009 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $1.9 million and (ii) a $0.8 million decrease in refundable income taxes; offset by (i) a $0.8 million increase in accounts receivable, (ii) a $1.8 million increase in inventory, and (iii) a $1.8 million decrease in accounts payable and accrued liabilities. These changes in the components of working capital were due primarily to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s expanded consignment inventory arrangements, (ii) the relative timing of collections from customers as may be impacted by the current global economic climate, including the selective extension of payment terms, and (iii) the relative timing of payments to suppliers and tax authorities.
Capital expenditures, all of which were from continuing operations, were $1.0 million in the first quarter of fiscal 2009 compared to $0.5 million in the comparable fiscal 2008 period. Fiscal 2009 capital expenditures consist of $0.8 million by the ACM Group and $0.2 million by the Repair Group. The Company anticipates that total fiscal 2009 capital expenditures to be within the range of $3.0 to $4.0 million, of which $0.7 million has been committed as of December 31, 2008.
At December 31, 2008, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2010 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 3.25% at December 31, 2008. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2008, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all of the covenants in its revolving credit agreement at December 31, 2008.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the ordinary course of business, the Company is subject to foreign currency and interest risk. The risks primarily relate to the sale of the Company’s products and services in transactions denominated in non-U.S. dollar currencies (the euro, pound sterling and Swedish krona); the payment in local currency of wages and other costs related to the Company’s non-U.S. operations; and changes in interest rates on the Company’s long-term debt obligations. The Company does not hold or issue financial instruments for trading purposes.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2008, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At December 31, 2008, the Company’s assets and liabilities denominated in pounds sterling, the euro, and the Swedish krona were as follows (amounts in thousands):

			Swedish
	Pounds Sterling	Euro	krona

Cash and cash equivalents	27	334	1,534
Accounts receivable	152	566	1,045
Accounts payable and accrued liabilities	144	419	2,666
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from December 31, 2008, and assuming no changes in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted.
Item 4. Evaluation of Disclosure Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2008 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as a result of the following:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of December 31, 2008.
The noted material weakness in the effectiveness of the Company’s internal controls with respect to its existing management information system were not all remediated as of December 31, 2008 because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of selecting a new management information system (to be implemented during the next 18-24 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system. In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described above, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There was no significant change in our internal control over financial reporting that occurred during the first fiscal quarter ended December 31, 2008 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

Exhibit No.	Description
4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

Exhibit No.	Description
4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.7	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.8	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.11	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.12	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.13	SIFCO Industries, Inc. 2007 Long-term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

Exhibit No.	Description
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: February 13, 2009	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: February 13, 2009	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)