Form 10-Q
period 2009-03-31
SIFCO INDUSTRIES INC
filed 2009-05-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of the Registrant’s Common Shares outstanding at March 31, 2009 was 5,294,716.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$25,941	$26,099	$49,478	$49,160
Operating expenses:
Cost of goods sold	19,812	19,691	37,967	37,515
Selling, general and administrative expenses	2,715	2,839	5,578	6,264

Total operating expenses	22,527	22,530	43,545	43,779

Operating income	3,414	3,569	5,933	5,381

Interest income	—	—	(5)	(2)
Interest expense	13	47	29	113
Foreign currency exchange loss (gain), net	7	(9)	79	(4)
Other (income) expense, net	(2)	2	(7)	—

Income from continuing operations before income tax provision	3,396	3,529	5,837	5,274

Income tax provision	1,296	1,366	2,199	1,996

Income from continuing operations	2,100	2,163	3,638	3,278

Income (loss) from discontinued operations, net of tax	294	(264)	386	(307)

Net income	$2,394	$1,899	$4,024	$2,971

Income per share from continuing operations
Basic	$0.40	$0.41	$0.69	$0.62
Diluted	$0.40	$0.40	$0.69	$0.61

Income (loss) per share from discontinued operations, net of tax	$0.06	$(0.05)	$0.07	$(0.06)
Basic	$0.06	$(0.05)	$0.07	$(0.06)
Diluted

Net income per share	$0.45	$0.36	$0.76	$0.56
Basic	$0.45	$0.36	$0.76	$0.56
Diluted

Weighted-average number of common shares (basic)	5,295	5,291	5,295	5,288
Weighted-average number of common shares (diluted)	5,315	5,346	5,311	5,341
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2009	September 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,903	$10,440
Receivables, net	20,215	19,130
Inventories, net	11,339	11,730
Refundable income taxes	449	1,309
Deferred income taxes	1,578	1,541
Prepaid expenses and other current assets	734	463
Assets held for sale	2,985	3,158

Total current assets	48,203	47,771

Property, plant and equipment, net	11,439	10,253

Other assets	2,131	2,125

Total assets	$61,773	$60,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$97	$94
Accounts payable	6,917	8,310
Accrued liabilities	4,679	5,052

Total current liabilities	11,693	13,456

Long-term debt, net of current maturities	210	269

Deferred income taxes	3,063	3,295

Other long-term liabilities	2,358	2,450

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,295 shares at March 31, 2009 and September 30, 2008	5,295	5,295
Additional paid-in capital	6,441	6,399
Retained earnings	39,678	35,658
Accumulated other comprehensive loss	(6,965)	(6,673)

Total shareholders’ equity	44,449	40,679

Total liabilities and shareholders’ equity	$61,773	$60,149

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,024	$2,971
(Income) loss from discontinued operations, net of tax	(386)	307
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	784	728
Deferred income taxes	22	165
Other	42	15
Changes in operating assets and liabilities:
Receivables	(1,125)	(1,903)
Inventories	318	85
Refundable income taxes	860	—
Accounts payable	(1,357)	1,349
Accrued liabilities	(15)	(264)
Other long-term liabilities	(3)	(1,328)
Other	(267)	(147)

Net cash provided by operating activities of continuing operations	2,897	1,978
Net cash provided by (used for) operating activities of discontinued operations	74	(707)

Cash flows from investing activities:
Capital expenditures	(2,130)	(1,175)

Net cash used for investing activities of continuing operations	(2,130)	(1,175)

Cash flows from financing activities:
Proceeds from revolving credit agreement	—	17,354
Repayments of revolving credit agreement	—	(17,978)
Other	(55)	(45)

Net cash used for financing activities of continuing operations	(55)	(669)

Increase (decrease) in cash and cash equivalents	786	(573)
Cash and cash equivalents at the beginning of the period	10,440	5,510
Effect of exchange rate changes on cash and cash equivalents	(323)	532

Cash and cash equivalents at the end of the period	$10,903	$5,469

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(27)	$(61)
Cash paid for income taxes, net	(1,075)	(1,394)
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2008 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts may have been reclassified in order to conform to current period classifications.
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2008	93,250	$4.60
Options exercised	—	—

March 31, 2009	93,250	$4.60	3.7	$112

Vested or expected to vest at March 31, 2009	93,250	$4.60	3.7	$112
Exercisable at March 31, 2009	86,750	$4.67	3.5	$98
As of March 31, 2009, there was $2 of total unrecognized compensation cost related to the unvested stock options granted under the Plans. The Company expects to recognize this cost over a weighted average period of less than one year.
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
The performance shares that have been awarded under the 2007 Plan generally provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award will range from a minimum of no shares to a maximum of 150% of the initial number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.

Compensation expense for recipients of the performance shares awarded during fiscal 2009 and 2008 is being accrued at 0% to 50% and 50%, respectively, of the target levels. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $40 and $0 during the first six months of fiscal 2009 and 2008, respectively. As of March 31, 2009, there was $125 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2008	35,000	$10.94
Performance shares awarded	40,500	5.99

Outstanding at March 31, 2009	75,500	$8.29

2. Inventories
Inventories consist of:

	March 31,	September 30,
	2009	2008
Raw materials and supplies	$4,126	$3,792
Work-in-process	3,912	5,574
Finished goods	3,301	2,364

Total inventories	$11,339	$11,730

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 78% and 76% of the Company’s inventories at March 31, 2009 and September 30, 2008, respectively. Cost is determined using the specific identification method for approximately 7% and 8% of the Company’s inventories at March 31, 2009 and September 30, 2008, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,272 and $8,903 higher than reported at March 31, 2009 and September 30, 2008, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net income	$2,394	$1,899	$4,024	$2,971
Foreign currency translation adjustment	(212)	738	(338)	947
Minimum pension liability adjustment, net of tax	—	—	46	—

Total comprehensive income	$2,182	$2,637	$3,732	$3,918

The components of accumulated other comprehensive loss are as follows:

	March 31,	September 30,
	2009	2008
Foreign currency translation adjustment	$(5,196)	$(4,858)
SFAS No. 158 net pension liability adjustment, net of tax	(1,769)	(1,815)

Total accumulated other comprehensive loss	$(6,965)	$(6,673)

4. Long-Term Debt
The Company was in compliance with all applicable loan covenants as of March 31, 2009.
5. Government Grants
In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at March 31, 2009 and September 30, 2008 was $416 and $442, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate through the first six months of fiscal 2009 is 38% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Current income tax provision:
U.S. federal	$1,037	$1,124	$1,817	$1,578
U.S. state and local	154	118	254	139
Non-U.S	56	58	102	114

Total current tax provision	1,247	1,300	2,173	1,831

Deferred income tax provision (benefit):
U.S. federal	53	53	31	143
U.S. state and local	(8)	26	—	76
Non-U.S	4	(13)	(5)	(54)

Total deferred tax provision	49	66	26	165

Income tax provision	$1,296	$1,366	$2,199	$1,996

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
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of March 31, 2009.

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Service cost	$65	$61	$130	$122
Interest cost	265	237	530	475
Expected return on plan assets	(372)	(358)	(743)	(716)
Amortization of prior service cost	33	33	66	66
Amortization of net loss (gain)	13	(18)	25	(36)

Net periodic benefit cost (income)	$4	$(45)	$8	$(89)

Through March 31, 2009, the Company has made $52 of contributions to its defined benefit pension plans. The Company anticipates making $515 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2009.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date from July 1 to September 30 resulted in a very nominal adjustment to the Company’s retained earnings during the first six months of fiscal 2009.
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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales:
Aerospace Component Manufacturing Group	$19,623	$18,434	$35,859	$34,251
Turbine Component Services and Repair Group	2,734	3,784	6,256	7,586
Applied Surface Concepts Group	3,584	3,881	7,363	7,323

Consolidated net sales from continuing operations	$25,941	$26,099	$49,478	$49,160

Operating income (loss):
Aerospace Component Manufacturing Group	$3,596	$3,394	$6,037	$5,681
Turbine Component Services and Repair Group	(208)	146	(50)	43
Applied Surface Concepts Group	328	559	631	658
Corporate unallocated expenses	(302)	(530)	(685)	(1,001)

Consolidated operating income from continuing operations	3,414	3,569	5,933	5,381

Interest expense, net	13	47	24	111
Foreign currency exchange loss (gain), net	7	(9)	79	(4)
Other (income) expense, net	(2)	2	(7)	—

Consolidated income from continuing operations before income tax provision	$3,396	$3,529	$5,837	$5,274

9. Asset Divestiture and Discontinued Operations
The Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business, which operated in SIFCO Turbine’s Cork, Ireland facility in fiscal 2007. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility subject to a long-term lease arrangement with the acquirer of the industrial turbine engine component repair business. The Cork, Ireland facility is being held for sale as of March 31, 2009.
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
A. Results of Operations
Six Months Ended March 31, 2009 Compared with Six Months Ended March 31, 2008
Net sales from continuing operations in the first six months of fiscal 2009 increased 0.6% to $49.5 million, compared with $49.2 million in the comparable period in fiscal 2008. Income from continuing operations in the first six months of fiscal 2009 was $3.6 million, compared with $3.3 million in the comparable period in fiscal 2008. Included in the $3.3 million of income from continuing operations in the first six months of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Income (loss) from discontinued operations, net of tax, was $0.4 million of income in the first six months of fiscal 2009, compared with a $0.3 million loss in the comparable period in fiscal 2008. Net income in the first six months of fiscal 2009 was $4.0 million, compared with $3.0 million in the comparable period in fiscal 2008.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first six months of fiscal 2009 increased 4.7% to $35.9 million, compared with $34.3 million in the comparable period of fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $2.3 million to $19.4 million in the first six months of fiscal 2009, compared with $17.1 million in the comparable period in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.2 million to $11.2 million in the first six months of fiscal 2009, compared with $10.0 million in the comparable period in fiscal 2008. Net sales of airframe components for large aircraft decreased $1.1 million to $2.6 million in the first six months of fiscal 2009, compared with $3.7 million in the comparable period in fiscal 2008. Net sales of turbine engine components for large aircraft decreased $0.4 million to $1.3 million in the first six months of fiscal 2009, compared with $1.7 million in the comparable period in fiscal 2008. Commercial product sales and other revenues were $1.4 million and $1.8 million in the first six months of fiscal 2009 and 2008, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $17.6 million in the first six months of fiscal 2009, compared with $14.7 million in the comparable period in fiscal 2008. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses decreased $0.5 million to $2.1 million, or 5.8% of net sales, in the first six months of fiscal 2009, compared with $2.6 million, or 7.7% of net sales, in the comparable period in fiscal 2008. Included in the $2.6 million of selling, general and administrative expenses in the first six months of fiscal 2008 was $0.5 million related to the payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first six months of fiscal 2008 were $2.1 million, or 6.2% of net sales.
The ACM Group’s operating income in the first six months of fiscal 2009 was $6.0 million, compared with $5.7 million in the comparable period in fiscal 2008. Operating results improved principally due to (i) the effect of higher sales volumes, (ii) an approximate $0.5 million reduction in the LIFO provision in the first six months of fiscal 2009, compared with the same period in fiscal 2008 and (iii) the negative impact, during the first six months of fiscal 2008, of the aforementioned $0.5 million settlement expense. These improvements were partially offset by the negative impact of (i) higher manufacturing labor and benefits expense due to higher levels of employment and (ii) an increase in manufacturing tooling and other overhead costs recognized in the first six months of fiscal 2009, compared with the same period in fiscal 2008.
The ACM Group’s backlog as of March 31, 2009 was $74.9 million, compared with $76.6 million as of September 30, 2008. At March 31, 2009, $54.9 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that the delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloys) have continued to shorten and the ACM Group believes that such lead time reduction has resulted in a fundamental shift in the ordering pattern of its customers. A likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did, which results in a reduction, relative to comparable prior periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period. During the first half of fiscal 2009, the ACM Group experienced a decrease in new orders for products that principally support commercial aircraft.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first six months of fiscal 2009, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 17.5% to $6.3 million, compared with $7.6 million in the comparable fiscal 2008 period.
During the first six months of fiscal 2009, the Repair Group’s selling, general and administrative expenses were $0.7 million, or 10.7% of net sales, compared with $0.7 million, or 8.6% of net sales, in the comparable fiscal 2008 period.
The Repair Group’s operating results were essentially breakeven in the first six months of both fiscal 2009 and 2008. Operating results in the first six months of fiscal 2008 were negatively impacted by startup costs related to the production launch of a new component repair program. Operating results in the first six months of fiscal 2009 were positively impacted by $0.1 million of favorable settlements of certain obligations.
The Repair Group’s backlog as of March 31, 2009 was $3.8 million, compared with $4.5 million as of September 30, 2008. At March 31, 2009, $1.9 million of the total backlog was scheduled for delivery over the next twelve months. As discussed in the Company’s form 8-K filed on January 20, 2009, the Company is exploring strategic alternatives for the Repair Group for the purpose of enhancing shareholder value. The Company is conducting an orderly and comprehensive review and evaluation of strategic alternatives available to it, including a divestiture of the Repair Group.
Applied Surface Concepts Group (“ASC Group”)
Net sales in the first six months of fiscal 2009 increased 0.5% to $7.4 million, compared with $7.3 million in the comparable fiscal 2008 period. In the first six months of fiscal 2009, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased 3.2% to $3.5 million, compared with $3.4 million in the same period in fiscal 2008. In the first six months of fiscal 2009, customized selective electrochemical metal finishing contract service net sales decreased 1.9% to $3.8 million, compared with $3.9 million in the same period in fiscal 2008. The decrease in contract service net sales in the first six months of fiscal 2009, compared to the same period in fiscal 2008, is primarily attributable to a decline in oil exploration activity as a consequence of the decline in global oil prices. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the US dollar, resulting in an unfavorable currency impact on net sales in the first six months of fiscal 2009 of approximately $0.6 million.
The ASC Group’s selling, general and administrative expenses were $2.1 million, or 28.9% of net sales, in the first six months of fiscal 2009, compared with $2.0 million, or 27.1% of net sales in the comparable fiscal 2008 period. The $0.1 million increase in selling, general and administrative expenses in the first six months of fiscal 2009 was principally due to an increase in compensation and related benefits expense due to the hiring of personnel to fill open positions, as well as higher net research and development expenditures.
The ASC Group’s operating income in the first six months of fiscal 2009 was $0.6 million, compared with $0.7 million in the same period in fiscal 2008. This $0.1 million decrease in operating income was principally due to the increase in selling, general and administrative expenses discussed above.
The ASC Group backlog at March 31, 2009 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.7 million in the first six months of fiscal 2009, compared with $1.0 million in the same period in fiscal 2008. The $0.3 million decrease is principally due to a $0.2 million decrease in legal and professional expenses and a $0.1 million decrease in compensation expense, including incentive compensation.

Other/General
Interest expense was nominal in the first six months of fiscal 2009, compared with $0.1 million in the same period in fiscal 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first six months of fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Six Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revolving credit agreement	—	7.2%	—	$2.5 million
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Net sales from continuing operations in the second quarter of fiscal 2009 decreased 0.6% to $25.9 million, compared with $26.1 million in the comparable period in fiscal 2008. Income from continuing operations in the second quarter of fiscal 2009 was $2.1 million, compared with $2.2 million in the comparable period in fiscal 2008. Income (loss) from discontinued operations, net of tax, was income of $0.3 million in the second quarter of fiscal 2009, compared with a $0.3 million loss in the comparable period in fiscal 2008. Net income in the second quarter of fiscal 2009 was $2.4 million, compared with $1.9 million in the comparable period in fiscal 2008.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the second quarter of fiscal 2009 increased 6.4% to $19.6 million, compared with $18.4 million in the comparable period of fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $1.6 million to $10.6 million in the second quarter of fiscal 2009, compared with $9.0 million in the comparable period in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $0.5 million to $6.1 million in the second quarter of fiscal 2009, compared with $5.6 million in the comparable period in fiscal 2008. Net sales of airframe components for large aircraft decreased $0.3 million to $1.4 million in the second quarter of fiscal 2009, compared with $1.7 million in the comparable period in fiscal 2008. Net sales of turbine engine components for large aircraft decreased $0.5 million to $0.6 million in the second quarter of fiscal 2009, compared with $1.1 million in the comparable period in fiscal 2008. Commercial product sales and other revenues were $0.9 million and $1.0 million in the second quarters of fiscal 2009 and 2008, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $9.4 million in the second quarter of fiscal 2009, compared with $7.5 million in the comparable period in fiscal 2008. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses were $1.1 million, or 5.5% of net sales, in the second quarter of fiscal 2009, compared with $1.1 million, or 6.0% of net sales, in the comparable period in fiscal 2008.
The ACM Group’s operating income in the second quarter of fiscal 2009 was $3.6 million, compared with $3.4 million in the comparable period in fiscal 2008. Operating results improved principally due to (i) the impact of higher sales volumes, (ii) an approximate $0.6 million reduction in the LIFO provision in the second quarter of fiscal 2009 compared with the same period in fiscal 2008 and (iii) a reduction in natural gas costs as a result of a decline in market prices for natural gas. These improvements were partially offset principally by the negative impact of an increase in manufacturing tooling and other overhead costs recognized in the second quarter of fiscal 2009, compared with the same period in fiscal 2008.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the second quarter of fiscal 2009, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 27.7% to $2.7 million, compared with $3.8 million in the comparable fiscal 2008 period.

During the second quarter of fiscal 2009, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 11.8% of net sales, compared with $0.2 million, or 6.5% of net sales, in the comparable fiscal 2008 period. Included in selling, general and administrative expenses during the second quarter of fiscal 2008 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses during the second quarter of fiscal 2008 was$0.3 million, or 9.2% of net sales.
The Repair Group’s operating loss was $0.2 million in the second quarter of fiscal 2009 compared with income of $0.1 million in the comparable fiscal 2008 period. Included in the operating results for the second quarter of fiscal 2008 was the aforementioned $0.1 million of bad debt recoveries. During the second quarter of fiscal 2008, fixed operating costs were positively impacted by higher production and sales volumes, compared with the second quarter of fiscal 2009. This positive impact was partially offset by startup costs in the second quarter of fiscal 2008 related to the production launch of a new component repair program.
Applied Surface Concepts Group (“ASC Group”)
Net sales in the second quarter of fiscal 2009 decreased 7.7% to $3.6 million, compared with $3.9 million in the comparable fiscal 2008 period. In the second quarter of both fiscal 2009 and 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, were $1.8 million. In the second quarter of fiscal 2009, customized selective electrochemical metal finishing contract service net sales decreased 14.3% to $1.7 million, compared with $2.0 million in the same period in fiscal 2008. The decrease in contract service net sales is primarily attributable to a decline in oil exploration activity as a consequence of the decline in global oil prices. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the US dollar, resulting in an unfavorable currency impact on net sales in the second quarter of fiscal 2009 of approximately $0.4 million.
The ASC Group’s selling, general and administrative expenses were $1.0 million, or 28.2% of net sales, in the second quarter of fiscal 2009, compared with $1.0 million or 24.5% of net sales in the comparable fiscal 2008 period.
The ASC Group’s operating income in the second quarter of fiscal 2009 was $0.3 million, compared with $0.6 million in the same period in fiscal 2008. This decrease in operating income is principally due to lower sales volumes, a shift in sales mix to lower margin sales, and higher operating expenses, including net research and development expenditures.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.3 million in the second quarter of fiscal 2009, compared with $0.5 million in the same period in fiscal 2008. The $0.2 million decrease is principally due to a $0.1 million decrease in legal and professional expenses and a $0.1 million decrease in compensation expense, including incentive compensation.
Other/General
Interest expense was nominal in the second quarters of both fiscal 2009 and 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the second quarter of fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revolving credit agreement	—	6.5%	—	$2.4 million
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $10.9 million at March 31, 2009 from $10.4 million at September 30, 2008. At March 31, 2009, $5.5 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $3.0 million of cash (of which $2.9 million was provided by continuing operations) in the first six months of fiscal 2009 compared with $1.3 million of cash provided by operating activities (of which $2.0 million was provided by continuing operations) in the first six months of fiscal 2008. The $2.9 million of cash provided by operating activities of continuing operations in first six months of fiscal 2009 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $4.8 million, (ii) a $0.3 million decrease in inventory and (iii) $0.9 million due to the collection of refundable income taxes, offset by (i) a $1.1 million increase in accounts receivable and (ii) a $1.4 million decrease in accounts payable. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s focused efforts to optimize its in-process inventory levels partially offset by higher consignment inventory levels, (ii) the relative timing of collections from customers being impacted by the current global economic climate, including the selective extension by customers of payment terms, and (iii) the relative timing of our payments to suppliers and tax authorities.
Capital expenditures, all of which were from continuing operations, were $2.1 million in the first six months of fiscal 2009 compared with $1.2 million in the comparable fiscal 2008 period. Capital expenditures during the first six months of fiscal 2009 consist of $1.4 million by the ACM Group, $0.1 million by the ASC Group, $0.1 million by the Repair Group and $0.5 million for the initial implementation of a new company-wide management information system. The Company anticipates that total fiscal 2009 capital expenditures will be within the range of $3.0 to $4.0 million. In addition to the $2.1 million expended during the first six months of fiscal 2009, $1.3 million has been committed as of March 31, 2009, which includes $0.5 million for the further implementation of the new company-wide management information system.
At March 31, 2009, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2010 and bears interest at the bank’s base rate. The interest rate was 3.25% at March 31, 2009. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At March 31, 2009, no amounts were outstanding and the Company had $ 7.95 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants under it revolving credit agreement at March 31, 2009.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At March 31, 2009, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.

At March 31, 2009, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	Krona
Cash and cash equivalents	24	392	1,761
Accounts receivable	176	521	1,007
Accounts payable and accrued liabilities	148	338	2,624
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from March 31, 2009, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as a result of the following:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of March 31, 2009.
The noted material weakness in the effectiveness of the Company’s internal controls with respect to its existing management information system were not all remediated as of March 31, 2009 because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of implementing a new management information system (to be implemented during the next 15-21 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system. In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure, to the best of its knowledge, that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described above, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There was no significant change in our internal control over financial reporting that occurred during the second fiscal quarter ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
No change
Item 2. Change in Securities and Use of Proceeds
No change
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Shareholders held on January 27, 2009 there were a total of 4,715,349 shares present, represented either in person or by proxy. The shareholders:
A.	Elected six directors to the Company’s Board of Directors, Jeffrey P. Gotschall, P. Charles Miller, Jr., Frank N. Nichols, Alayne L. Reitman, Hudson D. Smith and J. Douglas Whelan, each to serve on the Board of Directors until the Company’s Annual Meeting in 2010.

The results of the voting for directors were as follows:

Name	Votes For	Votes Withheld
Jeffrey P. Gotschall	4,631,362	83,985
P. Charles Miller, Jr.	4,638,193	77,154
Frank N. Nichols	4,638,245	77,102
Alayne L. Reitman	4,488,951	226,396
Hudson D. Smith	4,672,610	42,737
J. Douglas Whelan	4,493,003	222,344
B.	Ratified Grant Thornton LLP as the independent auditors of the Company to audit the books and accounts of the Company for the fiscal year ending September 30, 2009. There were 4,666,530 votes cast for the appointment, 1,049 votes cast against the appointment and 47,770 abstentions.
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
4.14
Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15
Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16
Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17
Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18
Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19
Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.20
Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.20 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.21
Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.21to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

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

SIFCO Industries, Inc. (Registrant)
Date: May 12, 2009	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: May 12, 2009	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)