Form 10-Q
period 2009-06-30
SIFCO INDUSTRIES INC
filed 2009-08-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of the Registrant’s Common Shares outstanding at June 30, 2009 was 5,294,716.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales	$23,548	$27,333	$73,026	$76,493
Operating expenses:
Cost of goods sold	16,517	20,977	54,484	58,492
Selling, general and administrative expenses	2,958	3,243	8,536	9,507

Total operating expenses	19,475	24,220	63,020	67,999

Operating income	4,073	3,113	10,006	8,494

Interest income	—	(3)	(5)	(5)
Interest expense	14	22	43	135
Foreign currency exchange loss (gain), net	(47)	(8)	32	(12)
Other (income) expense, net	5	(1)	(2)	(1)

Income from continuing operations before income tax provision	4,101	3,103	9,938	8,377

Income tax provision	1,484	1,035	3,683	3,031

Income from continuing operations	2,617	2,068	6,255	5,346

Income (loss) from discontinued operations, net of tax	(198)	91	188	(216)

Net income	$2,419	$2,159	$6,443	$5,130

Income per share from continuing operations
Basic	$0.49	$0.39	$1.18	$1.01
Diluted	$0.49	$0.39	$1.18	$1.00
Income (loss) per share from discontinued operations, net of tax
Basic	$(0.04)	$0.02	$0.04	$(0.04)
Diluted	$(0.04)	$0.02	$0.04	$(0.04)
Net income per share
Basic	$0.46	$0.41	$1.22	$0.97
Diluted	$0.45	$0.40	$1.21	$0.96

Weighted-average number of common shares (basic)	5,295	5,294	5,295	5,290
Weighted-average number of common shares (diluted)	5,328	5,345	5,318	5,342
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,594	$10,440
Receivables, net	18,280	19,130
Inventories, net	9,101	11,730
Refundable income taxes	—	1,309
Deferred income taxes	1,541	1,541
Prepaid expenses and other current assets	726	463
Assets held for sale	3,170	3,158

Total current assets	50,412	47,771

Property, plant and equipment, net	12,232	10,253

Other assets	2,132	2,125

Total assets	$64,776	$60,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$99	$94
Accounts payable	7,386	8,310
Accrued liabilities	4,605	5,052

Total current liabilities	12,090	13,456

Long-term debt, net of current maturities	182	269

Deferred income taxes	3,316	3,295

Other long-term liabilities	1,957	2,450

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,295 shares at June 30, 2009 and September 30, 2008	5,295	5,295
Additional paid-in capital	6,462	6,399
Retained earnings	42,097	35,658
Accumulated other comprehensive loss	(6,623)	(6,673)

Total shareholders’ equity	47,231	40,679

Total liabilities and shareholders’ equity	$64,776	$60,149

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,443	$5,130
(Income) loss from discontinued operations, net of tax	(188)	216
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,182	1,102
Deferred income taxes	33	396
Other	63	38
Changes in operating assets and liabilities:
Receivables	824	(1,952)
Inventories	2,602	3,579
Refundable income taxes	1,309	—
Accounts payable	(911)	40
Accrued liabilities	(59)	(902)
Other long-term liabilities	(407)	(1,291)
Other	(253)	(205)

Net cash provided by operating activities of continuing operations	10,638	6,151
Net cash used for operating activities of discontinued operations	(191)	(659)

Cash flows from investing activities:
Capital expenditures	(3,238)	(1,782)

Net cash used for investing activities of continuing operations	(3,238)	(1,782)

Cash flows from financing activities:
Proceeds from revolving credit agreement	—	20,848
Repayments of revolving credit agreement	—	(23,448)
Other	(81)	(69)

Net cash used for financing activities of continuing operations	(81)	(2,669)

Increase (decrease) in cash and cash equivalents	7,128	1,041
Cash and cash equivalents at the beginning of the period	10,440	5,510
Effect of exchange rate changes on cash and cash equivalents	26	504

Cash and cash equivalents at the end of the period	$17,594	$7,055

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(40)	$(156)
Cash paid for income taxes, net	(2,043)	(2,890)
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
Aggregate option activity is as follows:

			Weighted-
	Number of	Weighted-	Average
	Share	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (Years)	Value

At September 30, 2008	93,250	$4.60
Options reinstated	2,000	$3.74

At June 30, 2009	95,250	$4.58	3.5	$569

Vested or expected to vest at June 30, 2009	95,250	$4.58	3.5	$569
Exercisable at June 30, 2009	88,750	$4.65	3.3	$520
As of June 30, 2009, there was nominal unrecognized compensation cost related to the unvested stock options granted under the Plans. The Company expects to recognize this cost over a weighted average period of less than one year.
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

Compensation expense is being accrued at (i) 0% to 50% of the target levels for recipients of the performance shares awarded during fiscal 2009 and (ii) 50% of the target levels for recipients of the performance shares awarded during fiscal 2008. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $60 and $19 during the first nine months of fiscal 2009 and 2008, respectively. As of June 30, 2009, there was $105 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.
The following is a summary of activity related to performance shares:

		Weighted Average Fair
	Number of	Value at Date
	Shares	of Grant

Outstanding at September 30, 2008	35,000	$10.94
Performance shares awarded	40,500	5.99

Outstanding at June 30, 2009	75,500	$8.29

2. Inventories
Inventories consist of:

	June 30,	September 30,
	2009	2008

Raw materials and supplies	$2,980	$3,792
Work-in-process	2,990	5,574
Finished goods	3,131	2,364

Total inventories	$9,101	$11,730

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 76% of the Company’s inventories at both June 30, 2009 and September 30, 2008. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,672 and $8,903 higher than reported at June 30, 2009 and September 30, 2008, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$2,419	$2,159	$6,443	$5,130
Foreign currency translation adjustment	342	(42)	4	905
Minimum pension liability adjustment, net of tax	—	—	46	—

Total comprehensive income	$2,761	$2,117	$6,493	$6,035

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2009	2008

Foreign currency translation adjustment	$(4,854)	$(4,858)
SFAS No. 158 net pension liability adjustment, net of tax	(1,769)	(1,815)

Total accumulated other comprehensive loss	$(6,623)	$(6,673)

4. Long-Term Debt
The Company was in compliance with all applicable loan covenants as of June 30, 2009.
5. Government Grants
In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2009 and September 30, 2008 was $440 and $442, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate through the first nine months of fiscal 2009 is 37% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Current income tax provision:
U.S. federal	$1,192	$631	$3,009	$2,209
U.S. state and local	217	86	471	225
Non-U.S	64	87	166	201

Total current tax provision	1,473	804	3,646	2,635

Deferred income tax provision (benefit):
U.S. federal	11	202	42	345
U.S. state and local	—	29	—	105
Non-U.S	—	—	(5)	(54)

Total deferred tax provision	11	231	37	396

Income tax provision	$1,484	$1,035	$3,683	$3,031

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
It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. The Company has not recorded any significant interest or penalties related to uncertain tax positions as of June 30, 2009.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$65	$61	$195	$182
Interest cost	265	237	795	712
Expected return on plan assets	(372)	(358)	(1,114)	(1,073)
Amortization of prior service cost	33	33	99	99
Amortization of net loss (gain)	13	(18)	38	(54)

Net periodic benefit cost (income)	$4	$(45)	$13	$(134)

Through June 30, 2009, the Company has made $558 of contributions to its defined benefit pension plans. The Company anticipates making $181 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2009.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). The provisions governing recognition of the funded status of a defined benefit plan and related disclosures became effective and were adopted by the Company at the end of fiscal year 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, and is therefore effective for the Company in fiscal year 2009. The change in measurement date from July 1 to September 30 resulted in a nominal adjustment to the Company’s retained earnings during the first nine months of fiscal 2009.
8. Business Segments
The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace industry. The Turbine Component Services and Repair Group consists primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group is a provider of specialized selective electrochemical metal finishing processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed. The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Aerospace Component Manufacturing Group	$16,866	$19,740	$52,725	$53,991
Turbine Component Services and Repair Group	3,373	3,643	9,629	11,229
Applied Surface Concepts Group	3,309	3,950	10,672	11,273

Consolidated net sales	$23,548	$27,333	$73,026	$76,493

Operating income (loss):
Aerospace Component Manufacturing Group	$4,171	$3,368	$10,208	$9,049
Turbine Component Services and Repair Group	252	(51)	202	(8)
Applied Surface Concepts Group	114	389	745	1,047
Corporate unallocated expenses	(464)	(593)	(1,149)	(1,594)

Consolidated operating income	4,073	3,113	10,006	8,494

Interest expense, net	14	19	38	130
Foreign currency exchange loss (gain), net	(47)	(8)	32	(12)
Other (income) expense, net	5	(1)	(2)	(1)

Consolidated income from continuing operations before income tax provision	$4,101	$3,103	$9,938	$8,377

9. Asset Divestiture and Discontinued Operations
In fiscal 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business, which operated in SIFCO Turbine’s Cork, Ireland facility. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility subject to a long-term lease arrangement with the acquirer of the industrial turbine engine component repair business. The Cork, Ireland facility is being held for sale as of June 30, 2009.
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
A. Results of Operations
Nine Months Ended June 30, 2009 Compared with Nine Months Ended June 30, 2008
Net sales in the first nine months of fiscal 2009 decreased 4.5% to $73.0 million, compared with $76.5 million in the comparable period in fiscal 2008. Income from continuing operations in the first nine months of fiscal 2009 was $6.3 million, compared with $5.3 million in the comparable period in fiscal 2008. Included in the $5.3 million of income from continuing operations in the first nine months of fiscal 2008 was expense of $0.5 million related to the business settlement of a product dispute that originated in fiscal 2007. Income (loss) from discontinued operations, net of tax, was $0.2 million of income in the first nine months of fiscal 2009, compared with a loss of $0.2 million in the comparable period in fiscal 2008. Net income in the first nine months of fiscal 2009 was $6.4 million, compared with $5.1 million in the comparable period in fiscal 2008. Included in the $6.4 million of net income in the first nine months of fiscal 2009 was LIFO income of $1.2 million, compared with $0.2 million in the comparable period in fiscal 2008.

Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2009 decreased 2.3% to $52.7 million, compared with $54.0 million in the comparable period of fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $0.6 million to $28.7 million in the first nine months of fiscal 2009, compared with $29.3 million in the comparable period in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $2.4 million to $16.4 million in the first nine months of fiscal 2009, compared with $14.0 million in the comparable period in fiscal 2008. Net sales of airframe components for large aircraft decreased $2.1 million to $3.9 million in the first nine months of fiscal 2009, compared with $6.0 million in the comparable period in fiscal 2008. Net sales of turbine engine components for large aircraft decreased $0.5 million to $1.9 million in the first nine months of fiscal 2009, compared with $2.4 million in the comparable period in fiscal 2008. Commercial product sales and other revenues were $1.8 million and $2.3 million in the first nine months of fiscal 2009 and 2008, respectively. The ACM Group’s decrease in net sales is primarily due to customer order adjustments / push-outs as a result of the overall weak global economic conditions.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $25.9 million in the first nine months of fiscal 2009, compared with $24.9 million in the comparable period in fiscal 2008. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses decreased $0.6 million to $3.2 million, or 6.0% of net sales, in the first nine months of fiscal 2009, compared with $3.8 million, or 7.0% of net sales, in the comparable period in fiscal 2008. Included in the $3.8 million of selling, general and administrative expenses in the first nine months of fiscal 2008 was $0.5 million related to the payment to a customer that (i) was made to achieve an amicable settlement related to a product dispute and (ii) the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in the first nine months of fiscal 2008 were $3.3 million, or 6.1% of net sales.
The ACM Group’s operating income in the first nine months of fiscal 2009 was $10.2 million, compared with $9.0 million in the comparable period in fiscal 2008. Operating results improved principally due to (i) an approximate $1.0 million reduction in the LIFO provision recognized in the first nine months of fiscal 2009, compared with the same period in fiscal 2008, (ii) lower expenditures for natural gas principally due to lower consumption and (iii) the negative impact, during the first nine months of fiscal 2008, of the aforementioned $0.5 million settlement expense. These improvements were partially offset by the negative impact of (i) higher manufacturing labor and benefits expense due to higher levels of employment and (ii) an increase in other manufacturing overhead costs recognized in the first nine months of fiscal 2009, compared with the same period in fiscal 2008.
The ACM Group’s backlog as of June 30, 2009 was $71.9 million, compared with $76.6 million as of September 30, 2008. At June 30, 2009, $52.6 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that the delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloys) have continued to shorten and the ACM Group believes that such lead time reduction has resulted in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did, which results in a reduction, relative to comparable prior periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period. During the first nine months of fiscal 2009, the ACM Group experienced a decrease in new orders for products that principally support commercial aircraft.
Turbine Component Services and Repair Group (“Repair Group”)
In the first nine months of fiscal 2009, net sales, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 14.2% to $9.6 million, compared with $11.2 million in the comparable fiscal 2008 period. The Repair Group’s decrease in net sales is primarily due to the overall weak global economic conditions.
During the first nine months of fiscal 2009, the Repair Group’s selling, general and administrative expenses were $1.0 million, or 10.2% of net sales, compared with $1.0 million, or 8.5% of net sales, in the comparable fiscal 2008 period.

The Repair Group’s operating income in the first nine months of fiscal 2009 was $0.2 million, compared with essentially breakeven results in the comparable period in fiscal 2008. Operating results in the first nine months of fiscal 2009 were positively impacted principally by (i) an increase in selling prices and (ii) $0.1 million of favorable settlements of certain obligations. Although sales volumes were higher in the first nine months of fiscal 2008, operating results were negatively impacted by startup costs related to the production launch of a new component repair program.
The Repair Group’s backlog as of June 30, 2009 was $3.5 million, compared with $4.5 million as of September 30, 2008. At June 30, 2009, $2.1 million of the total backlog was scheduled for delivery over the next twelve months. As discussed in the Company’s Form 8-K filed on January 20, 2009, the Company is exploring strategic alternatives for the Repair Group for the purpose of enhancing shareholder value. The Company is conducting an orderly and comprehensive review and evaluation of strategic alternatives available to it, including a divestiture of the Repair Group.
Applied Surface Concepts Group (“ASC Group”)
Net sales in the first nine months of fiscal 2009 decreased 5.3% to $10.7 million, compared with $11.3 million in the comparable fiscal 2008 period. In the first nine months of fiscal 2009, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased 2.9% to $5.4 million, compared with $5.5 million in the same period in fiscal 2008. In the first nine months of fiscal 2009, customized selective electrochemical metal finishing contract service net sales decreased 8.3% to $5.1 million, compared with $5.6 million in the same period in fiscal 2008. The decrease in contract service net sales in the first nine months of fiscal 2009, compared to the same period in fiscal 2008, is primarily attributable to a decline in oil exploration activity as a consequence of the decline in global oil prices. The ASC Group’s remaining decrease in net sales is primarily due to the overall weak global economic conditions. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the US dollar, resulting in an unfavorable currency impact on net sales in the first nine months of fiscal 2009 of approximately $0.9 million.
The ASC Group’s selling, general and administrative expenses were $3.2 million, or 30.2% of net sales, in the first nine months of fiscal 2009, compared with $3.2 million, or 28.1% of net sales, in the comparable fiscal 2008 period. Higher net research and development expenditures were offset by lower compensation expense in the first nine months of fiscal 2009 compared with the same period fiscal 2008.
The ASC Group’s operating income in the first nine months of fiscal 2009 was $0.7 million, compared with $1.0 million in the same period in fiscal 2008. This decrease in operating income was principally due to the effect of lower net sales without a corresponding decrease in operating expenses.
The ASC Group backlog at June 30, 2009 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.1 million in the first nine months of fiscal 2009, compared with $1.6 million in the same period in fiscal 2008. The $0.5 million decrease is principally due to a $0.4 million decrease in legal and professional expenses.
Other/General
Interest expense was nominal in the first nine months of fiscal 2009, compared with $0.1 million in the same period in fiscal 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the first nine months of fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Nine Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revolving credit agreement	—	7.1%	—	$1.8	million

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Net sales in the third quarter of fiscal 2009 decreased 13.8% to $23.5 million, compared with $27.3 million in the comparable period in fiscal 2008. Income from continuing operations in the third quarter of fiscal 2009 was $2.6 million, compared with $2.1 million in the comparable period in fiscal 2008. Income from discontinued operations, net of tax, was a loss of $0.2 million in the third quarter of fiscal 2009, compared with income of $0.1 million in the comparable period in fiscal 2008. Net income in the third quarter of fiscal 2009 was $2.4 million, compared with $2.2 million in the comparable period in fiscal 2008. Included in the $2.4 million of net income in the third quarter of fiscal 2009 was LIFO income of $0.6 million, compared with $0.1 million in the comparable period in fiscal 2008.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the third quarter of fiscal 2009 decreased 14.6% to $16.9 million, compared with $19.7 million in the comparable period of fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft decreased $2.9 million to $9.3 million in the third quarter of fiscal 2009, compared with $12.2 million in the comparable period in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.1 million to $5.1 million in the third quarter of fiscal 2009, compared with $4.0 million in the comparable period in fiscal 2008. Net sales of airframe components for large aircraft decreased $1.0 million to $1.3 million in the third quarter of fiscal 2009, compared with $2.3 million in the comparable period in fiscal 2008. Net sales of turbine engine components for large aircraft were $0.7 million in the third quarters of both fiscal 2009 and 2008. Commercial product sales and other revenues were $0.5 million in the third quarters of both fiscal 2009 and 2008. The ACM Group’s decrease in net sales is primarily due to customer order adjustments / push-outs as a result of the overall weak global economic conditions.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $8.3 million in the third quarter of fiscal 2009, compared with $10.3 million in the comparable period in fiscal 2008. The decrease in net sales of these components is partially attributable to the favorable impact, during the third quarter of fiscal 2008, of (i) the shipment of customer orders that were past due and (ii) the acceleration of deliveries, at the request of certain customers, due to urgent need.
The ACM Group’s selling, general and administrative expenses were $1.1 million, or 6.5% of net sales, in the third quarter of fiscal 2009, compared with $1.2 million or 5.9% of net sales, in the comparable period in fiscal 2008. The decrease in selling, general and administrative expenses in the third quarter of fiscal 2009 was principally due to a decrease in variable selling expenses as a result of lower net sales.
The ACM Group’s operating income in the third quarter of fiscal 2009 was $4.2 million, compared with $3.4 million in the comparable period in fiscal 2008. Operating results improved principally due to (i) an approximate $0.5 million reduction in the LIFO provision recognized in the third quarter of fiscal 2009, compared with the same period in fiscal 2008, (ii) lower expenditures for natural gas principally due to lower consumption as well as a decline in market price and (iii) a decrease in tooling costs recognized in the third quarter of fiscal 2009, compared with the same period in fiscal 2008. These improvements were partially offset by the negative impact of higher depreciation and other manufacturing overhead expenses recognized in the third quarter of fiscal 2009, compared with the same period in fiscal 2008.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the third quarter of fiscal 2009, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 7.4% to $3.4 million, compared with $3.6 million in the comparable fiscal 2008 period. The Repair Group’s decrease in net sales is primarily due to the overall weak global economic conditions.
During the third quarter of fiscal 2009, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 9.3% of net sales, compared with $0.3 million, or 8.1% of net sales, in the comparable fiscal 2008 period.
The Repair Group’s operating income was $0.3 million in the third quarter of fiscal 2009 compared with essentially breakeven results in the comparable fiscal 2008 period. Operating results in the third quarter of fiscal 2009 were positively impacted principally by an increase in selling prices. Although sales volumes were higher in the third quarter of fiscal 2008, operating results were negatively impacted by startup costs related to the production launch of a new component repair program.

Applied Surface Concepts Group (“ASC Group”)
Net sales in the third quarter of fiscal 2009 decreased 16.2% to $3.3 million, compared with $3.9 million in the comparable fiscal 2008 period. In the third quarter of fiscal 2009, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased 4.2% to $1.9 million, compared to $2.0 million in the same period in fiscal 2008. In the third quarter of fiscal 2009, customized selective electrochemical metal finishing contract service net sales decreased 29.9% to $1.3 million, compared with $1.9 million in the same period in fiscal 2008. The decrease in contract service net sales is primarily attributable to a decline in oil exploration activity as a consequence of the decline in global oil prices. The ASC Group’s remaining decrease in net sales is primarily due to the overall weak global economic conditions. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the US dollar, resulting in an unfavorable currency impact on net sales in the third quarter of fiscal 2009 of approximately $0.3 million.
The ASC Group’s selling, general and administrative expenses were $1.1 million, or 32.9% of net sales, in the third quarter of fiscal 2009, compared with $1.2 million or 29.9% of net sales in the comparable fiscal 2008 period. The decrease in selling, general and administrative expenses in third quarter of fiscal 2009 was principally attributable to lower compensation expense due to open positions and a temporary reduction in salaries, partially offset by higher net research and developments expenditures.
The ASC Group’s operating income in the third quarter of fiscal 2009 was $0.1 million, compared with $0.4 million in the same period in fiscal 2008. This decrease in operating income is principally due to lower sales volumes without a corresponding decrease in operating expenses.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $0.5 million in the third quarter of fiscal 2009, compared with $0.6 million in the same period in fiscal 2008. The $0.1 million decrease is principally due to a decrease in legal and professional expenses, partially offset by an increase in compensation expense, including incentive compensation.
Other/General
Interest expense was nominal in the third quarters of both fiscal 2009 and 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in the third quarter of fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revolving credit agreement	—	5.2%	—	$0.5	million
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $17.6 million at June 30, 2009 from $10.4 million at September 30, 2008. At June 30, 2009, $5.8 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $10.4 million of cash (of which $10.6 million was provided by continuing operations) in the first nine months of fiscal 2009, compared with $5.5 million of cash provided by operating activities (of which $6.2 million was provided by continuing operations) in the first nine months of fiscal 2008. The $10.6 million of cash provided by operating activities of continuing operations in first nine months of fiscal 2009 was primarily due to (i) income from continuing operations, before depreciation expense and deferred taxes, of $7.6 million, (ii) a $2.6 million decrease in inventory, (iii) a $0.8 million decrease in accounts receivable, and (iv) $1.3 million due to the collection of refundable income taxes, offset by (i) a $0.9 million decrease in accounts payable and (ii) a $0.4 million decrease in other long-term liabilities. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s focused efforts to optimize its raw material and in-process inventory levels partially offset by higher finished goods and consignment inventory levels, (ii) the relative timing of collections from customers being impacted by the current global economic climate, including the selective extension by customers of payment terms, and (iii) the relative timing of payments to suppliers and tax authorities.
Capital expenditures, all of which were from continuing operations, were $3.2 million in the first nine months of fiscal 2009 compared with $1.8 million in the comparable fiscal 2008 period. Capital expenditures during the first nine months of fiscal 2009 consist of $2.2 million by the ACM Group, $0.1 million by the ASC Group, $0.2 million by the Repair Group and $0.7 million for the initial implementation of a new company-wide management information system. The Company anticipates that total fiscal 2009 capital expenditures will be within the range of $4.0 to $5.0 million. In addition to the $3.2 million expended during the first nine months of fiscal 2009, $1.2 million has been committed as of June 30, 2009, which includes $0.3 million for the further implementation of the new company-wide management information system.
At June 30, 2009, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2010 and bears interest at the bank’s base rate. The interest rate was 3.25% at June 30, 2009. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2009, no amounts were outstanding and the Company had $7.95 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants under it revolving credit agreement at June 30, 2009.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2009.
C. Impact of Recently Issued Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before interim or annual financial statements are issued or are available to be issued. In particular, this Statement sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of (i) the date through which an entity has evaluated subsequent events and (ii) the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement should not result in significant changes in the subsequent events that an entity reports—either through recognition or disclosure—in its financial statements and does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.
In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “The Employers’ Disclosure about Postretirement Benefit Plan Assets”. The objective of this FSP is to provide guidance on an employer’s disclosure about plan assets of a defined benefit pension plan. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within a plan assets. For disclosures about plan assets, the requirements of this FSP shall be provided for fiscal years ending after December 15, 2009.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2009, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2009, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	Krona

Cash and cash equivalents	65	450	1,994
Accounts receivable	130	485	669
Accounts payable and accrued liabilities	130	264	2,665
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2009, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
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
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as a result of the following:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of June 30, 2009.

The noted material weakness in the effectiveness of the Company’s internal controls with respect to its existing management information system were not all remediated as of June 30, 2009 because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of implementing a new management information system (to be implemented during the next 6-12 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system. In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure, to the best of its knowledge, that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described above, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There was no significant change in our internal control over financial reporting that occurred during the third fiscal quarter ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
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

Exhibit
No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

Exhibit
No.	Description

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

Exhibit
No.	Description

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.20 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.21to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Change in Control Severance Agreement between the Company and Jeffrey P. Gotschall, dated July 30, 2002, filed as Exhibit 10.10 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

10.7	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.8	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

Exhibit
No.	Description

10.11	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.12	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.13	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: August 12, 2009	/s/ Jeffrey P. Gotschall
Jeffrey P. Gotschall
Chairman of the Board and Chief Executive Officer

Date: August 12, 2009	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)