Form 10-K
period 2009-09-30
SIFCO INDUSTRIES INC
filed 2009-12-15
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-5978
SIFCO Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0553950

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 East 64th Street, Cleveland Ohio	44103

(Address of principal executive offices)	(Zip Code)
(216) 881-8600
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, $1 Par Value	NYSE AMEX

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act.
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act).

large accelerated filer ☐	accelerated filer ☐	non-accelerated filer ☐	smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $18,995,824.
The number of the Registrant’s Common Shares outstanding at October 31, 2009 was 5,299,966.
Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2010 (Part III).

PART I
Item 1. Business
A. The Company
SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective electrochemical finishing. The products include forged components, machined forged parts and other machined metal components, remanufactured component parts for aerospace turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (i) Aerospace Component Manufacturing Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.
B. Principal Products and Services
1. Aerospace Component Manufacturing Group
The Aerospace Component Manufacturing Group (“ACM Group”) has a single operation in Cleveland, Ohio. This segment of the Company’s business consists principally of the manufacture of forged components for aerospace applications. As a part of the ACM Group’s manufacturing process, the business performs forging, heat-treating and precision component machining.
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
Industry
The performance of the domestic and international air transport industry directly and significantly impacts the performance of the ACM Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. Although the air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) the major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality and (iii) the increased use of wide-body aircraft, this is changing. The current global economic downturn has created significant reductions in available capital and liquidity from banks and other providers of credit. Therefore, this downturn has adversely affected the ability of the ACM Group’s customers to fulfill their purchase commitments on a timely basis and, consequently, the level of the ACM Group’s business. Certain ACM Group customers have recently extended/delayed their required delivery schedules, in particular those customers in the commercial sector of the market. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group. However, a continued deterioration in the global economy could result in further reduced demand for the products and services that it provides. The ACM Group also supplies new and spare components for military aircraft. As a result of continued military initiatives, there has been increased demand for both new and spare components for military customers. The ACM Group’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable. Further, the ACM Group does believe that it is poised to take advantage of improvement in order demand from the commercial airframe and engine manufacturers if and when it may occur.

Competition
While there has been some consolidation in the forging industry, the ACM Group believes there is limited opportunity to increase prices, other than for the pass-through of raw material steel and titanium alloys price increases. The ACM Group believes, however, that its demonstrated aerospace expertise along with focus on quality, customer service, SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) initiatives, as well as offering a broad range of capabilities provide it with an advantage in the primary markets it serves. The ACM Group competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than the ACM Group. As customers establish new facilities throughout the world, the ACM Group will continue to encounter non-U.S. competition. The ACM Group believes it can expand its markets by (i) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (ii) developing new customers in markets whose participants require similar technical competence and service (as the aerospace industry) and are willing to pay a premium for quality.
Customers
During fiscal 2009, the ACM Group had two customers, various business units of Rolls-Royce Corporation and United Technologies Corporation, which accounted for 18% and 13%, respectively, of the ACM Group’s net sales. The net sales to these two customers, and the direct subcontractors to these two customers, accounted for 57% of the ACM Group’s net sales in 2009. The ACM Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the ACM Group. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the ACM Group’s business is seasonal.
Backlog of Orders
The ACM Group’s backlog as of September 30, 2009 decreased to $70.6 million, of which $52.1 million is scheduled for delivery during fiscal 2010, compared with $76.6 million as of September 30, 2008, of which $63.8 million was scheduled for delivery during fiscal 2009. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that the delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloys) have continued to shorten and the ACM Group believes that such lead time reduction may have resulted in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did, which results in a reduction, relative to comparable prior periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period. During fiscal 2009, the ACM Group experienced a decrease in orders for products that principally support commercial aircraft.
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
Operations
The Repair Group requires the procurement of licenses/authority, which certifies that the Group has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a repair process, and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers (“OEM”) of aerospace turbine engines or the Federal Aviation Administration (“FAA”).
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
The development of remanufacturing and repair processes is an ordinary part of the Repair Group’s business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in repair processes and high temperature-resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Group’s research and development expense was $0.4 million and $0.5 million in fiscal 2009 and 2008, respectively.
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
Industry
The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. Although the air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of regional aircraft, this is changing. The current global economic downturn has created significant reductions in available capital and liquidity from banks and other providers of credit. It is difficult to determine at this time what the long-term impact of these factors may be on air travel and the demand for products and services provided by the Repair Group. However, a continued deterioration in the global economy could result in further reduced demand for the products and services that the Repair Group provides. Management’s current outlook for the air transport industry continues to remain cautiously optimistic in the near term.
Competition
In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increased direct involvement of the aerospace turbine engine manufacturers in the turbine engine overhaul and component repair businesses. With the presence of the OEMs in the market, there has been a general reluctance on the part of the OEMs to issue, to independent component repair companies, approvals for the repair of their newer model engines and related components. The Company believes that the Repair Group will, more likely than not, become more dependent in the future on (i) its ability to successfully procure and market FAA approved licenses and related repair processes and/or (ii) close collaboration with engine manufacturers.
Customers
The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2009, the Repair Group had three customers, consisting of various business units of United Technologies Corporation, Safran Group and Rolls-Royce Corporation, which accounted for 37%, 16% and 14%, respectively, of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.
Backlog of Orders
The Repair Group’s backlog from continuing operations as of September 30, 2009 decreased to $3.4 million, of which $2.3 million is scheduled for delivery during fiscal 2010 and $1.1 million is on hold, compared with $4.5 million as of September

30, 2008, of which $2.3 million was scheduled for delivery during fiscal 2009 and $2.2 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.
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
Operations
Selective electrochemical finishing of a component is done without the use of an immersion tank. A wide variety of pure metals and alloys, principally determined by the customer’s design requirements, can be used for applications including corrosion protection, wear resistance, anti-galling, increased lubricity, increased hardness, increased electrical conductivity, and re-sizing. SIFCO Process® metal solutions include: cadmium, cobalt, copper, nickel, tin and zinc. In addition, precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also provided to customers. The ASC Group has also developed a number of alloy-plating solutions such as nickel-cobalt solutions that can be used as a more environmentally friendly replacement for a chrome plating solution, or a zinc-nickel solution that can be used as a more environmentally friendly replacement for a cadmium plating solution. In fiscal 2009, the ASC Group completed development of new selective plating technologies: (i) plating on titanium and (ii) plating with a cobalt chromium carbide metal matrix composite.
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
Competition
Although the Company believes that the ASC Group is the world’s largest selective electrochemical finishing company, there are several companies globally that manufacture and sell selective electrochemical finishing solutions and equipment and/or provide contract selective electrochemical finishing services. The ASC Group seeks to differentiate itself through its technical support and research and development capabilities. The ASC Group also competes with other surface enhancement technologies such as welding and metal spray.
Customers
The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, who operate in a variety of industries, accounted for approximately 31% the Group’s fiscal 2009 net sales. No material part of the ASC Group’s business is seasonal.
Backlog of Orders
Due to the nature of its business (i.e. shorter lead times for its products and services) the ASC Group had no material backlog at September 30, 2009 and 2008.
4. General
For financial information concerning the Company’s reportable segments see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 11 to consolidated financial statements included in Item 8.
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
D. Employees
The number of the Company’s employees decreased from approximately 360 at the beginning of fiscal year 2009 to approximately 310 employees at the end of fiscal 2009. The decrease was principally the result of reductions in employment levels in all of the Company’s businesses due to the general economic downturn. The Company is party to a collective bargaining agreement with certain employees located at its ACM Group’s Cleveland, Ohio facility. The ACM Group’s union contract expires in May 2010 (effective since May 2005). The Repair Group’s union contract expired in July 2009 and was extended for 60 days until September 2009. As of September 30, 2009 the Repair Group is operating without a collective bargaining agreement. Management considers its relations with the Company’s employees to be good.
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
As of September 30, 2009, a portion of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.
Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2009 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•	The Turbine Component Services and Repair Group operates a single, owned facility in Minneapolis, Minnesota with a total of 59,000 square feet and that is involved in the repair and remanufacture of small aerospace turbine engine components.

•	The Aerospace Component Manufacturing Group operates in a single, owned 240,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•	The Applied Surface Concepts Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The Group leases space aggregating 52,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The Group also operates in an owned 3,000 square foot facility in Rattvik, Sweden.

•	The Company owns a building located in Cork, Ireland (59,000 square feet) that (i) is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold in fiscal 2007, and (ii) is being marketed for sale as of September 30, 2009.
Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future cost of litigation.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the Company’s 2009 fiscal year.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Prior to October 1, 2008, the Company’s Common Shares were traded on the American Stock Exchange (AMEX) under the symbol “SIF”. NYSE Euronext acquired the AMEX on October 1, 2008. Post merger, the AMEX equities business was re-branded to NYSE AMEX Equities (NYSE AMEX). The Company’s Common Shares are now traded on the NYSE AMEX under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2009		2008
	High	Low	High	Low
First Quarter	$7.85	$4.10	$23.20	$14.60
Second Quarter	7.60	4.92	16.78	9.80
Third Quarter	11.37	5.94	15.40	10.08
Fourth Quarter	14.76	9.34	10.95	7.60

Performance Graph
Set forth below is a graph comparing the returns to shareholders of the Company’s Common Shares to the returns to shareholders of the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Index. The graph assumes (i) that the value of the investment in the Company’s Common Shares, the S&P Composite — 500 Stock Index and the S&P Aerospace/Defense Index was $100 on September 30, 2004 and (ii) the reinvestment of dividends.
Comparison of Five-Year Return Performance of
SIFCO Industries, Inc., the S&P 500 Index
and the S&P Aerospace/Defense Index
Dividends and Shares Outstanding
The Company declared a special cash dividend of $0.10 per Common Share in fiscal 2009 but does not necessarily anticipate paying further dividends in the foreseeable future. The Company currently intends to retain all of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2009, there were approximately 689 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

Item 6. Selected Financial Data
The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Item 8.

	Years Ended September 30,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)
Statement of Operations Data
Net sales	$93,888	$101,391	$87,255	$68,606	$52,863
Income (loss) from continuing operations before income tax provision	12,327	8,820	10,255	(35)	(2,424)
Income tax provision	4,480	3,277	1,483	14	541
Income (loss) from continuing operations	7,847	5,543	8,772	(49)	(2,965)
Income (loss) from continuing operations per share (basic)	1.48	1.05	1.67	(0.01)	(0.57)
Income (loss) from continuing operations per share (diluted)	1.47	1.04	1.66	(0.01)	(0.57)
Income (loss) from discontinued operations, net of tax	188	287	(2,044)	1,009	2,769
Net income (loss)	8,035	5,830	6,728	960	(196)
Net income (loss) per share (basic)	1.52	1.10	1.28	0.18	(0.04)
Net income (loss) per share (diluted)	1.51	1.09	1.27	0.18	(0.04)
Cash dividends per share	0.10	—	—	—	—

Shares Outstanding at Year End	5,298	5,295	5,281	5,222	5,222

Balance Sheet Data
Working capital	$35,540	$34,315	$32,350	$15,011	$9,619
Property, plant and equipment, net	16,940	10,253	10,570	14,059	18,744
Total assets	65,770	60,149	60,889	48,775	49,523
Long-term debt, net of current maturities	154	269	2,986	427	10
Other long-term liabilities	6,207	2,450	1,958	5,838	8,645
Total shareholders’ equity	45,245	40,679	36,778	25,183	22,398
Shareholders’ equity per share	8.54	7.68	6.96	4.82	4.29

Financial Ratios
Return on beginning shareholders’ equity	19.8%	15.9%	26.7%	4.3%	(0.8)%
Long-term debt to equity percent	0.3%	0.7%	8.1%	1.7%	—
Current ratio	3.9	3.6	3.1	1.9	1.5
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace industry in particular, of the global economic downturn, including the reduction in available capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (9) continued reliance on several major customers for revenues; (10) the Company’s ability to continue to have access to its revolving credit facility; (11) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions and the market value of plan assets; and (12) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective electrochemical finishing. The products include forged components, machined forged parts and other machined metal components, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following — (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
1. Fiscal Year 2009 Compared with Fiscal Year 2008
Net sales in fiscal 2009 decreased 7.4% to $93.9 million, compared with $101.4 million in fiscal 2008.
Income from continuing operations in fiscal 2009 was $7.8 million, compared with $5.5 million in fiscal 2008. Included in the $7.8 million of income from continuing operations in fiscal 2009 was LIFO income of $1.6 million. Included in the $5.5 million of income from continuing operations in fiscal 2008 was (i) $0.5 million of expense related to an amicable business settlement of a product dispute that originated in fiscal 2007, (ii) $0.8 million of expense related to the impairment of a long-lived asset and (iii) LIFO expense of $1.7 million. Income from discontinued operations, net of tax, was $0.2 million in fiscal 2009, compared with $0.3 million in fiscal 2008. Net income in fiscal 2009 was $8.0 million, compared with $5.8 million in fiscal 2008.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2009 decreased 4.6% to $68.6 million, compared with $72.0 million in fiscal 2008. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $0.3 million to $38.5 million in fiscal 2009, compared with $38.2 million in fiscal 2008. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.1 million to $21.0 million in fiscal 2009, compared with $19.9 million in fiscal 2008. Net sales of airframe components for large aircraft decreased $3.0 million to $4.6 million in fiscal 2009, compared with $7.6 million in fiscal 2008. Net sales of turbine engine components for large aircraft decreased $0.8 million to $2.2 million in fiscal 2009, compared with $3.0 million in fiscal 2008. Commercial product sales and other revenues were $2.3 million and $3.3 million in fiscal 2009 and 2008, respectively. The decline in net sales of airframe and turbine engine components for large aircraft is primarily attributable to the overall weak global economic conditions and the related impact such conditions have had on commercial aviation.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $35.0 million in fiscal 2009, compared with $33.6 million in fiscal 2008. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses decreased $0.7 million to $4.2 million, or 6.1% of net sales, in fiscal 2009, compared with $4.9 million, or 6.8% of net sales, in fiscal 2008. Included in selling, general and administrative expenses in fiscal 2008 was $0.5 million related to the payment to a customer that (i) was made to achieve an amicable business settlement of a product dispute and (ii) that the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in fiscal 2008 were $4.4 million, or 6.1% of net sales. The remaining $0.2 million decrease in selling, general and administrative expenses in fiscal 2009 compared with fiscal 2008 was principally due to a $0.1 million decrease in variable selling cost principally due to the decrease in net sales.

During the fourth quarter of fiscal 2008, the ACM group recorded $0.8 million of expense related the impairment of a long-lived asset.
The ACM Group’s operating income in fiscal 2009 was $13.4 million, compared with $9.9 million in fiscal 2008. Operating results in fiscal 2009 were favorably impacted by (i) an approximate $3.3 million reduction in the LIFO expense in fiscal 2009, compared with fiscal 2008, (ii) lower expenditures for natural gas principally due to lower consumption and (iii) the negative impact in fiscal 2008, of the aforementioned $0.5 million settlement expense and $0.8 million impairment expense. These improvements were partially offset by the negative impact of (i) higher manufacturing labor and benefits expense due to higher average levels of employment and (ii) an increase in other manufacturing overhead costs incurred in fiscal 2009, compared with fiscal 2008.
Turbine Component Services and Repair Group (“Repair Group”)
During fiscal 2009, net sales, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 19.6% to $11.5 million, compared with $14.3 million in fiscal 2008. The Repair Group’s decrease in net sales is primarily due to the overall weak global economic conditions.
During fiscal 2009, the Repair Group’s selling, general and administrative expenses were $1.3 million, or 11.0% of net sales, compared with $1.3 million, or 9.2% of net sales, in fiscal 2008.
The Repair Group’s operating income in fiscal 2009 was $0.1 million, compared with an operating loss of $0.3 million in fiscal 2008. Operating results in fiscal 2009 were positively impacted principally by (i) an increase in selling prices, (ii) $0.1 million of income related to the favorable settlements of certain obligations and (iii) the improved management of operating expenses, principally labor costs. Although sales volumes were higher in fiscal 2008, operating results were negatively impacted in fiscal 2008 by startup costs related to the production launch of a new component repair program.
As discussed in the Company’s Form 8-K filed on January 20, 2009, the Company is exploring strategic alternatives for the Repair Group for the purpose of enhancing shareholder value. The Company is conducting an orderly and comprehensive review and evaluation of strategic alternatives available to it, including a divestiture of the Repair Group.
Applied Surface Concepts Group (“ASC Group”)
Net sales decreased 9.0% to $13.7 million in fiscal 2009, compared with $15.1 million in fiscal 2008. In fiscal 2009, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased $0.4 million to $7.1 million, compared with $7.5 million in fiscal 2008. In fiscal 2009, customized selective electrochemical metal finishing contract service net sales decreased $0.9 million to $6.5 million, compared with $7.4 million in fiscal 2008. The overall weak global economic conditions, particularly in the oil and gas industry, negatively impacted the ASC Group’s net sales in fiscal 2009. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the US dollar, resulting in an unfavorable currency impact on net sales in fiscal 2009 of approximately $1.0 million.
The ASC Group’s selling, general and administrative expenses decreased $0.2 million to $4.1 million, or 30.3% of net sales, in fiscal 2009, compared with $4.3 million, or 28.7% of net sales, in fiscal 2008. The decrease in selling, general and administrative expenses in fiscal 2009 was principally due to a reduction in compensation and benefit related expenses attributable to the elimination of certain positions and the temporary reduction of employee compensation.
The ASC Group’s operating income in fiscal 2009 was $0.8 million, compared with $1.3 million in fiscal 2008. This decrease in operating income was principally due to the effect of lower net sales without a corresponding decrease in operating expenses.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $1.9 million in fiscal 2009, compared with $2.0 million in fiscal 2008. The $0.1 million net decrease in fiscal 2009 is principally due to a $0.4 million decrease in legal and professional expenses in fiscal 2009, compared with fiscal 2008. This decrease was partially offset by $0.2 million of depreciation expense recorded in the fourth quarter of fiscal 2009 related to an asset that was classified as held for sale, beginning in fiscal 2008 and through the third quarter of fiscal 2009, for which no depreciation expense was required to be recorded while it was classified as held for sale. See Note 9 to the consolidated financial statements for further discussion regarding this asset and its related classification.
Other/General
Interest expense from continuing operations was $0.1 million in both fiscal 2009 and 2008. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s revolving credit agreement in fiscal years 2009 and 2008.

	Weighted Average		Weighted Average
	Interest Rate		Outstanding Balance
	Year Ended September 30,		Year Ended September 30,
Credit Agreement	2009	2008	2009	2008
Revolving credit agreement	N/A	6.8%	N/A	$1.4 million
The Company believes that inflation did not materially affect its results of operations in either fiscal 2009 or 2008, and does not expect inflation to be a significant factor in fiscal 2010.
2. Fiscal Year 2008 Compared with Fiscal Year 2007
Net sales from continuing operations in fiscal 2008 increased 16.2% to $101.4 million, compared with $87.3 million in fiscal 2007.
Income from continuing operations before income taxes in fiscal 2008 was $8.8 million, compared with $10.3 million in fiscal 2007. Included in the $8.8 million of income from continuing operations before income taxes in fiscal 2008 was (i) $0.5 million of expense related to the amicable business settlement of a product dispute that originated in fiscal 2007, (ii) $0.8 million of expense related to the impairment of a long-lived asset, and (iii) a LIFO provision of $1.7 million. Included in the $10.3 million of income from continuing operations before income taxes in fiscal 2007 was (i) $0.1 million of expense related to the amicable business settlement of a product dispute that originated in fiscal 2007 and (ii) a LIFO provision of $0.3 million.
Income (loss) from discontinued operations, net of tax, which includes both the industrial turbine repair business that was sold in fiscal 2007 and the large aerospace turbine engine component repair business that was sold in fiscal 2006, was income of $0.3 million in fiscal 2008, compared with a $2.0 million loss in fiscal 2007. Included in the $2.0 million loss from discontinued operations in fiscal 2007 were (i) grant income of $2.1 million and (ii) a loss of approximately $0.8 million from the divestiture in fiscal 2007 of a business and certain related assets, as explained more fully in Notes 4 and 9, respectively, to the consolidated financial statements.
Net income in fiscal 2008 was $5.8 million, compared with $6.7 million in fiscal 2007.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in fiscal 2008 increased 20.0% to $72.0 million, compared with $60.0 million in fiscal 2007. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $7.6 million to $38.2 million in fiscal 2008, compared with $30.6 million in fiscal 2007. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets, as well as military transport and surveillance aircraft, increased $1.8 million to $19.9 million in fiscal 2008, compared with $18.1 million in fiscal 2007. Net sales of airframe components for large aircraft increased $0.5 million to $7.6 million in fiscal 2008, compared with $7.1 million in fiscal 2007. Net sales of turbine engine components for large aircraft increased $1.3 million to $3.0 million in fiscal 2008, compared with $1.7 million in fiscal 2007. Commercial product sales and other revenues were $3.3 million and $2.5 million in fiscal 2008 and 2007, respectively.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $33.4 million in fiscal 2008, compared with $25.7 million in fiscal 2007. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses increased $1.2 million to $4.9 million, or 6.8% of net sales, in fiscal 2008, compared with $3.7 million, or 6.1% of net sales, in fiscal 2007. The $1.2 million increase in selling, general and administrative expenses in fiscal 2008 was principally due to a $0.6 million payment to a customer that was made to achieve an amicable business settlement of a product dispute that originated in fiscal 2007, of which $0.1 million was expensed in fiscal 2007, and that the Company agreed to make as a business gesture of good faith and cooperation without admission of liability. The remaining selling, general and administrative expenses in fiscal 2008 and 2007 were $4.4 million, or 6.1% of net sales, and $3.6 million, or 6.0% of net sales, respectively. The remaining $0.8 million increase in selling, general and administrative expenses in fiscal 2008 compared to fiscal 2007 was principally due to (i) a $0.3 million increase in variable selling cost principally due to the increase in net sales, (ii) a $0.2 million increase in compensation and related expenses, and (iii) a $0.1 million increase in bad debt expense.
During the fourth quarter of fiscal 2008, the ACM group recorded $0.8 million of expense related the impairment of a long-lived asset.
The ACM Group’s operating income in fiscal 2008 was $9.9 million, compared with $10.3 million in fiscal 2007. Included in the $9.9 million of operating income in fiscal 2008 were the aforementioned $1.3 million of expenses related to the amicable business settlement of a product dispute and the impairment of a long-lived asset. The $11.2 million of operating income in fiscal 2008, before these $1.3 million of expenses, reflected an improvement relative to fiscal 2007 principally due to the positive impact on margins resulting from higher production and sales volumes in the fiscal 2008, which allowed the ACM Group to leverage its fixed operating cost structure over more units of production and sales. The positive impact of the improved leverage of its fixed operating cost were partially offset by the negative impact of (i) a $1.4 million increase in the LIFO provision and (ii) higher variable labor costs recognized in fiscal 2008, compared to fiscal 2007.
Turbine Component Services and Repair Group (“Repair Group”)
During fiscal 2008, net sales, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 10.8% to $14.3 million, compared with $12.9 million in fiscal 2007.
During fiscal 2008, the Repair Group’s selling, general and administrative expenses from continuing operations were $1.3 million, or 9.2% of net sales, compared with $1.4 million, or 10.5% of net sales, in fiscal 2007. Included in selling, general and administrative expenses during both fiscal 2008 and 2007 was $0.1 million of bad debt recoveries and, therefore, the remaining selling, general and administrative expenses were $1.4 million, or 9.9% of net sales, and $1.5 million, or 11.2% of net sales, during such periods, respectively.
The Repair Group’s operating results from continuing operations were a loss of $0.3 million in fiscal 2008, compared with income of $0.7 million in fiscal 2007. Included in the $0.3 million operating loss during fiscal 2008 were (i) the aforementioned $0.1 million of bad debt recovery, (ii) $0.1 million of income from the sale of previously reserved inventory, and (iii) $0.1 million of income related to the renegotiation of a vendor obligation. Despite these favorable items, the reason that operating results did not improve with the higher volumes during fiscal 2008 is due principally to startup costs related to the production launch of a new component repair program and a change in product sales mix to less favorable margin products.
Applied Surface Concepts Group (“ASC Group”)
Net sales increased 5.3% to $15.1 million, compared with $14.3 million in fiscal 2007. In fiscal 2008, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, increased $0.4 million to $7.5 million, compared with $7.1 million in fiscal 2007. In fiscal 2008, customized selective electrochemical metal finishing contract service net sales increased $0.3 million to $7.4 million, compared with $7.1 million in fiscal 2007. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the US dollar resulting in a favorable currency impact on net sales in fiscal 2008 of approximately $0.3 million.
The ASC Group’s selling, general and administrative expenses decreased $0.1 million to $4.3 million, or 28.7% of net sales, in fiscal 2008, compared with $4.4 million, or 31.0% of net sales, in fiscal 2007. The $0.1 million decrease in selling, general and administrative expenses in fiscal 2008 was principally due to a reduction in compensation and benefit related expenses attributable to certain salaried support positions that have either been eliminated or, if not eliminated, have not yet been replaced.
The ASC Group’s operating income in fiscal 2008 was $1.3 million, compared with $1.0 million in fiscal 2007. This $0.3 million increase in operating income is principally due to (i) a decrease in selling, general and administrative expenses discussed above and (ii) improved operating margins due to higher sales. These gains were partially offset by (i) rising precious metals commodity costs that could not be fully passed on to customers and (ii) higher compensation expense due to the hiring of additional operations personnel.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other corporate expenses, were $2.0 million in fiscal 2008, compared with $1.7 million in fiscal 2007. The $0.3 million increase in fiscal 2008 is principally due to an increase in legal and professional expenses related to (i) the Company’s long-term strategic planning efforts, including its incentive compensation planning, (ii) its efforts required to achieve initial Sarbanes-Oxley compliance in fiscal 2008, and (iii) professional tax consulting services. These increases were partially offset by a decrease in incentive expense.
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
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $19.9 million at September 30, 2009, compared with $10.4 million at September 30, 2008. At September 30, 2009, $5.8 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $15.1 million of cash (of which $15.3 million was provided by continuing operations) in fiscal 2009, compared with $9.7 million of cash provided by operating activities (of which $9.8 million was provided by continuing operations) in fiscal 2008. The $15.1 million of cash provided by operating activities in fiscal 2009 was primarily due to (i) $8.0 million of net income, (ii) the impact of such non-cash items as depreciation expense, deferred taxes and LIFO income; (iii) a $5.7 million decrease in inventory; (iv) a $2.1 million decrease in accounts receivable; and (v) a $0.4 million decrease in refundable income taxes. These sources of cash were offset principally by (i) a $1.0 million decrease in accounts payable and accrued liabilities and (ii) a $0.6 million decrease in other long-term liabilities. The changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) the ACM Group’s successful efforts to further improve the optimization of its inventory levels, (ii) the relative timing of collections from customers being impacted by the current global economic climate and (iii) the relative timing of payments to suppliers and tax authorities. The change in other long-term liabilities is principally attributable to pension contributions for U.S. defined benefit pension plans.
Capital expenditures were $5.3 million in fiscal 2009 compared with $2.0 in fiscal 2008. Capital expenditures during fiscal 2009 consist of $4.4 million by the ACM Group, $0.6 million by the ASC Group and $0.3 million by the Repair Group. Included in the $5.3 million is $0.9 million for the initial implementation of a new company-wide management information system. In addition to the $5.3 million expended during fiscal 2009, $2.1 million has been committed as of September 30,

2009, which includes $0.2 million for the further implementation of the new company-wide management information system. The Company anticipates that capital expenditures will be within the range of $5.5 to $6.5 million in fiscal 2010 to support the projected growth in the Company’s businesses.
At September 30, 2009, the Company had an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2010 and bears interest at the bank’s base rate. The interest rate was 3.25% at September 30, 2009. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2009, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2009.
The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2010.
C. Off-Balance Sheet Arrangements
The Company does not have any obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.
D. Other Contractual Obligations
The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2009 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

		Payments Due by Period
	(Amounts in thousands)
		Less than	>1 up to	>3 up to	More than
Other Contractual Obligations	Total	1 year	3 years	5 years	5 years
Debt obligations	$7	$2	$3	$2	$—
Capital lease obligations	269	124	145	—	—
Operating lease obligations	957	458	495	4	—

Total	$1,233	$584	$643	$6	$—

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2009 for raw materials and supplies required in the normal course of business. Excluded from the foregoing Other Contractual Obligations table is a $59 liability for uncertain tax positions as the Company is unable to determine at this time if and/or when this amount, or any portion thereof, will be settled. Included in other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2009 is $5.4 million of liabilities related to the Company’s defined benefit pension plans. The Company is expected to fund approximately $0.8 million of pension obligations in fiscal 2010.
E. Outlook
The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as aircraft and related engine manufacturers. Consequently, the performance of the domestic and international air transport industry directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.
The financial condition of many airlines in the U.S. and throughout the world, while showing improvement, continues to be weak. Some airlines have received U.S. government assistance and/or have proceeded through the bankruptcy reorganization process, while others continue to pursue major restructuring initiatives, all of which appear to have had some positive impact on operating results in recent periods. Modest improvements in the commercial airlines and the relatively stable to slightly declining demand in the commercial aircraft and related engine industries have been complemented by relatively strong U.S. military spending for aircraft and related components. The air transport industry’s long-term outlook is for continued, steady growth. Such longer-term outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine repairs. Although the air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality, and (iii) the increased use of wide-body aircraft, this is changing. The current global economic downturn has created significant reductions in available capital and liquidity from banks and other providers of credit. Therefore, this downturn has adversely affected the ability of the Company’s customers to fulfill their purchase commitments on a timely basis and, as such, the level of the Company’s business. Certain of the Company’s customers have recently extended/delayed their required delivery schedules, in particular those customers in the commercial sector of the market. A continued deterioration in the global economy could result in further reduced demand for the products and services that the Company provides. The Company supplies new and spare components for military aircraft. As a result of continued military initiatives, there has been increased demand for both new and spare components for military customers. The Company’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable, and the Company does believe that it is poised to take advantage of the resulting improvement in order demand from the commercial airframe and engine manufacturers if and when it may occur.
It is difficult to determine, at this time, the potential long-term impact that the aforementioned factors may have on air travel and the demand for the products and services provided by the Company. Lack of continued improvement could result in credit risk associated with serving the financially troubled airlines and/or their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company’s net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that cash on-hand, funds available under its revolving credit agreement, and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, and if such excess carrying value is determined to be permanent, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts, and projected proceeds upon disposal of long-lived assets. The Company’s budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition. The Company believes that its estimates of future undiscounted cash flows and fair value are reasonable; however, changes in estimates of such undiscounted cash flows and fair value could change the Company’s estimates of fair value, which could result in future impairment charges.
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The discussion that follows provides information on the significant assumptions/elements associated with these defined benefit pension plans.
One significant assumption in determining net pension expense is the expected return on plan assets. The Company determines the expected return on plan assets principally based on (i) the expected return for the various asset classes in the respective plans’ investment portfolios and (ii) the targeted allocation of the respective plans’ assets. The expected return on plan assets is developed using historical asset return performance as well as current and anticipated market conditions such as inflation, interest rates and market performance. Should the actual rate of return differ materially from the assumed/expected rate, the Company could experience a material adverse effect on the funded status of its plans and, accordingly, on its related future net pension expense.
Another significant assumption in determining the net pension expense is the discount rate. The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date
Deferred Tax Valuation Allowance
The Company accounts for deferred taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to accounting for income taxes, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At September 30, 2009 and 2008, the Company’s net deferred tax liability before any valuation allowance was a nominal amount and $1.3 million, respectively.
G. Impact of Newly Issued Accounting Standards
In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes, which provided implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities. The adoption of the implementation guidance will not have an impact on the Company’s consolidated financial statements and disclosures.
In July 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (“GAAP”), which launched the Accounting Standards Codification (“Codification”), which established a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP in the United States. All guidance in the Codification carries an equal level of authority. Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact to the financial statements of the Company.
In May 2009, the FASB issued guidance related to changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. In particular, these changes set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance introduces the concept of financial statements being available to be issued. It requires the disclosure of (i) the date through which an entity has evaluated subsequent events and (ii) the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance should not result in significant changes in the subsequent events that an entity reports in its financial statements and does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of these changes had no significant impact to the financial statements of the Company.
In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. The requirements of this new disclosure about plan assets shall be provided for fiscal years ending after December 15, 2009.

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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2009, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At September 30, 2009, the Company’s assets and liabilities denominated in the Pound Sterling, the Euro and Swedish Krona were as follows (amounts in thousands):

	Pound Sterling	Euro	Swedish Krona
Cash and cash equivalents	35	585	1,508
Accounts receivable	122	397	841
Accounts payable	31	79	91
Accrued liabilities	99	107	2,213
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s long-term debt consisting of a revolving credit agreement with a bank. If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2009 rate, and assuming no change in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted. The Company’s sensitivity analyses of the effects of changes in interest rates do not consider the impact of a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevail. At September 30, 2009, the Company is not a party to any hedging or other interest rate risk management agreements.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ GRANT THORNTON LLP
Cleveland, Ohio
December 15, 2009

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2009	2008	2007
Net sales	$93,888	$101,391	$87,255
Operating expenses:
Cost of goods sold	69,947	79,161	65,835
Selling, general and administrative expenses	11,465	12,495	11,173
Loss (gain) on disposal or impairment of operating assets	—	757	(137)

Total operating expenses	81,412	92,413	76,871

Operating income	12,476	8,978	10,384

Interest income	(16)	(24)	(4)
Interest expense	67	149	167
Foreign currency exchange loss (gain)	217	35	(20)
Other income, net	(119)	(2)	(14)

Income from continuing operations before income tax provision	12,327	8,820	10,255

Income tax provision	4,480	3,277	1,483

Income from continuing operations	7,847	5,543	8,772

Income (loss) from discontinued operations, net of tax	188	287	(2,044)

Net income	$8,035	$5,830	$6,728

Income per share from continuing operations
Basic	$1.48	$1.05	$1.67
Diluted	$1.47	$1.04	$1.66

Income (loss) per share from discontinued operations, net of tax
Basic	$0.04	$0.05	$(0.39)
Diluted	$0.04	$0.05	$(0.39)

Net income per share
Basic	$1.52	$1.10	$1.28
Diluted	$1.51	$1.09	$1.27

Weighted-average number of common shares (basic)	5,295	5,291	5,246
Weighted-average number of common shares (diluted)	5,325	5,340	5,286
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$19,875	$10,440
Receivables, net	17,010	19,130
Inventories	7,568	11,730
Refundable income taxes	889	1,309
Deferred income taxes	1,651	1,541
Prepaid expenses and other current assets	601	463
Assets held for sale	—	3,158

Total current assets	47,594	47,771

Property, plant and equipment:
Land	578	578
Buildings	14,748	9,933
Machinery and equipment	38,785	34,110

	54,111	44,621
Accumulated depreciation	37,171	34,368

Property, plant and equipment, net	16,940	10,253

Other assets	1,236	2,125

Total assets	$65,770	$60,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$101	$94
Accounts payable	7,629	8,310
Accrued liabilities	4,324	5,052

Total current liabilities	12,054	13,456

Long-term debt, net of current maturities	154	269

Deferred income taxes	2,110	3,295

Other long-term liabilities	6,207	2,450

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,298 shares in 2009 and 5,295 shares in 2008	5,298	5,295
Additional paid-in capital	6,490	6,399
Retained earnings	43,160	35,658
Accumulated other comprehensive loss	(9,703)	(6,673)

Total shareholders’ equity	45,245	40,679

Total liabilities and shareholders’ equity	$65,770	$60,149

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net income	$8,035	$5,830	$6,728
Loss (income) from discontinued operations, net of tax	(188)	(287)	2,044
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,825	1,483	1,447
Loss (gain) on disposal of property, plant and equipment	(5)	1	(141)
LIFO (income) provision	(1,583)	1,712	331
Deferred income taxes	580	1,184	1,208
Share transactions under employee stock plan	94	60	88
Asset impairment charges	—	757	—
Changes in operating assets and liabilities:
Receivables	2,128	(58)	(3,512)
Inventories	5,726	3,412	(9,528)
Refundable income taxes	420	(1,311)	8
Prepaid expenses and other current assets	(136)	(110)	11
Other assets	4	(184)	888
Accounts payable	(746)	(650)	(148)
Accrued liabilities	(236)	(705)	371
Other long-term liabilities	(644)	(1,337)	(915)

Net cash provided by (used for) operating activities of continuing operations	15,274	9,797	(1,120)
Net cash used for operating activities of discontinued operations	(191)	(62)	(3,248)

Cash flows from investing activities:
Capital expenditures	(5,256)	(2,012)	(874)
Proceeds from disposal of property, plant and equipment	5	1	63
Acquisition of business	—	—	—
Other	—	—	118

Net cash used for investing activities of continuing operations	(5,251)	(2,011)	(693)
Net cash provided by investing activities of discontinued operations	—	—	3,228

Cash flows from financing activities:
Proceeds from revolving credit agreement	—	21,029	32,091
Repayments of revolving credit agreement	—	(23,629)	(29,908)
Proceeds from other indebtedness	—	—	180
Repayments of long-term debt	(2)	—	(236)
Dividends declared	(529)	—	—
Repayments of capital lease obligations	(106)	(109)	(75)

Net cash provided by (used for) financing activities of continuing operations	(637)	(2,709)	2,052

Increase in cash and cash equivalents	9,195	5,015	219
Cash and cash equivalents at beginning of year	10,440	5,510	4,744
Effect of exchange rate changes on cash and cash equivalents	240	(85)	547

Cash and cash equivalents at end of year	$19,875	$10,440	$5,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$(52)	$(172)	$(107)
Cash paid for income taxes, net	$(4,061)	$(3,598)	$(635)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

				Accumulated
		Additional		Other	Total
		Paid-In	Retained	Comprehensive	Shareholders’
	Common Shares	Capital	Earnings	Loss	Equity
Balance — September 30, 2006	$5,222	$6,323	$23,100	$(9,462)	$25,183

Comprehensive income:
Net income	—	—	6,728	—	6,728
Foreign currency translation adjustment	—	—	—	2,285	2,285
Minimum pension liability adjustment, net of tax	—	—	—	2,819	2,819

Total comprehensive income					11,832

Pension liability adjustment, net of tax as of September 30, 2007	—	—	—	(325)	(325)
Stock option expense	—	32	—	—	32
Share transactions under employee stock plans	59	(3)	—	—	56

Balance — September 30, 2007	$5,281	$6,352	$29,828	$(4,683)	$36,778

Comprehensive income:
Net income	—	—	5,830	—	5,830
Foreign currency translation adjustment	—	—	—	(500)	(500)
Pension liability adjustment, net of tax	—	—	—	(1,490)	(1,490)

Total comprehensive income					3,840

Stock option and performance share expense	—	50	—	—	50
Share transactions under employee stock plans	14	(3)	—	—	11

Balance — September 30, 2008	$5,295	$6,399	$35,658	$(6,673)	$40,679

Comprehensive income:
Net income	—	—	8,035	—	8,035
Foreign currency translation adjustment	—	—	—	212	212
Pension liability adjustment, net of tax	—	—	(4)	(3,242)	(3,246)

Total comprehensive income					5,001
Dividend declared			(529)		(529)
Stock option and performance share expense	—	82	—	—	82
Share transactions under employee stock plans	3	9	—	—	12

Balance — September 30, 2009	$5,298	$6,490	$43,160	$(9,703)	$45,245

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2009, 2008 and 2007
(Dollars in thousands, except share and per share data)
1. Summary of Significant Accounting Policies
A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective electrochemical finishing. The products include forged components, machined forged parts and other machined metal parts, remanufactured components for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (i) Aerospace Component Manufacturing Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.
B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. The functional currency for the Company’s other non-U.S. subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.
D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $633 and $583 at September 30, 2009 and 2008, respectively. During fiscal 2009 and 2008, $141 and $257 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $195, $254 and $147 in fiscal 2009, 2008 and 2007, respectively.
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 41% of the Company’s net sales in fiscal 2009 were to four of its largest customers, with an additional 14% of combined net sales to various direct subcontractors to these customers. No other single group or customer represents greater than 5% of total net sales in fiscal 2009. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2009.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. Cost is determined by the Company’s ACM Group using the last-in, first-out (“LIFO”) method for approximately 72% and 76% of the Company’s inventories at September 30, 2009 and 2008, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains formal policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order. The Company’s allowances for obsolete and excess inventory were $1,319 and $1,061 at September 30, 2009 and 2008, respectively.
F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements — 5 to 50 years and (ii) machinery and equipment, including office and computer equipment — 3 to 30 years.

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
H. REVENUE RECOGNITION
The Company recognizes revenue in accordance with the relevant portions of the guidance provided by the United States Securities and Exchange Commission (“SEC”) related to revenue recognition in financial statements. Revenue is generally recognized when products are shipped or services are provided to customers.
I. IMPACT OF RECENTLY ADOPTED ACCOUNTING
In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-06, Income Taxes, which provided implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities. The adoption of the implementation guidance did not have an impact on the Company’s consolidated financial statements and disclosures.
In July 2009, the FASB issued ASU No. 2009-01, Generally Accepted Accounting Principles (“GAAP”), which launched the Accounting Standards Codification (“Codification”), which established a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The Codification is now the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP in the United States. All guidance in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (“ASU”). Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no significant impact to the financial statements of the Company.
In May 2009, the FASB issued guidance related to changes to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. In particular, these changes set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance introduces the concept of financial statements being available to be issued. It requires the disclosure of (i) the date through which an entity has evaluated subsequent events and (ii) the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance should not result in significant changes in the subsequent events that an entity reports in its financial statements and does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of these changes had no significant impact to the financial statements of the Company.
In September 2006, the FASB issued amended guidance related to employers’ accounting for defined benefit pension and other postretirement plans. This amended guidance requires an employer to (i) recognize the overfunded or underfunded status of a defined benefit pension plan, measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its statement of financial position; (ii) recognize, through other comprehensive income, changes in the funded status in the year in which the changes occur; (iii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but that are not

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
recognized as components of net periodic benefit cost; and (iv) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end. The Company adopted the requirement to recognize the funded status of its defined benefit pension plans as an asset or liability in the consolidated balance sheet as of September 30, 2007. The Company adopted the requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end consolidated balance sheet on October 1, 2008, the impact of which was not material to the Company’s financial statements.
J. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In December 2008, the FASB issued guidance related to employers’ disclosure about postretirement benefit plan assets. Such disclosures should provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. The requirements of this new disclosure about plan assets shall be provided for fiscal years ending after December 15, 2009.
K. USE OF ESTIMATES
GAAP in the United States requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates.
L. DERIVATIVE FINANCIAL INSTRUMENTS
The Company has from time-to-time utilized foreign currency exchange contracts as part of the management of its foreign currency risk exposure. The Company has no financial instruments held for trading purposes. All financial instruments are put into place to hedge specific risk exposure. To qualify as a hedge, the item to be hedged must expose the Company to foreign currency risk and the hedging instrument must effectively reduce that risk. If the financial instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the financial instrument are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the financial instrument, to the extent they may exist, are recognized in the consolidated statements of operations.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2009 and 2008, the Company had no forward exchange contracts outstanding.
M. RESEARCH AND DEVELOPMENT
Research and development costs from continuing operations are expensed as incurred. Research and development expense from continuing operations was approximately $705, $672 and $880 in fiscal 2009, 2008 and 2007, respectively.
N. ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive income is included on the consolidated statements of shareholders’ equity. The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2009	2008	2007
Foreign currency translation adjustment	$(4,646)	$(4,858)	$(4,358)
Net pension liability adjustment, net of income tax benefit of $3,082, $1,105 and $167, respectively	(5,057)	(1,815)	(325)

Total accumulated other comprehensive loss	$(9,703)	$(6,673)	$(4,683)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
O. INCOME TAXES
The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s non-U.S. subsidiaries also file tax returns in various jurisdictions, including the United Kingdom, France and Sweden. The Company has not provided U. S. deferred income taxes on certain cumulative earnings of non-U.S. subsidiaries that have been reinvested indefinitely. A U.S. deferred income tax provision has been made for the balance of the earnings of the non-U.S. subsidiaries.
The Company accounts for income taxes in accordance with the FASB’s guidance related to accounting for income taxes, as amended. Deferred income taxes (i) are provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities and (ii) are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements in excess of amounts currently deductible for tax purposes. Deferred tax liabilities result principally from tax depreciation in excess of book depreciation and unremitted foreign earnings.
The Company maintains a valuation allowances against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.
P. RECLASSIFICATIONS
Certain amounts in prior years may have been reclassified to conform to the 2009 consolidated financial statement presentation.
Q. SUBSEQUENT EVENTS
Management has evaluated subsequent events through December 14, 2009, the day immediately prior to the date the financial statements were issued, and has determined there are no subsequent events to be reported.
2. Inventories
Inventories at September 30 consist of:

	2009	2008
Raw materials and supplies	$2,539	$3,792
Work-in-process	2,350	5,574
Finished goods	2,679	2,364

Total inventories	$7,568	$11,730

If the FIFO method had been used for the entire Company, inventories would have been $7,320 and $8,903 higher than reported at September 30, 2009 and 2008, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
3. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2009	2008
Accrued employee compensation and benefits	$1,764	$1,836
Accrued workers’ compensation	1,266	1,107
Accrued income taxes	—	221
Accrued utilities	261	388
Accrued legal and professional	81	331
Accrued dividends	529	—
Other accrued liabilities	423	1,169

Total accrued liabilities	$4,324	$5,052

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
Certain grants that were subject to repayment expired during fiscal 2007. Therefore, the Company will not be required to repay such grants and, accordingly, the Company recognized grant income of $2,143 in income (loss) from discontinued operations, net of tax, during fiscal 2007 in the accompanying consolidated statement of operations. The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2009 and September 30, 2008, which amounted to $454 and $442, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
5. Long-Term Debt
Long-term debt at September 30 consists of:

	2009	2008
Revolving credit agreement	$—	$—
Capital lease obligations	248	354
Other	7	9

	255	363
Less — current maturities	101	94

Total long-term debt	$154	$269

At September 30, 2009, the Company had an $8,000 revolving credit agreement with a bank subject to sufficiency of collateral that expires on October 1, 2010 and bears interest at the bank’s base rate. The interest rate was 3.25% and 5.00% at September 30, 2009 and 2008, respectively. The daily average balance outstanding against the revolving credit agreement was zero and $1,406 during 2009 and 2008, respectively. A commitment fee of 0.35% is incurred on the unused balance. At September 30, 2009 the Company had $7,955 available under its $8,000 revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the United States of America and a guarantee by its U.S. subsidiaries.
Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2009.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
6. Income Taxes
The components of income from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2009	2008	2007
U.S	$12,253	$8,282	$9,876
Non-U.S	74	538	379

Income (loss) from continuing operations before income tax provision	$12,327	$8,820	$10,255

The income tax provision consists of the following:

	Years Ended September 30,
	2009	2008	2007
Current income tax provision:
U.S. federal	$3,209	$1,550	$95
U.S. state and local	512	336	115
Non-U.S	150	210	65

Total current tax provision	3,871	2,096	275
Deferred income tax provision (benefit):
U.S. federal	423	1,066	1,276
U.S. state and local	161	163	(83)
Non-U.S	25	(48)	15

Total deferred tax provision	609	1,181	1,208

Income tax provision	$4,480	$3,277	$1,483

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2009	2008	2007
Income from continuing operations before income tax provision	$12,327	$8,820	$10,255
Less-U.S. state and local income tax provision	673	499	32

Income from continuing operations before U.S. and non-U.S. federal income tax provision	$11,654	$8,321	$10,223

Income tax provision at U.S. federal statutory rates	$3,979	$2,829	$3,476
Tax effect of:
Business expenses not deductible for tax	(177)	27	265
Recognition of excess tax basis of assets	—	—	(704)
Undistributed earnings of non-U.S. subsidiaries	(91)	11	1,837
Reversal of deferred tax valuation allowance	—	—	(2,999)
State and local income taxes	631	499	32
Other	138	(89)	(424)

Income tax provision	$4,480	$3,277	$1,483

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Deferred tax assets and liabilities at September 30 consist of the following:

	2009	2008
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$626	$622
Employee benefits	2,019	433
Inventory reserves	705	621
Asset impairment reserve	348	366
Allowance for doubtful accounts	175	136
Foreign tax credits	3,055	2,822
Other	59	86

Total deferred tax assets	6,987	5,086

Deferred tax liabilities:
Depreciation	(2,129)	(1,819)
Unremitted foreign earnings	(4,850)	(4,541)

Total deferred tax liabilities	(6,979)	(6,360)

Net deferred tax liabilities	8	(1,274)
Valuation allowance	(467)	(480)

Net deferred tax liabilities	$(459)	$(1,754)

At September 30, 2009 the Company has non-U.S. tax loss carryforwards of approximately $6,032. The non-U.S. tax loss carryforwards do not expire.
During fiscal 2007, the Company recorded a decrease of $4,092 in the valuation allowance against its net deferred tax assets. In assessing the Company’s ability to realize its net deferred tax assets, management considers whether it is more likely than not that some portion or all of its net deferred tax assets may not be realized. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Future reversal of the remaining valuation allowance may be achieved either when the tax benefit is realized or when it has been determined that it is more likely than not that the benefit will be realized through future taxable income. $2,999 of the valuation allowance reversal was recognized in the Company’s fiscal 2007 income tax provision. $958 of the valuation allowance reversal related to the Company’s pension liabilities and, therefore, was recognized through other comprehensive income. The Company recognized reductions of the valuation allowance against its net deferred tax assets in fiscal years 2009 and 2008 of $13 and $36, respectively.
Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. deferred federal income tax liabilities have been established were approximately $2,088 at September 30, 2009. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $58.
The Company has recorded a liability of $59 for uncertain tax positions and any related interest and penalties. The Company classifies interest on uncertain tax positions as interest expense and income tax penalties as selling, general and administrative expenses. The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. The Company’s federal income tax return for fiscal 2007 is under review by the Internal Revenue Service, the outcome of which is not known at this time. Management believes that the Company has appropriate support for its 2007 federal income tax return. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to fiscal year 2002.

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
In 2006, the Company’s Irish subsidiary advised the trustees of its two non-U.S. defined benefit pension plans that the Company would cease making contributions to such plans effective August 1, 2006. The trustees subsequently advised the Company that the trustees would wind-up both defined benefit pension plans, which wind-up process commenced in fiscal 2007 and concluded in fiscal 2008. As of September 30, 2008, the trustees advised the Company that the wind-up process for both such plans was complete with no further obligation on the part of the Company or its Irish subsidiary.
Prior to October 1, 2008, the Company used a July 1 measurement date for its U.S. defined benefit pension plans. For fiscal 2009, the measurement date changed from July 1 to September 30 as required under the amended guidance from the FASB related to employers’ accounting for defined benefit pension and other postretirement plans. The Company previously adopted the amended guidance of the FASB related to the requirement to recognize the funded status of the Company’s defined benefit pension plans as an asset or liability in the consolidated balance sheet. The net impact, as of October 1, 2008, of the measurement date change was a charge of $4 to retained earnings. As of September 30, 2009 and 2008, the Company’s defined benefit pension plans had accumulated benefit obligations of $19,600 and $16,282, respectively. Net pension expense (income) for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2009	2008	2007
Service cost	$269	$242	$280
Interest cost	1,067	951	990
Expected return on plan assets	(1,490)	(1,430)	(1,195)
Amortization of prior service cost	140	132	132
Amortization of net (gain) loss	54	(71)	105

Net pension expense (income) for defined benefit plan	$40	$(176)	$312

The status of all U.S. and non-U.S. defined benefit pension plans at September 30 is as follows:

	2009	2008
Benefit obligations:
Benefit obligations at beginning of year	$16,282	$18,789
Service cost	337	242
Interest cost	1,334	951
Amendments	65	—
Actuarial (gain) loss	2,543	(115)
Benefits paid	(961)	(441)
Plan terminations	—	(3,141)
Currency translation adjustments	—	(3)

Benefit obligations at end of year	$19,600	$16,282

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	2009	2008
Plan assets:
Plan assets at beginning of year	$16,704	$19,899
Actual return on plan assets	(1,094)	(1,174)
Employer contributions	739	1,564
Benefits paid	(961)	(441)
Plan terminations	—	(3,141)
Currency translation adjustments	—	(3)

Plan assets at end of year	$15,388	$16,704

	Plans in which		Plans in which
	Assets Exceed Benefit		Benefit Obligations
	Obligations at		Exceed Assets at
	September 30,		September 30,
	2009	2008	2009	2008
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$1,208	$2,014	$(5,420)	$(1,592)
Amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	(49)	(1,070)	7,953	3,544
Prior service cost	225	340	112	106

Net amount recognized in the consolidated balance sheets	$1,384	$1,284	$2,645	$2,058

Amounts recognized in the consolidated balance sheets are:
Other assets	$1,208	$2,014	$—	$—
Other long-term liabilities	—	—	(5,420)	(1,592)
Accumulated other comprehensive loss — pretax	176	(730)	8,065	3,650

Net amount recognized in the consolidated balance sheets	$1,384	$1,284	$2,645	$2,058

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2010 are as follows:

	Plans in which	Plans in which
	Assets Exceed	Benefit
	Benefit	Obligations
	Obligations	Exceed Assets
Net loss (gain)	$(34)	$542
Prior service cost	93	2

Total	$59	$544

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2009	2008	2007
Discount rate for liabilities	5.4%	6.7%	6.3%
Discount rate for expenses	6.6%	6.3%	6.3%
Expected return on assets	8.7%	8.7%	8.2%
Rate of compensation increase	—	—	—
The following table sets forth the asset allocation of the Company’s defined benefit pension plan assets:

	September 30, 2009		September 30, 2008
	Asset	% Asset	Asset	% Asset
	Amount	Allocation	Amount	Allocation
Equity securities	$9,120	59%	$10,612	64%
Debt securities	6,114	40%	5,893	35%
Other securities	154	1%	199	1%

Total	$15,388	100%	$16,704	100%

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
The Company expects to make contributions of approximately $800 to its defined benefit pension plans during fiscal 2010. The following defined benefit payment amounts are expected to be made in the future:

Projected
Years Ending	Benefit
September 30,	Payments
2010	$828
2011	1,018
2012	1,002
2013	2,369
2014	1,417
2015-2019	6,504
The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2009, 2008 and 2007 were $57, $44 and $43, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents up to 5% of eligible participant compensation. The Company’s regular matching contribution expense for this defined contribution plan in 2009, 2008 and 2007 was $283, $273 and $229, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2009, 2008 and 2007 was $196, $211 and $158, respectively.
The Company’s United Kingdom subsidiary sponsors a defined contribution plan for certain of its employees. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2009, 2008 and 2007 was $24, $19 and $24, respectively.
The Company’s Swedish subsidiary sponsors three defined contribution plans for its employees. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in 2009, 2008 and 2007 was $26, $24 and $21, respectively.
8. Stock-Based Compensation
The Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the initial aggregate number of stock options that were available to be granted was 200,000. The aggregate number of stock options that were available to be granted under the 1998 Plan in any fiscal year was limited to 1.5% of the total outstanding common shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. At September 30, 2009, no further options may be granted under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under all plans generally vest at a rate of 25% per year.
Option activity is as follows:

	Years Ended September 30,
	2009	2008	2007
Options at beginning of year	93,250	110,500	261,000
Weighted average exercise price	$4.60	$4.46	$6.55
Options reinstated during the year	2,000	—	—
Weighted average exercise price	$3.74	—	—
Options exercised during the year	(3,250)	(17,250)	(113,000)
Weighted average exercise price	$6.20	$3.69	$8.91
Options canceled during the year	—	—	(37,500)
Weighted average exercise price	$—	$—	$5.59
Options at end of year	92,000	93,250	110,500
Weighted average exercise price	$4.53	$4.60	$4.46
Options exercisable at end of year	92,000	86,750	92,500
Weighted average exercise price	$4.53	$4.67	$4.61
As of September 30, 2009 and 2008, there was zero and $3, respectively, of total unrecognized compensation cost related to the unvested stock options granted under the Company’s stock option plans.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table provides additional information regarding options outstanding as of September 30, 2009:

Option	Options	Options	Options Vested or
Exercise Price	Outstanding	Exercisable	Expected to Vest
$3.50	20,000	20,000	20,000
$3.74	25,000	25,000	25,000
$4.69	15,000	15,000	15,000
$5.50	27,000	27,000	27,000
$6.81	5,000	5,000	5,000

Total	92,000	92,000	92,000

Weighted average remaining term	3.3 years	3.3 years	3.3 years
Aggregate intrinsic value	$886	$886	$886
Total compensation expense recognized in fiscal years 2009, 2008 and 2007 was $3, $12 and $32, respectively. No tax benefit was recognized for this compensation expense.
The Company has also awarded performance shares under its 2007 Long-Term Incentive Plan (“2007 Plan”). The Company adopted the 2007 Plan in the first quarter of fiscal 2008, which plan was approved by the Company’s shareholders at its 2008 Annual Meeting on January 29, 2008. The aggregate number of shares that may be awarded under the 2007 Plan is 250,000, subject to an adjustment for the forfeiture of any issued shares. In addition, shares that may be awarded are subject to individual award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.
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
Compensation expense is being accrued at (i) 0% to 50% of the target levels for recipients of the performance shares awarded during fiscal 2009 and (ii) 50% of the target levels for recipients of the performance shares awarded during fiscal 2008. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $80 and $38 during fiscal 2009 and 2008, respectively. As of September 30, 2009 and 2008, there was $85 and $153 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2008	35,000	$10.94
Performance shares awarded	40,000	5.99

Outstanding at September 30, 2009	75,000	$8.29

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
9. Asset Divestiture
In fiscal 2007, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business, which operated in SIFCO Turbine’s Cork, Ireland facility. Upon completion of this transaction, the Company no longer maintains a turbine engine component repair operation in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility subject to a long-term lease arrangement with the acquirer of the business.
SIFCO Turbine’s Cork, Ireland facility was classified as held for sale in the consolidated balance sheets from September 30, 2007 through June 30, 2009. The Company attempted to sell this facility since the beginning of fiscal 2008, with the intention and expectation that it would dispose of this asset within the requisite period of time to allow for classification as an asset held for sale. However, while the Company will continue its effort to sell the facility, due to the current global economic downturn, the Company reassessed it expectations during the fourth quarter of fiscal 2009 and determined that it is more likely than not that it will be unable to sell the Cork, Ireland facility during the next 12 month period. Accordingly, such asset no longer qualifies for classification as held for sale and, at September 30, 2009, this asset was reclassified to property, plant and equipment and included in corporate identifiable assets (see Note 11). As a result of this reassessment, during the fourth quarter of fiscal 2009, the Company recorded aggregate depreciation expense related to the Cork, Ireland facility of $230, of which $113 related to fiscal 2009 and $117 represented depreciation related to periods prior to fiscal 2009 during which time this asset was classified as held for sale.
In accordance with the FASB’s guidance as it relates to accounting for the impairment or disposal of long-lived assets, the portion of the Company’s financial results related principally to (i) the activity of leasing the Cork, Ireland facility during the first nine months of fiscal 2009 and all of fiscal 2008 and (ii) the activity of the industrial turbine engine component repair business that was sold in fiscal 2007, which makes up essentially all of SIFCO Turbine’s operations, were reported in fiscal 2009, 2008 and 2007 as discontinued operations in the accompanying consolidated statements of operations. Due to the aforementioned reassessment of the status of the Cork, Ireland facility during the fourth quarter of fiscal 2009, such leasing activity is no longer considered to be a discontinued operation.
The financial results included in discontinued operations were as follows

	2009	2008	2007
Net sales	$—	$—	$5,996
Income (loss) before income tax provision	247	370	(2,149)
Income (loss) from discontinued operations, net of tax	188	287	(2,044)
10. Contingencies
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future cost of litigation.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The Company leases various facilities and equipment under capital and operating leases expiring at various dates. The Company recorded rent expense of $544, $624, and $600 in fiscal 2009, 2008 and 2007, respectively. At September 30, 2009, minimum rental commitments under non-cancelable leases are as follows:

	Capital	Operating
Year ending September 30,	Leases	Leases
2010	$124	$458
2011	117	337
2012	28	158
2013	—	4
Thereafter	—	—

Total minimum lease payments	269	$957

Less — amount representing interest	22

Present value of net minimum lease payments	247
Less — current maturities	99

Long-term capital lease obligation	$148

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2009	2008
Machinery and equipment	$553	$553
Accumulated depreciation	(317)	(232)
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
One customer of all three of the Company’s segments accounted for 15%, 13% and 13% of the Company’s consolidated net sales from continuing operations in fiscal 2009, 2008 and 2007, respectively. Another customer of all three of the Company’s segments accounted for 14%, 14% and 13% of the Company’s consolidated net sales from continuing operations in fiscal 2009, 2008 and 2007, respectively. The combined net sales to these two customers, and to the direct subcontractors to these two customers, accounted for 48%, 38% and 38% of the Company’s consolidated net sales from continuing operations in 2009, 2008 and 2007, respectively.
Geographic net sales from continuing operations are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 75%, 75% and 77% of consolidated net sales from continuing operations in fiscal 2009, 2008 and 2007, respectively. No other single country represents greater than 10% of consolidated net sales from continuing operations in 2009, 2008 and 2007. Net sales from continuing operations to unaffiliated customers located in various European countries accounted for 9%, 10%, and 8% of consolidated net sales in 2009, 2008 and 2007, respectively. Net sales from continuing operations to unaffiliated customers located in various Asian countries accounted for 11%, 7%, and 7% of consolidated net sales in 2009, 2008 and 2007, respectively.
Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents and the Company’s Cork, Ireland facility (see Note 9).

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Years Ended September 30,
	2009	2008	2007
Net sales:
Aerospace Component Manufacturing Group	$68,640	$71,980	$59,993
Turbine Component Services and Repair Group	11,529	14,336	12,942
Applied Surface Concepts Group	13,719	15,075	14,320

Consolidated net sales	$93,888	$101,391	$87,255

Operating income (loss):
Aerospace Component Manufacturing Group	$13,376	$9,892	$10,338
Turbine Component Services and Repair Group	144	(304)	704
Applied Surface Concepts Group	817	1,341	1,030
Corporate unallocated expenses	(1,861)	(1,951)	(1,688)

Consolidated operating income (loss)	12,476	8,978	10,384
Interest expense, net	51	125	163
Foreign currency exchange loss (gain), net	217	35	(20)
Other income, net	(119)	(2)	(14)

Consolidated income (loss) from continuing operations before income tax provision	$12,327	$8,820	$10,255

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$809	$628	$613
Turbine Component Services and Repair Group	408	467	495
Applied Surface Concepts Group	362	380	338
Corporate unallocated expenses	246	8	1

Consolidated depreciation and amortization expense	$1,825	$1,483	$1,447

LIFO expense (income)	$(1,583)	$1,712	$331

Capital expenditures:
Aerospace Component Manufacturing Group	$4,394	$1,162	$461
Turbine Component Services and Repair Group	259	457	90
Applied Surface Concepts Group	603	393	323

Consolidated capital expenditures	$5,256	$2,012	$874

Identifiable assets:
Aerospace Component Manufacturing Group	$28,314	$30,587	$34,895
Turbine Component Services and Repair Group	4,566	9,273	10,910
Applied Surface Concepts Group	6,225	6,903	7,083
Corporate	26,665	13,386	8,001

Consolidated total assets	$65,770	$60,149	$60,889

Non-U.S. operations:
Net sales from continuing operations	$4,898	$5,373	$4,515
Operating income (loss) from continuing operations	43	593	365
Identifiable assets (excluding cash) of continuing operations	5,487	2,805	2,689

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
12. Summarized Quarterly Results of Operations (Unaudited)

	2009 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$23,537	$25,941	$23,548	$20,862
Cost of goods sold	18,155	19,812	16,517	15,463

Income from continuing operations before income tax provision	2,441	3,396	4,101	2,389
Income tax provision	903	1,296	1,484	797
Income from continuing operations	1,538	2,100	2,617	1,592
Income (loss) from discontinued operations, net of tax	92	294	(198)	—
Net income	1,630	2,394	2,419	1,592

Income per share from continuing operations:
Basic	0.29	0.40	0.49	0.30
Diluted	0.29	0.40	0.49	0.30

Income (loss) per share from discontinued operations:
Basic	0.02	0.06	(0.04)	—
Diluted	0.02	0.06	(0.04)	—

Net income (loss) per share:
Basic	0.31	0.45	0.46	0.30
Diluted	0.31	0.45	0.45	0.30

	2008 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$23,061	$26,099	$27,333	$24,898
Cost of goods sold	17,824	19,691	20,977	20,669

Income from continuing operations before income tax provision	1,745	3,529	3,103	443
Income tax provision	630	1,366	1,035	246
Income from continuing operations	1,115	2,163	2,068	197
Income (loss) from discontinued operations, net of tax	(43)	(264)	91	503
Net income	1,072	1,899	2,159	700

Income per share from continuing operations:
Basic	0.21	0.41	0.39	0.04
Diluted	0.21	0.40	0.39	0.04

Income (loss) per share from discontinued operations:
Basic	(0.01)	(0.05)	0.02	0.09
Diluted	(0.01)	(0.05)	0.02	0.09

Net income per share:
Basic	0.20	0.36	0.41	0.13
Diluted	0.20	0.36	0.40	0.13

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2009, 2008 and 2007
(Amounts in thousands)

			Additions
		Additions	(Reductions)
	Balance at	(Reductions)	Charged to			Balance at
	Beginning	Charged to	Other			End of
	of Period	Expense	Accounts	Deductions		Period
Year Ended September 30, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$583	$195	$(4)	$(141)	(a)	$633
Return and allowance reserve	—	—	—	—	(b)	—
Inventory obsolescence reserve	1,061	283	—	(25)	(c)	1,319
Inventory LIFO reserve	8,903	(1,583)	—	—		7,320
Asset impairment reserve	981	—	—	(48)	(d)	933
Deferred tax valuation allowance	480	(13)	—	—		467

Accrual for estimated liability
Workers’ compensation reserve	1,107	509	—	(359)	(e)	1,257

Year Ended September 30, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$603	$254	$(17)	$(257)	(a)	$583
Return and allowance reserve	29	13	(24)	(18)	(b)	—
Inventory obsolescence reserve	1,469	86	—	(494)	(c)	1,061
Inventory LIFO reserve	7,191	1,712	—	—		8,903
Asset impairment reserve	318	757	—	(94)	(d)	981
Deferred tax valuation allowance	516	(36)	—	—		480

Accrual for estimated liability
Workers’ compensation reserve	1,190	250	—	(333)	(e)	1,107

Year Ended September 30, 2007
Deducted from asset accounts
Allowance for doubtful accounts	$668	$147	$2	$(214)	(a)	$603
Return and allowance reserve	63	(34)	—	—	(b)	29
Inventory obsolescence reserve	1,149	423	1	(104)	(c)	1,469
Inventory LIFO reserve	6,860	331	—	—		7,191
Asset impairment reserve	493	—	—	(175)	(d)	318
Deferred tax valuation allowance	4,608	(4,092)	—	—		516

Accrual for estimated liability
Workers’ compensation reserve	1,247	167	—	(223)	(e)	1,190

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Actual returns received

(c)	Inventory sold or otherwise disposed

(d)	Equipment sold or otherwise disposed

(e)	Payment of workers’ compensation claims

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
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting solely as a result of the following material weakness:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of September 30, 2009.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting and other Remediation
The noted material weaknesses in the effectiveness of the Company’s internal controls with respect to its existing management information system (i.e. logical access/security, program change management and segregation of duties) were not all remediated at this time because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of evaluating a new management information system (to be implemented in the next 12 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system.
There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience
Jeffrey P. Gotschall	61	Chairman of the Board since 2001; Director of the Company since 1986; Chief Executive Officer from 1990 to August 2009; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Michael S. Lipscomb	63	President and Chief Executive officer since August 2009. Mr. Lipscomb served as a director of the Company from 2002 to 2006. Mr. Lipscomb is also currently the Chief Executive Officer of Aviation Component Solutions. Prior to joining the Company, Mr. Lipscomb was Chairman, President and Chief Executive Officer of Argo-Tech Corporation from 1994 to 2007, President from 1990 to 1994, Executive V.P. and Chief Operating Officer from 1988 to 1990, and Vice President of Operations from 1986, when Argo-Tech was formed, to 1988. Mr. Lipscomb joined TRW’s corporate staff in 1981 and was appointed Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb previously served as a director of Argo-Tech and AT Holdings Corporation from 1990 to 2007. He serves on the boards of Ruhlin Construction Company and Altra Holdings, Inc. He is a former board member of the Aerospace Industries Association and General Aviation Manufacturers Association.

Frank A. Cappello	51	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.
The Company incorporates herein by reference the information required by this item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Six (6) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2009.
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
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2009.

				Number of
				Securities
	Number of	Number of		Remaining
	Securities to	Securities to	Weighted-	Available for
	be issued	be issued	Average	Future
	upon	upon	Exercise	Issuance
	Exercise of	Meeting	Price of	Under Equity
	Outstanding	Performance	Outstanding	Compensation
Plan Category	Options	Objectives	Options	Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	67,000	—	$4.82	—
1995 Stock Option Plan (2)	25,000	—	3.74	—
2007 Long-term Incentive Plan (3)	—	75,000	N/A	175,000

Total	92,000	75,000	$4.53	175,000

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that were available to be granted in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be granted under this plan. During fiscal 2009, 2,500 options granted under the 1998 Long-term Incentive Plan were exercised.

(2)	Under the 1995 Stock Option Plan the initial aggregate number of stock options that were available to be granted was 200,000. No further options may be granted under this plan. During 2009, 750 options granted under the 1995 Stock Option Plan were exercised and 2,000 options were reinstated.

(3)	Under the 2007 Long-term Incentive Plan the aggregate number of common shares that are available to be granted is 250,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period.
For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements.
The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Outstanding Shares and Voting Rights” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” and “Certain Relationships and Related Transactions” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2009.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about December 15, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Balance Sheets — September 30, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2009, 2008 and 2007
Notes to Consolidated Financial Statements — September 30, 2009, 2008 and 2007
(a) (2) Financial Statement Schedules:
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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit
No.	Description
4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

Exhibit
No.	Description
4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006, and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to Company’s Form 10-K dated September 30, 2006, and incorporated herein by reference.

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-K dated September 30, 2008

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.6	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.7	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006, and incorporated herein by reference

10.8	Separation Agreement and Release Without Prejudice between the Company and Timothy V. Crean, dated November 28, 2006 filed as Exhibit 99.1 of the Company’s Form 8-K dated November 30, 2006, and incorporated herein by reference

Exhibit
No.	Description
10.9	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.11	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.12	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.13	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009, and incorporated herein by reference

*10.14	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.
By:	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer) Date: December 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 15, 2009 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall Chairman of the Board	Michael S. Lipscomb President and Chief Executive Officer (Principal Executive Officer)

/s/ Alayne L. Reitman	/s/ P. Charles Miller

Alayne L. Reitman Director	P. Charles Miller Director

/s/ Hudson D. Smith	/s/ J. Douglas Whelan

Hudson D. Smith Director	J. Douglas Whelan Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello

Frank N. Nichols Director	Frank A. Cappello Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Remigijus H. Belzinskas

Remigijus H. Belzinskas Corporate Controller (Principal Accounting Officer)