Form 10-Q
period 2009-12-31
SIFCO INDUSTRIES INC
filed 2010-02-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑
The number of the Registrant’s Common Shares outstanding at December 31, 2009 was 5,299,966.

Part I. Financial Information

Item 1.	Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008
Net sales	$21,302	$23,537
Operating expenses:
Cost of goods sold	15,281	18,155
Selling, general and administrative expenses	2,937	2,863

Total operating expenses	18,218	21,018

Operating income	3,084	2,519

Interest income	(7)	(5)
Interest expense	17	16
Foreign currency exchange (gain) loss	(2)	72
Other income, net	(116)	(5)

Income from continuing operations before income tax provision	3,192	2,441

Income tax provision	1,179	903

Income from continuing operations	2,013	1,538

Income from discontinued operations, net of tax	—	92

Net income	$2,013	$1,630

Income per share from continuing operations
Basic	$0.38	$0.29
Diluted	$0.38	$0.29

Income per share from discontinued operations, net of tax
Basic	$—	$0.02
Diluted	$—	$0.02

Net income per share
Basic	$0.38	$0.31
Diluted	$0.38	$0.31

Weighted-average number of common shares (basic)	5,299	5,295
Weighted-average number of common shares (diluted)	5,346	5,307
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31,	September 30,
	2009	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,775	$19,875
Receivables, net	16,787	17,010
Inventories	7,080	7,568
Refundable income taxes	37	889
Deferred income taxes	1,651	1,651
Prepaid expenses and other current assets	759	601

Total current assets	46,089	47,594

Property, plant and equipment, net	17,343	16,940

Other assets	1,252	1,236

Total assets	$64,684	$65,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$103	$101
Accounts payable	6,462	7,629
Accrued liabilities	3,638	4,324

Total current liabilities	10,203	12,054

Long-term debt, net of current maturities	125	154

Deferred income taxes	2,093	2,110

Other long-term liabilities	5,943	6,207

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding 5,300 shares at December 31, 2009 and 5,298 shares at September 30, 2009	5,300	5,298
Additional paid-in capital	6,554	6,490
Retained earnings	45,173	43,160
Accumulated other comprehensive loss	(10,707)	(9,703)

Total shareholders’ equity	46,320	45,245

Total liabilities and shareholders’ equity	$64,684	$65,770

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,013	$1,630
Loss from discontinued operations, net of tax	—	(92)
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	435	391
LIFO provision (income)	90	(135)
Other	70	2
Changes in operating assets and liabilities:
Receivables	204	(784)
Inventories	392	(1,658)
Refundable income taxes	853	860
Accounts payable	(1,165)	(1,235)
Accrued liabilities	(784)	(551)
Other	(278)	(163)

Net cash provided by (used for) operating activities of continuing operations	1,830	(1,735)
Net cash used for operating activities of discontinued operations	—	(214)

Cash flows from investing activities:
Capital expenditures	(1,894)	(1,041)

Net cash used for investing activities of continuing operations	(1,894)	(1,041)

Cash flows from financing activities:
Other	(26)	(28)

Net cash used for financing activities of continuing operations	(26)	(28)

Decrease in cash and cash equivalents	(90)	(3,018)
Cash and cash equivalents at the beginning of the period	19,875	10,440
Effect of exchange rate changes on cash and cash equivalents	(10)	(91)

Cash and cash equivalents at the end of the period	$19,775	$7,331

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(18)	$(15)
Cash paid for income taxes, net	(49)	(21)
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
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2009, the functional currency of the Company’s Irish subsidiary was changed from the euro to the U.S. dollar. A substantial majority of the Irish subsidiary’s transactions subsequent to September 30, 2007, as well as its largest monetary asset, are denominated in U.S. dollars and, accordingly, the Company determined that such transactions should have been reflected in U.S. dollars. The impact of making this change was not material to any year within the accompanying unaudited consolidated condensed financial statements. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2009 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts may have been reclassified in order to conform to current period classifications.
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
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average Remaining
	Number of	Average Exercise	Contractual	Aggregate
	Share Options	Price	Term (Years)	Intrinsic Value
September 30, 2009	92,000	$4.53
Options exercised	(2,000)	3.74

December 31, 2009	90,000	$4.54	3.0	$887

Vested or expected to vest at December 31, 2009	90,000	$4.54	3.0	$887
Exercisable at December 31, 2009	90,000	$4.54	3.0	$887
As of December 31, 2009, there was no unrecognized compensation cost related to the stock options granted under the Plans.
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
Compensation expense is being accrued at (i) 50% — 65% of the target levels for recipients of the performance shares awarded during fiscal 2010 and 2008 and (ii) 0% of the target levels for recipients of the performance shares awarded during fiscal 2009. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $58 and $23 during the first quarters of fiscal 2010 and 2009, respectively. As of December 31, 2009, there was unrecognized compensation cost of $349 related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2009	75,500	$8.29
Performance shares awarded	36,200	15.75

Outstanding at December 31, 2009	111,700	10.70

2. Inventories
Inventories consist of:

	December 31,	September 30,
	2009	2009
Raw materials and supplies	$1,812	$2,539
Work-in-process	2,324	2,350
Finished goods	2,944	2,679

Total inventories	$7,080	$7,568

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 75% and 72% of the Company’s inventories at December 31, 2009 and September 30, 2009, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,410 and $7,320 higher than reported at December 31, 2009 and September 30, 2009, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended
	December 31,
	2009	2008
Net income	$2,013	$1,630
Foreign currency translation adjustment	(1,069)	(126)
Net pension liability adjustment, net of tax	65	46

Total comprehensive income	$1,009	$1,550

The components of accumulated other comprehensive loss are as follows:

	December 31,	September 30,
	2009	2009
Foreign currency translation adjustment	$(5,715)	$(4,646)
Net pension liability adjustment, net of tax	(4,992)	(5,057)

Total accumulated other comprehensive loss	$(10,707)	$(9,703)

4. Long-Term Debt
In February 2010, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement from October 1, 2010 to January 1, 2012. The Company was in compliance with all applicable loan covenants as of December 31, 2009.
5. Government Grants
In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2009 and September 30, 2009 was $450 and $454, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate in the first quarter of fiscal 2010 is 36% and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended
	December 31,
	2009	2008
Current income tax provision:
U.S. federal	$958	$780
U.S. state and local	154	100
Non-U.S	70	46

Total current tax provision	1,182	926

Deferred income tax provision (benefit):
U.S. federal	(3)	(22)
U.S. state and local	—	8
Non-U.S	—	(9)

Total deferred tax provision	(3)	(23)

Income tax provision	$1,179	$903

The Company is subject to income taxes in the U.S. federal jurisdiction and various state, local and non-U.S. jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax return for fiscal 2007 is under review by the Internal Revenue Service, the outcome of which is not known at this time. Management believes that the Company has appropriate support for its 2007 federal income tax return. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2002.
At December 31, 2009 and September 30, 2009, the Company has recorded liabilities of $61 and $59, respectively, for uncertain tax positions and any related interest and penalties. It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense.

7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost (income) of the Company’s defined benefit plans are as follows:

	Three Months Ended
	December 31,
	2009	2008
Service cost	$84	$65
Interest cost	260	265
Expected return on plan assets	(355)	(372)
Amortization of prior service cost	35	33
Amortization of net loss (gain)	127	13

Net periodic benefit cost (income)	$151	$4

During the first quarter of fiscal 2010, the Company has made $181 of contributions to its defined benefit pension plans. The Company anticipates making $422 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2010.
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

	Three Months Ended
	December 31,
	2009	2008
Net sales:
Aerospace Component Manufacturing Group	$16,212	$16,236
Turbine Component Services and Repair Group	2,173	3,522
Applied Surface Concepts Group	2,917	3,779

Consolidated net sales	$21,302	$23,537

Operating income:
Aerospace Component Manufacturing Group	$3,528	$2,441
Turbine Component Services and Repair Group	44	158
Applied Surface Concepts Group	36	303
Corporate unallocated expenses	(524)	(383)

Consolidated operating income from continuing operations	3,084	2,519

Interest expense, net	10	11
Foreign currency exchange (gain) loss, net	(2)	72
Other income, net	(116)	(5)

Consolidated income from continuing operations before income tax provision	$3,192	$2,441

9. Subsequent Events
Management has evaluated subsequent events through February 10, 2010, the day immediately prior to the date the financial statements were issued, and has determined there are no subsequent events to be reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace industry in particular, of the global economic downturn, including the reduction in available capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (9) continued reliance on several major customers for revenues; (10) the Company’s ability to continue to have access to its revolving credit facility; (11) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; and (12) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining and selective electrochemical metal finishing. The products include forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company endeavors to plan and evaluate the operation of its businesses while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.
A. Results of Operations
Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008
Net sales in the first quarter of fiscal 2010 decreased 9.5% to $21.3 million, compared with $23.5 million in the comparable period in fiscal 2009. Net income in the first quarter of fiscal 2010 increased $0.4 million to $2.0 million, compared with $1.6 million in the comparable period in fiscal 2009.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales were $16.2 million in the first quarters of both fiscal 2010 and 2009. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. Net sales of airframe components for small aircraft increased $1.3 million to $10.1 million in the first quarter of fiscal 2010, compared with $8.8 million in the comparable period in fiscal 2009. Net sales of turbine engine components for small aircraft, which consist primarily of business and regional jets as well as military transport and surveillance aircraft, decreased $0.7 million to $4.4 million in the first quarter of fiscal 2010, compared with $5.1 million in the comparable period in fiscal 2009. Net sales of airframe components for large aircraft decreased $0.1 million to $1.1 million in the first quarter of fiscal 2010, compared with $1.2 million in the comparable period in fiscal 2009. Net sales of turbine engine components for large aircraft decreased $0.5 million to $0.2 million in the first quarter of fiscal 2010, compared with $0.7 million in the comparable period in fiscal 2009. Commercial product and non-product sales were $0.4 million in the first quarters of both fiscal 2010 and 2009.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of airframe and turbine engine components that solely have military applications were $9.6 million in the first quarter of fiscal 2010, compared with $8.2 million in the comparable period in fiscal 2009. This increase is attributable in part to increased military spending due to ongoing wartime demand such as for additional military helicopters and related replacement components.
The ACM Group’s selling, general and administrative expenses were essentially flat at $1.0 million, or 6.2% of net sales, in the first quarters of both fiscal 2010 and 2009. Slightly lower variable selling expenses were offset by slightly higher compensation and related benefit expenses in the first quarter of fiscal 2010, compared with the same period in fiscal 2009.
The ACM Group’s operating income in the first quarter of fiscal 2010 was $3.5 million, compared with $2.4 million in the comparable period in fiscal 2009. Operating results improved in the first quarter of fiscal 2010, compared with the same period in fiscal 2009, principally due to (i) an approximate four percentage point decrease in the ACM Group’s total material cost of goods sold as a percentage of net product sales primarily due to a change in product mix to components with a lower material content, (ii) a decrease in utilities expense, primarily natural gas, due to consumption efficiencies as well as a decline in the price of natural gas and (iii) lower expenditures for labor, supplies and repairs and maintenance.
The ACM Group’s backlog as of December 31, 2009 was $64.5 million, compared with $70.6 million as of September 30, 2009. At December 31, 2009, $47.5 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. It is important to note that the delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) have continued to shorten and the ACM Group believes that such lead time reduction has resulted in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers are not placing orders as far in advance as they previously did, which results in a reduction, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog reduction is not necessarily completely indicative of actual sales expected for any succeeding period. Due principally to the overall weak global economic conditions and the related impact such conditions have continued to have on commercial aviation, the ACM Group continued to experience a decrease in orders for products that principally support commercial aircraft during the first quarter of fiscal 2010.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first quarter of fiscal 2010, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 38.3% to $2.2 million, compared with $3.5 million in the comparable fiscal 2009 period. The Repair Group’s decrease in net sales is primarily due to the overall weak global economic conditions.
During the first quarter of fiscal 2010, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 14.4% of net sales, compared with $0.3 million, or 9.9% of net sales, in the comparable fiscal 2009 period.
The Repair Group’s operating results in the first quarter of fiscal 2010 were essentially breakeven, compared with a income of $0.2 million in the comparable fiscal 2009 period. The decrease in operating results is principally attributable to the negative impact on margins from decreased sales volumes that occurred in the first quarter of fiscal 2010 compared to the same period in fiscal 2009.
The Repair Group’s backlog as of December 31, 2009 was $3.6 million, compared with $3.4 million as of September 30, 2009. At December 31, 2009, $2.3 million of the total backlog was scheduled for delivery over the next twelve months.
Applied Surface Concepts Group (“ASC Group”)
Net sales in the first quarter of fiscal 2010 decreased 22.8% to $2.9 million, compared with $3.8 million in the comparable fiscal 2009 period. In the first quarter of fiscal 2010, product net sales, consisting of selective electrochemical metal finishing equipment and solutions, decreased 14.6% to $1.4 million, compared with $1.7 million in the same period in fiscal 2009. This decrease is largely due to excess solutions inventory at one major customer as well as a production decline at another major customer. In the first quarter of fiscal 2010, customized selective electrochemical metal finishing contract service net sales decreased 30.1% to $1.5 million, compared with $2.1 million in the same period in fiscal 2009. The overall weak global economic conditions, particularly a decrease in demand from the ASC Group’s major customers in the oil and gas industry, negatively impacted the ASC Group’s net sales in fiscal 2009. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the U.S. dollar resulting in a favorable currency impact on net sales in the first quarter of fiscal 2010 of approximately $0.1 million.

The ASC Group’s selling, general and administrative expenses were $1.1 million, or 37.6% of net sales, in the first quarter of fiscal 2010, compared with $1.1 million, or 29.6% of net sales, in the comparable fiscal 2009 period.
The ASC Group’s operating income in the first quarter of fiscal 2010 was essentially breakeven, compared with $0.3 million in the same period in fiscal 2009. The decrease in operating income is principally due to the negative impact on margins from decreased sales volumes that occurred in the first quarter of fiscal 2010 compared to the same period in fiscal 2009.
The Applied Surface Concepts Group backlog at December 31, 2009 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional, and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.5 million in the first quarter of fiscal 2010, compared with $0.4 million in the same period in fiscal 2009. The increase in corporate unallocated expenses in the first quarter of fiscal 2010 compared to the same period in fiscal 2009 is principally due to (i) the inclusion in fiscal 2010 of certain expenses related to the activity of leasing the Cork, Ireland facility that were included in discontinued operations in fiscal 2009 and (ii) an increase in compensation and related expenses.
Other/General
Interest expense was nominal in the first quarter of fiscal 2010 and 2009. There were no amounts outstanding under the Company’s revolving credit agreement during the first quarters of either fiscal year 2010 or 2009.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased slightly to $19.8 million at December 31, 2009 from $19.9 million at September 30, 2009. At December 31, 2009, $5.6 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $1.9 million of cash in the first quarter of fiscal 2010 compared with $1.9 million of cash consumed by operating activities (of which $1.7 million was consumed by continuing operations) in the first quarter of fiscal 2009. The $1.9 million of cash provided by operating activities in first quarter of fiscal 2010 was primarily due to (i) net income of $2.0 million, (ii) the impact of such non-cash items as depreciation expense, deferred taxes and LIFO expense; (iii) a $0.9 million decrease in refundable income taxes; and (iv) a $0.6 million reduction in accounts receivable and inventory offset by (i) a $1.2 million decrease in accounts payable and (ii) a $0.8 million decrease in accrued liabilities. These changes in the components of working capital were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers as may be impacted by the current global economic climate and (ii) the relative timing of payments to suppliers and tax authorities.
Capital expenditures were $1.9 million in the first quarter of fiscal 2010 compared to $1.0 million in the comparable fiscal 2009 period. Fiscal 2010 capital expenditures consist of $1.8 million by the ACM Group and $0.1 million by the ASC Group. In addition to the $1.9 million expended during the first quarter of fiscal 2010, $2.5 million has been committed as of December 31, 2009. The Company anticipates that total fiscal 2010 capital expenditures to be within the range of $5.5 to $6.5 million and will relate principally to the expansion of the ACM Group’s production capabilities.
At December 31, 2009, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on October 1, 2010 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 3.25% at December 31, 2009. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At December 31, 2009, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all of the covenants in its revolving credit agreement at December 31, 2009.
In February 2010, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement from October 1, 2010 to January 1, 2012.

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
A. Foreign Currency Risk
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2009, the functional currency of the Company’s Irish subsidiary was changed from the euro to the U.S. dollar. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rate of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss.
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At December 31, 2009, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At December 31, 2009, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	krona
Cash and cash equivalents	37	597	1,570
Accounts receivable	129	365	1,234
Accounts payable and accrued liabilities	96	490	2,477
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from December 31, 2009, and assuming no changes in the amount outstanding under the revolving credit agreement, annual interest expense to the Company would be nominally impacted.
C. Impact of Newly Issued Accounting Standards
Nothing significant to report
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
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2009 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as a result of the following:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of December 31, 2009.
The noted material weakness in the effectiveness of the Company’s internal controls with respect to its existing management information system (i.e. logical access/security, program change management and segregation of duties) were not all remediated as of December 31, 2009 because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of implementing a new management information system (to be implemented during the next 6-9 months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system.
In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the unaudited consolidated condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described above, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There was no significant change in our internal control over financial reporting that occurred during the first fiscal quarter ended December 31, 2009 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit
No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

Exhibit
No.	Description
4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

4.22 *	Amendment No. 21 to Amended and Restated Credit Agreement dated February 10, 2010 between SIFCO Industries, Inc. and PNC Bank, National Association (successor to National City Bank)

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2 *	Voting Trust Extension Agreement (effectively) dated January 31, 2010

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

Exhibit
No.	Description
10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.6	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.7	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.9	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.11	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.12	SIFCO Industries, Inc. 2007 Long-term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.13	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009, and incorporated herein by reference

10.14	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: February 11, 2010	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2010	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)