Form 10-Q
period 2010-06-30
SIFCO INDUSTRIES INC
filed 2010-08-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of the Registrant’s Common Shares outstanding at June 30, 2010 was 5,313,134.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$19,481	$23,548	$60,669	$73,026
Operating expenses:
Cost of goods sold	15,188	16,517	46,204	54,484
Selling, general and administrative expenses	2,932	2,958	8,675	8,536

Total operating expenses	18,120	19,475	54,879	63,020

Operating income	1,361	4,073	5,790	10,006

Interest income	(13)	—	(36)	(5)
Interest expense	16	14	49	43
Foreign currency exchange (gain) loss, net	(32)	(47)	(48)	32
Other (income) expense, net	(117)	5	(352)	(2)

Income from continuing operations before income tax provision	1,507	4,101	6,177	9,938

Income tax provision	523	1,484	2,176	3,683

Income from continuing operations	984	2,617	4,001	6,255

Income (loss) from discontinued operations, net of tax	—	(198)	—	188

Net income	$984	$2,419	$4,001	$6,443

Income per share from continuing operations
Basic	$0.18	$0.49	$0.75	$1.18
Diluted	$0.18	$0.49	$0.75	$1.18

Income (loss) per share from discontinued operations, net of tax
Basic	$—	$(0.04)	$—	$0.04
Diluted	$—	$(0.04)	$—	$0.04

Net income per share
Basic	$0.18	$0.46	$0.75	$1.22
Diluted	$0.18	$0.45	$0.75	$1.21

Weighted-average number of common shares (basic)	5,322	5,295	5,309	5,295
Weighted-average number of common shares (diluted)	5,362	5,328	5,355	5,318
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30,	September 30,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,714	$19,875
Receivables, net	13,612	17,010
Inventories, net	7,408	7,568
Refundable income taxes	4	889
Deferred income taxes	1,651	1,651
Prepaid expenses and other current assets	667	601

Total current assets	48,056	47,594

Property, plant and equipment, net	19,362	16,940

Other assets	1,277	1,236

Total assets	$68,695	$65,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$106	$101
Accounts payable	8,068	7,629
Accrued liabilities	4,115	4,324

Total current liabilities	12,289	12,054

Long-term debt, net of current maturities	64	154

Deferred income taxes	2,002	2,110

Other long-term liabilities	5,796	6,207

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued shares - 5,325 at June 30, 2010 and 5,298 at September 30, 2009; outstanding shares - 5,313 at June 30, 2010 and 5,298 at September 30, 2009	5,325	5,298
Additional paid-in capital	6,741	6,490
Retained earnings	47,161	43,160
Accumulated other comprehensive loss	(10,558)	(9,703)
Common shares held in treasury at cost, 12 shares in 2010 and no shares in 2009	(125)	—

Total shareholders’ equity	48,544	45,245

Total liabilities and shareholders’ equity	$68,695	$65,770

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$4,001	$6,443
Income from discontinued operations, net of tax	—	(188)
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	1,383	1,182
LIFO provision (income)	270	(1,231)
Share transactions under employee stock plans	277	63
Other	(5)	33
Changes in operating assets and liabilities:
Receivables	3,288	824
Inventories	(190)	3,833
Refundable income taxes	885	1,309
Accounts payable	469	(911)
Accrued liabilities	(154)	(59)
Other long-term liabilities	2	(407)
Other	(123)	(253)

Net cash provided by operating activities of continuing operations	10,103	10,638
Net cash used for operating activities of discontinued operations	—	(191)

Cash flows from investing activities:
Capital expenditures	(4,963)	(3,238)
Other	40	—

Net cash used for investing activities of continuing operations	(4,923)	(3,238)

Cash flows from financing activities:
Repurchase of common shares	(125)	—
Other	(81)	(81)

Net cash used for financing activities of continuing operations	(206)	(81)

Increase in cash and cash equivalents	4,974	7,128
Cash and cash equivalents at the beginning of the period	19,875	10,440
Effect of exchange rate changes on cash and cash equivalents	(135)	26

Cash and cash equivalents at the end of the period	$24,714	$17,594

Supplemental disclosure of cash flow information of continuing operations:

Cash paid for interest	$(39)	$(40)
Cash paid for income taxes, net	(628)	(2,043)

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
The U.S. dollar is the functional currency for all of the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2009, the functional currency of the Company’s Irish subsidiary was changed from the euro to the U.S. dollar. A substantial majority of the Irish subsidiary’s transactions, as well as its largest monetary asset, are denominated in U.S. dollars and, accordingly, the Company determined that such transactions should have been reflected in U.S. dollars. The impact of making this change was not material to any year within the accompanying unaudited consolidated condensed financial statements. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated condensed financial statements.
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
B. Stock-Based Compensation
The Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of June 30, 2010.
Aggregate option activity is as follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
September 30, 2009	92,000	$4.53
Options exercised	(32,000)	$4.90

June 30, 2010	60,000	$4.33	3.4	$397

Vested at June 30, 2010	60,000	$4.33	3.4	$397
Exercisable at June 30, 2010	60,000	$4.33	3.4	$397
As of June 30, 2010, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans. In conjunction with the exercise of stock options during fiscal year 2010, the Company redeemed approximately 5,300 shares of common stock.
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
Compensation expense is being accrued at (i) 50% to 76% of the target levels for recipients of the performance shares awarded during fiscal 2010 and 2008, respectively, and (ii) 0% of the target levels for recipients of the performance shares awarded during fiscal 2009. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $201 and $60 during the first nine months of fiscal 2010 and 2009, respectively. As of June 30, 2010, there was $256 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.
The following is a summary of activity related to performance shares:

		Weighted
		Average Fair
	Number of	Value at Date
	Shares	of Grant
Outstanding at September 30, 2009	75,500	$8.29
Performance shares awarded	36,200	$15.75

Outstanding at June 30, 2010	111,700	$10.70

2. Inventories
Inventories consist of:

	June 30,	September 30,
	2010	2009
Raw materials and supplies	$2,380	$2,539
Work-in-process	2,341	2,350
Finished goods	2,687	2,679

Total inventories	$7,408	$7,568

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 66% and 63% of the Company’s inventories at June 30, 2010 and September 30, 2009, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,590 and $7,320 higher than reported at June 30, 2010 and September 30, 2009, respectively.
3. Comprehensive Income and Accumulated Other Comprehensive Loss
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$984	$2,419	$4,001	$6,443
Foreign currency translation adjustment	(121)	342	(1,266)	4
Net pension liability adjustment, net of tax	167	—	411	46

Total comprehensive income	$1,030	$2,761	$3,146	$6,493

The components of accumulated other comprehensive loss are as follows:

	June 30,	September 30,
	2010	2009
Foreign currency translation adjustment	$(5,912)	$(4,646)
Net pension liability adjustment, net of tax	(4,646)	(5,057)

Total accumulated other comprehensive loss	$(10,558)	$(9,703)

4. Long-Term Debt
In February 2010, the Company entered into an agreement with its bank to extend the maturity date of its revolving credit agreement from October 1, 2010 to January 1, 2012. The Company was in compliance with all applicable loan covenants as of June 30, 2010.
5. Government Grants
In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2010 and September 30, 2009 was $367 and $454, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s estimated effective tax rate through the first nine months of fiscal 2010 is 35%, compared with 37% for the same period in fiscal 2009 computed on a comparable basis, and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The Company’s estimated effective tax rate for the third quarter of fiscal 2010 is 35%, compared with 36% for the same period in fiscal 2009 computed on a comparable basis. The Company’s estimated effective tax rate for the third quarter of fiscal 2010 reflects the impact of a change in the estimated non-U.S. tax provision. The income tax provision consists of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Current income tax provision:
U.S. federal	$404	$1,192	$1,812	$3,009
U.S. state and local	70	217	283	471
Non-U.S	11	64	59	166

Total current tax provision	485	1,473	2,154	3,646

Deferred income tax provision (benefit):
U.S. federal	38	11	22	42
U.S. state and local	—	—	—	—
Non-U.S	—	—	—	(5)

Total deferred tax provision	38	11	22	37

Income tax provision	$523	$1,484	$2,176	$3,683

The Company is subject to U.S. federal income taxes and to income taxes in various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company’s federal income tax return for fiscal 2007 was under review by the Internal Revenue Service, the outcome of which was determined in July, 2010 resulting in a nominal amount of additional taxes being owed by the Company. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2002.

At June 30, 2010 and September 30, 2009, the Company recorded liabilities of $63 and $59, respectively, for uncertain tax positions and any related interest and penalties. It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense.
7. Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$67	$65	$226	$195
Interest cost	260	265	787	795
Expected return on plan assets	(351)	(372)	(1,058)	(1,114)
Amortization of prior service cost	35	33	106	99
Amortization of net loss	132	13	403	38

Net periodic benefit cost	$143	$4	$464	$13

Through June 30, 2010, the Company has made $240 of contributions to its defined benefit pension plans. The Company anticipates making $90 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2010.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Aerospace Component Manufacturing Group	$14,316	$16,866	$45,177	$52,725
Turbine Component Services and Repair Group	2,005	3,373	6,552	9,629
Applied Surface Concepts Group	3,160	3,309	8,940	10,672

Consolidated net sales from continuing operations	$19,481	$23,548	$60,669	$73,026

Operating income (loss):
Aerospace Component Manufacturing Group	$1,807	$4,171	$7,215	$10,208
Turbine Component Services and Repair Group	(44)	252	13	202
Applied Surface Concepts Group	97	114	88	745
Corporate unallocated expenses	(499)	(464)	(1,526)	(1,149)

Consolidated operating income from continuing operations	1,361	4,073	5,790	10,006

Interest expense, net	3	14	13	38
Foreign currency exchange loss (gain), net	(32)	(47)	(48)	32
Other (income) expense, net	(117)	5	(352)	(2)

Consolidated income from continuing operations before income tax provision	$1,507	$4,101	$6,177	$9,938

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
A. Results of Operations
Nine Months Ended June 30, 2010 Compared with Nine Months Ended June 30, 2009
Net sales in the first nine months of fiscal 2010 decreased 16.9% to $60.7 million, compared with $73.0 million in the comparable period in fiscal 2009. Net income in the first nine months of fiscal 2010 was $4.0 million, compared with $6.4 million in the comparable period in fiscal 2009.
Aerospace Component Manufacturing Group (“ACM Group”)
Net sales in the first nine months of fiscal 2010 decreased 14.3% to $45.2 million, compared with $52.7 million in the comparable period of fiscal 2009. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces turbine engine components for small aircraft such as business and regional jets, military transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the first nine months of fiscal 2010 and 2009, respectively, is as follows:

	Nine Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net Sales

Airframe components for small aircraft	$25.7	$28.7	$(3.0)
Small turbine engine components	15.1	16.4	(1.3)
Airframe components for large aircraft	3.1	3.9	(0.8)
Turbine engine components for large aircraft	0.6	1.9	(1.3)
Commercial product sales and other revenue	0.7	1.8	(1.1)

Total	$45.2	$52.7	$(7.5)

The decrease in net sales of small turbine engine components during the first nine months of fiscal 2010, compared with the comparable period in fiscal 2009, is primarily attributable to delays, at customer locations, in the production and delivery of armored military vehicles that are powered by small turbine engines. The decrease in net sales of airframe components for both small and large aircraft, as well as turbine engine components for large aircraft, during the first nine months of fiscal 2010, compared with the comparable period in fiscal 2009, is principally due to a decrease in the sales volumes of such components to customers. Such volume declines were caused by the overall weak global economic conditions that resulted in reduced build rates of commercial aircraft. The decline in commercial product net sales is due to volume decline caused by the overall weak global economic conditions.
The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $24.2 million in the first nine months of fiscal 2010, compared with $25.9 million in the comparable period in fiscal 2009. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.
The ACM Group’s selling, general and administrative expenses decreased $0.3 million to $2.9 million, or 6.4% of net sales, in the first nine months of fiscal 2010, compared with $3.2 million, or 6.0% of net sales, in the comparable period in fiscal 2009. The decrease in selling, general and administrative expenses is principally due to (i) lower variable selling expenses as a result of both lower net sales and lower sales representative commission rates as well as (ii) lower expenses associated with uncollectible accounts receivable in the first nine months of fiscal 2010, compared with the same period in fiscal 2009.
The ACM Group’s operating income decreased $3.0 million to $7.2 million in the first nine months of fiscal 2010, compared with $10.2 million in the comparable period in fiscal 2009. The following is a comparison of operating income on both a LIFO and FIFO basis:

	Nine Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Operating Income

Operating income	$7.2	$10.2	$(3.0)
LIFO expense (income)	0.3	(1.2)	1.5

Operating income without LIFO expense (income)	$7.5	$9.0	$(1.5)

Operating income benefited slightly from the raw material component of manufacturing costs being approximately 39.5% of net sales in the first nine months of fiscal 2010, compared with 40.1% of net sales in the comparable period in fiscal 2009, due primarily to product mix.
Operating income in the first nine months of fiscal 2010, compared with the same period in fiscal 2009, was negatively impacted by lower production levels, due to lower net sales volumes. The lower production levels resulted in the ACM Group’s fixed manufacturing cost structure being allocated to fewer units of production resulting in higher per unit overhead expenses. This negative impact was partially offset by the following changes in certain other components of the ACM Group’s manufacturing expenditures in the first nine months of fiscal 2010, compared with the same period in fiscal 2009:

	Nine Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Manufacturing expenditures

Overhead:
Utilities	$2.6	$3.3	$(0.7)
Repairs, maintenance and supplies	1.9	2.5	(0.6)
Depreciation	0.8	0.6	0.2
Tooling	0.9	1.3	(0.4)
In the first nine months of fiscal 2010, compared with the comparable period in fiscal 2009, manufacturing costs benefited from (i) a 20.0% decline in the ACM Group’s price paid for natural gas as a result of global economic conditions, (ii) a 10.4% decline in the volume of natural gas consumed as a result of the aforementioned lower production levels, and (iii) a decrease in expenditures for repairs and maintenance and production supplies also due primarily to the lower production levels. Depreciation expense was higher in the first nine months of fiscal 2010, compared with the same period in fiscal 2009, due to the effect of recent capital expenditures for equipment.

The ACM Group’s backlog as of June 30, 2010 was $69.9 million, compared with $70.6 million as of September 30, 2009. At June 30, 2010, $53.2 million of the total backlog was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) are starting to lengthen and the ACM Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they more recently did, which may result in an increase, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period. Due principally to the overall weak global economic conditions and the related impact such conditions have continued to have on commercial aviation, the ACM Group continued to experience a decrease, during the first nine months of fiscal 2010, in orders for products that principally support commercial aircraft.
Turbine Component Services and Repair Group (“Repair Group”)
Net sales in the first nine months of fiscal 2010, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 32.0% to $6.6 million, compared with $9.6 million in the comparable fiscal 2009 period. The Repair Group’s decrease in net sales volumes is due to (i) a component repair program being on hold subject to the original equipment manufacturer’s (“OEM”) evaluation / redesign of the repair, (ii) the overall weak global economic conditions and (iii) a larger customer resourcing its component manufacturing.
During the first nine months of fiscal 2010, the Repair Group’s selling, general and administrative expenses were $0.9 million, or 14.0% of net sales, compared with $1.0 million, or 10.2% of net sales, in the comparable fiscal 2009 period.
The Repair Group’s operating results in the first nine months of fiscal 2010 were essentially breakeven compared with $0.2 million of income in the comparable period in fiscal 2009. A decrease in operating income principally attributable to the negative impact on margins from decreased sales volumes that occurred in the first nine months of fiscal 2010, compared to the same period in fiscal 2009, was partially offset by lower manufacturing labor and benefits costs due to a reduction in manufacturing employee wages and benefits.
The Repair Group’s backlog as of June 30, 2010 was $3.5 million, compared with $3.4 million as of September 30, 2009. At June 30, 2010, $1.8 million of the total backlog was scheduled for delivery over the next twelve months.
Applied Surface Concepts Group (“ASC Group”)
Net sales in the first nine months of fiscal 2010 decreased 16.2% to $8.9 million, compared with $10.7 million in the comparable fiscal 2009 period. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for the first nine months of fiscal 2010 and 2009, respectively, is as follows:

	Nine Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net Sales

Product	$4.5	$5.4	$(0.9)
Contract service	4.3	5.1	(0.8)
Other	0.1	0.2	(0.1)

Total	$8.9	$10.7	$(1.8)

The decrease in product net sales in the first nine months of fiscal 2010 is primarily due to the loss of two (2) customers, one due to a product redesign and the other due to a change in its production method. The overall weak global economic conditions, particularly a decrease in demand from the ASC Group’s customers in the oil and gas industry, negatively impacted contract service net sales in the first nine months of fiscal 2010, compared to the same period in fiscal 2009. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened in relation to the U.S. dollar, resulting in a favorable currency impact on net sales in the first nine months of fiscal 2010 of approximately $0.2 million.
The ASC Group’s selling, general and administrative expenses were $3.4 million, or 37.7% of net sales, in the first nine months of fiscal 2010, compared with $3.2 million, or 30.2% of net sales in the comparable fiscal 2009 period. The increase in selling, general and administrative expenses is principally attributable to higher depreciation and consulting costs related to the implementation of a new management information system during fiscal 2010.
The ASC Group’s operating income in the first nine months of fiscal 2010 was $0.1 million, compared with $0.7 million in the same period in fiscal 2009. This decrease in operating income is principally due to the negative impact on margins from decreased net sales volumes that occurred in the first nine months of fiscal 2010, compared to the same period in fiscal 2009, without a corresponding decrease in selling, general and administrative expenses.
The ASC Group backlog at June 30, 2010 was not material.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.5 million in the first nine months of fiscal 2010, compared with $1.1 million in the same period in fiscal 2009 principally due to the following changes in certain components of these expenses:

	Nine Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Corporate Unallocated Expenses

Compensation and benefit expenses	$0.7	$0.5	$0.2
Legal and professional expenses	0.1	0.3	(0.2)
Consulting expenses	0.2	—	0.2
Ireland facility expenses	0.2	—	0.2
The increase in corporate unallocated expenses in the first nine months of fiscal 2010 compared to the same period in fiscal 2009 is principally due to (i) the inclusion in fiscal 2010 of certain expenses related to the activity of leasing the Cork, Ireland facility that were included in discontinued operations in fiscal 2009, (ii) consulting expenses associated with the Company’s interim Chief Executive Officer and (iii) an increase in compensation and related benefit expenses due principally to higher incentive compensation and salary retirement plan expenses.
Other/General
Interest expense was nominal in the first nine months of fiscal 2010 and 2009. There were no amounts outstanding under the Company’s revolving credit agreement during the first nine months of either fiscal 2010 or 2009.
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Net sales in the third quarter of fiscal 2010 decreased 17.3% to $19.5 million, compared with $23.5 million in the comparable period in fiscal 2009. Net income in the third quarter of fiscal 2010 was $1.0 million, compared with $2.4 million in the comparable period in fiscal 2009.
Aerospace Component Manufacturing Group
Net sales in the third quarter of fiscal 2010 decreased 15.1% to $14.3 million, compared with $16.9 million in the comparable period of fiscal 2009. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces turbine engine components for small aircraft such as business and regional jets, military transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the third quarter of fiscal 2010 and 2009, respectively, is as follows:

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net Sales

Airframe components for small aircraft	$7.3	$9.3	$(2.0)
Small turbine engine components	5.4	5.1	0.3
Airframe components for large aircraft	1.3	1.3	—
Turbine engine components for large aircraft	0.2	0.7	(0.5)
Commercial product sales and other revenue	0.1	0.5	(0.4)

Total	$14.3	$16.9	$(2.6)

The increase in net sales of small turbine engine components during the third quarter of fiscal 2010, compared with the comparable period in fiscal 2009, is primarily attributable to an increase in sales volumes to certain customers that supply engines for small aircraft. The decrease in net sales of airframe components for both small and large aircraft, as well as turbine engine components for large aircraft, during the third quarter of fiscal 2010, compared with the comparable period in fiscal 2009, is principally due to a decrease in sales volume of such components to customers. Such volume declines were caused by the overall weak global economic conditions that resulted in reduced build rates of commercial aircraft. The decline in commercial product net sales is due to volume decline caused by the overall weak global economic conditions.
The ACM Group’s airframe and turbine engine components have both military and commercial applications. Net sales of such components that solely have military applications were $6.9 million in the third quarter of fiscal 2010, compared with $8.3 million in the comparable period in fiscal 2009. This decrease is primarily attributable to a decline in nets sales of turbine engines components for armored military vehicles due to the aforementioned delays. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.
The ACM Group’s selling, general and administrative expenses were $1.0 million, or 6.9% of net sales, in the third quarter of fiscal 2010 compared with $1.1 million, or 6.5% of net sales, in the comparable period in fiscal 2009. The decrease in selling, general and administrative expenses is principally due to lower variable selling expenses as a result of both lower net sales and lower sales representative commission rates in the third quarter of fiscal 2010, compared with the same period in fiscal 2009.
The ACM Group’s operating income decreased $2.4 million to $1.8 million in the third quarter of fiscal 2010, compared with $4.2 million in the comparable period in fiscal 2009. The following is a comparison of operating income on both a LIFO and FIFO basis:

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Operating Income

Operating income	$1.8	$4.2	$(2.4)
LIFO expense (income)	0.1	(0.6)	0.7

Operating income without LIFO expense (income)	$1.9	$3.6	$(1.7)

Operating income was negatively impacted from the raw material component of manufacturing costs being approximately 41.9% of net sales in the third quarter of fiscal 2010, compared with 37.1% of net sales in the comparable period in fiscal 2009, due primarily to product mix.
Operating income in the third quarter of fiscal 2010, compared with the same period in fiscal 2009, was also negatively impacted by lower production levels, due to lower net sales volumes. The lower production levels resulted in the ACM Group’s fixed manufacturing cost structure being allocated to fewer units of production resulting in higher per unit overhead expense. This negative impact was partially offset by the following changes in certain other components of the ACM Group’s manufacturing expenditures in the third quarter of fiscal 2010, compared with the same period in fiscal 2009:

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Manufacturing expenditures

Outside Work	$0.6	$0.7	$(0.1)
Overhead:
Utilities	0.7	0.8	(0.1)
Depreciation	0.3	0.2	0.1
Tooling	0.3	0.4	(0.1)
In the third quarter of fiscal 2010, compared with the comparable period in fiscal 2009, manufacturing costs benefited from a 27.7% decline in the ACM Group’s price paid for natural gas as a result of global economic conditions. Depreciation expense was higher in the third quarter of fiscal 2010, compared with the same period in fiscal 2009, due to the effect of recent capital expenditures for equipment.
Turbine Component Services and Repair Group
Net sales in the third quarter of fiscal 2010, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 40.5% to $2.0 million, compared with $3.4 million in the comparable fiscal 2009 period. The Repair Group’s decrease in net sales volumes is due to (i) a component repair program being on hold subject to the OEM’s evaluation / redesign of the repair, (ii) the overall weak global economic conditions and (iii) a larger customer resourcing its component manufacturing.
During the third quarter of fiscal 2010, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 15.2% of net sales, compared with $0.3 million, or 9.3% of net sales, in the comparable fiscal 2009 period.
The Repair Group’s operating results in the third quarter of fiscal 2010 was essentially breakeven compared with income of $0.3 million in the same period in fiscal 2009. A decrease in operating income principally attributable to the negative impact on margins from decreased sales volumes that occurred in the third quarter of fiscal 2010, compared to the same period in fiscal 2009, was partially offset by lower manufacturing labor and benefits costs due to a reduction in manufacturing employee wages and benefits.
Applied Surface Concepts Group
Net sales in the third quarter of fiscal 2010 decreased 4.5% to $3.2 million, compared with $3.3 million in the comparable fiscal 2009 period. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for the third quarter of fiscal 2010 and 2009, respectively, is as follows:

	Three Months Ended
	June 30,		Increase
	2010	2009	(Decrease)
Net Sales

Product	$1.6	$1.9	$(0.3)
Contract service	1.6	1.3	0.3
Other	—	0.1	(0.1)

Total	$3.2	$3.3	$(0.1)

The decrease in product net sales in the third quarter of fiscal 2010 is primarily due to the loss of two (2) customers, one due to a product redesign and the other due to a change in its production method. An increase in demand from the ASC Group’s customers in the power generation and oil and gas industries positively impacted contract service net sales in the third quarter of fiscal 2010, compared to the same period in fiscal 2009. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have strengthened slightly in relation to the U.S. dollar, resulting in a nominal currency impact on net sales in the third quarter of fiscal 2010.
The ASC Group’s selling, general and administrative expenses were $1.1 million, or 36.2% of net sales, in the third quarter of fiscal 2010, compared with $1.1 million or 32.9% of net sales in the comparable fiscal 2009 period.
The ASC Group’s operating income was $0.1 million in the third quarter of both of fiscal 2010 and 2009.

Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.5 million in the third quarter of both fiscal 2010 and 2009.
Other/General
Interest expense was nominal in the third quarters of both fiscal 2010 and 2009. There were no amounts outstanding under the Company’s revolving credit agreement during the second quarters of fiscal years 2010 and 2009.
B. Liquidity and Capital Resources
Cash and cash equivalents increased to $24.7 million at June 30, 2010 from $19.9 million at September 30, 2009. At June 30, 2010, $6.0 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities provided $10.1 million of cash in the first nine months of fiscal 2010 compared with $10.4 million of cash provided by operating activities (of which $10.6 million was provided by continuing operations) in the first nine months of fiscal 2009. The $10.1 million of cash provided by operating activities in first nine months of fiscal 2010 was primarily due to (i) net income of $4.0 million, (ii) $1.7 million from the impact of such non-cash items as depreciation expense, deferred taxes and LIFO expense; (iii) a $3.3 million reduction in accounts receivable and (iv) a $0.9 million decrease in refundable income taxes. These changes in the components of working capital were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers, (ii) the collection of refundable income taxes and (iii) the relative timing of payments to suppliers and tax authorities.
Capital expenditures were $4.9 million in the first nine months of fiscal 2010 compared with $3.2 million in the comparable fiscal 2009 period. Capital expenditures during the first nine months of fiscal 2010 consist of $4.6 million by the ACM Group, $0.2 million by the ASC Group and $0.1 million by the Repair Group. In addition to the $4.9 million expended during the first nine months of fiscal 2010, $1.3 million has been committed as of June 30, 2010. The Company anticipates that total fiscal 2010 capital expenditures to be within the range of $5.5 to $6.5 and will relate principally to the expansion of the ACM Group’s production capabilities.
At June 30, 2010, the Company has an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on January 1, 2012 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 3.25% at June 30, 2010. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At June 30, 2010, no amounts were outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all of the covenants in its revolving credit agreement at June 30, 2010.
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
Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At June 30, 2010, the Company had no forward exchange contracts outstanding. The Company will continue to evaluate its foreign currency risk, if any, and the effectiveness of using similar hedges in the future to mitigate such risk.
At June 30, 2010, the Company’s assets and liabilities denominated in Pounds Sterling, the Euro, and the Swedish Krona were as follows (amounts in thousands):

	Pounds		Swedish
	Sterling	Euro	Krona
Cash and cash equivalents	59	455	2,574
Accounts receivable	118	474	985

Accounts payable and accrued liabilities	93	315	2,819
B. Interest Rate Risk
The Company’s primary interest rate risk exposure results from the variable interest rate mechanisms associated with the Company’s revolving credit agreement. If interest rates were to increase 100 basis points (1%) from June 30, 2010, and assuming no changes in the amount outstanding under the revolving credit agreement, the additional interest expense to the Company would be nominal.
C. Impact of Newly Issued Accounting Standards
Nothing significant to report.
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
Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as a result of the following:
•	Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of June 30, 2010.

The noted material weakness in the effectiveness of the Company’s internal controls with respect to its existing management information system (i.e. logical access/security, program change management and segregation of duties) were not all remediated as of June 30, 2010 because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of implementing a new management information system (the implementation of which is expected to be completed during the next three months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system.
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
There was no significant change in our internal control over financial reporting that occurred during the third fiscal quarter ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.
Part II. Other Information
Item 6. (a) Exhibits
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

Exhibit No.	Description
4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004 and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement effective December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006 and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to the Company’s Form 10-K dated September 30, 2006 and incorporated herein by reference

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

Exhibit No.	Description
4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank filed as Exhibit 4.21to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

4.22	Amendment No. 21 to Amended and Restated Credit Agreement dated February 10, 2010 between SIFCO Industries, Inc. and PNC Bank, National Association (successor to National City Bank) filed as Exhibit 4.22 to the Company’s Form 10-Q dated December 31, 2009 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.3	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.6	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.7	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006 and incorporated herein by reference

10.9	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.10	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.11	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.12	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

Exhibit No.	Description
10.13	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009, and incorporated herein by reference

10.14	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.15	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)
Date: August 6, 2010	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer (Principal Financial Officer)