Form 10-K
period 2010-09-30
SIFCO INDUSTRIES INC
filed 2010-12-15
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act).

large accelerated filer  ☐        accelerated filer  ☐        non-accelerated filer  ☐        smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $56,346,363.

The number of the Registrant’s Common Shares outstanding at October 31, 2010 was 5,258,574.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 20, 2011 (Part III).

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

Operations

The Company’s ACM Group is a manufacturer of forged components with capability ranging in size from 2 to 1,100 pounds (depending on configuration and alloy), primarily in various steel and titanium alloys, utilizing a variety of processes for applications principally in the aerospace industry. The ACM Group’s forged products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and land-based turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The ACM Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.

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

Industry

The performance of the domestic and international air transport industry as well as government defense spending directly and significantly impact the performance of the ACM Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. After the more recent periods of negative operating results in the global commercial airline industry that was due in large part to the global economic downturn, the financial condition of the global commercial airline industry has improved. This improvement is due to strong demand in both air freight and passenger traffic resulting principally from improvements in both business and consumer confidence levels, which improvements can be attributed to the subsiding of the global economic downturn. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality and (iii) relatively stable fuel prices. There has been recent improvement in aircraft capacity utilization due to the increase in air freight and passenger traffic, which is driving demand for additional capacity. Aircraft capacity is returning to the market at about the same pace as the growth in demand for such capacity. The ACM Group believes this pattern should continue with the long-term steady growth projected by the air transport industry. The ACM Group also supplies new and spare components for military aircraft, including helicopters. Military spending has continued to be strong and level in recent years. As a result of military initiatives, there has been continuing demand for both new and spare components for military customers. The ACM Group’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable, yet subject to potential changes in defense spending decisions. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the ACM Group. Lack of continued improvement in the global economy could result in credit risk associated with serving the airlines and/or their suppliers. However, the ACM Group believes that it is poised to take advantage of improvement in order demand from the commercial airframe and engine manufacturers if and when it may occur.

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

Customers

During fiscal 2010, the ACM Group had two customers, various business units of Rolls-Royce Corporation and United Technologies Corporation, which accounted for 24% and 12%, respectively, of the ACM Group’s net sales. The net sales to these two customers, and the direct subcontractors to these two customers, accounted for 66% of the ACM Group’s net sales in fiscal 2010. The ACM Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the ACM Group. However, the ACM Group has maintained a business relationship with these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the ACM Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the ACM Group. The ACM Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the ACM Group’s business is seasonal.

Backlog of Orders

The ACM Group’s backlog as of September 30, 2010 increased to $71.2 million, of which $55.0 million is scheduled for delivery during fiscal 2011, compared with $70.6 million as of September 30, 2009, of which $52.1 million was scheduled for delivery during fiscal 2010. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) continue to lengthen due to increased demand and the ACM Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they more recently did, which may result in an increase, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period. Due principally to the overall weak global economic conditions and the related impact such conditions have continued to have on commercial aviation, the ACM Group continued to experience a decrease in fiscal 2010, in orders for products that principally support commercial aircraft.

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

Operations

The Repair Group requires the procurement of licenses/authority, which certifies that the Repair Group has obtained approval to perform certain proprietary repair processes. Such approvals are generally specific to an engine and its components, a repair process, and a repair facility/location. Without possession of such approvals, a company would be precluded from competing in the aerospace turbine engine component repair business. Approvals are issued by either the original equipment manufacturers (“OEM”) of aerospace turbine engines or the Federal Aviation Administration (“FAA”).

In general, the Company considers aerospace turbine engines that (i) possess a thrust of less than 17,500 pounds and/or (ii) are used to power aircraft that carry fewer than 100 passengers, to be small aerospace turbine engines. Historically, the Repair Group has elected to procure approvals primarily from the OEMs and currently maintains proprietary repair process approvals issued by certain of the primary small engine OEMs (e.g. Pratt & Whitney Canada, Rolls-Royce, Turbomeca, and Hamilton Sundstrand). In exchange for being granted an OEM approval, the Repair Group is obligated, in most cases, to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM-approved proprietary repair process. The Repair Group continues to be successful in procuring FAA repair process approvals. There is generally no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.

The development of remanufacturing and repair processes is an ordinary part of the Repair Group’s business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in repair processes and high temperature-resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Repair Group’s research and development expense was $0.4 million in both fiscal 2010 and 2009.

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

Industry

The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. After the more recent periods of negative operating results in the global commercial airline industry that was due in large part to the global economic downturn, the financial condition of the global commercial airline industry has improved. This improvement is due to strong demand in both air freight and passenger traffic resulting principally from improvements in both business and consumer confidence levels, which improvements can be attributed to the subsiding of the global economic downturn. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality and (iii) relatively stable fuel prices. It is difficult to determine at this time what the long-term impact of these factors may be on air travel and the demand for products and services provided by the Repair Group. However, a lack of continued improvement in the global economy could result in further reduced demand for the products and services that the Repair Group provides. Management’s current outlook for the air transport industry continues to remain cautiously optimistic in the near term.

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

Customers

The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2010, the Repair Group had three customers, consisting of various business units of Safran Group, United Technologies Corporation, and Rolls-Royce Corporation, which accounted for 29%, 24% and 17%, respectively, of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.

Backlog of Orders

The Repair Group’s backlog as of September 30, 2010 decreased to $3.1 million, of which $1.8 million is scheduled for delivery during fiscal 2011 and $1.3 million is on hold, compared with $3.4 million as of September 30, 2009, of which $2.3 million was scheduled for delivery during fiscal 2010 and $1.1 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Applied Surface Concepts Group

The Company’s Applied Surface Concepts Group (“ASC Group”) provides surface enhancement technologies principally related to selective electrochemical finishing and anodizing. Principal product offerings include (i) the development, production and sale of metal plating solutions and equipment required for selective electrochemical finishing and (ii) providing selective electrochemical finishing contract services.

Operations

Selective electrochemical finishing of a component is done without the use of an immersion tank. A wide variety of pure metals and alloys, principally determined by the customer’s design requirements, can be used for applications including corrosion protection, wear resistance, anti-galling, increased lubricity, increased hardness, increased electrical conductivity, and re-sizing. SIFCO Process® metal solutions include: cadmium, cobalt, copper, nickel, tin and zinc. In addition, precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also provided to customers. The ASC Group has also developed a number of alloy-plating solutions such as a nickel-cobalt solution that can be used as a more environmentally friendly replacement for a chromium plating solution, or a zinc-nickel solution that can be used as a more environmentally friendly replacement for a cadmium plating solution. In fiscal 2010, the ASC Group completed development of a new aluminum anodizing seal and a conversion coating solution as replacements for hexavalent chromium solutions.

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

The ASC Group maintains recognized industry brand names including: SIFCO Process®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2008 and AS 9100B certifications. In addition, two of its facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Two of the service centers are FAA approved repair shops. Other ASC Group approvals include ABS (American Bureau of Ships), ARR (American Railroad Registry), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).

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

Customers

The ASC Group has a customer base of over 1,000 customers. However, approximately 10 customers, who operate in a variety of industries, accounted for approximately 25% of the ASC Group’s fiscal 2010 net sales. No material part of the ASC Group’s business is seasonal.

Backlog of Orders

Due to the nature of its business (i.e. shorter lead times for its products and services) the ASC Group had no material backlog at September 30, 2010 and 2009.

4. General

For financial information concerning the Company’s reportable segments see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 12 to consolidated financial statements included in Item 8.

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

The number of the Company’s employees decreased from approximately 310 at the beginning of fiscal 2010 to approximately 300 employees at the end of fiscal 2010. The Company is party to a collective bargaining agreement with certain employees located at its ACM Group’s Cleveland, Ohio facility. The ACM Group’s union contract expires in May 2015 (effective since May 2010). The Company was also party to a collective bargaining agreement with certain employees located at its Repair Group’s Minneapolis, Minnesota facility that expired in July 2009 and was extended for 60 days until September 2009. As of September 30, 2010 the Repair Group is operating without a collective bargaining agreement. Management considers its relations with the Company’s employees to be good.

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

As of September 30, 2010, a portion of the Company’s cash and cash equivalents and short-term investments are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Item 2. Properties

The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2010 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•

The Repair Group operates a single, owned facility in Minneapolis, Minnesota with a total of 59,000 square feet and is involved in the repair and remanufacture of small aerospace turbine engine components.

•	The ACM Group operates in a single, owned 240,000 square foot facility located in Cleveland, Ohio. This facility is also the site of the Company’s corporate headquarters.

•

The ASC Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The Group leases space aggregating 52,000 square feet for sales offices and/or for its contract selective electrochemical finishing services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The ASC Group also operates in an owned 3,000 square foot facility in Rattvik, Sweden.

•

The Company owns a building located in Cork, Ireland (59,000 square feet) that is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold in fiscal 2007.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are traded on the NYSE AMEX exchange (“NYSE AMEX”) under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2010		2009
	High	Low	High	Low
First Quarter	$16.25	$13.18	$7.85	$4.10
Second Quarter	17.07	12.30	7.60	4.92
Third Quarter	17.25	10.11	11.37	5.94
Fourth Quarter	12.13	9.40	14.76	9.34

Dividends and Shares Outstanding

The Company declared a special cash dividend of $0.15 per Common Share in fiscal 2010 but does not necessarily anticipate paying regular dividends on an annual basis in the future. The Company currently intends to retain all of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2010, there were approximately 664 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

Common Share Repurchase

During fiscal 2010, the Company invested $0.7 million to repurchase 66,093 common shares under a stock repurchase program initiated in June 2010, at which time the Company indicated that it was prepared to invest up to $1.0 million to repurchase its shares. The common shares were repurchased (i) during the period from June 7, 2010 through September 13, 2010, (ii) at a price range of $9.88 to $10.99 per share and (iii) at an average volume of 1,120 common shares per day transacted.

Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data of the Company. The data presented below should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements included in Item 8.

	Years Ended September 30,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)
Statement of Operations Data
Net sales	$83,270	$93,888	$101,391	$87,255	$68,606
Income (loss) from continuing operations before income tax provision	8,394	12,327	8,820	10,255	(35)
Income tax provision	3,032	4,480	3,277	1,483	14
Income (loss) from continuing operations	5,362	7,847	5,543	8,772	(49)
Income (loss) from continuing operations per share (basic)	1.01	1.48	1.05	1.67	(0.01)
Income (loss) from continuing operations per share (diluted)	1.00	1.47	1.04	1.66	(0.01)
Income (loss) from discontinued operations, net of tax	—	188	287	(2,044)	1,009
Net income	5,362	8,035	5,830	6,728	960
Net income per share (basic)	1.01	1.52	1.10	1.28	0.18
Net income per share (diluted)	1.00	1.51	1.09	1.27	0.18
Cash dividends per share	0.15	0.10	—	—	—

Shares Outstanding at Year End	5,259	5,298	5,295	5,281	5,222

Balance Sheet Data
Working capital	$35,632	$35,540	$34,315	$32,350	$15,011
Property, plant and equipment, net	20,749	16,940	10,253	10,570	14,059
Total assets	69,650	65,770	60,149	60,889	48,775
Long-term debt, net of current maturities	35	154	269	2,986	427
Other long-term liabilities	6,883	6,207	2,450	1,958	5,838
Total shareholders’ equity	48,039	45,245	40,679	36,778	25,183
Shareholders’ equity per share	9.13	8.54	7.68	6.96	4.82

Financial Ratios
Return on beginning shareholders’ equity	11.9%	19.8%	15.9%	26.7%	4.3%
Long-term debt to equity percent	0.1%	0.3%	0.7%	8.1%	1.7%
Current ratio	3.9	3.9	3.6	3.1	1.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace industry in particular, of the global economic downturn, including the reduction in available capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) regressive pricing pressures on the Company’s products and services, with productivity improvements as the primary means to maintain margins; (8) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (9) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (10) the impact on future contributions the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; and (11) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining, and selective electrochemical metal finishing. The products include forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective electrochemical finishing solutions and equipment. The Company’s operations are conducted in three business segments: (1) Aerospace Component Manufacturing Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.

A.	Results of Operations

1. Fiscal Year 2010 Compared with Fiscal Year 2009

Net sales in fiscal 2010 decreased 11.3% to $83.3 million, compared with $93.9 million in fiscal 2009. Income from continuing operations in fiscal 2010 was $5.4 million, compared with $7.8 million in fiscal 2009. Included in the $5.4 million of income from continuing operations in fiscal 2010 was LIFO expense of $0.2 million. Included in the $7.8 million of income from continuing operations in fiscal 2009 was LIFO income of $1.6 million. Income from discontinued operations, net of tax, was $0.2 million in fiscal 2009. Net income in fiscal 2010 was $5.4 million, compared with $8.0 million in fiscal 2009.

Aerospace Component Manufacturing Group (“ACM Group”)

Net sales in fiscal 2010 decreased 9.5% to $62.1 million, compared with $68.6 million in fiscal 2009. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces turbine engine components for small aircraft such as business and regional jets, military transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for fiscal 2010 and 2009, respectively, is as follows:

	Year Ended September 30,		Increase (Decrease)
Net Sales	2010	2009
Airframe components for small aircraft	$36.3	$38.5	$(2.2)
Small turbine engine components	20.7	21.0	(0.3)
Airframe components for large aircraft	3.4	4.6	(1.2)
Turbine engine components for large aircraft	0.8	2.2	(1.4)
Commercial product sales and other revenue	0.9	2.3	(1.4)

Total	$62.1	$68.6	$(6.5)

The decrease in net sales of airframe components for both small and large aircraft, as well as turbine engine components for large aircraft, during fiscal 2010, compared with fiscal 2009, is principally due to a decrease in the sales volumes of such components to customers. Such volume declines were caused by the overall weak global economic conditions that resulted in reduced build rates of commercial aircraft. The decrease in net sales of small turbine engine components during fiscal 2010, compared with fiscal 2009, is primarily attributable to declines in the production and delivery of armored military vehicles that are powered by small turbine engines. This decrease is partially offset by an increase in sales of turbine engine components for small aircraft such as military transport and surveillance aircraft. The decline in commercial product net sales is due to volume decline caused by the overall weak global economic conditions.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $33.9 million in fiscal 2010, compared with $35.0 million in fiscal 2009. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications, as well as net sales of components that have both military and commercial applications.

The ACM Group’s selling, general and administrative expenses decreased $0.1 million to $4.1 million, or 6.5% of net sales, in fiscal 2010, compared with $4.2 million, or 6.1% of net sales, in fiscal 2009. The decrease in selling, general and administrative expenses is principally due to (i) lower variable selling expenses as a result of both lower net sales and lower sales representative commission rates as well as (ii) lower expenses associated with uncollectible accounts receivable in fiscal 2010, compared with fiscal 2009. This was partially offset by higher employee incentive expense and consulting costs related to the implementation of a company-wide management information system.

The ACM Group’s operating income decreased $3.5 million to $9.9 million in fiscal 2010, compared with $13.4 million in fiscal 2009. The following is a comparison of operating income on both a LIFO and FIFO basis:

	Year Ended September 30,		Increase (Decrease)
Operating Income	2010	2009
Operating income	$9.9	$13.4	$(3.5)
LIFO expense (income)	0.2	(1.6)	1.8

Operating income without LIFO expense (income)	$10.1	$11.8	$(1.7)

Operating income was negatively impacted to a modest degree by the raw material component of manufacturing costs being approximately 40.4% of net sales in fiscal 2010, compared with 39.9% of net sales in fiscal 2009, due primarily to product mix.

Operating income in fiscal 2010, compared with fiscal 2009, was negatively impacted by lower production levels, due to lower net sales volumes. The lower production levels resulted in the ACM Group’s fixed manufacturing cost structure being allocated to fewer units of production resulting in higher per unit overhead expenses. This negative impact was partially offset by the following changes in certain other components of the ACM Group’s manufacturing expenditures in fiscal 2010, compared with fiscal 2009:

	Year Ended September 30,		Increase (Decrease)
Manufacturing expenditures	2010	2009
Overhead:
Utilities	$3.4	$4.2	$(0.8)
Repairs, maintenance and supplies	2.7	3.1	(0.4)
Depreciation	1.0	0.8	0.2
Tooling	1.2	1.6	(0.4)

Manufacturing costs benefited in fiscal 2010, compared with fiscal 2009, from (i) a 21.3% decline in the ACM Group’s price paid for natural gas as a result of global economic conditions, (ii) a 9.4% decline in the volume of natural gas consumed as a result of the aforementioned lower production levels, and (iii) a decrease in expenditures for repairs and maintenance and production supplies also due primarily to the lower production levels. Depreciation expense was higher in fiscal 2010, compared with fiscal 2009, due to the effect of recent capital expenditures for equipment.

Turbine Component Services and Repair Group (“Repair Group”)

During fiscal 2010, net sales, which consist principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, decreased 22.5% to $8.9 million, compared with $11.5 million in fiscal 2009. The Repair Group’s decrease in net sales volumes is due to (i) a component repair program being on hold subject to the original equipment manufacturer’s (“OEM”) evaluation / redesign of the repair, (ii) the overall weak global economic conditions and (iii) a larger customer consolidating its sources for component repair.

During fiscal 2010, the Repair Group’s selling, general and administrative expenses were $1.2 million, or 13.8% of net sales, compared with $1.3 million, or 11.0% of net sales, in fiscal 2009.

The Repair Group’s operating results were essentially breakeven in fiscal 2010, compared with an operating income of $0.1 million in fiscal 2009. A decrease in operating income principally attributable to the negative impact on margins from decreased sales volumes that occurred in fiscal 2010, compared to fiscal 2009, was partially offset by lower manufacturing labor and benefits costs due to a reduction in manufacturing employee wage rates and benefit levels.

Applied Surface Concepts Group (“ASC Group”)

Net sales in fiscal 2010 decreased 10.8% to $12.2 million, compared with $13.7 million in fiscal 2009. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for fiscal 2010 and 2009, respectively, is as follows:

	Year Ended September 30,		Increase (Decrease)
Net Sales	2010	2009
Product	$6.1	$7.0	$(0.9)
Contract service	5.9	6.5	(0.6)
Other	0.2	0.2	—

Total	$12.2	$13.7	$(1.5)

The decrease in product net sales in fiscal 2010 is primarily due to the loss of two (2) customers, one due to a product redesign and the other due to a change in its production methods. Partially offsetting these declines in product net sales is an increase in product net sales to customers in the aerospace industry. The overall weak global economic conditions, particularly a decrease in demand from the ASC Group’s customers in the oil /gas and the power generation industries, negatively impacted contract service net sales in fiscal 2010, compared with fiscal 2009. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies. Fluctuations in the exchange rates between the local European currencies and the U.S. dollar did not have a significant impact on net sales in fiscal 2010.

The ASC Group’s selling, general and administrative expenses were $4.4 million, or 36.1% of net sales, in fiscal 2010, compared with $4.2 million, or 30.3% of net sales in fiscal 2009. The increase in selling, general and administrative expenses is principally attributable to (i) higher depreciation and consulting costs related to the implementation of a company-wide management information system during fiscal 2010; (ii) higher expenses associated with uncollectible accounts receivable; and (iii) higher sales and marketing expenses. These increases were partially offset by decreases in expenditures for legal and professional services, incentive and research and development.

The ASC Group’s operating income in fiscal 2010 was $0.2 million, compared with $0.8 million in fiscal 2009. The decrease in operating income is principally due to the negative impact on margins from decreased net sales volumes that occurred in fiscal 2010, compared with fiscal 2009, without a corresponding decrease in selling, general and administrative expenses. This negative impact was partially offset by the following changes in certain other components of the ASC Group’s operating expenditures in fiscal 2010, compared with fiscal 2009:

	Year Ended September 30,		Increase (Decrease)
Operating expenditures	2010	2009
Material	$2.2	$3.2	$(1.0)
Compensation and benefits	2.8	3.0	(0.2)

Operating costs benefited in fiscal 2010, compared with fiscal 2009, from (i) a decline in the ASC Group’s material cost due primarily to the aforementioned decline in product sales and a product mix change away from products that contain precious metals and (ii) a decrease in expenditures for compensation and benefits due primarily to lower healthcare costs and a reduction in the number of employees.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $2.2 million in fiscal 2010, compared with $1.9 million in fiscal 2009 principally due to the following changes in certain components of these expenses:

	Year Ended September 30,		Increase (Decrease)
Corporate Unallocated Expenses	2010	2009
Compensation and benefit expenses	$1.0	$0.8	$0.2
Consulting expenses	0.3	—	0.3
Ireland facility expenses	0.2	0.4	(0.2)

The increase in corporate unallocated expenses in fiscal 2010 compared to the same period in fiscal 2009 is principally due to (i) higher consulting expenses associated with the Company’s Chief Executive Officer (full year in fiscal 2010) and (ii) an increase in compensation and related benefit expenses due principally to higher incentive compensation and salary retirement plan expenses. These expenses were partially offset by a decrease in depreciation expense related to the activity of leasing the Cork, Ireland facility. Such activity was included in discontinued operations during the first nine months of fiscal 2009, the period during which such facility was classified as held for sale. In the fourth quarter of fiscal 2009, such facility was no longer classified as held for sale and, therefore, a $0.2 million higher aggregate depreciation expense was recorded to account for both fiscal 2009 depreciation expense as well as prior period “catch-up” depreciation.

Other/General

Interest expense was nominal in both fiscal 2010 and 2009 principally because there were no amounts outstanding under the Company’s revolving credit agreement during either period.

Other income, net consists principally of $0.4 million of rental income earned from the lease of the Cork, Ireland facility.

The Company believes that inflation did not materially affect its results of operations in either fiscal 2010 or 2009, and does not expect inflation to be a significant factor in fiscal 2011.

2. Fiscal Year 2009 Compared with Fiscal Year 2008

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

As discussed in the Company’s Form 8-K filed on January 20, 2009, the Company explored strategic alternatives for the Repair Group for the purpose of enhancing shareholder value. The Company conducted an orderly and comprehensive review and evaluation of strategic alternatives available to it, including a divestiture of the Repair Group.

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

	Weighted Average Interest Rate Year Ended September 30,		Weighted Average Outstanding Balance Year Ended September 30,
Credit Agreement	2009	2008	2009	2008
Revolving credit agreement	N/A	6.8%	N/A	$1.4 million

B.	Liquidity and Capital Resources

Cash and cash equivalents decreased to $18.7 million at September 30, 2010, compared with $19.9 million at September 30, 2009, while short-term investments increased to $3.0 million at September 30, 2010, compared with zero at September 30, 2009. At September 30, 2010, $6.1 million of the Company’s cash and cash equivalents and short-term investments are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $9.9 million of cash in fiscal 2010, compared with $14.5 million of cash provided by operating activities (of which $14.7 million was provided by continuing operations) in fiscal 2009. The $9.9 million of cash provided by operating activities in fiscal 2010 was primarily due to (i) net income of $5.4 million, (ii) $2.5 million from the impact of such non-cash items as depreciation expense, deferred taxes and LIFO expense and (iii) a $1.1 million decrease in inventory. These changes in the components of working capital were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers, (ii) the collection of refundable income taxes and (iii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $6.7 million in fiscal 2010 compared with $5.3 million in fiscal 2009. Capital expenditures during fiscal 2010 consisted of $6.1 million by the ACM Group, $0.4 million by the ASC Group and $0.2 million by the Repair Group. In addition to the $6.7 million expended during fiscal 2010, $0.5 million has been committed as of September 30, 2010. The Company anticipates that total fiscal 2011 capital expenditures will be within the range of $4.0 to $5.0 million and will relate principally to the further enhancement of production and product offering capabilities across all three of the Company’s business groups.

During fiscal 2010, the Company invested $0.7 million to repurchase its common shares under a stock repurchase program initiated in June 2010, at which time the Company indicated that it was prepared to invest up to $1.0 million to repurchase its shares.

In the fourth quarter of fiscal 2010, the Company declared a special cash dividend of $0.15 per common share, which will result in a cash expenditure of $0.8 million during first quarter of fiscal 2011.

At September 30, 2010, the Company had an $8.0 million revolving credit agreement with a bank, subject to sufficiency of collateral, which expires on January 1, 2012 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 3.25% at September 30, 2010. A 0.35% commitment fee is incurred on the unused balance of the revolving credit agreement. At September 30, 2010, no amount was outstanding and the Company had $7.9 million available under its $8.0 million revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2010.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2011.

C.	Off-Balance Sheet Arrangements

The Company does not have any obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

D.	Other Contractual Obligations

The following table summarizes the Company’s outstanding contractual obligations and other commercial commitments at September 30, 2010 and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Payments Due by Period
	(Amounts in thousands)
Other Contractual Obligations	Total	Up to 1 year	>1 up to 3 years	>3 up to 5 years	More than 5 years
Debt obligations	$5	$2	$3	$—	$—
Capital lease obligations	145	117	28	—	—
Operating lease obligations	1,188	456	474	258	—

Total	$1,338	$575	$505	$258	$—

Excluded from the foregoing Other Contractual Obligations table are open purchase orders at September 30, 2010 for raw materials and supplies required in the normal course of business. Excluded from the foregoing Other Contractual Obligations table is a $0.1 million liability for uncertain tax positions as the Company is unable to determine at this time if and/or when this amount, or any portion thereof, may become payable. Included in other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2010 is $6.1 million of liabilities related to the Company’s defined benefit pension plans. The Company is expected to make contributions of approximately $0.6 million to fund its defined benefit pension plans in fiscal 2011.

E.	Outlook

The Company’s Repair and ACM Groups’ businesses continue to be heavily dependent upon the strength of the commercial airlines as well as the aircraft and related engine manufacturers. The ACM group is also dependent on the military aerospace industry. Consequently, the performance of the domestic and international air transport industry as well as government defense spending directly and significantly impacts the performance of the Repair and ACM Groups’ businesses.

After the recent two year period of negative operating results in the global commercial airline industry that was due in large part to the global economic downturn, the financial condition of the global commercial airline industry improved in 2010 with a return to profitability. This return to profitability is due to strong demand in both air freight and passenger traffic resulting principally from improvements in both business and consumer confidence levels. The improved confidence levels can be attributed to the subsiding of the global economic downturn. During fiscal 2010, both air freight and passenger traffic returned to pre-recession levels.

The Company supplies new and spare components for military aircraft. Military spending has continued to be strong and level in recent years. As a result of continued military initiatives, there has been strong demand for both new and spare components for military customers. The 2011-12 defense budget includes the planned elimination of certain military aircraft. These eliminations are countered by the new programs being supported—such as the tanker program, the F-35 and V-22.

The air transport industry’s long-term outlook is for continued, steady growth. Such longer-term outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and engine components as well as aerospace turbine engine component repairs. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic, (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality and (iii) relatively stable fuel prices. Recent improvement in aircraft capacity utilization is due to the increase in air freight and passenger traffic, which is driving demand for additional capacity. While aircraft capacity was reduced sharply in 2009, it has returned to the market at about the same pace as the growth in demand for such capacity. The Company believes this pattern should continue with the long-term steady growth projected by the air transport industry. The Company’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable, yet subject to potential changes in defense spending decisions. However, the Company believes that it is poised to take advantage of the resulting improvement in order demand from the commercial airframe and engine manufacturers if and when it may occur.

It is difficult to determine, at this time, the potential long-term impact that the aforementioned factors may have on air travel and the demand for the products and services provided by the Company. Lack of continued improvement in the global economy could result in credit risk associated with serving the airlines and/or their suppliers. All of these consequences, to the extent that they may occur, could negatively impact the Company’s net sales, operating profits and cash flows. However, in light of the current business environment, the Company believes that cash on-hand, short-term investments, funds available under its revolving credit agreement, and anticipated funds generated from operations will be adequate to meet its liquidity needs through the foreseeable future.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

The Company accounts for deferred taxes in accordance with the provisions of the Accounting Standards Codification (“ASC”) guidance related to accounting for income taxes, whereby the Company recognizes an income tax benefit related to its consolidated net losses and other temporary differences between financial reporting basis and tax reporting basis. At

September 30, 2010 and 2009, the Company’s net deferred tax liability before any valuation allowance was $0.4 million and a nominal amount, respectively.

G.	Impact of Newly Issued Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”), issued an Accounting Standard Update (“ASU”) No. 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (i) exempts entities that file their financial statements with the SEC from disclosing the date through which subsequent events procedures have been performed and (ii) clarifies the circumstances in which an entity’s financial statements would be considered restated and the entity would therefore be required to update its subsequent events evaluation. The guidance provided by the FASB became effective immediately upon issuance, and the Company has adopted its disclosure requirements within this Form 10-K for the year ended September 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06 to improve disclosures about fair value measurements, which amends the ASC related to fair value measurements and disclosures. This amendment to the ASC will add new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1, 2 and 3 and separate disclosures about purchases, sales, issuances and settlements relating to fair value hierarchy Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosure requirements for plan assets for defined benefit pensions and other postretirement benefit plans. Under the new guidance it is required that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide fair value hierarchy Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2010. Our audits of the basic financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

December 15, 2010

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Years Ended September 30,
	2010	2009	2008
Net sales	$83,270	$93,888	$101,391
Operating expenses:
Cost of goods sold	63,529	69,947	79,161
Selling, general and administrative expenses	11,860	11,465	12,495
Loss (gain) on disposal or impairment of operating assets	(34)	—	757

Total operating expenses	75,355	81,412	92,413

Operating income	7,915	12,476	8,978

Interest income	(57)	(16)	(24)
Interest expense	71	67	149
Foreign currency exchange loss (gain)	(23)	217	35
Other income, net	(470)	(119)	(2)

Income from continuing operations before income tax provision	8,394	12,327	8,820

Income tax provision	3,032	4,480	3,277

Income from continuing operations	5,362	7,847	5,543

Income from discontinued operations, net of tax	—	188	287

Net income	$5,362	$8,035	$5,830

Income per share from continuing operations
Basic	$1.01	$1.48	$1.05
Diluted	$1.00	$1.47	$1.04

Income per share from discontinued operations, net of tax
Basic	$—	$0.04	$0.05
Diluted	$—	$0.04	$0.05

Net income per share
Basic	$1.01	$1.52	$1.10
Diluted	$1.00	$1.51	$1.09

Weighted-average number of common shares (basic)	5,300	5,295	5,291
Weighted-average number of common shares (diluted)	5,344	5,325	5,340

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,671	$19,875
Short-term investments	3,020	—
Receivables, net	17,182	17,010
Inventories	6,272	7,568
Refundable income taxes	692	889
Deferred income taxes	1,502	1,651
Prepaid expenses and other current assets	627	601

Total current assets	47,966	47,594
Property, plant and equipment:
Land	579	578
Buildings	13,642	14,748
Machinery and equipment	44,350	38,785

	58,571	54,111
Accumulated depreciation	37,822	37,171

Property, plant and equipment, net	20,749	16,940
Other assets	935	1,236

Total assets	$69,650	$65,770

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$108	$101
Accounts payable	7,939	7,629
Accrued liabilities	4,287	4,324

Total current liabilities	12,334	12,054
Long-term debt, net of current maturities	35	154
Deferred income taxes	2,359	2,110
Other long-term liabilities	6,883	6,207
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,325 shares in 2010 and 5,298 shares in 2009; outstanding 5,259 shares in 2010 and 5,298 shares in 2009	5,325	5,298
Additional paid-in capital	6,983	6,490
Retained earnings	47,733	43,160
Accumulated other comprehensive loss	(11,310)	(9,703)
Common shares held in treasury at cost, 66 shares in 2010, no shares in 2009	(692)	—

Total shareholders’ equity	48,039	45,245

Total liabilities and shareholders’ equity	$69,650	$65,770

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended September 30,
	2010	2009	2008
Cash flows from operating activities:
Net income	$5,362	$8,035	$5,830
Income from discontinued operations, net of tax	—	(188)	(287)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,895	1,825	1,483
(Gain) loss on disposal of property, plant and equipment	(34)	(5)	1
LIFO (income) provision	175	(1,583)	1,712
Deferred income taxes	436	580	1,184
Share transactions under employee stock plan	519	94	60
Asset impairment charges	—	—	757
Changes in operating assets and liabilities:
Receivables	(218)	2,128	(58)
Inventories	1,090	5,726	(3,412)
Refundable income taxes	197	420	(1,311)
Prepaid expenses and other current assets	(32)	(136)	(110)
Other assets	299	4	(184)
Accounts payable	321	(746)	(650)
Accrued liabilities	(280)	(765)	(705)
Other long-term liabilities	148	(644)	(1,337)

Net cash provided by operating activities of continuing operations	9,878	14,745	9,797
Net cash used for operating activities of discontinued operations	—	(191)	(62)

Cash flows from investing activities:
Capital expenditures	(6,747)	(5,256)	(2,012)
Purchase of short-term investments	(3,039)	—	—
Proceeds from disposal of property, plant and equipment	55	5	1

Net cash used for investing activities of continuing operations	(9,731)	(5,251)	(2,011)

Cash flows from financing activities:
Proceeds from revolving credit agreement	—	—	21,029
Repayments of revolving credit agreement	—	—	(23,629)
Repayments of long-term debt	—	(2)	—
Dividends paid	(529)	—	—
Repurchase of common shares	(692)	—	—
Repayments of capital lease obligations	(109)	(106)	(109)

Net cash used for financing activities of continuing operations	(1,330)	(108)	(2,709)

(Decrease) increase in cash and cash equivalents	(1,183)	9,195	5,015
Cash and cash equivalents at beginning of year	19,875	10,440	5,510
Effect of exchange rate changes on cash and cash equivalents	(21)	240	(85)

Cash and cash equivalents at end of year	$18,671	$19,875	$10,440

Supplemental disclosure of cash flow information:
Cash paid for interest	$(58)	$(52)	$(172)
Cash paid for income taxes, net	$(2,070)	$(4,061)	$(3,598)

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held in Treasury	Total Shareholders’ Equity
Balance — September 30, 2007	$5,281	$6,352	$29,828	$(4,683)	$—	$36,778

Comprehensive income:
Net income	—	—	5,830	—	—	5,830
Foreign currency translation adjustment	—	—	—	(500)	—	(500)
Pension liability adjustment, net of tax	—	—	—	(1,490)	—	(1,490)

Total comprehensive income						3,840
Stock option expense	—	50	—	—	—	50
Share transactions under employee stock plans	14	(3)	—	—	—	11

Balance — September 30, 2008	$5,295	$6,399	$35,658	$(6,673)	$—	$40,679

Comprehensive income:
Net income	—	—	8,035	—	—	8,035
Foreign currency translation adjustment	—	—	—	212	—	212
Pension liability adjustment, net of tax	—	—	(4)	(3,242)	—	(3,246)

Total comprehensive income						5,001

Dividend declared	—	—	(529)	—	—	(529)
Stock option and performance share expense	—	82	—	—	—	82
Share transactions under employee stock plans	3	9	—	—	—	12

Balance — September 30, 2009	$5,298	$6,490	$43,160	$(9,703)	$—	$45,245

Comprehensive income:
Net income	—	—	5,362	—	—	5,362
Foreign currency translation adjustment	—	—	—	(1,079)	—	(1,079)
Pension liability adjustment, net of tax	—	—	—	(528)	—	(528)

Total comprehensive income						3,755

Dividend declared	—	—	(789)	—	—	(789)
Performance share expense	—	325	—	—	—	325
Repurchase of common shares	—	—	—	—	(692)	(692)
Share transactions under employee stock plans	27	168	—	—	—	195

Balance — September 30, 2010	$5,325	$6,983	$47,733	$(11,310)	$(692)	$48,039

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended September 30, 2010, 2009 and 2008

(Dollars in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS

SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective electrochemical metal finishing. The products include forged components, machined forged parts and other machined metal parts, remanufactured components for turbine engines, and selective electrochemical metal finishing solutions and equipment. The Company’s operations are conducted in three business segments: (i) Aerospace Component Manufacturing Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.

B. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The U.S. dollar is the functional currency for all the Company’s U.S. operations. For these operations, all gains and losses from completed currency transactions are included in income currently. Effective October 1, 2009, the functional currency of the Company’s Irish subsidiary was changed from the euro to the U.S. dollar. A substantial majority of the Irish subsidiary’s transactions, as well as its largest monetary asset, are denominated in U.S. dollars and, accordingly, the Company determined that such transactions should be reflected in U.S. dollars. The impact of making this change was not material to any year within the accompanying consolidated financial statements prior to October 1, 2009. The functional currency for the Company’s other non-U.S. subsidiaries is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

C. CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

D. SHORT-TERM INVESTMENTS

In general, short-term investments have a maturity of three months to one year at the date of purchase. Short-term investments classified as held-to-maturity are recorded at cost, which approximates fair value.

E. CONCENTRATIONS OF CREDIT RISK

Receivables are presented net of allowance for doubtful accounts of $582 and $633 at September 30, 2010 and 2009, respectively. During fiscal 2010 and 2009, $236 and $141 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $185, $195 and $254 in fiscal 2010, 2009 and 2008, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components and turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 44% of the Company’s net sales in fiscal 2010 were to four (4) of its largest customers, with an additional 17% of combined net sales to various direct subcontractors to these customers. No other single group or customer represents greater than 5% of total net sales in fiscal 2010. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2010.

F. INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined by the Company’s ACM Group using the last-in, first-out (“LIFO”) method for approximately 58% and 63% of the Company’s inventories at September 30, 2010 and 2009, respectively. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company’s reserves for obsolete and excess inventory were $1,212 and $1,319 at September 30, 2010 and 2009, respectively.

G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements — 5 to 50 years; (ii) machinery and equipment, including office and computer equipment — 3 to 30 years, (iii) software 1-10 years and (iv) leasehold improvements 3-5 years.

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment charges of $757 were recorded in fiscal 2008 related to certain machinery and equipment of the Company’s ACM Group. The machinery and equipment was determined to be impaired and, therefore, the carrying value of such assets was reduced to its net realizable value.

H. NET INCOME PER SHARE

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

I. REVENUE RECOGNITION

The Company recognizes revenue in accordance with the relevant portions of the guidance provided by the United States Securities and Exchange Commission (“SEC”) related to revenue recognition in financial statements. Revenue is generally recognized when products are shipped or services are provided to customers.

J. IMPACT OF RECENTLY ADOPTED ACCOUNTING

In February 2010, the Financial Accounting Standards Board (“FASB”), issued an Accounting Standard Update (“ASU”) No. 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (i) exempts entities that file their financial statements with the SEC from disclosing the date through which subsequent events procedures have been performed and (ii) clarifies the circumstances in which an entity’s financial statements would be considered restated and the entity would therefore be required to update its subsequent events evaluation. The guidance provided by the FASB became effective immediately upon issuance, and the Company has adopted its disclosure requirements for the year ended September 30, 2010.

The FASB issued a technical amendment to employers’ disclosure requirement for plan assets for defined benefit pensions and other postretirement benefit plans, which is integrated into ASC 715-20-50, Compensation — Retirement Benefits — Defined Benefit Pension Plans — General Disclosure. The objective is to provide users of financial statements with an understanding of (i) how investment allocation decisions are made, (ii) major categories of plan assets held by the plans, (iii) how fair value of plan assets are measured, (iv) the effect of fair value measurements on changes in plan assets during a period and (v) significant concentrations of risk within plan assets. Company has adopted its disclosure requirements for the year ended September 30, 2010.

K. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06 to improve disclosures about fair value measurements, which amends the Accounting Standard Codification (“ASC”) related to fair value measurements and disclosures. This amendment to the ASC will add new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1, 2 and 3 and separate disclosures about purchases, sales, issuances and settlements relating to fair value hierarchy Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosure requirements for plan assets for defined benefit pensions and other postretirement benefit plans. Under the new guidance it is required that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide fair value hierarchy Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

L. USE OF ESTIMATES

Accounting Principles Generally Accepted in the U.S. (“GAAP”) requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates.

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

Historically, the Company has been able to mitigate the impact of foreign currency risk by means of hedging such risk through the use of foreign currency exchange contracts, which typically expire within one year. However, such risk is mitigated only for the periods for which the Company has foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2010 and 2009, the Company had no forward exchange contracts outstanding.

N. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $661, $705 and $672 in fiscal 2010, 2009 and 2008, respectively.

O. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income is included on the consolidated statements of shareholders’ equity. The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2010	2009	2008
Foreign currency translation adjustment	$(5,725)	$(4,646)	$(4,858)
Net pension liability adjustment, net of income tax benefit of $3,484, $3,180 and $1,105, respectively	(5,585)	(5,057)	(1,815)

Total accumulated other comprehensive loss	$(11,310)	$(9,703)	$(6,673)

P. INCOME TAXES

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s non-U.S. subsidiaries also file tax returns in various jurisdictions, including Ireland, the United Kingdom, France and Sweden. The Company has not provided U. S. deferred income taxes on certain cumulative earnings of non-U.S. subsidiaries that have been reinvested indefinitely. A U.S. deferred income tax provision has been made for the balance of the earnings of the non-U.S. subsidiaries.

The Company accounts for income taxes in accordance with the guidance related to accounting for income taxes, as amended. Deferred income taxes are (i) provided for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities and (ii) measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements in excess of amounts currently deductible for tax purposes. Deferred tax liabilities result principally from tax depreciation in excess of book depreciation and unremitted foreign earnings.

The Company maintains a valuation allowance against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

Q. RECLASSIFICATIONS

Certain amounts in prior years may have been reclassified to conform to the 2010 consolidated financial statement presentation.

2. Short-Term Investments

At September 30, 2010, short-term investments consist of corporate debt instruments that are due in less than one year, are intended to be held until maturity and amount to $3,020, which approximates fair value.

3. Inventories

Inventories at September 30 consist of:

	2010	2009
Raw materials and supplies	$1,846	$2,539
Work-in-process	2,624	2,350
Finished goods	1,802	2,679

Total inventories	$6,272	$7,568

If the FIFO method had been used for the entire Company, inventories would have been $7,495 and $7,320 higher than reported at September 30, 2010 and 2009, respectively.

4. Accrued Liabilities

Accrued liabilities at September 30 consist of:

	2010	2009
Accrued employee compensation and benefits	$1,642	$1,764
Accrued workers’ compensation	945	1,260
Accrued utilities	336	261
Accrued dividends	789	529
Other accrued liabilities	575	510

Total accrued liabilities	$4,287	$4,324

5. Government Grants

In previous periods the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2010 and 2009, which amounted to $401 and $454, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6. Long-Term Debt

Long-term debt at September 30 consists of:

	2010	2009
Revolving credit agreement	$—	$—
Capital lease obligations	138	248
Other	5	7

	143	255
Less — current maturities	108	101

Total long-term debt	$35	$154

At September 30, 2010, the Company had an $8,000 revolving credit agreement with a bank subject to sufficiency of collateral that expires on January 1, 2012 and bears interest at the bank’s base rate plus 0.50%. The interest rate was 3.25% at both September 30, 2010 and 2009. There was no balance outstanding against the revolving credit agreement in either fiscal 2010 or 2009. A commitment fee of 0.35% is incurred on the unused balance. At September 30, 2010 the Company had $7,955 available under its $8,000 revolving credit agreement. The Company’s revolving credit agreement is secured by substantially all of the Company’s assets located in the U.S. and a guarantee by its U.S. subsidiaries. Under its revolving credit agreement with the bank, the Company is subject to certain customary covenants. These include, without limitation, covenants (as defined) that require maintenance of certain specified financial ratios, including a minimum tangible net worth level and a minimum EBITDA level. The Company was in compliance with all applicable covenants at September 30, 2010.

7. Income Taxes

The components of income from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2010	2009	2008
U.S.	$8,045	$12,253	$8,282
Non-U.S.	349	74	538

Income from continuing operations before income tax provision	$8,394	$12,327	$8,820

The income tax provision consists of the following:

	Years Ended September 30,
	2010	2009	2008
Current income tax provision:
U.S. federal	$1,967	$3,209	$1,550
U.S. state and local	320	512	336
Non-U.S.	103	150	210

Total current tax provision	2,390	3,871	2,096
Deferred income tax provision (benefit):
U.S. federal	582	423	1,066
U.S. state and local	84	161	163
Non-U.S.	(24)	25	(48)

Total deferred tax provision	642	609	1,181

Income tax provision	$3,032	$4,480	$3,277

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2010	2009	2008
Income from continuing operations before income tax provision	$8,394	$12,327	$8,820
Less-U.S. state and local income tax provision	404	673	499

Income from continuing operations before U.S. and non-U.S. federal income tax provision	$7,990	$11,654	$8,321

Income tax provision at U.S. federal statutory rates	$2,716	$3,979	$2,829
Tax effect of:
Business expenses not deductible for tax	13	(177)	27
Undistributed earnings of non-U.S. subsidiaries	(18)	(91)	11
State and local income taxes	412	631	499
Other	(91)	138	(89)

Income tax provision	$3,032	$4,480	$3,277

Deferred tax assets and liabilities at September 30 consist of the following:

	2010	2009
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$645	$626
Employee benefits	2,331	2,019
Inventory reserves	614	705
Asset impairment reserve	352	348
Allowance for doubtful accounts	158	175
Foreign tax credits	3,099	3,055
Other	148	59

Total deferred tax assets	7,347	6,987

Deferred tax liabilities:
Depreciation	(2,810)	(2,129)
Unremitted foreign earnings	(4,839)	(4,850)
Other	(91)	—

Total deferred tax liabilities	(7,740)	(6,979)

Net deferred tax liabilities	(393)	8
Valuation allowance	(464)	(467)

Net deferred tax liabilities	$(857)	$(459)

At September 30, 2010 the Company has non-U.S. tax loss carryforwards of approximately $6,107. The non-U.S. tax loss carryforwards do not expire.

The Company recognized reductions of the valuation allowance against its net deferred tax assets in fiscal years 2010 and 2009 of $3 and $13, respectively.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. deferred federal income tax liabilities have been established were approximately $1,837 at September 30, 2010. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $49.

The Company reported liabilities for uncertain tax positions, which includes any related interest and penalties, in fiscal 2010 and 2009 of $63 and $58, respectively. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

2010
Balance at beginning of year	$58
Increase due to tax positions taken in prior years	5

Balance at end of year	$63

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. In 2010, the Internal Revenue Service completed an audit of the Company’s federal income tax return for fiscal 2007, the outcome of which resulted in $92 of additional taxes being owed by the Company. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to fiscal year 2002.

8. Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the Company’s defined benefit pension plans, which plan covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, was frozen in 2003. Consequently, although the plan otherwise continues, the plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003.

Prior to October 1, 2008, the Company used a July 1 measurement date for its defined benefit pension plans. For fiscal 2009, the measurement date changed from July 1 to September 30 as required under the amended guidance from the FASB related to employers’ accounting for defined benefit pension and other postretirement benefit plans. The Company previously adopted the amended guidance of the FASB related to the requirement to recognize the funded status of the Company’s defined benefit pension plans as an asset or liability in the consolidated balance sheet. The net impact, as of October 1, 2008, of the measurement date change was a nominal charge to retained earnings. As of September 30, 2010 and 2009, the Company’s defined benefit pension plans had accumulated benefit obligations of $21,889 and $19,600, respectively. Net pension expense (income) for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2010	2009	2008
Service cost	$302	$269	$242
Interest cost	1,050	1,067	951
Expected return on plan assets	(1,411)	(1,490)	(1,430)
Amortization of prior service cost	142	140	132
Amortization of net (gain) loss	537	54	(71)

Net pension expense (income) for defined benefit plan	$620	$40	$(176)

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2010	2009
Benefit obligations:
Benefit obligations at beginning of year	$19,600	$16,282
Service cost	302	337
Interest cost	1,050	1,334
Amendments	—	65
Actuarial loss	1,486	2,543
Benefits paid	(549)	(961)

Benefit obligations at end of year	$21,889	$19,600

Plan assets:
Plan assets at beginning of year	$15,388	$16,704
Actual return on plan assets	1,484	(1,094)
Employer contributions	330	739
Benefits paid	(549)	(961)

Plan assets at end of year	$16,653	$15,388

	Plans in which Assets Exceed Benefit Obligations at September 30,		Plans in which Benefit Obligations Exceed Assets at September 30,
	2010	2009	2010	2009
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$910	$1,208	$(6,146)	$(5,420)
Amounts recognized in accumulated other comprehensive loss:
Net loss (gain)	344	(49)	8,437	7,953
Prior service cost	132	225	63	112

Net amount recognized in the consolidated balance sheets	$1,386	$1,384	$2,354	$2,645

Amounts recognized in the consolidated balance sheets are:
Other assets	$910	$1,208	$—	$—
Other long-term liabilities	—	—	(6,146)	(5,420)
Accumulated other comprehensive loss — pretax	476	176	8,500	8,065

Net amount recognized in the consolidated balance sheets	$1,386	$1,384	$2,354	$2,645

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2011 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$699
Prior service cost	93	24

Total	$93	$723

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2010	2009	2008
Discount rate for liabilities	4.9%	5.4%	6.7%
Discount rate for expenses	5.5%	6.6%	6.3%
Expected return on assets	8.5%	8.7%	8.7%

The Company classifies and discloses pension plan assets in one of the following three categories: (i) Level 1 — quoted market prices in active markets for identical assets; (ii) Level 2 — observable market based inputs or unobservable inputs that are corroborated by market data or (iii) Level 3 — unobservable inputs that are not corroborated by market data. The following table sets forth the asset allocation of the Company’s defined benefit pension plan assets and summarizes the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2010:

	Asset Amount	% Asset Allocation	Level 1	Level 2	Level 3
Funds invested in equity securities:
U.S. companies	$8,543	51%	$—	$8,543	$—
Non-U.S. companies	1,250	8%	—	1,250	—

Total equity securities	9,793	59%
Funds invested in debt securities:
U.S. companies	6,613	40%	—	4,703	1,910
Non-U.S. companies	176	1%	—	176	—

Total debt securities	6,789	41%
Other securities	71	<1%	71	—	—

Total plan assets at fair value	$16,653	100%	$71	$14,672	$1,910

Changes in the fair value of the Company’s Level 3 investments during the year ending September 30, 2010 were as follows:

2010
Balance at beginning of year	$1,654
Actual return on plan assets	247
Purchases and sales of plan assets, net	10

Balance at end of year	$1,911

Investment objectives relative to the assets of the Company’s defined benefit pension plans are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk, (ii) maintain an appropriate diversification across asset categories and among investment managers, and (iii) maintain a careful monitoring of the risk level within each asset category. Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset category in relation to the anticipated timing of future plan benefit payment obligations. The Company has a long-term strategic objective for the allocation of plan assets. However, the Company realizes that actual allocations at any point in time will likely vary from this strategic objective due principally to (i) the impact of market conditions on plan asset values and (ii) required cash contributions to and distribution from the plans. The “Asset Allocation Range” anticipates this fluctuation and provides flexibility for the investment managers to vary around the objective without a mandatory immediate rebalancing.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Strategic Objective	Asset Allocation Range
U.S. equities	50%	30% to 70%
Non-U.S. equities	7%	0% to 20%
U.S. debt securities	42%	20% to 70%
Non-U.S. debt securities	0%	0% to 10%
Other securities	1%	0% to 60%

Total	100%

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

The Company expects to make contributions of approximately $622 to its defined benefit pension plans during fiscal 2011. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2011. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2011	$784
2012	891
2013	2,076
2014	1,311
2015	1,237
2016-2020	7,356

The Company also contributes to a U.S. multi-employer retirement plan for certain union employees. The Company’s contributions to the plan in 2010, 2009 and 2008 were $44, $57 and $44, respectively.

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents up to 5% of eligible participant compensation. The Company’s regular matching contribution expense for this defined contribution plan in 2010, 2009 and 2008 was $304, $283 and $273, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2010, 2009 and 2008 was $171, $196 and $211, respectively.

The Company’s United Kingdom subsidiary sponsors a defined contribution plan for certain of its employees. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2010, 2009 and 2008 was $26, $24 and $19, respectively.

The Company’s Swedish subsidiary sponsors defined contribution plans for its employees. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in 2010, 2009 and 2008 was $6, $5 and $7, respectively.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

9. Stock-Based Compensation

In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). Under the 1995 Plan, the initial aggregate number of stock options that were available to be granted was 200,000. The aggregate number of stock options that were available to be granted under the 1998 Plan in any fiscal year was limited to 1.5% of the total outstanding common shares of the Company as of September 30, 1998, up to a maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. As of September 30, 2009, no further options may be granted under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under both plans generally vest at a rate of 25% per year.

Option activity is as follows:

	Years Ended September 30,
	2010	2009	2008
Options at beginning of year	92,000	93,250	110,500
Weighted average exercise price	$4.53	$4.60	$4.46
Options reinstated during the year	—	2,000	—
Weighted average exercise price	$—	$3.74	$—
Options exercised during the year	(32,000)	(3,250)	(17,250)
Weighted average exercise price	$4.90	$6.20	$3.69
Options at end of year	60,000	92,000	93,250
Weighted average exercise price	$4.33	$4.53	$4.60
Options exercisable at end of year	60,000	92,000	86,750
Weighted average exercise price	$4.33	$4.53	$4.67

As of September 30, 2010 and 2009, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans.

The following table provides additional information regarding options outstanding as of September 30, 2010:

Option Exercise Price	Options Outstanding	Options Exercisable	Options Vested or Expected to Vest
$ 3.50	15,000	15,000	15,000
$ 3.74	23,000	23,000	23,000
$ 5.50	22,000	22,000	22,000

Total	60,000	60,000	60,000

Weighted average remaining term	3.1 years	3.1 years	3.1 years
Aggregate intrinsic value	$453	$453	$453

Total compensation expense related to stock options recognized in fiscal years 2010, 2009 and 2008 was zero, $3 and $12, respectively. No tax benefit was recognized for this compensation expense.

The Company has also awarded performance shares under its 2007 Long-Term Incentive Plan (“2007 Plan”). The Company adopted the 2007 Plan in fiscal 2008. The aggregate number of shares that may be awarded under the 2007 Plan is 250,000, subject to an adjustment for the forfeiture of any issued shares. In addition, shares that may be awarded are subject to individual award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

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

Compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2010, (ii) 0% to 50% of the target levels for recipients of the performance shares awarded during fiscal 2009 and (iii) approximately 70% of the target levels for recipients of the performance shares awarded during fiscal 2008. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $325, $80 and $38 during fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010, 2009 and 2008 there was $389, $85 and $153 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

The following is a summary of activity related to performance shares:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2009	75,500	$8.29
Performance shares awarded	36,200	15.75
Performance shares forfeited	(4,500)	10.33

Outstanding at September 30, 2010	107,200	$10.72

10. Asset Divestiture

Prior to fiscal 2008, the Company and its Irish subsidiary, SIFCO Turbine Components Limited (“SIFCO Turbine”), completed the sale of its industrial turbine engine component repair business, which operated in SIFCO Turbine’s Cork, Ireland facility. Upon completion of this transaction, the Company no longer maintains any operations in Ireland. SIFCO Turbine retained ownership of the Cork, Ireland facility subject to a long-term lease arrangement with the acquirer of the business.

SIFCO Turbine’s Cork, Ireland facility was classified as held for sale in the consolidated balance sheets during fiscal 2008 and up through June 30, 2009. The Company attempted to sell this facility since the beginning of fiscal 2008, with the intention and expectation that it would dispose of this asset within the requisite period of time to allow for classification as an asset held for sale. However, while the Company will continue its effort to sell the facility, due to the current global economic downturn, the Company reassessed it expectations during the fourth quarter of fiscal 2009 and determined that it is more likely than not that it will be unable to sell the Cork, Ireland facility during the next 12 month period. Accordingly, such asset no longer qualifies for classification as held for sale and, at September 30, 2009, this asset was reclassified to property, plant and equipment and included in corporate identifiable assets (see Note 12). As a result of this reassessment, during fiscal 2009, the Company recorded aggregate depreciation expense related to the Cork, Ireland facility of $230, of which $113 related to fiscal 2009 and $117 represented depreciation related to periods prior to fiscal 2009 during which time this asset was classified as held for sale.

In accordance with the guidance as it relates to accounting for the impairment or disposal of long-lived assets, the portion of the Company’s financial results related principally to the activity of leasing the Cork, Ireland facility, which makes up essentially all of SIFCO Turbine’s activity, were reported in fiscal 2009 and 2008 as discontinued operations in the accompanying consolidated statements of operations. Due to the aforementioned reassessment of the status of the Cork, Ireland facility during fiscal 2009, such leasing activity is no longer considered to be a discontinued operation.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The financial results included in discontinued operations were as follows:

	2009	2008
Net sales	$—	$—
Income before income tax provision	247	370
Income from discontinued operations, net of tax	188	287

11. Contingencies

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

The Company leases various facilities and equipment under capital and operating leases expiring at various dates. The Company recorded rent expense of $546, $544, and $624 in fiscal 2010, 2009 and 2008, respectively. At September 30, 2010, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2011	$117	$457
2012	28	327
2013	—	146
2014	—	128
Thereafter	—	130

Total minimum lease payments	145	$1,188

Less — amount representing interest	7

Present value of net minimum lease payments	138
Less — current maturities	106

Long-term capital lease obligation	$32

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2010	2009
Machinery and equipment	$523	$553
Accumulated depreciation	(356)	(317)

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

One customer of all three of the Company’s segments accounted for 20%, 15% and 13% of the Company’s consolidated net sales in fiscal 2010, 2009 and 2008, respectively. Another customer of all three of the Company’s segments accounted for 12%, 14% and 14% of the Company’s consolidated net sales in fiscal 2010, 2009 and 2008, respectively. The combined net sales to these two customers, and to the direct subcontractors to these two customers, accounted for 54%, 48% and 38% of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 75% of consolidated net sales in each of fiscal 2010, 2009 and 2008. No other single country represents greater than 10% of consolidated net sales in 2010, 2009 and 2008. Net sales to unaffiliated customers located in various European countries accounted for 10%, 9%, and 10% of consolidated net sales in 2010, 2009 and 2008, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 9%, 11%, and 7% of consolidated net sales in 2010, 2009 and 2008, respectively.

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents, short-term investments and the Company’s Cork, Ireland facility (see Note 10).

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Years Ended September 30,
	2010	2009	2008
Net sales:
Aerospace Component Manufacturing Group	$62,098	$68,640	$71,980
Turbine Component Services and Repair Group	8,933	11,529	14,336
Applied Surface Concepts Group	12,239	13,719	15,075

Consolidated net sales	$83,270	$93,888	$101,391

Operating income (loss):
Aerospace Component Manufacturing Group	$9,855	$13,376	$9,892
Turbine Component Services and Repair Group	(36)	144	(304)
Applied Surface Concepts Group	249	817	1,341
Corporate unallocated expenses	(2,153)	(1,861)	(1,951)

Consolidated operating income	7,915	12,476	8,978
Interest expense, net	14	51	125
Foreign currency exchange loss (gain), net	(23)	217	35
Other income, net	(470)	(119)	(2)

Consolidated income from continuing operations before income tax provision	$8,394	$12,327	$8,820

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$1,047	$809	$628
Turbine Component Services and Repair Group	335	408	467
Applied Surface Concepts Group	403	362	380
Corporate unallocated expenses	110	246	8

Consolidated depreciation and amortization expense	$1,895	$1,825	$1,483

LIFO expense (income) for the Aerospace Component Manufacturing Group	$175	$(1,583)	$1,712

Capital expenditures:
Aerospace Component Manufacturing Group	$6,094	$4,394	$1,162
Turbine Component Services and Repair Group	174	259	457
Applied Surface Concepts Group	479	603	393

Consolidated capital expenditures	$6,747	$5,256	$2,012

Identifiable assets:
Aerospace Component Manufacturing Group	$31,617	$28,314	$30,587
Turbine Component Services and Repair Group	4,642	4,566	9,273
Applied Surface Concepts Group	6,037	6,225	6,903
Corporate	27,354	26,665	13,386

Consolidated total assets	$69,650	$65,770	$60,149

Non-U.S. operations:
Net sales	$4,560	$4,898	$5,373
Operating income (loss) from continuing operations	(162)	43	593
Identifiable assets (excluding cash) of continuing operations	4,286	5,487	2,805

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13. Summarized Quarterly Results of Operations (Unaudited)

	2010 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$21,302	$19,886	$19,481	$22,601
Cost of goods sold	15,281	15,735	15,188	17,325
Income before income tax provision	3,192	1,478	1,507	2,217
Income tax provision	1,179	474	523	856
Net income	2,013	1,004	984	1,361

Net income (loss) per share:
Basic	0.38	0.19	0.18	0.26
Diluted	0.38	0.19	0.18	0.26

	2009 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$23,537	$25,941	$23,548	$20,862
Cost of goods sold	18,155	19,812	16,517	15,463
Income from continuing operations before income tax provision	2,441	3,396	4,101	2,389
Income tax provision	903	1,296	1,484	797
Income from continuing operations	1,538	2,100	2,617	1,592
Income (loss) from discontinued operations, net of tax	92	294	(198)	—
Net income	1,630	2,394	2,419	1,592

Income per share from continuing operations:
Basic	0.29	0.40	0.49	0.30
Diluted	0.29	0.40	0.49	0.30

Income (loss) per share from discontinued operations:
Basic	0.02	0.06	(0.04)	—
Diluted	0.02	0.06	(0.04)	—

Net income per share:
Basic	0.31	0.45	0.46	0.30
Diluted	0.31	0.45	0.45	0.30

Schedule II

SIFCO Industries, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended September 30, 2010, 2009 and 2008

(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$633	$185	$—	$(236	) (a)	$582
Return and allowance reserve	—	—	—	—		—
Inventory obsolescence reserve	1,319	162	—	(269	) (c)	1,212
Inventory LIFO reserve	7,320	175	—	—		7,495
Asset impairment reserve	933	—	—	—		933
Deferred tax valuation allowance	467	(3)	—	—		464

Accrual for estimated liability
Workers’ compensation reserve	1,260	51	—	(366	) (e)	945

Year Ended September 30, 2009
Deducted from asset accounts
Allowance for doubtful accounts	$583	$195	$(4)	$(141	) (a)	$633
Return and allowance reserve	—	—	—	—		—
Inventory obsolescence reserve	1,061	283	—	(25	) (c)	1,319
Inventory LIFO reserve	8,903	(1,583)	—	—		7,320
Asset impairment reserve	981	—	—	(48	) (d)	933
Deferred tax valuation allowance	480	(13)	—	—		467

Accrual for estimated liability
Workers’ compensation reserve	1,107	512	—	(359	) (e)	1,260

Year Ended September 30, 2008
Deducted from asset accounts
Allowance for doubtful accounts	$603	$254	$(17)	$(257	) (a)	$583
Return and allowance reserve	29	13	(24)	(18	) (b)	—
Inventory obsolescence reserve	1,469	86	—	(494	) (c)	1,061
Inventory LIFO reserve	7,191	1,712	—	—		8,903
Asset impairment reserve	318	757	—	(94	) (d)	981
Deferred tax valuation allowance	516	(36)	—	—		480

Accrual for estimated liability
Workers’ compensation reserve	1,190	250	—	(333	) (e)	1,107

(a)	Accounts determined to be uncollectible, net of recoveries
(b)	Actual returns received
(c)	Inventory sold or otherwise disposed
(d)	Equipment sold or otherwise disposed
(e)	Payment of workers’ compensation claims

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective due solely to the material weakness in the Company’s internal control over financial reporting as described below in “Management’s Report on Internal Control over Financial Reporting.” In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure, to the best of its knowledge, that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, notwithstanding the existence of the material weakness described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting — Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting solely as a result of the following material weakness:

•

Missing and/or ineffective controls were noted in the area of the Company’s management information systems related principally to (i) logical access/security, (ii) program change management and (iii) segregation of duties. While none of the individual deficiencies noted in these areas appear to rise to the level of a material weakness, based on the nature and interrelationship of the noted deficiencies, management believes that such deficiencies, when considered in the aggregate, do create a reasonable possibility that a material misstatement to the Company’s financial statements could occur and not be detected in a timely manner and, therefore, a material weakness in internal controls over financial reporting does exist as of September 30, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting and other Remediation

The noted material weaknesses in the effectiveness of the Company’s internal controls with respect to its existing management information system (i.e. logical access/security, program change management and segregation of duties) were not all remediated at this time because Company management believes that (i) the relevant risk associated with not remediating such controls at this time is not deemed to be “high” and (ii) the cost/benefit analysis does not justify remediating such controls at this time given the fact that the Company is in the process of completing the implementation of a new management information system (implementation expected to be completed in the next three months) and plans to incorporate the remediation of a majority of the deficiencies noted above as part of the new management information system.

There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience

Jeffrey P. Gotschall	62	Chairman of the Board since 2001; director of the Company since 1986; Chief Executive Officer from 1990 to August 2009; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Michael S. Lipscomb	64	President and Chief Executive officer since August 2009 and a director of the Company since April 2010. Mr. Lipscomb previously served as a director of the Company from 2002 to 2006. Mr. Lipscomb is also currently the Chief Executive Officer of Aviation Component Solutions. Prior to joining the Company, Mr. Lipscomb was Chairman, President and Chief Executive Officer of Argo-Tech Corporation from 1994 to 2007, President from 1990 to 1994, Executive V.P. and Chief Operating Officer from 1988 to 1990, and Vice President of Operations from 1986, when Argo-Tech was formed, to 1988. Mr. Lipscomb joined TRW’s corporate staff in 1981 and was appointed Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb previously served as a director of Argo-Tech and AT Holdings Corporation from 1990 to 2007. He serves on the boards of Ruhlin Construction Company and Altra Holdings, Inc. He is a former board member of the Aerospace Industries Association and General Aviation Manufacturers Association.

James P. Woidke	48	Chief Operating Officer since March 2010. Prior to the assumption of his new role, Mr. Woidke served as General Manager of SIFCO’s Aerospace Component Manufacturing Group since March, 2006. Prior to joining the Company, Mr. Woidke was the Director of Engineering and Quality as well as Business Unit Manager for Anchor Manufacturing Group from 2003 to 2006. From 1993 to 2003, Mr. Woidke held a number of different positions with Lake Erie Screw Corporation, last serving as Director of Manufacturing Operations. Mr. Woidke currently serves on the board of Forging Industry Educational and Research Foundation (FIERF).

Frank A. Cappello	52	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 15, 2010.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer, and to the Corporate Controller, who is the Company’s Principal Accounting Officer. The Company’s Code of Ethics is available on its website: www.sifco.com.

Item 11. Executive Compensation

The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 15, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2010.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options	Number of Securities to be issued upon Meeting Performance Objectives	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan(1)	37,000	—	$4.69	—
1995 Stock Option Plan(2)	23,000	—	3.74	—
2007 Long-term Incentive Plan(3)	—	107,200	N/A	142,800

Total	60,000	107,200	$4.33	142,800

(1)	Under the 1998 Long-term Incentive Plan the aggregate number of stock options that were available to be granted in any fiscal year was limited to 1.5% of the total outstanding Common Shares of the Company at September 30, 1998, up to a cumulative maximum of 5% of such total outstanding shares, subject to adjustment for forfeitures. No further options may be granted under this plan. During fiscal 2010, 30,000 options granted under the 1998 Long-term Incentive Plan were exercised.
(2)	Under the 1995 Stock Option Plan the aggregate number of stock options that were available to be granted was 200,000. No further options may be granted under this plan. During 2010, 2,000 options granted under the 1995 Stock Option Plan were exercised.
(3)	Under the 2007 Long-term Incentive Plan the aggregate number of common shares that are available to be granted is 250,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period.

For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 9 to the Consolidated Financial Statements.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 15, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 15, 2010.

Item 14. Principal Accounting Fees and Services

The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 15, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:

The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended September 30, 2010, 2009 and 2008

Consolidated Balance Sheets — September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2010, 2009 and 2008

Notes to Consolidated Financial Statements — September 30, 2010, 2009 and 2008

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

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

Exhibit No.	Description
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Amended and Restated Credit Agreement Between SIFCO Industries, Inc. and National City Bank dated April 30, 2002, filed as Exhibit 4(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.2	Consolidated Amendment No. 1 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2002 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.5 of the Company’s Form 10-K dated September 30, 2002, and incorporated herein by reference

4.3	Consolidated Amendment No. 2 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated February 13, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.6 of the Company’s Form 10-Q dated December 31, 2002, and incorporated herein by reference

4.4	Consolidated Amendment No. 3 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 13, 2003 between SIFCO Industries Inc. and National City Bank, filed as Exhibit 4.7 of the Company’s Form 10-Q dated March 31, 2003, and incorporated herein by reference

4.5	Consolidated Amendment No. 4 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated July 28, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.8 of the Company’s Form 10-Q dated June 30, 2003, and incorporated herein by reference

4.6	Consolidated Amendment No. 5 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated November 26, 2003 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.9 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

4.7	Amendment No. 6 to Amended and Restated Credit Agreement dated March 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.10 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.8	Consolidated Amendment No. 7 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note dated May 14, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.11 of the Company’s Form 10-Q dated March 31, 2004, and incorporated herein by reference

4.9	Consolidated Amendment No. 8 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective June 30, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.12 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

4.10	Consolidated Amendment No. 9 to Amended and Restated Credit Agreement, Amended and Restated Reimbursement Agreement and Promissory Note effective November 12, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.13 to the Company’s Form 10-K dated September 30, 2004, and incorporated herein by reference

4.11	Amendment No. 10 to Amended and Restated Credit Agreement dated as of February 4, 2005 but effective as of December 31, 2004 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.14 to the Company’s Form 10-Q dated December 31, 2004, and incorporated herein by reference

4.12	Amendment No. 11 to Amended and Restated Credit Agreement dated May 19, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.15 to the Company’s Form 10-Q/A dated March 31, 2005, and incorporated herein by reference

Exhibit No.	Description
4.13	Amendment No. 12 to Amended and Restated Credit Agreement dated August 10, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.16 to the Company’s Form 10-Q dated June 30, 2005, and incorporated herein by reference

4.14	Amendment No. 13 to Amended and Restated Credit Agreement dated November 23, 2005 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.19 to the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

4.15	Amendment No. 14 to Amended and Restated Credit Agreement dated February 10, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2005, and incorporated herein by reference

4.16	Amendment No. 15 to Amended and Restated Credit Agreement dated August 14, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-Q dated June 30, 2006, and incorporated herein by reference

4.17	Amendment No. 16 to Amended and Restated Credit Agreement dated November 29, 2006 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.22 to Company’s Form 10-K dated September 30, 2006, and incorporated herein by reference.

4.18	Amendment No. 17 to Amended and Restated Credit Agreement dated February 5, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.23 to the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

4.19	Amendment No. 18 to Amended and Restated Credit Agreement dated May 10, 2007 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.24 to the Company’s Form 10-Q dated March 31, 2007 and incorporated herein by reference

4.20	Amendment No. 19 to Amended and Restated Credit Agreement dated February 8, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.20 to the Company’s Form 10-Q dated December 31, 2007 and incorporated herein by reference

4.21	Amendment No. 20 to Amended and Restated Credit Agreement dated December 12, 2008 between SIFCO Industries, Inc. and National City Bank, filed as Exhibit 4.21 to the Company’s Form 10-K dated September 30, 2008 and incorporated herein by reference

4.22	Amendment No. 21 to Amended and Restated Credit Agreement dated February 10, 2010 between SIFCO Industries, Inc. and PNC Bank, National Association (successor to National City Bank), filed as Exhibit 4.22 to the Company’s Form 10-Q dated December 31, 2009 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

Exhibit No.	Description
10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Agreement for the Purchase of the Assets of the Large Aerospace Business of SIFCO Turbine Components Limited dated March 16, 2006 between SIFCO Turbine Components Limited, SIFCO Industries, Inc, and SR Technics Airfoil Services Limited, as amended on April 19, 2006, May 2, 2006, May 5, 2006, May 9, 2006, and May 10, 2006, filed as Exhibit 10.15 of the Company’s Form 10-Q dated March 31, 2006, and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.9	Business Purchase Agreement dated as of May 7, 2007 between PAS Technologies Inc. (Parent), PAS Turbines Ireland Limited (Buyer), SIFCO Industries Inc. (Shareholder), and SIFCO Turbine Components Limited (Company), filed as Exhibit 10.19 of the Company’s Form 10-Q dated June 30, 2007 and incorporated herein by reference

10.10	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.11	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.12	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb and incorporated herein by reference

10.13	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By:	/s/ Frank A. Cappello
Frank A. Cappello Vice President-Finance and Chief Financial Officer (Principal Financial Officer) Date: December 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 15, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall Chairman of the Board	Michael S. Lipscomb President and Chief Executive Officer (Principal Executive Officer) Director

/s/ Alayne L. Reitman	/s/ Mark J. Silk
Alayne L. Reitman Director	Mark J. Silk Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello
Frank N. Nichols	Frank A. Cappello
Director	Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

/s/ Remigijus H. Belzinskas
Remigijus H. Belzinskas
Corporate Controller
(Principal Accounting Officer)