Form 10-K/A
period 2010-09-30
SIFCO INDUSTRIES INC
filed 2010-12-20
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of the Registrant’s Common Shares outstanding at October 31, 2010 was 5,258,574.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 20, 2011 (Part III)

Explanatory Note

We are filing this Form 10-K/A to our Annual Report on Form 10-K for the year ended September 30, 2010 as originally filed with the Securities and Exchange Commission on December 15, 2010. The sole purpose of this Form 10-K/A is to include a note describing two (2) subsequent events, both of which occurred on December 10, 2010 as reported on Form 8-K as filed with the Securities and Exchange Commission on December 14, 2010.

PART II

Item 8. Financial Statements and Supplementary Data

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14.	Subsequent Events

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC (“TWF Acquisition”), SIFCO completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“TWF”). The forging business is operated in TWF’s Alliance, Ohio facility. The purchase price for the forging business and related operating assets is $23.6 million payable in cash, subject to certain adjustments related principally to the delivered working capital level and/or escrow provisions under the Purchase Agreement. In addition, SIFCO has assumed the current operating liabilities of the forging business. The foregoing description of the acquisition transaction does not purport to be complete and is qualified in its entirety by reference to the full text of the Asset Purchase Agreement.

Effective December 10, 2010, SIFCO also entered into a five (5) year revolving credit agreement (the “Credit Agreement”) with Fifth Third Bank in the maximum amount of $30.0 million secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, which % fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA, and (ii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At closing the interest rate was Libor plus 1.00% with a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit and Security Agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) Exhibits:

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. (Asterisk denotes exhibits filed with this report)

Exhibit No.	Description
4.23	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

10.14	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010, filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By:	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)
Date: December 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below as of December 20, 2010 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Alayne L. Reitman	/s/ Mark J. Silk
Alayne L. Reitman	Mark J. Silk
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Frank N. Nichols	/s/ Frank A. Cappello
Frank N. Nichols	Frank A. Cappello
Director	Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Remigijus H. Belzinskas
Remigijus H. Belzinskas
Corporate Controller
(Principal Accounting Officer)