Form 10-Q
period 2010-12-31
SIFCO INDUSTRIES INC
filed 2011-02-10
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

The number of the Registrant’s Common Shares outstanding at December 31, 2010 was 5,258,574.

Part I. Financial Information

Item 1.	Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2010	2009
Net sales	$21,396	$21,302
Operating expenses:
Cost of goods sold	16,421	15,281
Selling, general and administrative expenses	3,233	2,937

Total operating expenses	19,654	18,218

Operating income	1,742	3,084

Interest income	(22)	(7)
Interest expense	20	17
Foreign currency exchange (gain) loss, net	4	(2)
Other income, net	(117)	(116)

Income before income tax provision	1,857	3,192

Income tax provision	651	1,179

Net income	$1,206	$2,013

Net income per share
Basic	$0.23	$0.38
Diluted	$0.23	$0.38

Weighted-average number of common shares (basic)	5,259	5,299
Weighted-average number of common shares (diluted)	5,290	5,346

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2010	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,265	$18,671
Short-term investments	3,005	3,020
Receivables, net	17,402	17,182
Inventories, net	8,880	6,272
Refundable income taxes	121	692
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	821	627

Total current assets	39,996	47,966

Property, plant and equipment, net	27,353	20,749

Intangible asset, net	7,966	—
Goodwill	5,126	—
Other assets	938	935

Total assets	$81,379	$69,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$110	$108
Accounts payable	7,845	7,939
Accrued liabilities	3,298	4,287

Total current liabilities	11,253	12,334

Long-term debt, net of current maturities	11,678	35
Deferred income taxes	2,341	2,359
Other long-term liabilities	6,629	6,883

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued shares – 5,325 at December 31, 2010 and September 30, 2010; outstanding shares – 5,259 at December 31, 2010 and September 30, 2010	5,325	5,325
Additional paid-in capital	7,037	6,983
Retained earnings	48,939	47,733
Accumulated other comprehensive loss	(11,131)	(11,310)
Common shares held in treasury at cost, 66 shares at December 31, 2010 and September 30, 2010	(692)	(692)

Total shareholders’ equity	49,478	48,039

Total liabilities and shareholders’ equity	$81,379	$69,650

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,206	$2,013
Adjustments to reconcile net income to net cash provided by (used for) operating activities of operations:
Depreciation and amortization	620	435
LIFO provision	42	90
Other	48	70
Changes in operating assets and liabilities:
Receivables	1,085	204
Inventories	678	392
Refundable income taxes	572	853
Accounts payable	(1,640)	(1,165)
Accrued liabilities	(379)	(255)
Other	(179)	(278)

Net cash provided by operating activities	2,053	2,359

Cash flows from investing activities:
Acquisition of business	(22,674)	—
Capital expenditures	(630)	(1,894)

Net cash used for investing activities	(23,304)	(1,894)

Cash flows from financing activities:
Proceeds from revolving credit agreement	11,674	—
Dividends paid	(789)	(529)
Other	(28)	(26)

Net cash provided by (used for) financing activities	10,857	(555)

Decrease in cash and cash equivalents	(10,394)	(90)
Cash and cash equivalents at the beginning of the period	18,671	19,875
Effect of exchange rate changes on cash and cash equivalents	(12)	(10)

Cash and cash equivalents at the end of the period	$8,265	$19,775

Supplemental disclosure of cash flow information of continuing operations:

Cash paid for interest	$(13)	$(18)
Cash paid for income taxes, net	(63)	(49)

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

The U.S. dollar is the functional currency for all of the Company’s U.S. operations and its Irish subsidiary. For these operations, all gains and losses from completed currency transactions are included in income currently. For the Company’s other non-U.S. subsidiaries, the functional currency is the local currency. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2010 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts may have been reclassified in order to conform to current period classifications.

B. Stock-Based Compensation

The Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of December 31, 2010.

Aggregate option activity is as follows:

	Number of Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
September 30, 2010	60,000	$4.33
Options exercised	—	$—

December 31, 2010	60,000	$4.33	2.8	$719

Vested at December 31, 2010	60,000	$4.33	2.8	$719
Exercisable at December 31, 2010	60,000	$4.33	2.8	$719

As of December 31, 2010, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans.

The Company has also awarded performance shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan was 250,000 at December 31, 2010, subject to an adjustment for the forfeiture of any issued shares. Subsequent to December 31, 2010, the Company, with the approval of its shareholders, increased such aggregate number of shares to 600,000. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

The performance shares that have been awarded under the 2007 Plan generally provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 150% of the initial number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.

Compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2010 and (ii) 0% to 50% of the target levels for recipients of the performance shares awarded during fiscal 2009. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and the vesting of such shares is determined at the end of the performance period. Compensation expense related to all performance shares awarded under the 2007 Plan was $54 and $58 during the first three months of fiscal 2011 and 2010, respectively. As of December 31, 2010, there was $339 of total unrecognized compensation cost related to the performance shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 1.8 years.

The following is a summary of activity related to performance shares:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2010	107,200	$10.72
Performance shares awarded	—	—
Performance shares not earned (2008 award)	(10,096)	$10.94

Outstanding at December 31, 2010	97,104	$10.70

During the first quarter of fiscal 2011, the Company approved the award of an additional 52,600 performance shares, which shares are to be issued subsequent to December 31, 2010.

2. Inventories

Inventories consist of:

	December 31, 2010	September 30, 2010
Raw materials and supplies	$3,355	$1,846
Work-in-process	3,250	2,624
Finished goods	2,275	1,802

Total inventories	$8,880	$6,272

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 39% and 58% of the Company’s inventories at December 31, 2010 and September 30, 2010, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,537 and $7,495 higher than reported at December 31, 2010 and September 30, 2010, respectively.

3. Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income is as follows:

	Three Months Ended December 31,
	2010	2009
Net income	$1,206	$2,013
Foreign currency translation adjustment	(25)	(1,069)
Net pension liability adjustment, net of tax	204	65

Total comprehensive income	$1,385	$1,009

The components of accumulated other comprehensive loss are as follows:

	December 31, 2010	September 30, 2010
Foreign currency translation adjustment	$(5,750)	$(5,725)
Net pension liability adjustment, net of tax	(5,381)	(5,585)

Total accumulated other comprehensive loss	$(11,131)	$(11,310)

4. Long-Term Debt

In December 2010, SIFCO entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank in the maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such % being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At December 31, 2010, the interest rate was a Libor based rate, as defined in the Credit Agreement, plus 1.00%, or 1.4%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of December 31, 2010.

5. Government Grants

In the past, the Company has received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2010 and September 30, 2010 was $374 and $401, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

6. Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s projected effective tax rate is 35% and 37% in the first quarters of fiscal 2011 and 2010, respectively, and differs from the U.S. federal rate due primarily to (i) the impact of state and local income taxes, (ii) a domestic production activities deduction, and (iii) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended December 31,
	2010	2009
Current income tax provision:
U.S. federal	$538	$958
U.S. state and local	75	154
Non-U.S	43	70

Total current tax provision	656	1,182

Deferred income tax provision (benefit):
U.S. federal	(4)	(3)
U.S. state and local	—	—
Non-U.S	(1)	—

Total deferred tax provision	(5)	(3)

Income tax provision	$651	$1,179

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

At December 31, 2010 and September 30, 2010, the Company recorded liabilities of $76 and $63, respectively, for uncertain tax positions and any related interest and penalties. It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at the beginning of the year	$63
Increase due to tax positions taken in prior years	13

Balance at December 31, 2010	$76

7. Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2010	2009
Service cost	$81	$84
Interest cost	264	260
Expected return on plan assets	(348)	(355)
Amortization of prior service cost	29	35
Amortization of net loss	175	127

Net periodic benefit cost	$201	$151

Through December 31, 2010, the Company has made contributions in the amount of $234 to its defined benefit pension plans and, in addition, has used carryover balance credits in the amount of $141 to reduce the amount of additional contributions that would otherwise have been required. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans during the balance of fiscal 2011. The Company anticipates making $696 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2011.

8. Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing and machining of forged components in various steel and titanium alloys utilizing a variety of processes for application principally in the aerospace industry. The Turbine Component Services and Repair Group consist primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group develops, manufactures and sells selective plating products and provides selective plating contract services for lower volume repair, refurbishment and OEM applications. The Company’s reportable segments are separately managed. The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended December 31,
	2010	2009
Net sales:
Aerospace Component Manufacturing Group	$15,690	$16,212
Turbine Component Services and Repair Group	2,400	2,173
Applied Surface Concepts Group	3,306	2,917

Consolidated net sales	$21,396	$21,302

Operating income (loss):
Aerospace Component Manufacturing Group	$2,073	$3,528
Turbine Component Services and Repair Group	60	44
Applied Surface Concepts Group	219	36
Corporate unallocated expenses	(610)	(524)

Consolidated operating income	1,742	3,084

Interest (income) expense, net	(2)	10
Foreign currency exchange loss (gain), net	4	(2)
Other (income) expense, net	(117)	(116)

Consolidated income before income tax provision	$1,857	$3,192

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$385	237
Turbine Component Services and Repair Group	74	82
Applied Surface Concepts Group	84	92
Corporate unallocated expenses	77	24

Consolidated depreciation and amortization expense	$620	435

	December 31, 2010	September 30, 2010
Identifiable Assets
Aerospace Component Manufacturing Group	$54,510	31,617
Turbine Component Services and Repair Group	4,317	4,642
Applied Surface Concepts Group	6,268	6,037
Corporate	16,284	27,354

Consolidated total Assets	$81,379	69,650

9. Business Acquisition

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“T&W Forge”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“TWF”). T&W Forge operates in TWF’s Alliance, Ohio facility under a long-term, below market lease arrangement, with an option to purchase the facility at a nominal price. T&W Forge engages in the production and sale of certain metal products and services produced primarily to the specific design requirements of its customers. The products include various forged components used principally in the industrial gas turbine market. The purchase price for the business and related assets of TWF was approximately $22.7 million, subject to certain adjustments related principally to the final working capital level. In addition, T&W Forge assumed certain current operating liabilities of TWF.

The purchase transaction is accounted for under the purchase method of accounting. The final purchase price will be allocated to the assets acquired and liabilities assumed based upon their fair values when appraisals, other studies and additional information become available. The preliminary allocation of the purchase price and the estimated goodwill and intangible assets, all of which belong to the ACM Group, are as follows:

December 10, 2010
Assets acquired:
Accounts receivable	$1,317
Inventory	3,336
Property and equipment	6,536
Intangible assets	8,023
Goodwill	5,126
Other	69

24,407
Liabilities assumed:
Accounts payable and accrued liabilities	1,733

Total purchase price	$22,674

The Company’s goodwill and indefinite lived intangible assets are not amortized, but are subject to an annual impairment test. The following represents the Company’s intangible assets by major asset class as of December 31, 2010, all of which are a result of the acquisition of TWF:

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book value
Intangible assets:

Trade name	Indefinite	$900	$—	$900
Non-compete agreement	5 years	700	8	692
Below market lease	5 years	900	10	890
Transition services agreement	< 1 year	23	8	15
Customer relationships	10 years	5,500	31	5,469

Total intangible assets		$8,023	$57	$7,966

Amortization expense associated with the indentified intangible assets is expected to aggregate approximately $870 per year in each of the next five (5) years. All of the goodwill is expected to be deductible for tax purposes.

The results of operation of T&W Forge from the date of acquisition are included in the Company’s unaudited consolidated condensed statement of operation and are reported in the ACM Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including T&W Forge as if the acquisition had occurred on October 1, 2009:

	Three Months Ended December 31,
	2010	2009
Net sales	$24,570	$25,088
Net income	1,722	2,221
Net income per share	0.33	0.42

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace and power generation industries in particular, of the global economic outlook, including the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (8) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (9) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; and (10) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted.

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining and selective plating. The products include forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective plating solutions and equipment. The Company endeavors to plan and evaluate the operation of its businesses while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iii) anticipated exploration and production activities relative to oil and gas products, etc.

A. Results of Operations

Three Months Ended December 31, 2010 compared with Three Months Ended December 31, 2009

Net sales in the first quarter of fiscal 2011 increased 0.4% to $21.4 million, compared with $21.3 million in the comparable period in fiscal 2010. Net income in the first quarter of fiscal 2011 was $1.2 million, compared with $2.0 million in the comparable period in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“T&W Forge”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“TWF”).

Aerospace Component Manufacturing Group (“ACM Group”)

The ACM Group’s results for the first quarter of fiscal year 2011 include the results of T&W Forge from the date of its acquisition. Net sales in the first quarter of fiscal 2011 decreased 3.2% to $15.7 million, compared with $16.2 million in the comparable period of fiscal 2010. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces turbine engine components for small aircraft such as business and regional jets, military transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the first quarter of fiscal 2011 and 2010, respectively, is as follows:

	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2010	2009
Airframe components for small aircraft	$8.1	$10.1	$(2.0)
Small turbine engine components	5.8	4.4	1.4
Airframe components for large aircraft	0.8	1.1	(0.3)
Turbine engine components for large aircraft	0.1	0.2	(0.1)
Commercial product sales and other revenue	0.9	0.4	0.5

Total	$15.7	$16.2	$(0.5)

The increase in net sales of small turbine engine components during the first quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is primarily attributable to increased demand for components for turbine engines that power small aircraft. The decrease in net sales of airframe components for both small and large aircraft, as well as turbine engine components for large aircraft, during the first quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is principally due to a decrease in the sales volumes of such components to customers. Such volume declines were caused by continuing overall weak global economic conditions that resulted in reduced build rates of commercial aircraft. The increase in commercial product net sales is due primarily to the impact of the recent acquisition of TWF.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $7.6 million in the first quarter of fiscal 2011, compared with $9.6 million in the comparable period in fiscal 2010. This decrease is primarily attributable to a decline in the sales volume of such components associated with several military programs. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.

The ACM Group’s selling, general and administrative expenses increased $0.2 million to $1.2 million, or 7.4% of net sales, in the first quarter of fiscal 2011, compared with $1.0 million, or 6.2% of net sales, in the comparable period in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) increased depreciation and consulting costs related to the recently implemented company-wide management information system and (ii) $0.1 million amortization of intangible assets related to the acquisition of TWF, partially offset by (iii) lower variable selling expenses as a result of lower net sales.

The ACM Group’s operating income decreased $1.4 million to $2.1 million in the first quarter of fiscal 2011, compared with $3.5 million in the comparable period in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

	Three Months Ended December 31,		Increase (Decrease)
Operating Income	2010	2009
Operating income	$2.1	$3.5	$(1.3)
LIFO expense	0.1	0.1	—

Operating income without LIFO expense	$2.2	$3.6	$(1.3)

Operating income was negatively impacted in the first quarter of fiscal 2011 by the raw material component of manufacturing costs being approximately 40.5% of net sales, compared with 36.8% of net sales in the comparable period in fiscal 2010, due primarily to product mix. Operating income in the first quarter of fiscal 2011, compared with the comparable period in fiscal 2010, was also negatively impacted by lower production levels, due to lower sales volumes. The lower production levels resulted in the ACM Group’s fixed manufacturing cost structure being allocated to fewer units of production resulting in higher per unit overhead expenses. Operating income in the first quarter of fiscal 2011 was further negatively impacted by $0.1 million of additional amortization and depreciation of acquired assets and $0.1 million recognition of the cost related to the inventory fair value write-up related to the acquisition of TWF. The following changes in the components of the ACM Group’s manufacturing expenditures in the first quarter of fiscal 2011, compared with the same period in fiscal 2010, also contributed to the decline in operating income in the first quarter of fiscal 2011:

	Three Months Ended December 31,		Increase (Decrease)
Manufacturing expenditures	2010	2009
Overhead:
Utilities	$0.9	$0.8	$0.1
Repairs, maintenance and supplies	0.8	0.6	0.2
Depreciation	0.3	0.2	0.1
Tooling	0.4	0.3	0.1

In the first quarter of fiscal 2011, compared with the comparable period in fiscal 2010, manufacturing costs were negatively impacted by (i) an increase in water consumption; (ii) an increase in expenditures for repairs, maintenance and supplies; (iii) an increase in depreciation expense primarily due to the effect of recent capital expenditures for equipment; and (iv) an increase in expenditures primarily for new tooling.

The ACM Group’s backlog as of December 31, 2010 was $89.9 million, compared with $71.2 million as of September 30, 2010. At December 31, 2010, $73.1 million of the total backlog was scheduled for delivery over the next twelve months. $15.6 million of the ACM Group’s backlog as of December 31, 2010 is attributable to the recent acquisition of TWF. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) continue to lengthen due to increased demand and the ACM

Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they more recently did, which may result in an increase, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first quarter of fiscal 2011, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 10.4% to $2.4 million, compared with $2.2 million in the comparable fiscal 2010 period.

During the first quarter of fiscal 2011, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 14.3% of net sales, compared with $0.3 million, or 14.4% of net sales, in the comparable fiscal 2010 period.

The Repair Group’s operating results in the first quarters of both fiscal 2011 and 2010 were essentially breakeven. The breakeven results in both periods were principally attributable to relatively low sales volume levels in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog as December 31, 2010 was $2.3 million, compared with $3.1 million as of September 30, 2010. At December 31, 2010, $1.4 million of the total backlog was scheduled for delivery over the next twelve months.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the first quarter of fiscal 2011 increased 13.3% to $3.3 million, compared with $2.9 million in the comparable fiscal 2010 period. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for the first quarter of fiscal 2011 and 2010, respectively, is as follows:

	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2010	2009
Product	$1.8	$1.4	$0.4
Contract service	1.5	1.5	—

Total	$3.3	$2.9	$0.4

The increase in product net sales in the first quarter of fiscal 2011, compared with the same period in fiscal 2010, is attributed to the additional volume of products, including power packs, supplies and auxiliary equipment, sold to new and existing customers. The weak yet recovering global economic conditions, particularly in Europe, continued to affect contract service net sales in the first quarter of fiscal 2011. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have weakened in relation to the U.S. dollar, resulting in an unfavorable currency impact on net sales in the first quarter of fiscal 2011 of approximately $0.1 million, compared with the comparable period in fiscal 2010.

The ASC Group’s selling, general and administrative expenses were $1.1 million, or 34.0% of net sales, in the first quarter of fiscal 2011, compared with $1.1 million, or 37.6% of net sales in the comparable fiscal 2010 period.

The ASC Group’s operating income in the first quarter of fiscal 2011 was $0.2 million, compared with breakeven results in the same period in fiscal 2010. This improvement in operating income is principally due to the favorable impact on margins from increased sales volumes and efficiencies that occurred in the first quarter of fiscal 2011, compared to the same period in fiscal 2010.

The ASC Group backlog December 31, 2010 was not material, which is consistent with the nature of this business.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.6 million in the first quarter of fiscal 2011, compared with $0.5 million in the same period in fiscal 2010 principally due to the following changes in certain components of these expenses:

	Three Months Ended December 31,		Increase
Corporate Unallocated Expenses	2010	2009	(Decrease)
Compensation and benefit expenses	$0.3	$0.2	$0.1
Legal and professional expenses	0.2	0.1	0.1

The increase in corporate unallocated expenses in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 is principally due to (i) an increase in compensation and related benefit expenses and (ii) higher legal and professional expenses due to costs associated with the acquisition of TWF.

Other/General

Interest expense was nominal in the first quarters of both fiscal 2011 and 2010. As described more fully in note 4 to the unaudited condensed consolidated financial statements, the Company entered into a new $30.0 million revolving credit agreement with its bank in the first quarter of fiscal 2011. In connection with the December 2010 acquisition of TWF, the Company borrowed $11.7 million from its revolving credit agreement.

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased $10.4 million to $8.3 million at December 31, 2010 from $18.7 million at September 30, 2010, while short-term investments remained at $3.0 million at December 31, 2010. At December 31, 2010, $5.9 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $2.1 million of cash in the first quarter of fiscal 2011 compared with $2.4 million of cash provided by operating activities in the first quarter of fiscal 2010. The $2.1 million of cash provided by operating activities in first quarter of fiscal 2011 was primarily due to (i) net income of $1.2 million, (ii) $0.6 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes and LIFO expense; (iii) a $1.1 million reduction in accounts receivable, (iv) a $0.7 million reduction in inventories and (v) a $0.6 million decrease in refundable income taxes. These items were partially offset by a $2.0 million decrease in accounts payable and accrued expenses. These changes in the components of working capital do not take into consideration the impact of the opening balance sheet related to the acquisition of TWF and were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers and (ii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $0.6 million in the first quarter of fiscal 2011 compared with $1.9 million in the comparable fiscal 2010 period. Capital expenditures during the first quarter of fiscal 2011 consist of $0.6 million by the ACM Group and less than $0.1 million by both the ASC Group and Repair Group. In addition to the $0.7 million expended during the first quarter of fiscal 2011, $0.7 million has been committed as of December 31, 2010. The Company anticipates that total fiscal 2011 capital expenditures will be within the range of $4.0 to $5.0 million and will relate principally to the expansion of the ACM Group’s production capabilities.

As described more fully in Note 9 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in December 2010 for approximately $22.7 million. The acquisition was financed by using $11.0 million of the Company’s cash reserves and borrowing $11.7 million from its revolving credit facility.

In December 2010, SIFCO entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank in the maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such % being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the

Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At December 31, 2010, the interest rate was a Libor based rate, as defined in the credit agreement, plus 1.00%, or 1.4%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of December 31, 2010.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2011.

C. Impact of Newly Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force, to amend FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, regarding how public entities disclose supplemental pro forma information for business combinations that occur during the current year. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and it also requires public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-28, which will impact all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this ASU modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

Item 4.	Controls and Procedures

As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2010 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

During the quarter ended December 31, 2010, the following occurred:

•

The Company completed the implementation and evaluation of a new enterprise software system, which implementation addressed the missing and/or ineffective controls that (i) existed under the prior system and (ii) gave rise to the material internal control weakness that existed at September 30, 2010.

•

On December 10, 2010, the Company acquired the forging business and related assets from T&W Forge, Inc., which operated under its own sets of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company’s own control environment. The Company expects to complete the incorporation of the acquired operations, as they relate to systems and internal controls, into its systems and control environment during fiscal 2011.

There were no other changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2010, which would be expected to have a material effect on financial reporting

Part II. Other Information

Item 6. (a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010 filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.10	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.11	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009, and incorporated herein by reference

10.12	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.13	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.15	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc. (Registrant)

Date: February 10, 2011	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer (Principal Executive Officer)

Date: February 10, 2011	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer (Principal Financial Officer)