Form 10-Q
period 2011-03-31
SIFCO INDUSTRIES INC
filed 2011-05-09
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of the Registrant’s Common Shares outstanding at March 31, 2011 was 5,275,757.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$26,804	$19,886	$48,200	$41,188
Operating expenses:
Cost of goods sold	19,878	15,735	36,299	31,016
Selling, general and administrative expenses	3,318	2,806	6,494	5,743
Amortization of intangible assets	685	0	742	0

Total operating expenses	23,881	18,541	43,535	36,759

Operating income	2,923	1,345	4,665	4,429

Interest income	(11)	(16)	(33)	(23)
Interest expense	44	16	64	33
Foreign currency exchange (gain) loss, net	5	(14)	9	(16)
Other income, net	(117)	(119)	(234)	(235)

Income before income tax provision	3,002	1,478	4,859	4,670

Income tax provision	1,007	474	1,658	1,653

Net income	$1,995	$1,004	$3,201	$3,017

Net income per share
Basic	$0.38	$0.19	$0.61	$0.57
Diluted	$0.38	$0.19	$0.60	$0.56

Weighted-average number of common shares (basic)	5,275	5,307	5,268	5,304
Weighted-average number of common shares (diluted)	5,319	5,362	5,305	5,353

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,457	$18,671
Short-term investments	0	3,020
Receivables, net	17,409	17,182
Inventories, net	10,912	6,272
Refundable income taxes	0	692
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	675	627

Total current assets	37,955	47,966

Property, plant and equipment, net	27,412	20,749

Intangible assets, net	9,681	0
Goodwill	3,493	0
Other assets	976	935

Total assets	$79,517	$69,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$84	$108
Accounts payable	11,690	7,939
Accrued liabilities	3,625	4,287

Total current liabilities	15,399	12,334

Long-term debt, net of current maturities	3,377	35
Deferred income taxes	2,410	2,359
Other long-term liabilities	6,558	6,883

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued shares – 5,335 at March 31, 2011 and 5,325 at September 30, 2010; outstanding shares – 5,286 at March 31, 2011 and 5,258 at September 30, 2010	5,335	5,325
Additional paid-in capital	6,984	6,983
Retained earnings	50,934	47,733
Accumulated other comprehensive loss	(10,823)	(11,310)
Unearned compensation – restricted common shares	(145)	0
Common shares held in treasury at cost, 49 shares at March 31, 2011 and 66 shares at September 30, 2010	(512)	(692)

Total shareholders’ equity	51,773	48,039

Total liabilities and shareholders’ equity	$79,517	$69,650

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,201	$3,017
Adjustments to reconcile net income to net cash provided by operating activities of operations:
Depreciation and amortization	2,005	906
LIFO provision	225	180
Share transactions under employee stock plans	47	206
Other	7	(36)
Changes in operating assets and liabilities:
Receivables	1,078	2,307
Inventories	(2,015)	412
Refundable income taxes	692	814
Accounts payable	2,120	172
Accrued liabilities	(68)	232
Other	115	(200)

Net cash provided by operating activities	7,407	8,010

Cash flows from investing activities:
Acquisition of business	(22,566)	0
Maturity of short-term investments	3,000	0
Capital expenditures	(1,642)	(3,470)

Net cash used for investing activities	(21,208)	(3,470)

Cash flows from financing activities:
Proceeds from revolving credit agreement	12,914	0
Repayments of revolving credit agreement	(9,540)	0
Dividends paid	(789)	(529)
Other	(56)	(53)

Net cash provided by (used for) financing activities	2,529	(582)

Increase (decrease) in cash and cash equivalents	(11,272)	3,958
Cash and cash equivalents at the beginning of the period	18,671	19,875
Effect of exchange rate changes on cash and cash equivalents	58	(64)

Cash and cash equivalents at the end of the period	$7,457	$23,769

Supplemental disclosure of cash flow information of continuing operations:

Cash paid for interest	$(19)	$(29)
Cash paid for income taxes, net	(813)	(364)

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

2.	Inventories

Inventories consist of:

	March 31, 2011	September 30, 2010

Raw materials and supplies	$3,999	$1,846
Work-in-process	3,986	2,624
Finished goods	2,927	1,802

Total inventories	$10,912	$6,272

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 58% of the Company’s inventories at both March 31, 2011 and September 30, 2010. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,720 and $7,495 higher than reported at March 31, 2011 and September 30, 2010, respectively.

3.	Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net income	$1,995	$1,004	$3,201	$3,017
Foreign currency translation adjustment	104	(76)	79	(1,145)
Net pension liability adjustment, net of tax	204	179	408	244

Total comprehensive income	$2,303	$1,107	$3,688	$2,116

The components of accumulated other comprehensive loss are as follows:

	March 31, 2011	September 30, 2010

Foreign currency translation adjustment	$(5,646)	$(5,725)
Net pension liability adjustment, net of tax	(5,177)	(5,585)

Total accumulated other comprehensive loss	$(10,823)	$(11,310)

4.	Long-Term Debt

In December 2010, SIFCO entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank in the maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At March 31, 2011, the interest rate was a Libor based rate, as defined in the Credit Agreement, plus 1.00%, or 1.38%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of March 31, 2011.

5.	Government Grants

In the past, the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Remaining grants, principally capital in nature, are amortized into income over the estimated useful lives of the related assets. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at March 31, 2011 and September 30, 2010 was $406 and $401, respectively. The Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

6.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s projected effective tax rate through the first six months of fiscal 2011 is 34%, compared to 35% for the same period in fiscal 2010 and differs from the U.S. federal statutory rate due primarily to (i) the impact of non-U.S. federal and U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Current income tax provision:
U.S. federal	$802	$450	$1,340	$1,408
U.S. state and local	122	59	197	213
Non-U.S	72	(22)	114	48

Total current tax provision	996	487	1,651	1,669

Deferred income tax provision (benefit):
U.S. federal	12	(13)	9	(16)
Non-U.S	(1)	0	(2)	0

Total deferred tax provision	11	(13)	7	(16)

Income tax provision	$1,007	$474	$1,658	$1,653

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

At March 31, 2011 and September 30, 2010, the Company recorded liabilities of $77 and $63, respectively, for uncertain tax positions and any related interest and penalties. It is the Company’s continuing policy to recognize any interest related to uncertain tax positions in interest expense and any penalties related to uncertain tax positions in selling, general and administrative expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at the beginning of the year	$63
Increase due to tax positions taken in prior years	14

Balance at March 31, 2011	$77

7.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Service cost	$70	$75	$151	$159
Interest cost	261	267	524	527
Expected return on plan assets	(369)	(352)	(716)	(707)
Amortization of prior service cost	29	36	58	71
Amortization of net loss	175	144	350	271

Net periodic benefit cost	$166	$170	$367	$321

Through March 31, 2011, the Company has made contributions in the amount of $301 to its defined benefit pension plans and, in addition, has used carryover balance credits in the amount of $248 to reduce the amount of additional contributions that would otherwise have been required. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans during the balance of fiscal 2011. The Company anticipates making $455 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2011.

8.	Stock-Based Compensation

The Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of March 31, 2011.

Aggregate option activity is as follows:

	Number of Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

September 30, 2010	60,000	$4.33
Options exercised	—	$0.00

March 31, 2011	60,000	$4.33	2.6	$799

Vested at March 31, 2011	60,000	$4.33	2.6	$799
Exercisable at March 31, 2011	60,000	$4.33	2.6	$799

As of March 31, 2011, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans.

The Company has awarded performance and restricted shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan is 600,000, less any shares previously awarded and subject to an adjustment for the forfeiture of any unissued shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

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

With respect to such performance shares, compensation expense is being accrued at (i) approximately 80% of the target levels for recipients of the performance shares awarded during fiscal 2011, (ii) 100% of the target levels for recipients of the performance shares awarded during fiscal 2010 and (iii) 0% to approximately 50% of the target levels for recipients of the performance shares awarded during fiscal 2009. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The vesting of such shares is determined at the end of the performance period.

During fiscal 2011, the Company awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) year.

Compensation expense related to all performance and restricted shares awarded under the 2007 Plan was $177 and $131 during the first six months of fiscal 2011 and 2010, respectively. As of March 31, 2011, there was $1,097 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.

The following is a summary of activity related to shares awarded under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2010	107,200	$10.72
Restricted shares awarded	10,680	16.30
Performance shares awarded	52,600	16.25
Performance shares earned (2008 award)	(24,900)	10.94
Performance shares not earned (2008 award)	(10,100)	10.94

Outstanding at March 31, 2011	135,480	$13.25

9.	Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Aerospace Component Manufacturing Group consists of the production, heat-treatment, surface-treatment, non-destructive testing and machining of forged components in various steel and titanium alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Turbine Component Services and Repair Group consist primarily of the repair and remanufacture of small aerospace turbine engine components. The Repair Group is also involved in precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group develops, manufactures and sells selective plating products and provides selective plating contract services for lower volume repair, refurbishment and OEM applications. The Company’s reportable segments are separately managed. The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales:
Aerospace Component Manufacturing Group	$20,620	$14,650	$36,311	$30,861
Turbine Component Services and Repair Group	2,570	2,373	4,970	4,547
Applied Surface Concepts Group	3,614	2,863	6,919	5,780

Consolidated net sales	$26,804	$19,886	$48,200	$41,188

Operating income (loss):
Aerospace Component Manufacturing Group	$3,161	$1,880	$5,233	$5,408
Turbine Component Services and Repair Group	124	14	185	58
Applied Surface Concepts Group	348	(45)	567	(9)
Corporate unallocated expenses	(710)	(504)	(1,320)	(1,028)

Consolidated operating income	2,923	1,345	4,665	4,429

Interest (income) expense, net	33	0	31	10
Foreign currency exchange loss (gain), net	5	(14)	9	(16)
Other (income) expense, net	(117)	(119)	(234)	(235)

Consolidated income before income tax provision	$3,002	$1,478	$4,859	$4,670

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$1,160	$254	$1,545	$491
Turbine Component Services and Repair Group	75	86	149	168
Applied Surface Concepts Group	88	90	172	183
Corporate unallocated expenses	62	41	139	64

Consolidated depreciation and amortization expense	$1,385	$471	$2,005	$906

	March 31, 2011	Sept. 30, 2010
Identifiable Assets
Aerospace Component Manufacturing Group	$55,438	$31,617
Turbine Component Services and Repair Group	4,755	4,642
Applied Surface Concepts Group	6,824	6,037
Corporate	12,500	27,354

Consolidated total Assets	$79,517	$69,650

10.	Business Acquisition

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“T&W Forge”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“TWF”). T&W Forge operates in TWF’s Alliance, Ohio facility under a long-term, below market lease arrangement, with an option to purchase the facility at a nominal price. T&W Forge engages in the production and sale of certain metal products and services produced primarily to the specific design requirements of its customers. The products include various forged components used principally in the power generation market. The purchase price for the business and related assets of TWF was approximately $22.6 million, after certain adjustments related principally to the final working capital level. In addition, T&W Forge assumed certain current operating liabilities of TWF.

The purchase transaction is accounted for under the purchase method of accounting. The preliminary allocation of the purchase price and the estimated goodwill and intangible assets, all of which belong to the ACM Group, are as follows:

	December 10, 2010 (As Initially Reported)	Measurement Period Adjustments	December 10, 2010 (As Adjusted)

Assets acquired:
Accounts receivable	$1,317	$(39)	$1,278
Inventory	3,336	(501)	2,835
Property and equipment	6,536	(314)	6,222
Intangible assets	8,023	2,400	10,423
Goodwill	5,126	(1,633)	3,493
Other	69	49	118

	24,407	(38)	24,369

Liabilities assumed:
Accounts payable and accrued liabilities	1,733	70	1,803

Total purchase price	$22,674	$(108)	$22,566

The above estimated fair values of assets acquired and liabilities assumed are preliminary and are based upon appraisals, other studies and additional information available at the time of the acquisition of TWF. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provides a reasonable basis for estimating the fair values of the assets acquired and liabilities assumed but the Company is waiting for additional information to finalize such fair values and, therefore, the preliminary measurements of fair value are subject to change. Such changes are not expected to be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than the end of fiscal year 2011.

The Company’s goodwill is not being amortized, but is subject to an annual impairment test. All of the goodwill is expected to be deductible for tax purposes. The following represents the Company’s intangible assets by major asset class as of March 31, 2011, all of which are a result of the acquisition of TWF:

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$900	$27	$873
Non-compete agreement	5 years	500	31	469
Below market lease	5 years	900	55	845
Customer relationships	10 years	6,800	208	6,592
Order backlog	1 year	1,300	398	902
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$742	$9,681

Amortization expense associated with the indentified intangible assets is expected to be as follows:

Amortization Expense

Fiscal year 2011	$1,917
Fiscal year 2012	1,302
Fiscal year 2013	1,050
Fiscal year 2014	1,050
Fiscal year 2015	1,050

The results of operation of T&W Forge from the date of acquisition are included in the Company’s unaudited consolidated condensed statements of operation and are reported in the ACM Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including T&W Forge as if the acquisition had occurred on October 1, 2009:

	Three Months Ended March 31,	Six Months Ended March 31,
	2010	2011	2010

Net sales	$23,958	$51,374	$49,043
Net income	1,116	4,066	3,168
Net income per share	0.22	0.77	0.59

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions, and on the demand for product in the aerospace and power generation industries in particular, of the global economic outlook, including the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (8) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (9) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (10) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted and (11) the ability to successfully integrate, into the Company’s operations, businesses that may be acquired.

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

A. Results of Operations

Six Months Ended March 31, 2011 compared with Six Months Ended March 31, 2010

Net sales in the first six months of fiscal 2011 increased 17.0% to $48.2 million, compared with $41.2 million in the comparable period in fiscal 2010. Net income in the first six months of fiscal 2011 was $3.2 million, compared with $3.0 million in the comparable period in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, T&W Forge, the Company completed the purchase of the forging business and substantially all related operating assets from TWF.

Aerospace Component Manufacturing Group (“ACM Group”)

The ACM Group’s results for the first six months of fiscal 2011 include the results of T&W Forge from the date of its acquisition. Net sales in the first six months of fiscal 2011 increased 17.7% to $36.3 million, compared with $30.9 million in the comparable period of fiscal 2010. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces various turbine engine components for power generation units and for both large and small aircraft such as commercial, business and regional aircraft, as well as military fighter, transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the first six months of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2011	2010

Airframe components for small aircraft	$16.0	$18.4	$(2.4)
Small turbine engine components	11.0	9.7	1.3
Airframe components for large aircraft	1.9	1.8	0.1
Turbine engine components for large aircraft	0.5	0.5	0.0
Engine components for power generation units	5.1	0.0	5.1
Commercial product sales and other revenue	1.8	0.5	1.3

Total	$36.3	$30.9	$5.4

The increase in net sales of small turbine engine components during the first six months of fiscal 2011, compared with the comparable period in fiscal 2010, is primarily attributable to increased demand for spare components for turbine engines that power small aircraft. The decrease in net sales of airframe components for small aircraft, compared with the comparable period in fiscal 2010, is principally due to a decrease in the sales volumes of such components to customers. Such volume declines were caused by continuing overall weak global economic conditions that resulted in reduced build rates of smaller commercial aircraft during the current fiscal year. The increase in net sales of engine components for power generation units and commercial products is due primarily to the impact of the recent acquisition of TWF.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $15.2 million in the first six months of fiscal 2011, compared with $17.4 million in the comparable period in fiscal 2010. This decrease is primarily attributable to a decline in the sales volume of such components associated with several military programs. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.

The ACM Group’s selling, general and administrative expenses increased $1.0 million to $2.9 million, or 7.9% of net sales, in the first six months of fiscal 2011, compared with $1.9 million, or 6.2% of net sales, in the comparable period in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) increased depreciation and consulting costs related to the recently implemented company-wide management information system; (ii) $0.7 million amortization of intangible assets related to the acquisition of TWF; partially offset by (iii) lower variable selling expenses as a result of sales mix.

The ACM Group’s operating income decreased $0.2 million to $5.2 million in the first six months of fiscal 2011, compared with $5.4 million in the comparable period in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Operating Income	2011	2010

Operating income	$5.2	$5.4	$(0.2)
LIFO expense	0.2	0.2	0.0

Operating income without LIFO expense	$5.4	$5.6	$(0.2)

Operating income in the first six months of fiscal 2011 was favorably impacted by (i) the additional product sales volumes that resulted from the acquisition of TWF and (ii) the raw material component of manufacturing costs being approximately 37.5% of net sales, compared with 38.4% of net sales in the comparable period in fiscal 2010, due primarily to product mix and the impact of the acquisition of TWF, whose products have a slightly lower raw material cost component. Operating income in the first six months of fiscal 2011 was negatively impacted by the aforementioned $0.7 million amortization of intangible assets.

The following changes in the components of the ACM Group’s manufacturing expenditures in the first six months of fiscal 2011, a portion of which was due to the acquisition of TWF, compared with the same period in fiscal 2010, also impacted operating income:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Manufacturing expenditures	2011	2010

Overhead:
Utilities	$2.3	$1.9	0.4
Repairs, maintenance and supplies	1.6	1.2	0.4
Depreciation	0.8	0.5	0.3
Tooling	1.1	0.6	0.5

Manufacturing costs in the first six months of fiscal 2011, compared with the same period in fiscal 2010, were negatively impacted by (i) an increase in water consumption; (ii) an increase in expenditures for repairs, maintenance and supplies; (iii) an increase in depreciation expense primarily due to assets acquired from TWF and the effect of other recent capital expenditures for equipment; and (iv) an increase in expenditures for tooling.

The ACM Group’s backlog as of March 31, 2011 was $91.3 million, compared with $71.2 million as of September 30, 2010. At March 31, 2011, $73.1 million of the total backlog was scheduled for delivery over the next twelve months. $16.3 million of the ACM Group’s backlog as of March 31, 2011 is attributable to T&W Forge. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) continue to lengthen due to increased demand and the ACM Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they more recently did, which may result in an increase, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first six months of fiscal 2011, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 9.3% to $5.0 million, compared with $4.5 million in the comparable fiscal 2010 period.

During the first six months of fiscal 2011, the Repair Group’s selling, general and administrative expenses were $0.7 million, or 14.6% of net sales, compared with $0.6 million, or 13.5% of net sales, in the comparable fiscal 2010 period.

The Repair Group’s operating income increased $0.1 million to $0.2 million in the first six months of fiscal 2011, compared with $0.1 million in the comparable period in fiscal 2010. The modest operating income in both periods was principally attributable to relatively low sales volume levels in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog as of March 31, 2011 was $2.1 million, compared with $3.1 million as of September 30, 2010. At March 31, 2011, $1.2 million of the total backlog was scheduled for delivery over the next twelve months.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the first six months of fiscal 2011 increased 19.7% to $6.9 million, compared with $5.8 million in the comparable fiscal 2010 period. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for the first six months of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2011	2010

Product	$3.6	$2.9	$0.7
Contract service	3.2	2.8	0.4
Other	0.1	0.1	0.0

Total	$6.9	$5.8	$1.1

The increase in product net sales in the first six months of fiscal 2011, compared with the same period in fiscal 2010, is attributed to an increase in net sales volumes of such products, including power packs, supplies, auxiliary equipment, as well as certain new products, to both new and existing customers. The increase in contract service net sales in the first six months of fiscal 2011, compared with the same period in fiscal 2010, is attributed to an increase in the volume of such sales to both new and existing customers. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have recently strengthened in relation to the U.S. dollar, resulting in a nominal currency impact on net sales in the first six months of fiscal 2011.

The ASC Group’s selling, general and administrative expenses were $2.3 million, or 33.7% of net sales, in the first six months of fiscal 2011, compared with $2.2 million, or 38.5% of net sales in the comparable fiscal 2010 period, due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the first six months of fiscal 2011 was $0.6 million, compared with essentially breakeven results in the same period in fiscal 2010. This improvement in operating income is principally due to the favorable impact on margins from increased sales volumes and efficiencies that occurred in the first six months of fiscal 2011, compared to the same period in fiscal 2010. This was partially offset by higher material cost as a percentage of net sales due to product mix.

The ASC Group backlog March 31, 2011 was not material, which is consistent with the nature of this business.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.3 million in the first six months of fiscal 2011, compared with $1.0 million in the same period in fiscal 2010 principally due to $0.2 million higher legal and professional expenses resulting from costs associated with the acquisition of TWF.

Other/General

Interest expense was $0.1 million in the first six months of fiscal 2011, compared to a nominal amount in the same period in fiscal 2010. As described more fully in note 4 to the unaudited condensed consolidated financial statements, the Company entered into a new $30.0 million revolving credit agreement with its bank in the first quarter of fiscal 2011. In connection with the December 2010 acquisition of TWF, the Company borrowed $11.7 million from its revolving credit agreement, which amount has been reduced to $3.4 million at March 31, 2010. The average outstanding balance on the revolving credit agreement from the date of acquisition of TWF through March 31, 2011 was approximately $9.6 million, with an effective interest rate of 1.38% plus a 0.15% commitment fee expense on the unused balance of the revolving credit agreement.

Other income, net consists principally of $0.2 million of rental income earned from the lease of the Cork, Ireland facility.

Three Months Ended March 31, 2011 compared with Three Months Ended March 31, 2010

Net sales in the second quarter of fiscal 2011 increased 34.8% to $26.8 million, compared with $19.9 million in the comparable period in fiscal 2010. Net income in the second quarter of fiscal 2011 was $2.0 million, compared with $1.0 million in the comparable period in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, T&W Forge, the Company completed the purchase of the forging business and substantially all related operating assets from TWF.

Aerospace Component Manufacturing Group (“ACM Group”)

The ACM Group’s results for the second quarter of fiscal year 2011 include the results of T&W Forge. Net sales in the second quarter of fiscal 2011 increased 40.8% to $20.6 million, compared with $14.7 million in the comparable period of fiscal 2010. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces various turbine engine components for power generation units and for both large and small aircraft such as commercial, business and regional aircraft, as well as military fighter, transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the second quarter of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2011	2010

Airframe components for small aircraft	$7.9	$8.3	$(0.4)
Small turbine engine components	5.2	5.3	(0.1)
Airframe components for large aircraft	1.2	0.6	0.6
Turbine engine components for large aircraft	0.3	0.3	0.0
Engine components for power generation units	4.5	0.0	4.5
Commercial product sales and other revenue	1.5	0.2	1.3

Total	$20.6	$14.7	$5.9

The decrease in net sales of airframe components for small aircraft, during the second quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is principally due to a decrease in the sales volumes of such components to customers. The increase in net sales of airframe components for large aircraft, during the second quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is attributable to increased demand for components for larger commercial aircraft. The increase in net sales of engine components for power generation units and commercial products is due primarily to the impact of the recent acquisition of TWF.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $7.6 million in the second quarter of fiscal 2011, compared with $7.8 million in the comparable period in fiscal 2010. This decrease is primarily attributable to a decline in the sales volume of such components associated with several military programs. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.

The ACM Group’s selling, general and administrative expenses increased $0.8 million to $1.7 million, or 8.5% of net sales, in the second quarter of fiscal 2011, compared with $0.9 million, or 6.1% of net sales, in the comparable period in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) increased depreciation and consulting costs related to the recently implemented company-wide management information system and (ii) $0.7 million amortization of intangible assets related to the acquisition of TWF; partially offset by (iii) lower variable selling expenses as a result of sales mix.

The ACM Group’s operating income increased $1.3 million to $3.2 million in the second quarter of fiscal 2011, compared with $1.9 million in the comparable period in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating Income	2011	2010

Operating income	$3.2	$1.9	$1.3
LIFO expense	0.2	0.1	0.1

Operating income without LIFO expense	$3.4	$2.0	$1.4

Operating income was favorably impacted in the second quarter of fiscal 2011 by (i) the additional product sales volumes that resulted from the acquisition of TWF and (ii) the raw material component of manufacturing costs being approximately

35.3% of net sales, compared with 40.1% of net sales in the comparable period in fiscal 2010, due primarily to product mix and the impact of the acquisition of TWF, whose products have a slightly lower raw material cost component. Operating income in the second of fiscal 2011 was negatively impacted by the aforementioned $0.7 million amortization of intangible assets.

The following changes in the components of the ACM Group’s manufacturing expenditures in the second quarter of fiscal 2011, a portion of which was due to the acquisition of TWF, compared with the same period in fiscal 2010, also impacted operating income:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Manufacturing expenditures	2011	2010

Overhead:
Utilities	$1.3	$1.1	$0.2
Repairs, maintenance and supplies	0.8	0.6	0.2
Depreciation	0.5	0.3	0.2
Tooling	0.7	0.3	0.4

Manufacturing Costs in the second quarter of fiscal 2011, compared with the same period in fiscal 2010, were negatively impacted by (i) an increase in water consumption; (ii) an increase in expenditures for repairs, maintenance and supplies; (iii) an increase in depreciation expense primarily due to the effect of assets acquired from TWF and other recent capital expenditures for equipment; and (iv) an increase in expenditures for tooling.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the second quarter of fiscal 2011, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 8.3% to $2.6 million, compared with $2.4 million in the comparable fiscal 2010 period.

During the second quarter of fiscal 2011, the Repair Group’s selling, general and administrative expenses were $0.4 million, or 14.8% of net sales, compared with $0.3 million, or 12.6% of net sales, in the comparable fiscal 2010 period.

The Repair Group’s operating income increased $0.1 million to $0.1 million in the second quarter of fiscal 2011, compared with essentially breakeven results in the comparable period in fiscal 2010. The operating results in both periods were principally attributable to relatively low sales volume levels in relation to the fixed portion of the Repair Group’s operating cost structure.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the second quarter of fiscal 2011 increased 26.2% to $3.6 million, compared with $2.9 million in the comparable fiscal 2010 period. For purposes of the following discussion, (i) product net sales consist of selective electrochemical metal finishing equipment and solutions and (ii) contract service net sales consist of customized selective electrochemical metal finishing services. Net sales comparative information for the second quarter of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2011	2010

Product	$1.8	$1.5	$0.3
Contract service	1.7	1.3	0.4
Other	0.1	0.1	0.0

Total	$3.6	$2.9	$0.7

The increase in product net sales in the second quarter of fiscal 2011, compared with the same period in fiscal 2010, is principally attributable to increased net sales volumes resulting from the recovering global economic conditions as well as the introduction of certain new products. Contract service net sales also improved in the second quarter of fiscal 2011, compared with the same period in fiscal 2010, due to an increase in the volume of such sales to both new and existing customers. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have recently strengthened in relation to the U.S. dollar, resulting in a favorable currency impact on net sales in the second quarter of fiscal 2011 of approximately $0.1 million.

The ASC Group’s selling, general and administrative expenses were $1.2 million, or 33.5% of net sales, in the second quarter of fiscal 2011, compared with $1.1 million, or 39.5% of net sales in the comparable fiscal 2010 period, due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the second quarter of fiscal 2011 was $0.3 million, compared with breakeven results in the same period in fiscal 2010. This improvement in operating income is principally due to the favorable impact on margins from increased sales volumes and efficiencies that occurred in the second quarter of fiscal 2011, compared to the same period in fiscal 2010. This was partially offset by higher material cost as a percentage of net sales due to product mix.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.7 million in the second quarter of fiscal 2011, compared with $0.5 million in the same period in fiscal 2010 principally due to $0.1 million higher legal and professional expenses.

Other/General

Interest expense was nominal in the second quarter of both fiscal 2011 and 2010.

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased $11.2 million to $7.5 million at March 31, 2011 from $18.7 million at September 30, 2010. Short-term investments decreased $3.0 million to zero at March 31, 2011 from $3.0 million at September 30, 2010. At March 31, 2011, $6.3 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $7.4 million of cash in the first six months of fiscal 2011 compared with $8.0 million of cash provided by operating activities in the first six months of fiscal 2010. The $7.4 million of cash provided by operating activities in the first six months of fiscal 2011 was primarily due to (i) net income of $3.2 million, (ii) $2.2 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes and LIFO expense; (iii) a $1.1 million reduction in accounts receivable, (iv) a $2.1 million increase in accounts payable and (v) a $0.7 million reduction in refundable income taxes. These items were partially offset by a $2.0 million increase in inventories. These changes in the components of working capital do not take into consideration the impact of the opening balance sheet related to the acquisition of TWF and were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers and (ii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $1.6 million in the first six months of fiscal 2011 compared with $3.5 million in the comparable fiscal 2010 period. Capital expenditures during the first six months of fiscal 2011 consist of $1.4 million by the ACM Group and $0.1 million by each of the ASC Group and Repair Group. In addition to the $1.6 million expended during the first six months of fiscal 2011, $0.8 million has been committed as of March 31, 2011. The Company anticipates that total fiscal 2011 capital expenditures will be within the range of $3.0 to $4.0 million and will relate principally to the expansion of the ACM Group’s production capabilities.

As described more fully in note 10 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in December 2010 for approximately $22.6 million. The acquisition was financed by using $11.0 million of the Company’s cash reserves and borrowing $11.7 million from its revolving credit facility.

In December 2010, SIFCO entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank in the maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At March 31, 2011, the interest rate was a Libor based rate, as defined in the credit agreement, plus 1.00%, or 1.38%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of March 31, 2011.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

During the six month period ended March 31, 2011, the following occurred:

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

There were no other changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, which would be expected to have a material effect on financial reporting.

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

SIFCO Industries, Inc.
(Registrant)

Date: May 9, 2011	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)