Form 10-Q
period 2011-06-30
SIFCO INDUSTRIES INC
filed 2011-08-11
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of the Registrant’s Common Shares outstanding at June 30, 2011 was 5,275,757.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net sales	$28,875	$19,481	$77,075	$60,669
Operating expenses:
Cost of goods sold	22,075	15,188	58,374	46,204
Selling, general and administrative expenses	3,423	2,932	9,917	8,675
Amortization of intangible assets	587	0	1,329	0

Total operating expenses	26,085	18,120	69,620	54,879

Operating income	2,790	1,361	7,455	5,790

Interest income	(5)	(13)	(38)	(36)
Interest expense	24	16	88	49
Foreign currency exchange (gain) loss, net	10	(32)	19	(48)
Other income, net	(118)	(117)	(352)	(352)

Income before income tax provision	2,879	1,507	7,738	6,177

Income tax provision	815	523	2,473	2,176

Net income	$2,064	$984	$5,265	$4,001

Net income per share
Basic	$0.39	$0.18	$1.00	$0.75
Diluted	$0.39	$0.18	$0.99	$0.75

Weighted-average number of common shares (basic)	5,286	5,322	5,274	5,309
Weighted-average number of common shares (diluted)	5,331	5,362	5,313	5,355

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2011	September 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,512	$18,671
Short-term investments	0	3,020
Receivables, net	18,829	17,182
Inventories, net	10,026	6,272
Refundable income taxes	261	692
Deferred income taxes	1,502	1,502
Prepaid expenses and other current assets	629	627

Total current assets	37,759	47,966

Property, plant and equipment, net	27,713	20,749

Intangible assets, net	9,094	0
Goodwill	3,493	0
Other assets	996	935

Total assets	$79,055	$69,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$57	$108
Accounts payable	10,197	7,939
Accrued liabilities	3,722	4,287

Total current liabilities	13,976	12,334

Long-term debt, net of current maturities	2,177	35
Deferred income taxes	2,402	2,359
Other long-term liabilities	6,302	6,883

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued shares – 5,335 at June 30, 2011 and 5,325 at September 30, 2010; outstanding shares – 5,286 at June 30, 2011 and 5,258 at September 30, 2010	5,335	5,325
Additional paid-in capital	7,104	6,983
Retained earnings	52,998	47,733
Accumulated other comprehensive loss	(10,626)	(11,310)
Unearned compensation – restricted common shares	(101)	0
Common shares held in treasury at cost, 49 shares at June 30, 2011 and 66 shares at September 30, 2010	(512)	(692)

Total shareholders’ equity	54,198	48,039

Total liabilities and shareholders’ equity	$79,055	$69,650

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,265	$4,001
Adjustments to reconcile net income to net cash provided by operating activities of operations:
Depreciation and amortization	3,065	1,383
LIFO provision	401	270
Share transactions under employee stock plans	210	277
Other	(82)	(5)
Changes in operating assets and liabilities:
Receivables	(334)	3,288
Inventories	(1,303)	(190)
Refundable income taxes	431	885
Accounts payable	624	469
Accrued liabilities	31	375
Other	77	(121)

Net cash provided by operating activities	8,385	10,632

Cash flows from investing activities:
Acquisition of business	(22,566)	0
Maturity of short-term investments	3,000	0
Capital expenditures	(2,422)	(4,963)
Other	76	40

Net cash used for investing activities	(21,912)	(4,923)

Cash flows from financing activities:
Proceeds from revolving credit agreement	22,997	0
Repayments of revolving credit agreement	(20,821)	0
Dividends paid	(789)	(529)
Repurchase of common shares	0	(125)
Other	(85)	(81)

Net cash provided by (used for) financing activities	1,302	(735)

Increase (decrease) in cash and cash equivalents	(12,225)	4,974
Cash and cash equivalents at the beginning of the period	18,671	19,875
Effect of exchange rate changes on cash and cash equivalents	66	(135)

Cash and cash equivalents at the end of the period	$6,512	$24,714

Supplemental disclosure of cash flow information of continuing operations:

Cash paid for interest	$(44)	$(39)
Cash paid for income taxes, net	(1,731)	(628)

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

2.	Inventories

Inventories consist of:

	June 30, 2011	September 30, 2010

Raw materials and supplies	$3,572	$1,846
Work-in-process	3,352	2,624
Finished goods	3,102	1,802

Total inventories	$10,026	$6,272

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 55% and 58% of the Company’s inventories at June 30, 2011 and September 30, 2010, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,896 and $7,495 higher than reported at June 30, 2011 and September 30, 2010, respectively.

3.	Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,064	$984	$5,265	$4,001
Foreign currency translation adjustment	6	(121)	85	(1,266)
Net pension liability adjustment, net of tax	191	167	599	411

Total comprehensive income	$2,261	$1,030	$5,949	$3,146

The components of accumulated other comprehensive loss are as follows:

	June 30, 2011	September 30, 2010

Foreign currency translation adjustment	$(5,640)	$(5,725)
Net pension liability adjustment, net of tax	(4,986)	(5,585)

Total accumulated other comprehensive loss	$(10,626)	$(11,310)

4.	Long-Term Debt

In December 2010, the Company entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank in the maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At June 30, 2011, the interest rate was a Libor based rate, as defined in the Credit Agreement, plus 0.75%, or 1.25%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of June 30, 2011.

5.	Government Grants

In the past, the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Remaining grants, principally capital in nature, are amortized into income over the estimated useful lives of the related assets. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at June 30, 2011 and September 30, 2010 was $407 and $401, respectively. The Company’s grants are denominated primarily in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

6.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s projected effective tax rate through the first nine months of fiscal 2011 is 32%, compared to 35% for the same period in fiscal 2010, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Current income tax provision:
U.S. federal	$598	$404	$1,937	$1,812
U.S. state and local	136	70	333	283
Non-U.S	96	11	211	59

Total current tax provision	830	485	2,481	2,154

Deferred income tax provision (benefit):
U.S. federal	(13)	38	(4)	22
Non-U.S	(2)	0	(4)	0

Total deferred tax provision	(15)	38	(8)	22

Income tax provision	$815	$523	$2,473	$2,176

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

At June 30, 2011 and September 30, 2010, the Company recorded liabilities of $123 and $63, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2010	$63
Increase due to tax positions taken in the current years	24
Increase due to tax positions taken in prior years	36

Balance at June 30, 2011	$123

7.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Service cost	$68	$67	$204	$226
Interest cost	265	260	795	787
Expected return on plan assets	(364)	(351)	(1,092)	(1,058)
Amortization of prior service cost	29	35	87	106
Amortization of net loss	171	132	513	403

Net periodic benefit cost	$169	$143	$507	$464

Through June 30, 2011, the Company has made contributions in the amount of $504 to its defined benefit pension plans and, in addition, has used carryover balance credits in the amount of $248 to reduce the amount of additional contributions that would otherwise have been required. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans during the balance of fiscal 2011. The Company anticipates making $253 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2011.

8.	Stock-Based Compensation

The Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of June 30, 2011.

Aggregate option activity is as follows:

	Number of Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

September 30, 2010	60,000	$4.33
Options exercised	0	$0.00

June 30, 2011	60,000	$4.33	2.3	$721

Vested at June 30, 2011	60,000	$4.33	2.3	$721
Exercisable at June 30, 2011	60,000	$4.33	2.3	$721

As of June 30, 2011, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans.

The Company has awarded performance and restricted shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan is 600,000 less any shares previously awarded and subject to an adjustment for the forfeiture of any unissued shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

The performance shares that have been awarded under the 2007 Plan generally provide for the issuance of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 150% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.

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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at June 30, 2011 there are 439,350 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to all performance and restricted shares awarded under the 2007 Plan was $340 and $201 during the first nine months of fiscal 2011 and 2010, respectively. As of June 30, 2011, there was $937 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.

The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2010	107,200	$10.72
Restricted shares awarded	10,680	16.30
Performance shares awarded	52,600	16.25
Performance shares earned (2008 award)	(24,900)	10.94
Performance shares not earned (2008 award)	(10,100)	10.94

Outstanding at June 30, 2011	135,480	$13.25

9.	Business Segments

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Aerospace Component Manufacturing Group	$23,140	$14,316	$59,451	$45,177
Turbine Component Services and Repair Group	2,029	2,005	6,999	6,552
Applied Surface Concepts Group	3,706	3,160	10,625	8,940

Consolidated net sales	$28,875	$19,481	$77,075	$60,669

Operating income (loss):
Aerospace Component Manufacturing Group	$3,324	$1,807	$8,557	$7,215
Turbine Component Services and Repair Group	(84)	(44)	100	13
Applied Surface Concepts Group	326	97	893	88
Corporate unallocated expenses	(776)	(499)	(2,095)	(1,526)

Consolidated operating income	2,790	1,361	7,455	5,790

Interest expense, net	19	3	50	13
Foreign currency exchange loss (gain), net	10	(32)	19	(48)
Other (income) expense, net	(118)	(117)	(352)	(352)

Consolidated income before income tax provision	$2,879	$1,507	$7,738	$6,177

Depreciation and amortization expense:
Aerospace Component Manufacturing Group	$844	$264	$2,389	$755
Turbine Component Services and Repair Group	75	83	223	251
Applied Surface Concepts Group	85	89	258	272
Corporate unallocated expenses	57	41	195	105

Consolidated depreciation and amortization expense	$1,061	$477	$3,065	$1,383

	June 30, 2011	Sept. 30, 2010
Identifiable assets
Aerospace Component Manufacturing Group	$56,227	$31,617
Turbine Component Services and Repair Group	4,188	4,642
Applied Surface Concepts Group	6,813	6,037
Corporate	11,827	27,354

Consolidated total assets	$79,055	$69,650

As a result of the acquisition of T&W Forge, as discussed more fully in note 10, the Company has a new customer that accounted for 12% of the Company’s consolidated net sales during the first nine months of fiscal 2011.

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

The purchase transaction is accounted for under the purchase method of accounting. The allocation of the purchase price including amounts attributed to goodwill and intangible assets, all of which belong to the ACM Group, are as follows:

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

The above fair values of assets acquired and liabilities assumed, as initially reported, were based upon appraisals, other studies and additional information available at the time of the acquisition of TWF. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition date. The Company believes that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed.

The Company’s goodwill is not being amortized, but is subject to an annual impairment test. All of the goodwill is expected to be deductible for tax purposes. The following represents the Company’s intangible assets by major asset class as of June 30, 2011, all of which are a result of the acquisition of TWF:

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$900	$50	$850
Non-compete agreement	5 years	500	56	444
Below market lease	5 years	900	100	800
Customer relationships	10 years	6,800	378	6,422
Order backlog	1 year	1,300	722	578
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$1,329	$9,094

Amortization expense associated with the indentified intangible assets is expected to be as follows:

Amortization Expense

Fiscal year 2011	$1,917
Fiscal year 2012	1,302
Fiscal year 2013	1,050
Fiscal year 2014	1,050
Fiscal year 2015	1,050

The results of operation of T&W Forge from the date of acquisition are included in the Company’s unaudited consolidated condensed statements of operation and are reported in the ACM Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including T&W Forge as if the acquisition had occurred on October 1, 2009:

	Three Months Ended June 30,	Nine Months Ended June 30,
	2010	2011	2010

Net sales	$23,808	$80,249	$72,851
Net income	1,286	6,377	4,454
Net income per share (basic)	0.24	1.21	0.84
Net income per share (diluted)	0.24	1.20	0.83

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

A. Results of Operations

Nine Months Ended June 30, 2011 compared with Nine Months Ended June 30, 2010

Net sales in the first nine months of fiscal 2011 increased 27.0% to $77.1 million, compared with $60.7 million in the comparable period in fiscal 2010. Net income in the first nine months of fiscal 2011 was $5.3 million, compared with $4.0 million in the comparable period in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, T&W Forge, the Company completed the purchase of the forging business and substantially all related operating assets from TWF.

Aerospace Component Manufacturing Group (“ACM Group”)

The ACM Group’s results for the first nine months of fiscal 2011 include the results of T&W Forge from the date of its acquisition. Net sales in the first nine months of fiscal 2011 increased 31.6% to $59.5 million, compared with $45.2 million in the comparable period of fiscal 2010. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces various turbine engine components for power generation units and for both large and small aircraft such as commercial, business and regional aircraft, as well as military fighter, transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the first nine months of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Net Sales	2011	2010

Airframe components for small aircraft	$24.0	$25.7	$(1.7)
Small turbine engine components	18.0	15.1	2.9
Airframe components for large aircraft	3.4	3.1	0.3
Turbine engine components for large aircraft	0.7	0.7	0.0
Engine components for power generation units	10.7	0.0	10.7
Commercial product sales and other revenue	2.7	0.6	2.1

Total	$59.5	$45.2	$14.3

The increase in net sales of small turbine engine components during the first nine months of fiscal 2011, compared with the comparable period in fiscal 2010, is primarily attributable to increased demand for spare components for turbine engines that power small aircraft. The decrease in net sales of airframe components for small aircraft, compared with the comparable period in fiscal 2010, is principally due to a decrease in the sales volumes of such components to customers. Such volume declines were caused by continuing overall weak global economic conditions that resulted in reduced build rates of smaller commercial aircraft during the current fiscal year. The increase in net sales of engine components for power generation units and commercial products is due primarily to the impact of the recent acquisition of TWF.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $23.1 million in the first nine months of fiscal 2011, compared with $24.2 million in the comparable period in fiscal 2010. This decrease is primarily attributable to a decline in the sales volume of components associated with several military programs. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.

The ACM Group’s selling, general and administrative expenses increased $1.7 million to $4.6 million, or 7.7% of net sales, in the first nine months of fiscal 2011, compared with $2.9 million, or 6.4% of net sales, in the comparable period in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) $1.3 million amortization of intangible assets related to the acquisition of TWF, (ii) increased depreciation and consulting costs related to the recently implemented company-wide management information system and (iii) fiscal 2010 having been favorably impacted by the recovery of previously reserved accounts receivable.

The ACM Group’s operating income increased $1.3 million to $8.6 million in the first nine months of fiscal 2011, compared with $7.2 million in the comparable period in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Operating Income	2011	2010

Operating income	$8.6	$7.2	$1.4
LIFO expense	0.4	0.3	0.1

Operating income without LIFO expense	$9.0	$7.5	$1.5

Operating income in the first nine months of fiscal 2011 was favorably impacted by the additional product sales volumes that resulted principally from the acquisition of TWF, which was partially offset by (i) higher raw material costs—the raw material component of manufacturing costs was approximately 40.9% of net sales, compared with 39.5% of net sales in the comparable period in fiscal 2010 due primarily to product mix and (ii) the negative impact of the aforementioned $1.3 million amortization of intangible assets.

The following changes in the components of the ACM Group’s manufacturing expenditures in the first nine months of fiscal 2011, a portion of which was due to the acquisition of TWF, compared with the same period in fiscal 2010, also impacted operating income:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Manufacturing expenditures	2011	2010

Overhead:
Utilities	$3.3	$2.6	0.7
Repairs, maintenance and supplies	2.5	1.9	0.6
Depreciation	1.1	0.8	0.3
Tooling	1.8	0.9	0.9

Manufacturing costs in the first nine months of fiscal 2011, compared with the same period in fiscal 2010, were negatively impacted by (i) an increase in manufacturing expenditures required to support the additional product sales volume resulting from the acquisition of TWF, (ii) an increase in water consumption, partially offset by a decrease in the cost of natural gas; (iii) an increase in depreciation expense primarily due to assets acquired from TWF and (iv) an increase in expenditures for tooling.

The ACM Group’s backlog as of June 30, 2011 was $93.2 million, compared with $71.2 million as of September 30, 2010. At June 30, 2011, $73.5 million of the total backlog was scheduled for delivery over the next twelve months. $17.6 million of the ACM Group’s backlog as of June 30, 2011 is attributable to T&W Forge. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) continue to lengthen due to increased demand and the ACM Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The ACM Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they more recently did, which may result in an increase, relative to comparable prior year periods, in the ACM Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first nine months of fiscal 2011, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, increased 6.8% to $7.0 million, compared with $6.6 million in the comparable fiscal 2010 period.

During the first nine months of fiscal 2011, the Repair Group’s selling, general and administrative expenses were $1.0 million, or 14.5% of net sales, compared with $0.9 million, or 14.0% of net sales, in the comparable fiscal 2010 period.

The Repair Group’s operating income increased $0.1 million to $0.1 million in the first nine months of fiscal 2011, compared with essentially breakeven results in the comparable period in fiscal 2010. The modest operating results in both periods was principally attributable to relatively low sales volume levels in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog as of June 30, 2011 was $2.0 million, compared with $3.1 million as of September 30, 2010. At June 30, 2011, $1.1 million of the total backlog was scheduled for delivery over the next twelve months.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the first nine months of fiscal 2011 increased 18.8% to $10.6 million, compared with $8.9 million in the comparable fiscal 2010 period. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for the first nine months of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Net Sales	2011	2010

Product	$4.8	$4.5	$0.3
Contract service	5.6	4.3	1.3
Other	0.2	0.1	0.1

Total	$10.6	$8.9	$1.7

The increase in product net sales in the first nine months of fiscal 2011, compared with the same period in fiscal 2010, is attributed to an increase in net sales volumes of existing products, as well as certain new products launched in fiscal 2011, to both new and existing customers. The increase in contract service net sales in the first nine months of fiscal 2011, compared with the same period in fiscal 2010, is attributed to an increase in the volume of such sales to both new and existing customers due to an increased emphasis on contract service sales and improvements in the global economy, including the oil and gas industry. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have recently strengthened in relation to the U.S. dollar, resulting in a favorable currency impact on net sales in the first nine months of fiscal 2011 of approximately $0.2 million.

The ASC Group’s selling, general and administrative expenses were $3.6 million, or 34.0% of net sales, in the first nine months of fiscal 2011, compared with $3.4 million, or 37.7% of net sales in the comparable fiscal 2010 period, due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the first nine months of fiscal 2011 was $0.9 million, compared with $0.1 million in the same period in fiscal 2010. This improvement in operating income is principally due to (i) the favorable impact on margins from increased sales volumes and (ii) the achievement of certain efficiencies resulting in reduced labor costs that occurred in the first nine months of fiscal 2011, compared to the same period in fiscal 2010. This was partially offset by higher material cost as a percentage of net sales due to product mix.

The ASC Group’s backlog as of June 30, 2011 was not material, which is consistent with the nature of this business.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $2.1 million in the first nine months of fiscal 2011, compared with $1.5 million in the same period in fiscal 2010 due to (i) $0.3 million higher legal and professional expenses primarily resulting from costs associated with the acquisition of TWF, (ii) $0.1 million higher compensation and related benefits costs and (iii) a $0.1 million increase in corporate governance related costs resulting from a restructuring of director compensation.

Other/General

Interest expense was $0.1 million in the first nine months of fiscal 2011, compared to a nominal amount in the same period in fiscal 2010. As described more fully in note 4 to the unaudited condensed consolidated financial statements, the Company entered into a new $30.0 million revolving credit agreement with its bank in the first quarter of fiscal 2011. In connection with the December 2010 acquisition of TWF, the Company borrowed $11.7 million from its revolving credit agreement, which amount has been reduced to $2.2 million at June 30, 2011. The average outstanding balance on the revolving credit agreement from the date of acquisition of TWF through June 30, 2011 was approximately $6.7 million, with an effective interest rate of 1.35% plus a 0.15% commitment fee expense on the unused balance of the revolving credit agreement.

Other income, net consists principally of $0.3 million of rental income earned from the lease of the Cork, Ireland facility.

Three Months Ended June 30, 2011 compared with Three Months Ended June 30, 2010

Net sales in the third quarter of fiscal 2011 increased 48.2% to $28.9 million, compared with $19.5 million in the comparable period in fiscal 2010. Net income in the third quarter of fiscal 2011 was $2.1 million, compared with $1.0 million in the comparable period in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, T&W Forge, the Company completed the purchase of the forging business and substantially all related operating assets from TWF.

Aerospace Component Manufacturing Group (“ACM Group”)

The ACM Group’s results for the third quarter of fiscal year 2011 include the results of T&W Forge. Net sales in the third quarter of fiscal 2011 increased 61.6% to $23.1 million, compared with $14.3 million in the comparable period of fiscal 2010. For purposes of the following discussion, the ACM Group considers aircraft that can accommodate less than 100 passengers to be small aircraft and those that can accommodate 100 or more passengers to be large aircraft. The ACM Group produces various turbine engine components for power generation units and for both large and small aircraft such as commercial, business and regional aircraft, as well as military fighter, transport and surveillance aircraft. Turbine engine components are also produced for armored military vehicles powered by small turbine engines. Net sales comparative information for the third quarter of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2011	2010

Airframe components for small aircraft	$7.9	$7.3	$0.6
Small turbine engine components	7.0	5.4	1.6
Airframe components for large aircraft	1.5	1.3	0.2
Turbine engine components for large aircraft	0.2	0.2	0.0
Engine components for power generation units	5.3	0.0	5.3
Commercial product sales and other revenue	1.2	0.1	1.1

Total	$23.1	$14.3	$8.8

The increase in net sales of airframe components for small aircraft, during the third quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is principally due to an increase in the sales volumes of such components to customers. The increase in net sales of small turbine engine components during the third quarter of fiscal 2011, compared with the comparable period in fiscal 2010, is primarily attributable to increased demand for spare components for turbine engines that power small aircraft. The increase in net sales of engine components for power generation units and commercial products is due primarily to the impact of the recent acquisition of TWF.

The ACM Group’s airframe and turbine engine component products have both military and commercial applications. Net sales of such components that solely have military applications were $7.9 million in the third quarter of fiscal 2011, compared with $6.9 million in the comparable period in fiscal 2010. This increase is primarily attributable to an increase in the sales volume of components associated with several military programs. Ongoing wartime demand, such as for additional military helicopters and related replacement components, is the primary driver of net sales of the components that have military applications.

The ACM Group’s selling, general and administrative expenses increased $0.7 million to $1.7 million, or 7.5% of net sales, in the third quarter of fiscal 2011, compared with $1.0 million, or 6.9% of net sales, in the comparable period in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) $0.6 million amortization of intangible assets related to the acquisition of TWF, (ii) increased depreciation and consulting costs related to the recently implemented company-wide management information system and (iii) higher variable selling expenses as a result of sales mix.

The ACM Group’s operating income increased $1.5 million to $3.3 million in the third quarter of fiscal 2011, compared with $1.8 million in the comparable period in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Operating Income	2011	2010

Operating income	$3.3	$1.8	$1.5
LIFO expense	0.2	0.1	0.1

Operating income without LIFO expense	$3.5	$1.9	$1.6

Operating income was favorably impacted in the third quarter of fiscal 2011 by the additional product sales volumes that resulted principally from the acquisition of TWF, which was partially offset by (i) higher raw material costs – the raw material component of manufacturing costs was approximately 44.1% of net sales, compared with 41.9% of net sales in the comparable period in fiscal 2010 due primarily to product mix and (ii) the negative impact of the aforementioned $0.6 million amortization of intangible assets.

The following changes in the components of the ACM Group’s manufacturing expenditures in the third quarter of fiscal 2011, a portion of which was due to the acquisition of TWF, compared with the same period in fiscal 2010, also impacted operating income:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Manufacturing expenditures	2011	2010

Overhead:
Utilities	$1.0	$0.7	$0.3
Repairs, maintenance and supplies	0.9	0.6	0.3
Tooling	0.7	0.3	0.4

Manufacturing costs in the third quarter of fiscal 2011, compared with the same period in fiscal 2010, were negatively impacted by (i) an increase in manufacturing expenditures required to support the additional product sales volumes resulting from the acquisition of TWF and (ii) an increase in expenditures for tooling.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the third quarter of both fiscal years 2011 and 2010, which consists principally of component repair services (including precision component machining and industrial coating) for small aerospace turbine engines, remained relatively consistent at 2.0 million.

During the third quarter of fiscal 2011, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 14.3% of net sales, compared with $0.3 million, or 15.2% of net sales, in the comparable fiscal 2010 period.

The Repair Group’s operating income in the third quarter of both fiscal years 2011 and 2010 were essentially breakeven. The breakeven operating results in both periods were principally attributable to relatively low sales volume levels in relation to the fixed portion of the Repair Group’s operating cost structure.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the third quarter of fiscal 2011 increased 17.3% to $3.7 million, compared with $3.2 million in the comparable fiscal 2010 period. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for the third quarter of fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2011	2010

Product	$1.7	$1.6	$0.1
Contract service	1.9	1.6	0.3
Other	0.1	0.0	0.1

Total	$3.7	$3.2	$0.5

The increase in product net sales in the third quarter of fiscal 2011, compared with the same period in fiscal 2010, is principally attributable to increased net sales volumes of existing products resulting from the improvement in the global economy as well as sales of new products introduced in fiscal 2011. Contract service net sales also improved in the third quarter of fiscal 2011, compared with the same period in fiscal 2010, due to an increase in the volume of such sales to both new and existing customers. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have recently strengthened in relation to the U.S. dollar, resulting in a favorable currency impact on net sales in the third quarter of fiscal 2011 of approximately $0.2 million.

The ASC Group’s selling, general and administrative expenses were $1.3 million, or 34.5% of net sales, in the third quarter of fiscal 2011, compared with $1.1 million, or 36.2% of net sales in the comparable fiscal 2010 period, due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the third quarter of fiscal 2011 was $0.3 million, compared with $0.1 million in the same period in fiscal 2010. This improvement in operating income is principally due to (i) the favorable impact on margins from increased sales volumes and (ii) the achievement of certain efficiencies resulting in reduced labor costs in the third quarter of fiscal 2011, compared to the same period in fiscal 2010.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.8 million in the third quarter of fiscal 2011, compared with $0.5 million in the same period in fiscal 2010 principally due to (i) $0.1 million higher legal and professional expenses and (ii) $0.1 million higher consulting expenses related to the Company’s management information system.

Other/General

Interest expense was nominal in the third quarter of both fiscal 2011 and 2010.

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased $12.2 million to $6.5 million at June 30, 2011 from $18.7 million at September 30, 2010. Short-term investments decreased $3.0 million to zero at June 30, 2011 from $3.0 million at September 30, 2010. At June 30, 2011, essentially all of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $8.4 million of cash in the first nine months of fiscal 2011 compared with $10.6 million of cash provided by operating activities in the first nine months of fiscal 2010. The $8.4 million of cash provided by operating activities in the first nine months of fiscal 2011 was primarily due to (i) net income of $5.3 million, (ii) $3.6 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes and LIFO expense; (iii) a $0.6 million increase in accounts payable and (iv) a $0.4 million reduction in refundable income taxes. These items were partially offset by (i) a $1.3 million increase in inventories and (ii) a $0.3 million increase in accounts receivable. These changes in the components of working capital do not take into consideration the impact of the opening balance sheet related to the acquisition of TWF and were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers and (ii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $2.4 million in the first nine months of fiscal 2011 compared with $5.0 million in the comparable fiscal 2010 period. Capital expenditures during the first nine months of fiscal 2011 consist of $2.0 million by the ACM Group and $0.2 million by each of the ASC Group and Repair Group. In addition to the $2.4 million expended during the first nine months of fiscal 2011, $0.4 million has been committed as of June 30, 2011. The Company anticipates that total fiscal 2011 capital expenditures will be within the range of $3.0 to $3.5 million and will relate principally to the expansion of the ACM Group’s production capabilities.

As described more fully in note 10 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in December 2010 for approximately $22.7 million at closing. The acquisition was financed by using $11.0 million of the Company’s cash reserves and borrowing $11.7 million from its revolving credit facility.

In December 2010, SIFCO entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank for a maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio—measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At June 30, 2011, the interest rate was a Libor based rate, as defined in the credit agreement, plus 0.75%, or 1.25%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of June 30, 2011.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2011.

C. Impact of Newly Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, to improve the comparability of financial reporting and to facilitate the convergence of U.S. generally accepted accounting principles (“GAAP”) and international financial reporting standards (“IFRS”). The ASU amends the guidance in FASB Accounting Standards Codification (“ASC”) 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income in the statement of stockholders’ equity. The new guidance (i) requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements and (ii) provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force, to amend FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, regarding how public entities disclose supplemental pro forma information for business combinations that occur during the current year. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and it also requires public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

During the nine month period ended June 30, 2011, the following occurred:

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

There were no other changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, which would be expected to have a material effect on financial reporting.

Part II. Other Information

Item 6. (a) Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010 filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10 (i) of the Company’s Form 10-Q dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.10	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.11	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009, and incorporated herein by reference

10.12	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.13	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.15	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

14.1	Code of Ethics, files as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* 101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 11, 2011, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at June 30, 2011 and September 30, 2010, (iii) Consolidated Condensed Statements Cash Flow for the fiscal periods ended June 30, 2011 and 2010, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 11, 2011	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2011	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)