Form 10-K
period 2011-09-30
SIFCO INDUSTRIES INC
filed 2011-12-01
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $44,834,089.

The number of the Registrant’s Common Shares outstanding at October 31, 2011 was 5,288,548.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2012 (Part III).

PART I

Item 1. Business

A.	The Company

SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective plating. The products include forged components, machined forged parts and other machined metal components, remanufactured component parts for aerospace turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (i) Forged Components Group, formally referred to as the Aerospace Component Manufacturing Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.

B.	Principal Products and Services

1. Forged Components Group

The Forged Components Group (“Forge Group”) has multiple operations. SIFCO Forge is located in Cleveland, Ohio and T&W Forge is located in Alliance, Ohio. As discussed more fully in Note 14 to the consolidated financial statements included in Item 8, on October 28, 2011, SIFCO completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge) (“QAF”), which business is operated in QAF’s Orange and Long Beach, California facilities. This segment of the Company’s business consists principally of the manufacture of forged components for aerospace and energy applications. As a part of the Forge Group’s manufacturing process, the business performs forging, heat-treating and precision component machining.

Operations

The Company’s Forge Group is a manufacturer of forged components with capability ranging in size from 2 to 1,100 pounds (depending on configuration and alloy), primarily in various steel and titanium alloys, utilizing a variety of processes for applications principally in the aerospace and energy markets. The Forge Group’s products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and industrial gas turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The Forge Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.

The Forge Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located throughout North and South America and Europe. The Forge Group generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, the Forge Group believes that its sources are adequate for its business. Both SIFCO Forge and T&W Forge are ISO 9001:2000 registered with SIFCO Forge also being AS 9100:2001 certified. In addition, the Forge Group’s chemical etching/milling, non-destructive testing, and heat-treating facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.

Industry

The performance of the domestic and international air transport industry as well as government defense spending and the energy industry directly and significantly impact the performance of the Forge Group.

•

The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. After the more recent periods of negative operating results in the global commercial airline industry that was due in large part to the global economic downturn, the financial condition of the global commercial airline industry has improved. This improvement is due to strong demand in both air freight and passenger traffic, which improvements can be attributed to the subsiding of the global economic downturn. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic and (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality. There has been recent improvement in aircraft capacity utilization due to the increase in air freight and passenger traffic, which is driving demand for additional capacity. In addition to the traditional markets, emerging markets in Asia and the Middle East are driving demand for aircraft as more people are flying today than ever before. Aircraft capacity is returning to the market at about the same pace as the growth in demand for such capacity. The Forge Group believes this pattern should continue with the long-term steady growth projected by the air transport industry. The Forge Group also supplies new and spare components for military aircraft, including helicopters. Military spending has continued to be relatively strong and level in recent years. As a result of military initiatives, there has been continuing demand for both new and spare components for military customers. The Forge Group’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable, yet subject to potential changes in defense spending decisions.

•

The long-term outlook for the energy industry is for steady, continued growth. The related demand for industrial gas turbine units will continue with the increased demand from developing countries. The need for electrical power generation will be satisfied, in part, by industrial gas turbines. While no one source will meet the world’s power requirements, industrial gas turbines are increasingly being adapted to additional use applications to improve the efficiency and reliability of power projects.

It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products provided by the Forge Group. Lack of continued improvement in the global economy could result in increased credit risk associated with serving the airlines and/or their suppliers. However, the Forge Group believes that it is poised to take advantage of improvement in order demand from the commercial airframe and engine manufacturers as well as the manufacturers of industrial gas turbine engines.

Competition

While there has been some consolidation in the forging industry, the Forge Group believes there is limited opportunity to increase prices, other than for the pass-through of raw material steel and titanium alloy price increases. The Forge Group believes, however, that its demonstrated aerospace and energy expertise along with focus on quality, customer service, SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) initiatives, as well as offering a broad range of capabilities provide it with an advantage in the primary markets it serves. The Forge Group competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than the Forge Group. As customers establish new facilities throughout the world, the Forge Group will continue to encounter non-U.S. competition. The Forge Group believes it can expand its markets by (i) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (ii) developing new customers in markets whose participants require similar technical competence and service (as the aerospace and energy industries) and are willing to pay a premium for quality.

Customers

During fiscal 2011, the Forge Group had three customers, various business units of Rolls-Royce Corporation, General Electric Corporation and United Technologies Corporation, which accounted for 21%, 16% and 12%, respectively, of the Forge Group’s net sales. The net sales to these three customers, and the direct subcontractors to these three customers, accounted for 70% of the Forge Group’s net sales in fiscal 2011. The Forge Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the Forge Group. However, the Forge Group has maintained a business relationship with many of these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the Forge Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the Forge Group. The Forge Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Forge Group’s business is seasonal.

Backlog of Orders

The Forge Group’s backlog as of September 30, 2011 increased to $92.2 million, of which $74.3 million is scheduled for delivery during fiscal 2012, compared with $71.2 million as of September 30, 2010, of which $55.0 million was scheduled for delivery during fiscal 2011. The significant increase in the backlog as of September 30, 2011 compared to September 30, 2010, is primarily attributed to the addition of T&W Forge, which accounted for $15.7 million of the backlog as of September 30, 2011. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) continue to lengthen due to increased demand and the Forge Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The Forge Group believes that a likely consequence of such a shift is that customers may be placing orders further in advance than they previously did, which may result in an increase, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

2. Turbine Component Services and Repair Group

The Company’s Turbine Component Services and Repair Group (“Repair Group”) has a single operation in Minneapolis, Minnesota. This segment of the Company’s business consists principally of the repair and remanufacture of small turbine engine components principally for aerospace applications. As a part of the repair and remanufacture process, the business performs precision component machining and applies high temperature-resistant coatings to turbine engine components.

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

In general, the Company considers aerospace turbine engines that (i) possess a thrust of less than 17,500 pounds and/or (ii) are used to power aircraft that carry fewer than 100 passengers, to be small aerospace turbine engines. Historically, the Repair Group has elected to procure approvals primarily from the OEMs and currently maintains proprietary repair process approvals issued by certain of the primary small engine OEMs (e.g. Pratt & Whitney Canada, Rolls-Royce, Turbomeca, and Hamilton Sundstrand). In exchange for being granted an OEM approval, the Repair Group is obligated, in certain cases, to pay royalties to the OEM for each type of component repair that it performs utilizing the OEM-approved proprietary repair process. The Repair Group continues to be successful in procuring FAA repair process approvals. There is generally no royalty payment obligation associated with the use of a repair process approved by the FAA. To procure an OEM or FAA approval, the Repair Group is required to demonstrate its technical competence in the process of repairing such turbine engine components.

The development of remanufacturing and repair processes is an ordinary part of the Repair Group’s business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in repair processes and high temperature-resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Repair Group’s research and development expense was $0.5 and $0.4 million in fiscal 2011 and 2010, respectively.

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

Industry

The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. After the more recent periods of negative operating results in the global commercial airline industry that was due in large part to the global economic downturn, the financial condition of the global commercial airline industry has improved. This improvement is due to strong demand in both air freight and passenger traffic, which improvements can be attributed to the subsiding of the global economic downturn. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic and (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products and services provided by the Repair Group. Lack of continued improvement in the global economy could result in further reduced demand for the products and services that the Repair Group provides.

Competition

In recent years, while the absolute number of competitors has decreased as a result of industry consolidation and vertical integration, competition in the turbine engine component repair business has nevertheless increased, principally due to the increased direct involvement of the turbine engine manufacturers in the turbine engine overhaul and component repair businesses. With the presence of the OEMs in the market, there has been a general reluctance on the part of the OEMs to issue, to independent component repair companies, approvals for the repair of their newer model engines and related components. The Company believes that the Repair Group will, more likely than not, become more dependent in the future on (i) its ability to successfully procure and market FAA approved licenses and related repair processes and/or (ii) close collaboration with engine manufacturers.

Customers

The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2011, the Repair Group had three customers, consisting of various business units of Rolls-Royce Corporation, Safran Group and United Technologies Corporation, which accounted for 27%, 26% and 11%, respectively, of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.

Backlog of Orders

The Repair Group’s backlog as of September 30, 2011 decreased to $1.2 million, of which $0.3 million is scheduled for delivery during fiscal 2012 and $0.9 million is on hold, compared with $3.1 million as of September 30, 2010, of which $1.8 million was scheduled for delivery during fiscal 2011 and $1.3 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

3. Applied Surface Concepts Group

The Company’s Applied Surface Concepts Group (“ASC Group”) provides surface enhancement technologies principally related to selective plating and anodizing. Principal product offerings include (i) the development, production and sale of metal plating solutions and equipment required for selective plating and (ii) providing selective plating contract services.

Operations

Selective plating of a component is done without the use of an immersion tank. A wide variety of pure metals and alloys, principally determined by the customer’s design requirements, can be used for applications including corrosion protection, wear resistance, anti-galling, increased lubricity, increased hardness, increased electrical conductivity, and re-sizing. SIFCO Process® metal solutions include: cadmium, cobalt, copper, nickel, tin and zinc. In addition, precious metal solutions such as gold, iridium, palladium, platinum, rhodium, and silver are also provided to customers. The ASC Group has also developed a number of alloy-plating solutions such as (i) nickel-tungsten, cobalt chromium carbide and nickel-cobalt solutions that can be used as more environmentally friendly alternatives for hexavalent chromium plating solutions and (ii) low hydrogen embrittlement zinc-nickel and tin-zinc solutions that can be used as more environmentally friendly alternatives for cadmium plating solutions.

The ASC Group can either (i) supply selective plating chemicals and equipment to customers desiring to perform selective plating in-house or (ii) provide manual or semi-automated contract selective plating services at either the customer’s site or at one of the ASC Group’s facilities. The ASC Group operates four U.S. facilities in geographic areas strategically located in proximity to its major customers (Cleveland, Ohio / Hartford, Connecticut / Norfolk, Virginia / Houston, Texas) and three in Europe (Birmingham, England / Paris, France / Rattvik, Sweden). The scope of selective plating work includes part salvage and repair, part refurbishment, and new part enhancement. Selective plating solutions are produced in the Cleveland, Ohio and Birmingham, England facilities.

The ASC Group generally has multiple sources available for its raw materials, which consist primarily of industrial chemicals and metal salts and, therefore, does not have a high dependence upon a single source for the supply of key raw materials. Management believes that its sources of raw materials are adequate to support its business. The ASC Group maintains recognized industry brand names including: SIFCO Process®, Copper Select®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2008 and AS 9100 certifications. In addition, two of its facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Two of the service centers are FAA approved repair shops. Other ASC Group approvals include ARR (American Railroad Registry), JRS (Japan Registry of Shipping), and KRS (Korean Registry of Shipping).

Industry

Selective plating occupies a niche within the broader metal finishing industry. The ASC Group’s selective plating process is used to provide functional, engineered finishes rather than decorative finishes, and it serves many markets including aerospace, medical, electric power generation, and oil and gas. In its planning and decision making processes, management of the ASC Group monitors and evaluates precious metal prices, global manufacturing activity, internal labor capacity, technological developments in surface enhancement, and the exploration and production activities relative to oil and gas products. The diversity of industries served helps to mitigate the impact of economic cycles on the ASC Group.

Competition

Although the Company believes that the ASC Group is the world’s largest selective plating company, there are several companies globally that manufacture and sell selective plating finishing solutions and equipment and/or provide contract selective plating services. The ASC Group seeks to differentiate itself through its technical support and research and development capabilities. The ASC Group also competes with other surface enhancement technologies such as welding and metal spray.

Customers

During fiscal 2011, the ASC Group had one customer, Halliburton Company, which accounted for 10% of the ASC Group’s net sales. The ASC Group has a customer base of over 1,000 customers. Approximately 10 customers, who operate in a variety of industries, accounted for approximately 25% of the ASC Group’s fiscal 2011 net sales. No material part of the ASC Group’s business is seasonal.

Backlog of Orders

Due to the nature of its business (i.e. shorter lead times for its products and services), the ASC Group had no material backlog at September 30, 2011 and 2010.

4. General

For financial information concerning the Company’s reportable segments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and Note 12 to consolidated financial statements included in Item 8.

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

The number of the Company’s employees increased from approximately 300 at the beginning of fiscal 2011 to approximately 360 employees at the end of fiscal 2011. The Company is party to collective bargaining agreements with certain employees located at its Forge Group’s Cleveland, Ohio (expires in May 2015) and Alliance, Ohio (expires in July 2013) facilities and at its Repair Group’s Minneapolis, Minnesota facility (expires in July 2014).

E.	Non-U.S. Operations

The Company’s products and services are distributed and performed in both U.S. and non-U.S. markets. The Company commenced its operations in the United Kingdom and France as a result of an acquisition of a business in 1992. The Company commenced its operations in Sweden as a result of an acquisition of a business in 2006. Wholly-owned subsidiaries operate the Company’s service and distribution facilities in the United Kingdom, France and Sweden.

Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 12 to the consolidated financial statements included in Item 8.

As of September 30, 2011, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Item 2. Properties

The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2011 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•

The Repair Group operates a single, owned facility in Minneapolis, Minnesota with a total of 59,000 square feet and is involved in the repair and remanufacture of principally small aerospace turbine engine components.

•

The Forge Group operates in multiple facilities - (i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, and (ii) a leased 450,000 square foot facility located in Alliance, Ohio, As discussed more fully in Note 14 to the consolidated financial statements included in Item 8, on October 28, 2011, SIFCO completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge) (“QAF”), which business is operated in QAF’s Orange and Long Beach, California facilities. QAF’s facilities are leased and aggregate approximately 66,000 square feet.

•

The ASC Group is headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. The ASC Group leases space aggregating 52,000 square feet for sales offices and/or for its contract selective plating services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. The ASC Group also operates in an owned 3,000 square foot facility in Rattvik, Sweden.

•

The Company owns a building located in Cork, Ireland (59,000 square feet) that is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold in fiscal 2007.

Item 3. Legal Proceedings

In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are traded on the NYSE Euronext exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$16.97	$12.06	$16.25	$13.18
Second Quarter	17.68	15.91	17.07	12.30
Third Quarter	17.88	15.63	17.25	10.11
Fourth Quarter	19.96	16.22	12.13	9.40

Dividends and Shares Outstanding

The Company declared a special cash dividend of $0.20 per Common Share in fiscal 2011 but does not necessarily anticipate paying regular dividends on an annual basis in the future. The Company currently intends to retain all of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2011, there were approximately 644 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and power generation industries in particular, of the global economic outlook, including the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services; (7) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (8) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (9) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (10) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (11) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, precision component machining, and selective plating. The products include forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (1) Forged Components Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected build rate for industrial gas turbine engines, (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iv) anticipated exploration and production activities relative to oil and gas products, etc.

A.	Results of Operations

1. Fiscal Year 2011 Compared with Fiscal Year 2010

Net sales in fiscal 2011 increased 28.9% to $107.4 million, compared with $83.3 million in fiscal 2010. Net income in fiscal 2011 was $7.4 million, compared with $5.4 million in fiscal 2010. On December 10, 2010, through its wholly-owned subsidiary, T&W Forge, LLC (“TWF”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc.

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for fiscal 2011 include the results of TWF from the date of its acquisition. Net sales in fiscal 2011 increased 35.5% to $84.1 million, compared with $62.1 million in fiscal 2010. The Forge Group produces forged components for (i) turbine engines that power commercial business and regional aircraft as well as military transport and surveillance aircraft; (ii) airframe applications for such aircraft; (iii) armored military vehicles; (iv) industrial gas turbine engines for power generation units; and (v) other commercial applications. Net sales comparative information for fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Net Sales	2011	2010
Aerospace components for:
Fixed wing aircraft	$36.3	$30.8	$5.5
Rotorcraft	26.4	29.3	(2.9)
Engine components for power generation units	16.2	0.0	16.2
Commercial product sales and other revenue	5.2	2.0	3.2

Total	$84.1	$62.1	$22.0

The increase in net sales of forged components for fixed wing aircraft during fiscal 2011, compared with fiscal 2010, is principally due to increased demand for spare components for turbine engines. The decrease in net sales of forged components for rotorcraft is principally attributable to reduced sales volume as a result of a large customer adjusting its inventory levels of certain components. The increase in net sales of engine components for power generation units and commercial products is due to the impact of the acquisition of TWF during the first quarter of fiscal 2011.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $31.8 million in fiscal 2011, compared with $34.0 million in fiscal 2010. This decrease is primarily attributable to a decline in the sales volumes of components associated with several military programs. Demand for additional military helicopters and related replacement components are the primary driver of sales demand of components that are for military applications.

The Forge Group’s selling, general and administrative expenses increased $2.4 million to $6.5 million, or 7.7% of net sales, in fiscal 2011, compared with $4.1 million, or 6.5% of net sales, in fiscal 2010. The increase in selling, general and administrative expenses is principally due to (i) $1.9 million amortization of intangible assets related to the acquisition of TWF, (ii) increased depreciation and consulting costs related to the recently implemented company-wide management information system and (iii) fiscal 2010 having been favorably impacted by the recovery of previously reserved accounts receivable. These increases were partially offset by a reduction in incentive expense.

The Forge Group’s operating income increased $3.1 million to $13.0 million in fiscal 2011, compared with $9.9 million in fiscal 2010. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Operating Income	2011	2010
Operating income	$13.0	$9.9	$3.1
LIFO expense	0.5	0.2	0.3

Operating income without LIFO expense	$13.5	$10.1	$3.4

Operating income was favorably impacted principally by the increase in gross profit that resulted from the additional product sales volumes generated from the acquisition of TWF plus the benefit of lower raw material costs - the raw material component of manufacturing costs was approximately 39.2% of net sales in fiscal 2011, compared with 40.4% of net sales in fiscal 2010, due primarily to product mix. These favorable items were partially offset by (i) the negative impact of the aforementioned $1.9 million amortization of intangible assets and (ii) higher labor costs principally related to the mix of product - a higher concentration of products, with higher labor content, were sold in fiscal 2011 compared to fiscal 2010.

The following changes in the components of the Forge Group’s manufacturing expenditures in fiscal 2011, a portion of which was due to the acquisition of TWF, compared with the same period in fiscal 2010, also impacted operating income:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Manufacturing expenditures	2011	2010
Overhead:
Utilities	$4.4	$3.4	$1.0
Repairs, maintenance and supplies	3.4	2.7	0.7
Depreciation	1.5	1.0	0.5
Tooling	2.6	1.2	1.4

Manufacturing costs in fiscal 2011, compared with the same period in fiscal 2010, were negatively impacted by (i) an increase in manufacturing expenditures required to support the additional product sales volume resulting from the acquisition of TWF, (ii) an increase in water consumption, partially offset by a decrease in the cost of natural gas; (iii) an increase in depreciation expense primarily due to assets acquired from TWF and (iv) an increase in expenditures for tooling.

Turbine Component Services and Repair Group (“Repair Group”)

During fiscal 2011, net sales, which consist principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, increased 1.3% to $9.0 million, compared with $8.9 million in fiscal 2010.

During fiscal 2011, the Repair Group’s selling, general and administrative expenses were $1.6 million, or 17.5% of net sales, compared with $1.2 million, or 13.8% of net sales, in fiscal 2010. The Repair Group’s increase in selling, general and administrative expenses is principally attributable to $0.2 million of expense related to the impairment of a long-lived asset.

The Repair Group’s operating loss in fiscal 2011 was $0.3 million, compared to essentially breakeven results in the comparable period in fiscal 2010. The decrease in operating income was principally attributable to the additional expense recorded related to the impairment of a long-lived asset.

Applied Surface Concepts Group (“ASC Group”)

Net sales in fiscal 2011 increased 15.7% to $14.2 million, compared with $12.2 million in fiscal 2010. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for fiscal 2011 and 2010, respectively, is as follows:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Net Sales	2011	2010
Product	$6.6	$6.1	$0.5
Contract service	7.4	5.9	1.5
Other	0.2	0.2	0.0

Total	$14.2	$12.2	$2.0

The increase in product net sales in fiscal 2011 compared to fiscal 2010 is attributed to an increase in net sales volumes of existing products, as well as certain new products launched in fiscal 2011, to both new and existing customers. The increase in contract service net sales in fiscal 2011, compared with fiscal 2010, is attributed to an increase in the volume of such sales to both new and existing customers due to an increased emphasis on contract service sales and improvements in the global economy, including the oil and gas industry. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies, which have recently strengthened in relation to the U.S. dollar, resulting in a favorable currency impact on net sales in fiscal 2011 of approximately $0.2 million.

The ASC Group’s selling, general and administrative expenses were $4.8 million, or 33.7% of net sales, in fiscal 2011, compared with $4.4 million, or 36.1% of net sales in fiscal 2010. The increase in selling, general and administrative expenses is principally attributable to (i) increased variable selling expenses, which includes an increase in sales promotion efforts and (ii) increased consulting costs related to the recently implemented company-wide management information system.

The ASC Group’s operating income in fiscal 2011 was $1.0 million, compared with $0.2 million in the same period in fiscal 2010. This improvement in operating income is principally due to (i) the favorable impact on margins from increased sales volumes and (ii) the achievement of certain efficiencies resulting in reduced labor costs that occurred in fiscal 2011, compared to the same period in fiscal 2010. This was partially offset by higher material cost as a percentage of net sales due to product mix.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, increased $0.7 million to $2.9 million in fiscal 2011, compared with $2.2 million in fiscal 2010 principally due to (i) $0.4 million higher legal and professional expenses primarily resulting from costs associated with acquisition activities, (ii) $0.2 million higher compensation and related benefits costs and (iii) a $0.1 million increase in corporate governance related costs resulting from a restructuring of director compensation.

Other/General

Interest expense was $0.1 million in both fiscal 2011 and 2010. As described more fully in note 4 to the consolidated financial statements, the Company entered into a new $30.0 million revolving credit agreement with its bank in the first quarter of fiscal 2011. In connection with the December 2010 acquisition of TWF, the Company borrowed $11.6 million from its revolving credit agreement, which amount has been reduced to $1.2 million at September 30, 2011. The average outstanding balance on the revolving credit agreement from the date of acquisition of TWF through September 30, 2011 was approximately $5.2 million, with an effective interest rate of 1.3% plus a 0.14% commitment fee expense on the unused balance of the revolving credit agreement.

Other income, net consists principally of $0.4 million of rental income earned from the lease of the Cork, Ireland facility.

The Company believes that inflation did not materially affect its results of operations in either fiscal 2011 or 2010, and does not expect inflation to be a significant factor in fiscal 2012.

B.	Liquidity and Capital Resources

Cash and cash equivalents decreased to $6.4 million at September 30, 2011, compared with $18.7 million at September 30, 2010, and short-term investments decreased $3.0 million to zero at September 30, 2011, compared with $3.0 million at September 30, 2010. At September 30, 2011, essentially all of the $6.4 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $10.2 million of cash in fiscal 2011, compared with $9.9 million in fiscal 2010. The $10.2 million of cash provided by operating activities in fiscal 2011 was primarily due to (i) net income of $7.4 million, (ii) $5.2 million from the net impact of such non-cash items as depreciation and amortization expense, deferred taxes and LIFO expense; (iii) a $0.6 million increase in accounts payable and other liabilities and (iv) a $0.4 million reduction in refundable income taxes. These items were partially offset by (i) a $1.6 million increase in inventories and (ii) a $2.3 million increase in accounts receivable. These changes in the components of working capital do not reflect the impact of the opening balance sheet related to the acquisition of TWF and were due primarily to factors resulting from normal business conditions of the Company, including (i) the relative timing of collections from customers and (ii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $3.3 million in fiscal 2011 compared with $6.7 million in fiscal 2010. Capital expenditures during fiscal 2011 consisted of $2.8 million by the Forge Group, $0.3 million by the ASC Group and $0.2 million by the Repair Group. In addition to the $3.3 million expended during fiscal 2011, $0.4 million has been committed as of September 30, 2011. The Company anticipates that total fiscal 2012 capital expenditures will be within the range of $3.0 to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities across all three of the Company’s business groups.

In the fourth quarter of fiscal 2011, the Company declared a special cash dividend of $0.20 per common share, which will result in a cash expenditure of $1.1 million during first quarter of fiscal 2012.

As described more fully in note 13 to the consolidated financial statements, the Company acquired a forging business in December 2010 for approximately $22.6 million. The acquisition was financed by using $11.0 million of the Company’s cash reserves and borrowing $11.6 million from its revolving credit facility.

In December 2010, the Company entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank for a maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At September 30, 2011, the interest rate was a Libor based rate, as defined in the Credit Agreement, plus 0.75%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of September 30, 2011.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2012.

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

Impairment of Goodwill

Goodwill is the excess of the purchase price paid over the fair value of the net assets of an acquired business. The determination of the fair value of assets and liabilities acquired typically involves obtaining independent appraisals of certain tangible and intangible assets and may require management to make certain assumptions and estimates regarding future events. Goodwill is not amortized, but is subject to an impairment testing annually or more frequently if events or changes in circumstances indicate that goodwill may be impaired.

For the purposes of impairment testing, goodwill acquired in a business combination is allocated to the reporting entity expected to benefit from the business combination. Goodwill impairment testing involves the comparison of the fair value of a reporting unit, which is determined by its discounted cash flows, with its carrying value. The Company allocates the fair value of the reporting unit to all of its assets, other than goodwill, and liabilities. Any remaining unallocated fair value is then allocated to goodwill as its implied fair value. The amount of impairment loss is equal to the excess of the carrying value of goodwill over the implied fair value of goodwill.

Purchase Price Allocations

The costs of business acquisitions are allocated to the acquired assets and liabilities based on their respective fair value at the time of the acquisition. The determination of fair values typically involves obtaining independent appraisals of certain tangible and intangible assets and may require management to make certain assumptions and estimates regarding future events. In determining fair value, management may develop a number of possible future cash flow scenarios to which probabilities are judgmentally assigned and evaluated. This allocation process impacts the Company’s reported assets and liabilities and future net income.

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

E. Impact of Newly Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles – Goodwill and Other, which allows an entity to first assess the qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company adopted this ASU during the fourth quarter of fiscal 2011.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan which requires the Company to provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The ASU is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability of financial reporting and to facilitate the convergence of U.S. generally accepted accounting principles and international financial reporting standards. The ASU amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income in the statement of stockholders’ equity. The new guidance (i) requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements and (ii) provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force, to amend ASC 805, Business Combinations, regarding how public entities disclose supplemental pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and it also requires public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2011. Our audits of the basic financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
December 1, 2011

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Years Ended September 30,
	2011	2010
Net sales	$107,357	$83,270
Operating expenses:
Cost of goods sold	80,916	63,529
Selling, general and administrative expenses	13,582	11,860
Amortization of intangible assets	1,917	0
Loss (gain) on disposal or impairment of operating assets	87	(34)

Total operating expenses	96,502	75,355

Operating income	10,855	7,915
Interest income	(46)	(57)
Interest expense	128	71
Foreign currency exchange loss (gain)	5	(23)
Other income, net	(470)	(470)

Income before income tax provision	11,238	8,394
Income tax provision	3,789	3,032

Net income	$7,449	$5,362

Net income per share
Basic	$1.41	$1.01
Diluted	$1.40	$1.00
Weighted-average number of common shares (basic)	5,279	5,300
Weighted-average number of common shares (diluted)	5,317	5,344

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,431	$18,671
Short-term investments	0	3,020
Receivables, net	20,739	17,182
Inventories	10,239	6,272
Refundable income taxes	281	692
Deferred income taxes	1,500	1,502
Prepaid expenses and other current assets	468	627

Total current assets	39,658	47,966
Property, plant and equipment:
Land	579	579
Buildings	14,097	13,642
Machinery and equipment	52,894	44,350

	67,570	58,571
Accumulated depreciation	40,012	37,822

Property, plant and equipment, net	27,558	20,749
Intangible assets, net	8,506	0
Goodwill	3,493	0
Other assets	796	935

Total assets	$80,011	$69,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$30	$108
Accounts payable	9,778	7,939
Accrued liabilities	4,626	4,287

Total current liabilities	14,434	12,334
Long-term debt, net of current maturities	1,186	35
Deferred income taxes	2,233	2,359
Other long-term liabilities	8,749	6,883
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,335 shares in 2011 and 5,325 shares in 2010; outstanding 5,299 shares in 2011 and 5,259 shares in 2010	5,335	5,325
Additional paid-in capital	7,032	6,983
Retained earnings	54,122	47,733
Accumulated other comprehensive loss	(12,702)	(11,310)
Common shares held in treasury at cost, 36 shares in 2011 and 66 shares in 2010	(378)	(692)

Total shareholders’ equity	53,409	48,039

Total liabilities and shareholders’ equity	$80,011	$69,650

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$7,449	$5,362
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,386	1,895
Gain on disposal of property, plant and equipment	(132)	(34)
LIFO provision	479	175
Deferred income taxes	(108)	436
Share transactions under employee stock plan	373	519
Asset impairment charges	219	0
Changes in operating assets and liabilities:
Receivables	(2,288)	(218)
Inventories	(1,621)	1,090
Refundable income taxes	411	197
Prepaid expenses and other current assets	276	(32)
Other assets	139	299
Accounts payable	215	321
Accrued liabilities	(98)	(280)
Other long-term liabilities	520	148

Net cash provided by operating activities	10,220	9,878
Cash flows from investing activities:
Acquisition of business	(22,566)	0
Maturity of short-term investments	3,000	0
Capital expenditures	(3,293)	(6,747)
Purchase of short-term investments	0	(3,039)
Proceeds from disposal of property, plant and equipment	146	55

Net cash used for investing activities	(22,713)	(9,731)
Cash flows from financing activities:
Proceeds from revolving credit agreement	33,844	0
Repayments of revolving credit agreement	(32,660)	0
Dividends paid	(789)	(529)
Repurchase of common shares	0	(692)
Repayments of capital lease obligations and other long-term debt	(112)	(109)

Net cash provided by (used for) financing activities	283	(1,330)

Decrease in cash and cash equivalents	(12,210)	(1,183)
Cash and cash equivalents at beginning of year	18,671	19,875
Effect of exchange rate changes on cash and cash equivalents	(30)	(21)

Cash and cash equivalents at end of year	$6,431	$18,671

Supplemental disclosure of cash flow information:
Cash paid for interest	$(125)	$(58)
Cash paid for income taxes, net	$(2,721)	$(2,070)
Non-cash financing transactions:
Dividends declared but not paid	$(1,060)	$(789)

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held in Treasury	Total Shareholders’ Equity
Balance – September 30, 2009	$5,298	$6,490	$43,160	$(9,703)	$0	$45,245
Comprehensive income:
Net income	0	0	5,362	0	0	5,362
Foreign currency translation adjustment	0	0	0	(1,079)	0	(1,079)
Retirement liability adjustment, net of tax	0	0	0	(528)	0	(528)

Total comprehensive income						3,755
Dividend declared	0	0	(789)	0	0	(789)
Performance share expense	0	325	0	0	0	325
Repurchase of common shares	0	0	0	0	(692)	(692)
Share transactions under employee stock plans	27	168	0	0	0	195

Balance – September 30, 2010	$5,325	$6,983	$47,733	$(11,310)	$(692)	$48,039
Comprehensive income:
Net income	0	0	7,449	0	0	7,449
Foreign currency translation adjustment	0	0	0	(45)	0	(45)
Retirement liability adjustment, net of tax	0	0	0	(1,347)	0	(1,347)

Total comprehensive income						6,057
Dividend declared	0	0	(1,060)	0	0	(1,060)
Performance and restricted share expense	0	373	0	0	0	373
Share transactions under employee stock plans	10	(324)	0	0	314	0

Balance – September 30, 2011	$5,335	$7,032	$54,122	$(12,702)	$(378)	$53,409

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended September 30, 2011 and 2010

(Dollars in thousands, except share and per share data)

1.	Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS

SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective plating. The products include forged components, machined forged parts and other machined metal parts, remanufactured components for turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (i) Forged Components Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits at September 30, 2011.

D. SHORT-TERM INVESTMENTS

In general, short-term investments have a maturity of three months to one year at the date of purchase. Short-term investments classified as held-to-maturity are recorded at cost, which approximates fair value.

E. CONCENTRATIONS OF CREDIT RISK

Receivables are presented net of allowance for doubtful accounts of $664 and $582 at September 30, 2011 and 2010, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2011 and 2010, $133 and $236 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $196 and $185 in fiscal 2011 and 2010, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. Approximately 49% of the Company’s net sales in fiscal 2011 were to four (4) of its largest customers, with an additional 18% of combined net sales to various direct subcontractors to these customers. No other single group or customer represents greater than 5% of total net sales in fiscal 2011. At September 30, 2011, approximately 45% of the Company’s outstanding net accounts receivable were due from four (4) of its largest customers, with an additional 24% due from various direct subcontractors to these customers. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2011.

F. INVENTORY VALUATION

Inventories are stated at the lower of cost or market. For a portion of the Forge Group’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 54% and 58% of the Company’s inventories at September 30, 2011 and 2010, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $1,398 and $1,191 at September 30, 2011 and 2010, respectively.

G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 50 years; (ii) machinery and equipment, including office and computer equipment - 3 to 30 years, (iii) software - 1 to10 years and (iv) leasehold improvements - 3 to5 years.

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment charges of $219 were recorded in fiscal 2011 related to certain machinery and equipment of the Company’s Repair Group. The impairment is recorded in loss (gain) on disposal or impairment of operating assets in the accompanying statements of operations. The machinery and equipment was determined to be impaired and, therefore, the carrying value of such assets was reduced to its net realizable value.

The Company’s Irish subsidiary sold its operating business and retained ownership of its Cork, Ireland facility after the business was sold. This property is subject to a lease arrangement with the acquirer of the business. At September 30, 2011, the carrying value of the property is $1,863 and is included in corporate identifiable assets (see Note 12). Rental income of $443 was recognized in both fiscal 2011 and 2010, and is recorded in other income on the consolidated statements of operations.

H. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to annual impairment testing and the Company has selected July 1 as the annual impairment testing date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If so, then a two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is not required. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.

Intangible assets consist of identifiable intangibles acquired or recognized in the accounting for the acquisition of a business and include such items as a trade name, a non-compete agreement, below market lease, customer relationships and order backlog. Intangible assets are amortized over their useful lives ranging from less than one year to ten years.

I. NET INCOME PER SHARE

The Company’s net income per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company’s outstanding stock options under the treasury stock method. The dilutive effect of the Company’s stock options was 38,000 and 44,000 shares for the years ended September 30, 2011 and 2010, respectively. However, during periods when operating losses may occur, outstanding stock options would not be included in the calculation of net loss per diluted share because such inclusion would be anti-dilutive.

J. REVENUE RECOGNITION

The Company recognizes revenue in accordance with the relevant portions of the guidance provided by the United States Securities and Exchange Commission (“SEC”) related to revenue recognition in financial statements. Revenue is generally recognized when products are shipped or services are provided to customers.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

K. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-08, Intangibles – Goodwill and Other, which allows an entity to first assess the qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. Under this new guidance, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on qualitative assessment, that it is more likely than not that its fair value is less than the carrying amount. The ASU is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. The Company adopted this ASU during the fourth quarter of fiscal 2011.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations – a consensus of the FASB Emerging Issues Task Force, to amend Accounting Standard Codification (“ASC”) 805, Business Combinations, regarding how public entities disclose supplemental pro forma information for business combinations. Under the amended guidance, a public entity that presents comparative financial statements must disclose the revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the prior annual reporting period and it also requires public entities to provide a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to business combination(s) that are included in the reported pro forma revenue and earnings. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2010, FASB issued ASU 2010-06 to improve disclosures about fair value measurements, which amends the ASC related to fair value measurements and disclosures. This amendment to the ASC will add new requirements for disclosures about transfers into and out of fair value hierarchy Levels 1, 2 and 3 and separate disclosures about purchases, sales, issuances and settlements relating to fair value hierarchy Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosure requirements for plan assets for defined benefit pensions and other postretirement benefit plans. Under the new guidance it is required that disclosures be provided by classes of assets instead of by major categories of assets. The Company has adopted this new disclosure, which did not have a material impact on its consolidated financial statements. The requirement to provide fair value hierarchy Level 3 activity of purchases, sales, issuances and settlements on a gross basis, was to be effective for fiscal years beginning on or after December 15, 2010 and for interim periods within those fiscal years.

L. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan which requires the Company to provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The ASU is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued an ASU 2011-05, Presentation of Comprehensive Income, to improve the comparability of financial reporting and to facilitate the convergence of U.S. generally accepted accounting principles and international financial reporting standards. The ASU amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income in the statement of stockholders’ equity. The new guidance (i) requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements and (ii) provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

M. USE OF ESTIMATES

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

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

N. DERIVATIVE FINANCIAL INSTRUMENTS

The Company has from time-to-time utilized derivative instruments as part of the management of its financial risk exposure. The Company has no derivative instruments held for either hedging or trading purposes. Derivative instruments, when used, are put into place to hedge specific financial risk exposure. To qualify as a hedge, the item to be hedged must expose the Company to financial risk and the hedging instrument must effectively reduce that risk. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive loss in the shareholders’ equity section of the consolidated balance sheets. Ineffective portions of changes in the fair value of the derivative instrument, to the extent they may exist, are recognized in the consolidated statements of operations.

Historically, the Company has been able to mitigate the impact of foreign currency risk, to the extent it existed, by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk was mitigated only for the periods for which the Company had foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2011 and 2010, the Company had no foreign currency exchange contracts outstanding.

O. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $946 and $661 in fiscal 2011 and 2010, respectively.

P. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income is included on the consolidated statements of shareholders’ equity. The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2011	2010
Foreign currency translation adjustment, net of income tax benefit of $410 and $420, respectively	$(5,770)	$(5,725)
Net pension liability adjustment, net of income tax benefit of $4,169 and $3,391, respectively	(6,920)	(5,585)
Other	(12)	0

Total accumulated other comprehensive loss	$(12,702)	$(11,310)

Q. INCOME TAXES

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s non-U.S. subsidiaries also file tax returns in various jurisdictions, including Ireland, the United Kingdom, France and Sweden. The Company has not provided U.S. deferred income taxes on certain cumulative earnings of non-U.S. subsidiaries that have been reinvested indefinitely. A U.S. deferred income tax provision has been made for the balance of the earnings of the non-U.S. subsidiaries.

The Company provides deferred income taxes for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Such taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements in excess of amounts currently deductible for tax purposes. Deferred tax liabilities result principally from tax depreciation in excess of book depreciation and unremitted foreign earnings.

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

R. RECLASSIFICATIONS

Certain amounts in prior years may have been reclassified to conform to the 2011 consolidated financial statement presentation.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

2.	Short-Term Investments

Short-term investments consist of corporate debt instruments that are due in less than one year, which are intended to be held until maturity and amounted to $3,020, which approximates fair value at September 30, 2010. All short-term investments matured during fiscal year 2011, resulting in no short-term investments at September 30, 2011.

3.	Inventories

Inventories at September 30 consist of:

	2011	2010
Raw materials and supplies	$4,216	$1,846
Work-in-process	3,194	2,624
Finished goods	2,829	1,802

Total inventories	$10,239	$6,272

If the FIFO method had been used for the entire Company, inventories would have been $7,974 and $7,495 higher than reported at September 30, 2011 and 2010, respectively.

4.	Goodwill and Intangible Assets

The Company’s goodwill and intangible assets by major asset class subject to amortization as of September 30, 2011 consist of:

	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$900	$73	$827
Non-compete agreement	5 years	500	81	419
Below market lease	5 years	900	145	755
Customer relationships	10 years	6,800	548	6,252
Order backlog	1 year	1,300	1,047	253
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$1,917	$8,506

Amortization expense associated with the indentified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2012	$1,302
Fiscal year 2013	1,050
Fiscal year 2014	1,050
Fiscal year 2015	1,050
Fiscal year 2016	824

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company’s goodwill is related to the acquisition of the business and related assets of T&W Forge, Inc. in fiscal 2011 and all of it is deductible for tax purposes. Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. The Company initially assessed qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Through the Company’s assessment of its earnings performance, cash flow, growth in relation to industry statistics, and other factors, the Company determined that it is not more likely than not that the fair value of its reporting units is less than its carrying amount and, accordingly, the first and second steps of the goodwill impairment test are not required. The Company concluded that no impairment exists as of September 30, 2011.

5.	Accrued Liabilities

Accrued liabilities at September 30 consist of:

	2011	2010
Accrued employee compensation and benefits	$1,792	$1,642
Accrued workers’ compensation	674	945
Accrued dividends	1,060	789
Other accrued liabilities	1,100	911

Total accrued liabilities	$4,626	$4,287

6.	Government Grants

In previous periods the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2011 and 2010, which amounted to $375 and $401, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

7.	Long-Term Debt

Long-term debt at September 30 consists of:

	2011	2010
Revolving credit agreement	$1,184	$0
Capital lease obligations	28	138
Other	4	5

	1,216	143
Less – current maturities	30	108

Total long-term debt	$1,186	$35

In December 2010, the Company entered into a new five (5) year revolving credit agreement (the “Credit Agreement”) with a bank for a maximum amount of $30.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the Credit Agreement (i) bears interest at a rate equal to Libor plus 0.75% to 1.75%, with such percentage being based on the Company’s leverage ratio - measured as the ratio of outstanding indebtedness to EBITDA, (ii) is subject to a commitment fee ranging from 0.10% to 0.25% on the unused balance and (iii) is subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. At September 30, 2011, the interest rate was 1.00%, which is a Libor based rate, as defined in the Credit Agreement, plus 0.75%. In December 2010, the Company also cancelled its then existing $8.0 million revolving credit facility. The Company was in compliance with all applicable loan covenants as of September 30, 2011.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

8.	Income Taxes

The components of income before income tax provision are as follows:

	Years Ended September 30,
	2011	2010
U.S	$10,388	$8,045
Non-U.S	850	349

Income before income tax provision	$11,238	$8,394

The income tax provision consists of the following:

	Years Ended September 30,
	2011	2010
Current income tax provision:
U.S. federal	$2,486	$1,967
U.S. state and local	463	320
Non-U.S	162	103

Total current tax provision	3,111	2,390
Deferred income tax provision (benefit):
U.S. federal	627	582
U.S. state and local	(62)	84
Non-U.S	113	(24)

Total deferred tax provision	678	642

Income tax provision	$3,789	$3,032

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2011	2010
Income before income tax provision	$11,238	$8,394
Less-U.S. state and local income tax provision	401	404

Income before U.S. and non-U.S. federal income tax provision	$10,837	$7,990

Income tax provision at U.S. federal statutory rates	$3,693	$2,716
Tax effect of:
Business expenses (deductible) not deductible for tax	(208)	13
Undistributed earnings of non-U.S. subsidiaries	132	(18)
State and local income taxes	401	412
Federal tax credits	(289)	0
Other	60	(91)

Income tax provision	$3,789	$3,032

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2011	2010
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$592	$645
Employee benefits	2,910	2,331
Inventory reserves	641	614
Asset impairment reserve	435	352
Allowance for doubtful accounts	190	158
Foreign tax credits	3,221	3,099
Other	149	148

Total deferred tax assets	8,138	7,347

Deferred tax liabilities:
Depreciation	(3,336)	(2,810)
Unremitted foreign earnings	(5,083)	(4,839)
Other	0	(91)

Total deferred tax liabilities	(8,419)	(7,740)

Net deferred tax liabilities	(281)	(393)
Valuation allowance	(452)	(464)

Net deferred tax liabilities	$(733)	$(857)

At September 30, 2011, the Company has a non-U.S. tax loss carryforward of approximately $5,458, which relates to the Company’s Irish subsidiary that ceased operations in 2007. A valuation allowance has been recorded against the deferred tax asset related to this non-U.S. tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumed operations. The non-U.S. tax loss carryforward does not expire.

The Company recognized reductions of the valuation allowance against its net deferred tax assets in fiscal years 2011 and 2010 of $12 and $3, respectively.

Cumulative undistributed earnings of non-U.S. subsidiaries for which no U.S. deferred federal income tax liabilities have been established were approximately $1,968 at September 30, 2011. The incremental U.S. federal income tax related to any repatriation of these cumulative foreign earnings is indeterminable currently. The incremental foreign withholding taxes associated with a repatriation of all such earnings would approximate $54.

The Company reported liabilities for uncertain tax positions, which includes any related interest and penalties, in fiscal 2011 and 2010 of $96 and $63, respectively. During fiscal 2011, the Company recognized a nominal amount for interest and no amount for penalties. Based on the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next 12 months by approximately $27, which would be recorded through income tax expense. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2011	2010
Balance at beginning of year	$63	$58
Increase due to tax positions taken in current year	46	5
Increase due to tax positions taken in prior years	14	0
Lapse of statute of limitations	(27)	0

Balance at end of year	$96	$63

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. In 2010, the Internal Revenue Service completed an audit of the Company’s federal income tax return for fiscal 2007, the outcome of which resulted in $92 of additional taxes being owed by the Company. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to fiscal year 2006.

9.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the Company’s defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, was frozen in 2003. Consequently, although the plan otherwise continues, the plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2011	2010
Service cost	$273	$302
Interest cost	1,059	1,050
Expected return on plan assets	(1,454)	(1,411)
Amortization of prior service cost	117	142
Amortization of net loss	682	537
Early retirement expense	61	0

Net pension expense (income) for defined benefit plan	$738	$620

The status of all defined benefit pension plans at September 30 is as follows:

	2011	2010
Benefit obligations:
Benefit obligations at beginning of year	$21,889	$19,600
Service cost	273	302
Interest cost	1,059	1,050
Amendments	0	0
Actuarial loss	1,821	1,486
Benefits paid	(1,073)	(549)
Early retirement expense	61	0

Benefit obligations at end of year	$24,030	$21,889

Plan assets:
Plan assets at beginning of year	$16,653	$15,388
Actual return on plan assets	364	1,484
Employer contributions	698	330
Benefits paid	(1,073)	(549)

Plan assets at end of year	$16,642	$16,653

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	Plans in which Assets Exceed Benefit Obligations at		Plans in which Benefit Obligations Exceed Assets at
	September 30,		September 30,
	2011	2010	2011	2010
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$772	$910	$(8,160)	$(6,146)
Amounts recognized in accumulated other comprehensive loss:
Net loss	562	344	10,449	8,437
Prior service cost	39	132	39	63

Net amount recognized in the consolidated balance sheets	$1,373	$1,386	$2,328	$2,354

Amounts recognized in the consolidated balance sheets are:
Other assets	$772	$910	$0	$0
Other long-term liabilities	0	0	(8,160)	(6,146)
Accumulated other comprehensive loss – pretax	601	476	10,488	8,500

Net amount recognized in the consolidated balance sheets	$1,373	$1,386	$2,328	$2,354

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2012 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$0	$840
Prior service cost	39	8

Total	$39	$848

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended
	September 30,
	2011	2010
Discount rate for liabilities	4.2%	4.9%
Discount rate for expenses	5.0%	5.5%
Expected return on assets	8.3%	8.5%

The Company classifies and discloses pension plan assets in one of the following three categories: (i) Level 1 - quoted market prices in active markets for identical assets; (ii) Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data or (iii) Level 3 - unobservable inputs that are not corroborated by market data. Level 1 and Level 2 assets are valued using market based inputs. Level 3 asset values are determined by the trustees using a discounted cash flow model. The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarizes the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2011 and 2010:

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

September 30, 2011	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$204	$0	$204	$0
Large blend	6,945	0	6,945	0
Large growth	832	0	832	0
Mid blend	43	0	43	0
Small blend	34	0	34	0

Non-U.S equity securities:
Foreign large blend	1,048	0	1,048	0
Diversified emerging markets	109	0	109	0

U.S. debt securities:
Inflation protected bond	489	0	489	0
Intermediate term bond	6,176	0	4,083	2,093
High inflation bond	328	0	328	0

Non-U.S. debt securities:
Emerging markets bonds	257	0	257	0

Stable value:
Short-term bonds	177	177	0	0

Total plan assets at fair value	$16,642	$177	$14,372	$2,093

September 30, 2010	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$340	$0	$340	$0
Large blend	7,339	0	7,339	0
Large growth	778	0	778	0
Mid blend	43	0	43	0
Small blend	43	0	43	0

Non-U.S. equity securities:
Foreign large blend	1,133	0	1,133	0
Diversified emerging markets	117	0	117	0

U.S. debt securities:
Inflation protected bond	499	0	499	0
Intermediate term bond	5,891	0	3,980	1,911
High inflation bond	223	0	223	0

Non-U.S. debt securities:
Emerging markets bonds	176	0	176	0

Stable value:
Short-term bonds	71	71	0	0

Total plan assets at fair value	$16,653	$71	$14,671	$1,911

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2011 and 2010 were as follows:

	2011	2010
Balance at beginning of year	$1,911	$1,654
Actual return on plan assets	144	247
Purchases and sales of plan assets, net	38	10

Balance at end of year	$2,093	$1,911

Investment objectives relative to the assets of the Company’s defined benefit pension plans are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk, (ii) maintain an appropriate diversification across asset categories and among investment managers, and (iii) maintain a careful monitoring of the risk level within each asset category. Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset category in relation to the anticipated timing of future plan benefit payment obligations. The Company has a long-term objective for the allocation of plan assets. However, the Company realizes that actual allocations at any point in time will likely vary from this objective due principally to (i) the impact of market conditions on plan asset values and (ii) required cash contributions to and distribution from the plans. The “Asset Allocation Range” anticipates these potential scenarios and provides flexibility for the Plan’s investments to vary around the objective without triggering a reallocation of the assets, as noted by the following:

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2011	2010
U.S. equities	48%	51%	30% to 70%
Non-U.S. equities	7%	8%	0% to 20%
U.S. debt securities	42%	40%	20% to 70%
Non-U.S. debt securities	2%	1%	0% to 10%
Other securities	1%	<1%	0% to 60%

Total	100%	100%

External consultants assist the Company with monitoring the appropriateness of the above investment strategy and the related asset mix and performance. To develop the expected long-term rate of return assumptions on plan assets, generally the Company uses long-term historical information for the target asset mix selected. Adjustments are made to the expected long-term rate of return assumptions when deemed necessary based upon revised expectations of future investment performance of the overall investments markets.

The Company expects to make contributions of approximately $1,007 to its defined benefit pension plans during fiscal 2012. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2012. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2012	$1,496
2013	2,176
2014	1,223
2015	1,313
2016	1,323
2017-2021	8,935

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company also contributes to two (2) U.S. multi-employer retirement plans for certain union employees. The Company’s contributions to the plans in 2011 and 2010 were $204 and $44, respectively.

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in 2011 and 2010 was $343 and $304, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2011 and 2010 was $185 and $171, respectively.

The Company’s United Kingdom subsidiary sponsors a defined contribution plan for certain of its employees. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2011 and 2010 was $20 and $26, respectively.

The Company’s Swedish subsidiary sponsors defined contribution plans for its employees. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in both 2011 and 2010 was $6.

10.	Stock-Based Compensation

In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be granted under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under both plans generally vested at a rate of 25% per year. As of September 30, 2011 and 2010, all options awarded under both plans are fully vested.

Option activity is as follows:

	Years Ended September 30,
	2011	2010
Options at beginning of year	60,000	92,000
Weighted average exercise price	$4.33	$4.53
Options exercised during the year	(17,000)	(32,000)
Weighted average exercise price	$5.50	$4.90
Options at end of year	43,000	60,000
Weighted average exercise price	$3.86	$4.33
Options exercisable at end of year	43,000	60,000
Weighted average exercise price	$3.86	$4.33

As of September 30, 2011 and 2010, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table provides additional information regarding options outstanding as of September 30, 2011:

Option Exercise Price	Options Outstanding	Options Exercisable	Options Vested or Expected to Vest
$ 3.50	15,000	15,000	15,000
$ 3.74	23,000	23,000	23,000
$ 5.50	5,000	5,000	5,000

Total	43,000	43,000	43,000

Weighted average remaining term	2.8 years	2.8 years	2.8 years
Aggregate intrinsic value	$623	$623	$623

There was no compensation expense related to stock options recognized in fiscal years 2011 and 2010.

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

With respect to such performance shares, compensation expense is being accrued at (i) approximately 85% of the target levels for recipients of the performance shares awarded during fiscal 2011, (ii) approximately 100% of the target levels for recipients of the performance shares awarded during fiscal 2010 and (iii) approximately 25% of the target levels for recipients of the performance shares awarded during fiscal 2009. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The vesting of such shares is determined at the end of the performance period.

During fiscal 2011, the Company awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) year.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2011 there are 439,350 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to the performance and restricted shares awarded under the 2007 Plan was $547 and $325 during fiscal 2011 and 2010, respectively. As of September 30, 2011, there was $781 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following is a summary of activity related to performance shares:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2010	107,200	$10.72
Restricted shares awarded	10,680	16.30
Performance shares awarded	52,600	16.25
Performance shares earned (2008 award)	(24,900)	10.94
Performance shares not earned (2008 award)	(10,100)	10.94

Outstanding at September 30, 2011	135,480	$13.25

11.	Commitments and Contingencies

In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters; however, it does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation.

The Company leases various facilities and equipment under capital and operating leases expiring at various dates. The Company recorded rent expense of $564 and $546 in fiscal 2011 and 2010, respectively. At September 30, 2011, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2012	$28	$447
2013	0	265
2014	0	189
2015	0	157
Thereafter	0	87

Total minimum lease payments	28	$1,145

Less - amount representing interest	0

Present value of net minimum lease payments	28
Less - current maturities	28

Long-term capital lease obligation	$0

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2011	2010
Machinery and equipment	$487	$523
Accumulated depreciation	(368)	(356)

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

12.	Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Forged Components Group (“Forge Group”) consists of the production, heat-treatment, surface-treatment, non-destructive testing, and some machining of forged components in various steel alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Turbine Component Services and Repair Group consists primarily of the repair and remanufacture of small aerospace and industrial turbine engine components and is also involved in providing precision component machining and industrial coatings for turbine engine applications. The Applied Surface Concepts Group is a provider of specialized selective plating processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.

One customer of all three of the Company’s segments accounted for 19% and 20% of the Company’s consolidated net sales in fiscal 2011 and 2010, respectively. A second customer of all three of the Company’s segments accounted for 10% and 15% of the Company’s consolidated net sales in fiscal 2011 and 2010, respectively. One customer of the Forge Group accounted for 12% and 0% of the Company’s consolidated net sales in fiscal 2011 and 2010, respectively. The combined net sales to these three customers, and to the direct subcontractors to these three customers, accounted for 59% of the Company’s consolidated net sales in both 2011 and 2010.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 80% and 75% of consolidated net sales in fiscal 2011 and 2010, respectively. No other single country represents greater than 10% of consolidated net sales in 2011 and 2010. Net sales to unaffiliated customers located in various European countries accounted for 8% and 10% of consolidated net sales in 2011 and 2010, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 6% and 9% of consolidated net sales in 2011 and 2010, respectively.

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents, short-term investments and the Company’s Cork, Ireland facility.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes certain information regarding segments of the Company:

	Years Ended September 30,
	2011	2010
Net sales:
Forged Components Group	$84,145	$62,098
Turbine Component Services and Repair Group	9,047	8,933
Applied Surface Concepts Group	14,165	12,239

Consolidated net sales	$107,357	$83,270

Operating income (loss):
Forged Components Group	$13,000	$9,855
Turbine Component Services and Repair Group	(277)	(36)
Applied Surface Concepts Group	1,025	249
Corporate unallocated expenses	(2,893)	(2,153)

Consolidated operating income	10,855	7,915
Interest expense, net	82	14
Foreign currency exchange loss (gain), net	5	(23)
Other income, net	(470)	(470)

Consolidated income before income tax provision	$11,238	$8,394

Depreciation and amortization expense:
Forged Components Group	$3,542	$1,047
Turbine Component Services and Repair Group	308	335
Applied Surface Concepts Group	426	403
Corporate unallocated expenses	110	110

Consolidated depreciation and amortization expense	$4,386	$1,895

LIFO expense for the Forged Components Group	$479	$175
Capital expenditures:
Forged Components Group	$2,798	$6,094
Turbine Component Services and Repair Group	219	174
Applied Surface Concepts Group	276	479

Consolidated capital expenditures	$3,293	$6,747

Identifiable assets:
Forged Components Group	$58,361	$31,617
Turbine Component Services and Repair Group	3,758	4,642
Applied Surface Concepts Group	6,217	6,037
Corporate	11,675	27,354

Consolidated total assets	$80,011	$69,650

Non-U.S. operations:
Net sales	$5,010	$4,560
Operating income (loss)	369	(162)
Identifiable assets (excluding cash)	4,422	4,286

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

13.	Business Acquisition

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“TWF”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“T&W Forge”). TWF operates in T&W Forge’s Alliance, Ohio facility under a long-term, below market lease arrangement, with an option to purchase the facility at a nominal price. TWF engages in the production and sale of certain metal products and services produced primarily to the specific design requirements of its customers. The products include various forged components used principally in the power generation market. The purchase price for the business and related assets of T&W Forge was approximately $22.6 million, after certain adjustments related principally to the final working capital level. In addition, TWF assumed certain current operating liabilities of T&W Forge.

The purchase transaction is accounted for under the purchase method of accounting. The allocation of the purchase price including amounts attributed to goodwill and intangible assets, all of which belong to the Forge Group, are as follows:

December 10, 2010
Assets acquired:
Accounts receivable	$1,278
Inventory	2,835
Property and equipment	6,222
Intangible assets	10,423
Goodwill	3,493
Other	118

24,369
Liabilities assumed:
Accounts payable and accrued liabilities	1,803

Total purchase price	$22,566

The above fair values of assets acquired and liabilities assumed, as initially reported, were based upon appraisals, other studies and additional information. The Company believes that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed.

The results of operation of TWF from the date of acquisition are included in the Company’s consolidated statements of operation and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including TWF as if the acquisition had occurred on October 1, 2009:

	Years Ended September 30,
	2011	2010
Net sales	$110,531	$99,619
Net income	8,769	6,072
Net income per share (basic)	1.66	1.15
Net income per share (diluted)	1.65	1.14

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

14.	Subsequent events

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as Quality Aluminum Forge, LLC, SIFCO completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge) (“QAF”). The forging business is operated in QAF’s Orange and Long Beach, California facilities. The purchase price for the forging business and related operating assets is approximately $24.0 million payable in cash, subject to certain adjustments related principally to the delivered working capital level and/or indemnification holdback provisions under the purchase agreement. In addition, SIFCO has assumed certain current operating liabilities of the forging business. The Company has not yet completed the purchase accounting related to the QAF acquisition.

Effective October 28, 2011, SIFCO also entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million will be a five (5) year term loan and $30.0 million will be a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. Borrowing under the term loan bears interest at a rate equal to Libor plus 2.00%. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance.

15.	Summarized Quarterly Results of Operations (Unaudited)

	2011 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$21,396	$26,804	$28,875	$30,282
Cost of goods sold	16,421	19,878	22,075	22,542

Income before income tax provision	1,857	3,002	2,879	3,500
Income tax provision	651	1,007	815	1,316
Net income	1,206	1,995	2,064	2,184

Net income per share:
Basic	0.23	0.38	0.39	0.41
Diluted	0.23	0.38	0.39	0.41

	2010 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$21,302	$19,886	$19,481	$22,601
Cost of goods sold	15,281	15,735	15,188	17,325

Income before income tax provision	3,192	1,478	1,507	2,217
Income tax provision	1,179	474	523	856
Net income	2,013	1,004	984	1,361

Net income per share:
Basic	0.38	0.19	0.18	0.26
Diluted	0.38	0.19	0.18	0.26

Schedule II

SIFCO Industries, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended September 30, 2011 and 2010

(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$582	$196	$19	$(133	) (a)	$664
Inventory obsolescence reserve	1,191	171	267	(231	) (b)	1,398
Inventory LIFO reserve	7,495	479	0	0		7,974
Asset impairment reserve	933	219	0	0	(c)	1,152
Deferred tax valuation allowance	464	(12)	0	0		452
Accrual for estimated liability
Workers’ compensation reserve	945	20	30	(321	) (d)	674

Year Ended September 30, 2010
Deducted from asset accounts
Allowance for doubtful accounts	$633	$185	$0	$(236	) (a)	$582
Inventory obsolescence reserve	1,318	162	0	(289	) (b)	1,191
Inventory LIFO reserve	7,320	175	0	0		7,495
Asset impairment reserve	933	0	0	0	(c)	933
Deferred tax valuation allowance	467	(3)	0	0		464
Accrual for estimated liability
Workers’ compensation reserve	1,260	51	0	(366	) (d)	945

(a)	Accounts determined to be uncollectible, net of recoveries
(b)	Inventory sold or otherwise disposed
(c)	Equipment sold or otherwise disposed
(d)	Payment of workers’ compensation claims

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did maintain effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting and other Remediation

During fiscal 2011, the following occurred:

•

The Company completed the implementation and evaluation of a new enterprise software system, which implementation addressed the missing and/or ineffective controls that (i) existed under the prior system and (ii) gave rise to a material internal control weakness that existed at September 30, 2010.

•

On December 10, 2010, the Company acquired the forging business and related assets from T&W Forge, Inc., which operated under its own sets of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company’s own control environment. The Company expects to complete the incorporation of the acquired operations, as they relate to systems and internal controls, into its systems and control environment during fiscal 2012.

There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience

Jeffrey P. Gotschall	63	Chairman of the Board since 2001; director of the Company since 1986; Chief Executive Officer from 1990 to August 2009; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Michael S. Lipscomb	65	President and Chief Executive officer since August 2009 and a director of the Company since April 2010. Mr. Lipscomb previously served as a director of the Company from 2002 to 2006. Mr. Lipscomb is also currently the Chief Executive Officer of Aviation Component Solutions. Prior to joining the Company, Mr. Lipscomb was Chairman, President and Chief Executive Officer of Argo-Tech Corporation from 1994 to 2007, President from 1990 to 1994, Executive V.P. and Chief Operating Officer from 1988 to 1990, and Vice President of Operations from 1986, when Argo-Tech was formed, to 1988. Mr. Lipscomb joined TRW’s corporate staff in 1981 and was appointed Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb previously served as a director of Argo-Tech and AT Holdings Corporation from 1990 to 2007. He serves on the boards of Ruhlin Construction Company and Altra Holdings, Inc. He is a former board member of the Aerospace Industries Association and General Aviation Manufacturers Association.

James P. Woidke	48	Chief Operating Officer since March 2010. Prior to the assumption of his new role, Mr. Woidke served as General Manager of SIFCO’s Forged Components Group since March, 2006. Prior to joining the Company, Mr. Woidke was the Director of Engineering and Quality as well as Business Unit Manager for Anchor Manufacturing Group from 2003 to 2006. From 1993 to 2003, Mr. Woidke held a number of different positions with Lake Erie Screw Corporation, last serving as Director of Manufacturing Operations. Mr. Woidke currently serves on the board of Forging Industry Educational and Research Foundation (FIERF).

Frank A. Cappello	53	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 1, 2011.

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

Item 11. Executive Compensation

The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 1, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2011.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options	Number of Securities to be issued upon Meeting Performance Objectives	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1998 Long-term Incentive Plan (1)	20,000	—	$4.00	—
1995 Stock Option Plan (2)	23,000	—	3.74	—
2007 Long-term Incentive Plan (3)	—	135,480	N/A	439,350

Total	43,000	135,480	$3.86	439,350

(1)	Under the 1998 Long-term Incentive Plan, no further options may be granted. During fiscal 2011, 17,000 options granted under the 1998 Long-term Incentive Plan were exercised.
(2)	Under the 1995 Stock Option Plan, no further options may be granted. During 2011, no options granted under the 1995 Stock Option Plan were exercised.
(3)	Under the 2007 Long-term Incentive Plan, the aggregate number of common shares that are available to be granted is 600,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 10 to the Consolidated Financial Statements.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 1, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 1, 2011.

Item 14. Principal Accounting Fees and Services

The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 1, 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:

The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010

Consolidated Balance Sheets - September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements - September 30, 2011 and 2010

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

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010 filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011 filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

Exhibit No.	Description

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.9	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.10	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb and incorporated herein by reference

10.11	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.12	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.13	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011 filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

Exhibit No.	Description

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2011 filed with the SEC on December 1, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets at September 30, 2011 and 2010, (iii) Consolidated Statements of Cash Flow for the years ended September 30, 2011 and 2010, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: December 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below on December 1, 2011 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Alayne L. Reitman	/s/ Mark J. Silk
Alayne L. Reitman	Mark J. Silk
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ John G. Chapman, Sr.	/s/ Frank A. Cappello
John G. Chapman, Sr.	Frank A. Cappello
Director	Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)
/s/ Remigijus H. Belzinskas
Remigijus H. Belzinskas
Corporate Controller
(Principal Accounting Officer)