Form 10-Q
period 2011-12-31
SIFCO INDUSTRIES INC
filed 2012-02-09
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

    Yes  ☐    No  ☒

The number of the Registrant’s Common Shares outstanding at December 31, 2011 was 5,290,328.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2011	2010
Net sales	$28,510	$21,396
Operating expenses:
Cost of goods sold	22,045	16,421
Selling, general and administrative expenses	3,969	3,176
Amortization of intangible assets	815	57

Total operating expenses	26,829	19,654

Operating income	1,681	1,742

Interest income	(7)	(22)
Interest expense	94	20
Foreign currency exchange (gain) loss, net	(22)	4
Other income, net	(117)	(117)

Income before income tax provision	1,733	1,857

Income tax provision	547	651

Net income	$1,186	$1,206

Net income per share
Basic	$0.22	$0.23
Diluted	$0.22	$0.23

Weighted-average number of common shares (basic)	5,299	5,259
Weighted-average number of common shares (diluted)	5,325	5,290

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2011	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,784	$6,431
Receivables, net	20,850	20,739
Inventories, net	17,069	10,239
Refundable income taxes	19	281
Deferred income taxes	1,378	1,500
Prepaid expenses and other current assets	1,040	468

Total current assets	47,140	39,658

Property, plant and equipment, net	32,193	27,558

Intangible assets, net	16,791	8,506
Goodwill	6,830	3,493
Other assets	916	796

Total assets	$103,870	$80,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,002	$30
Accounts payable	8,239	9,778
Accrued liabilities	3,426	4,626

Total current liabilities	13,667	14,434

Long-term debt, net of current maturities	24,702	1,186
Deferred income taxes	2,004	2,233
Other long-term liabilities	8,551	8,749

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued shares – 5,334 at December 31, 2011 and 5,335 at September 30, 2011; outstanding shares – 5,299 at December 31, 2011 and September 30, 2011	5,334	5,335
Additional paid-in capital	7,254	7,032
Retained earnings	55,308	54,122
Accumulated other comprehensive loss	(12,590)	(12,702)
Common shares held in treasury at cost, 35 shares at December 31, 2011 and 36 shares at September 30, 2011	(360)	(378)

Total shareholders’ equity	54,946	53,409

Total liabilities and shareholders’ equity	$103,870	$80,011

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,186	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,660	620
LIFO provision	159	42
Share transactions under company stock plan	239	54
Other	(54)	(6)
Changes in operating assets and liabilities:
Receivables	3,662	1,085
Inventories	(3,175)	678
Refundable income taxes	262	572
Prepaid expenses and other current assets	(374)	(126)
Accounts payable	(1,883)	(1,640)
Accrued liabilities	(203)	(379)
Other	(187)	(53)

Net cash provided by operating activities	1,292	2,053

Cash flows from investing activities:
Acquisition of business	(24,809)	(22,674)
Capital expenditures	(526)	(630)

Net cash used for investing activities	(25,335)	(23,304)

Cash flows from financing activities:
Proceeds from term note	10,000	0
Repayments of term note	(500)	0
Proceeds from revolving credit agreement	25,886	11,674
Repayments of revolving credit agreement	(12,270)	0
Proceeds from other debt	2,400	0
Dividends paid	(1,060)	(789)
Other	(28)	(28)

Net cash provided by financing activities	24,428	10,857

Increase (decrease) in cash and cash equivalents	385	(10,394)
Cash and cash equivalents at the beginning of the period	6,431	18,671
Effect of exchange rate changes on cash and cash equivalents	(32)	(12)

Cash and cash equivalents at the end of the period	$6,784	$8,265

Supplemental disclosure of cash flow information of continuing operations:

Cash paid for interest	$(87)	$(13)
Cash paid for income taxes, net	(115)	(63)

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2011 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts may have been reclassified in order to conform to current period classifications.

B. Net Income Per Share

The Company’s net income per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company’s outstanding stock options under the treasury stock method. The dilutive effect of the Company’s stock options was 26,000 and 31,000 shares for the three months ended December 31, 2011 and 2010, respectively. However, during periods when operating losses may occur, outstanding stock options would not be included in the calculation of net loss per diluted share because such inclusion would be anti-dilutive.

C. Derivative Financial Instruments

The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At December 31, 2011, the Company held one interest rate swap agreement with a notional amount of $9,500. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first quarter of fiscal year 2012, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk. The following table reports the effects of the mark-to-market valuation of the Company’s interest rate swap agreement for the three months ended December 31, 2011:

Interest rate swap agreement market adjustment	$(72)
Tax effect of interest rate swap agreement market adjustment	27

Net interest rate swap agreement market adjustment	$(45)

2.         Inventories

Inventories consist of:

	December 31, 2011	September 30, 2011

Raw materials and supplies	$5,451	$4,216
Work-in-process	6,915	3,194
Finished goods	4,703	2,829

Total inventories	$17,069	$10,239

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 48% and 54% of the Company’s inventories at December 31, 2011 and September 30, 2011, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,132 and $7,974 higher than reported at December 31, 2011 and September 30, 2011, respectively.

3.         Goodwill and Intangible Assets

The Company’s intangible assets by major asset class subject to amortization consist of:

December 31, 2011	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$1,900	$112	$1,788
Non-compete agreement	5 years	1,300	132	1,168
Below market lease	5 years	900	190	710
Customer relationships	10 years	13,200	825	12,375
Order backlog	1 year	2,200	1,450	750
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$19,523	$2,732	$16,791

September 30, 2011	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$900	$73	$827
Non-compete agreement	5 years	500	81	419
Below market lease	5 years	900	145	755
Customer relationships	10 years	6,800	548	6,252
Order backlog	1 year	1,300	1,047	253
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$1,917	$8,506

Included in the intangible assets at December 31, 2011 are intangible assets acquired in connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) on October 28, 2011, as discussed more fully in Note 11. These acquired intangible assets consist of:

	Estimated Useful Life	Original Cost

Intangible assets:
Trade name	10 years	$1,000
Non-compete agreement	5 years	800
Customer relationships	10 years	6,400
Order backlog	1 year	900

Total intangible assets		$9,100

The amortization expense on identifiable intangible assets for the three months ended December 31, 2011 and 2010 was $815 and $57, respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense

Fiscal year 2012	$2,952
Fiscal year 2013	2,025
Fiscal year 2014	1,950
Fiscal year 2015	1,950
Fiscal year 2016	1,724

The Company’s goodwill is not being amortized, but is subject to an annual impairment test. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2011	$3,493
Goodwill acquired during the year	3,337

Balance at December 31, 2011	$6,830

4.	Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income is as follows:

	Three Months Ended December 31,
	2011	2010
Net income	$1,186	$1,206
Foreign currency translation adjustment, net of tax	(45)	(25)
Interest rate swap agreement adjustment, net of tax	(45)	0
Net retirement plan liability adjustment, net of tax	202	204

Total comprehensive income	$1,298	$1,385

The components of accumulated other comprehensive loss are as follows:

	December 31, 2011	September 30, 2011

Foreign currency translation adjustment, net of tax	$(5,815)	$(5,770)
Net retirement plan liability adjustment, net of tax	(6,730)	(6,932)
Interest rate swap agreement adjustment, net of tax	(45)	0

Total accumulated other comprehensive loss	$(12,590)	$(12,702)

5.	Long-Term Debt

Long-term debt consists of:

	December 31, 2011	September 30, 2011

Revolving credit agreement	$14,800	$1,184
Term loan	9,500	0
Promissory note	2,400	0
Capital lease obligations	0	28
Other	3	4

	26,703	1,216
Less – current maturities	2,001	30

Total long-term debt	$24,702	$1,186

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.

The term loan has a Libor-based variable interest rate that was 2.3% at December 31, 2011 and which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of December 31, 2011.

In connection with the acquisition of the QAF business, as discussed more fully in Note 11, the Company issued a non-interest bearing promissory note to the seller, which note is payable by the Company in November, 2013.

6.	Government Grants

In the past, the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Remaining grants, principally capital in nature, are amortized into income over the estimated useful lives of the related assets. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2011 and September 30, 2011 was $354 and $375, respectively. The Company’s grants are denominated primarily in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

7.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2012 is 32%, compared to 35% for the same period in fiscal 2011, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended December 31,
	2011	2010

Current income tax provision:
U.S. federal	$427	$538
U.S. state and local	74	75
Non-U.S	68	43

Total current tax provision	569	656

Deferred income tax provision (benefit):
U.S. federal	(16)	(4)
Non-U.S	(6)	(1)

Total deferred tax provision	(22)	(5)

Income tax provision	$547	$651

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2006.

At December 31, 2011 and September 30, 2011, the Company recorded liabilities of $94 and $96, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2011	$96
Interest adjustment	(2)

Balance at December 31, 2011	$94

8.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2011	2010

Service cost	$71	$81
Interest cost	247	264
Expected return on plan assets	(351)	(348)
Amortization of prior service cost	12	29
Amortization of net loss	210	175

Net periodic benefit cost	$189	$201

Through December 31, 2011, the Company has made contributions in the amount of $202 to its defined benefit pension plans. The Company anticipates making $972 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2012.

9.	Stock-Based Compensation

In previous periods, the Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of December 31, 2011.

Aggregate option activity is as follows:

	Number of Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

September 30, 2011	43,000	$3.86
Options exercised	0

December 31, 2011	43,000	$3.86	2.5	$690

Vested and exercisable at December 31, 2011	43,000	$3.86	2.5	$690

As of December 31, 2011, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans.

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

With respect to such performance shares, compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2012, (ii) 100% of the target levels for recipients of the performance shares awarded during fiscal 2011 and (iii) approximately 140% of the target levels for recipients of the performance shares awarded during fiscal 2010. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The vesting of such shares is determined at the end of the performance period.

During fiscal 2011, the Company awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) year.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at December 31, 2011 there are approximately 429,800 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to all performance and restricted shares awarded under the 2007 Plan was $238 and $54 during the first three months of fiscal 2012 and 2011, respectively. As of December 31, 2011, there was $1,610 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.

The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant

Outstanding at September 30, 2011	135,480	$13.25
Restricted shares earned (2011 award)	(1,780)	16.30
Performance shares awarded	38,500	18.84
Performance shares earned (2009 award)	(8,938)	5.99
Performance shares not earned (2009 award)	(29,062)	5.99

Outstanding at December 31, 2011	134,200	$16.87

10.	Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services performed. The Forged Components Group (“Forge Group”) consists of the production, heat-treatment, surface-treatment, non-destructive testing and some machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Turbine Component Services and Repair Group (“Repair Group”) consists primarily of the repair and remanufacture of small aerospace and industrial turbine engine components, and is also involved in providing precision component machining and industrial coating of turbine engine components. The Applied Surface Concepts Group (“ASC Group”) is a provider of specialized selective plating processes and services used to apply metal coatings to a selective area of a component. The Company’s reportable segments are separately managed.

The following table summarizes certain information regarding segments of the Company:

	Three Months Ended December 31,
	2011	2010

Net sales:
Forged Components Group	$22,688	$15,690
Turbine Component Services and Repair Group	2,038	2,400
Applied Surface Concepts Group	3,784	3,306

Consolidated net sales	$28,510	$21,396

Operating income (loss):
Forged Components Group	$2,186	$2,073
Turbine Component Services and Repair Group	(133)	60
Applied Surface Concepts Group	351	219
Corporate unallocated expenses	(723)	(610)

Consolidated operating income	1,681	1,742

Interest expense (income), net	87	(2)
Foreign currency exchange (gain) loss, net	(22)	4
Other income, net	(117)	(117)

Consolidated income before income tax provision	$1,733	$1,857

Depreciation and amortization expense:
Forged Components Group	$1,428	$385
Turbine Component Services and Repair Group	77	74
Applied Surface Concepts Group	81	84
Corporate unallocated expenses	74	77

Consolidated depreciation and amortization expense	$1,660	$620

LIFO expense for the Forged Components Group	$159	$42

	December 31, 2011	September 30, 2011

Identifiable assets
Forged Components Group	$82,137	$58,361
Turbine Component Services and Repair Group	3,738	3,758
Applied Surface Concepts Group	6,468	6,217
Corporate	11,527	11,675

Consolidated total assets	$103,870	$80,011

11.	Business Acquisition

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as Quality Aluminum Forge, LLC (“QAF”), the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge). The forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The purchase price for the forging business and related operating assets was approximately $24.8 million payable in cash, subject to certain adjustments related principally to the delivered working capital level and/or indemnification holdback provisions under the purchase agreement. In addition, the Company has assumed certain current operating liabilities of the forging business.

The QAF purchase transaction is accounted for under the purchase method of accounting. The Company has not yet completed the purchase accounting related to the QAF acquisition. The final purchase price allocation will be allocated to the assets acquired and liabilities assumed based upon their fair values when appraisals, other studies and additional information become available.

The preliminary allocation of the purchase price and the estimated goodwill and intangible assets, all of which belong to the Forge Group, are as follows:

October 28, 2011

Assets acquired:
Accounts receivable	$3,801
Inventory	3,823
Property and equipment	4,965
Intangible assets	9,100
Goodwill	3,337
Other	200

25,226
Liabilities assumed:
Accounts payable and accrued liabilities	417

Total purchase price	$24,809

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“TWF”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“T&W Forge”). TWF operates in T&W Forge’s Alliance, Ohio facility under a long-term lease arrangement, with an option to purchase the facility at a nominal price. The TWF purchase transaction is accounted for under the purchase method of accounting.

The results of operation of QAF and TWF from their respective dates of acquisition are included in the Company’s unaudited consolidated condensed statements of operations and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF and TWF as if the acquisitions had occurred on October 1, 2011 and 2010, respectively:

	Three Months Ended December 31,
	2011	2010

Net sales	$30,023	$28,706
Net income	1,454	1,552
Net income per share (basic)	0.27	0.30
Net income per share (diluted)	0.27	0.29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and power generation industries in particular, of the global economic outlook, including the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) successful development of turbine component repair processes and/or procurement of new repair process licenses from turbine engine manufacturers and/or the Federal Aviation Administration; (5) metals and commodities price increases and the Company’s ability to recover such price increases; (6) successful development and market introduction of new products and services (7) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (8) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (9) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (10) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted and (11) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include both conventional and precision forging, heat-treating, coating, welding, precision component machining and selective plating. The products include conventional and precision forged components, machined forged components, other machined metal components, remanufactured component parts for turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (1) Forged Components Group, (2) Turbine Component Services and Repair Group, and (3) Applied Surface Concepts Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected build rate for industrial gas turbine engines, (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft, and (iv) anticipated exploration and production activities relative to oil and gas products, etc.

A. Results of Operations

Three Months Ended December 31, 2011 compared with Three Months Ended December 31, 2010

Net sales in the first quarter of fiscal 2012 increased 33.2% to $28.5 million, compared with $21.4 million in the comparable period in fiscal 2011. Net income in the first quarters of both fiscal 2012 and fiscal 2011 was $1.2 million. On October 28, 2011, the Company completed the purchase of the forging business and substantially all related operating assets of QAF.

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for the first quarter of fiscal 2012 include the results of QAF from the date of its acquisition. The Forge Group’s results for the first quarter of fiscal 2011 include the results of TWF from the date of its acquisition. Net sales in the first quarter of fiscal 2012 increased 44.6% to $22.7 million, compared with $15.7 million in the comparable period of fiscal 2011. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military transport and surveillance aircraft; (ii) airframe applications for a variety of aircraft; (iii) armored military vehicles; (iv) industrial gas turbine engines for power generation units; and (v) other commercial applications. Net sales comparative information for the first quarter of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2011	2010

Aerospace components for:
Fixed wing aircraft	$10.7	$7.2	$3.5
Rotorcraft	6.7	7.2	(0.5)
Components for power generation units	4.7	0.7	4.0
Commercial product sales and other revenue	0.6	0.6	0.0

Total	$22.7	$15.7	$7.0

The increase in net sales of forged components for fixed wing aircraft during the first quarter of fiscal 2012, compared with the comparable period in fiscal 2011, is principally due to the impact of the acquisition of QAF during the first quarter of fiscal 2012. The increase in net sales of engine components for power generation units is due to the impact of the acquisition of TWF during the first quarter of fiscal 2011. Net sales of aerospace components for rotorcraft decreased in the first quarter of fiscal 2012 principally due to the reduced sales volumes to one customer that was in the process of adjusting its inventory levels of certain components.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $7.8 million in the first quarter of fiscal 2012, compared with $7.6 million in the comparable period in fiscal 2011. Demand for additional military helicopters and related replacement components are the primary driver of sales demand of components that are for military applications.

The Forge Group’s selling, general and administrative expenses increased $1.3 million to $2.4 million, or 10.4% of net sales, in the first quarter of fiscal 2012, compared with $1.1 million, or 7.1% of net sales, in the comparable period in fiscal 2011. The increase in selling, general and administrative expenses is principally due to (i) a $0.8 million increase in amortization of intangible assets related to the acquisitions of TWF and QAF, and (ii) the impact of the acquisitions of TWF and QAF on relative spending levels. The Forge Group’s selling, general and administrative expenses in the first quarter of fiscal 2012, before the impact of the $0.8 million increase in amortization of intangible assets, was $1.6 million, or 7.1% of net sales.

The Forge Group’s operating income increased $0.1 million to $2.2 million in the first quarter of fiscal 2012, compared with $2.1 million in the comparable period in fiscal 2011. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Operating Income	2011	2010

Operating income	$2.2	$2.1	$0.1
LIFO expense	0.2	0.1	0.1

Operating income without LIFO expense	$2.4	$2.2	$0.2

Operating income in the first quarter of fiscal 2012 was favorably impacted by the additional product sales volumes that resulted principally from the acquisitions of TWF and QAF, which was partially offset by (i) the negative impact of the aforementioned $0.8 million increase in the amortization of intangible assets, (ii) $0.2 million recognition of the cost of the inventory fair value write-up related to the acquisition of QAF and (iii) higher labor, outside work and overhead costs principally related to the mix of product sold – a higher concentration of products sales with a higher value-added content in the first quarter of fiscal 2012, compared with the same period in fiscal 2011.

The following changes in the components of the Forge Group’s manufacturing expenditures in the first quarter of fiscal 2012, a significant portion of which was due to the acquisitions of both TWF and QAF, compared with the same period in fiscal 2011, also impacted operating income:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Manufacturing expenditures	2011	2010

Overhead:
Utilities	$1.1	$0.9	0.2
Repairs, maintenance and supplies	1.1	0.8	0.3
Depreciation	0.6	0.3	0.3
Tooling	0.7	0.4	0.3

Manufacturing costs in the first quarter of fiscal 2012, compared with the same period in fiscal 2011, increased due to (i) an increase in manufacturing expenditures required to support the additional product sales volume and (ii) an increase in depreciation expense, both of which were primarily attributable to the acquisitions of TWF and QAF. These higher costs were partially offset by a decrease in the cost of natural gas in the first quarter of fiscal 2012, compared with the same period in fiscal 2011.

The Forge Group’s backlog as of December 31, 2011 was $110.3 million, of which $90.9 million was scheduled for delivery over the next twelve months, compared with $92.2 million as of September 30, 2011, of which $74.3 million was scheduled for delivery over the next twelve months. . $15.8 million of the Forge Group’s backlog as of December 31, 2011 is attributable to the impact of the recently acquired QAF business. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel) have continued to lengthen due to increased demand and the Forge Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The Forge Group believes that a likely result of such a shift is that customers may place orders further in advance than they previously did, which may result in an increase, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first quarter of fiscal 2012, which consists principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 15.1% to $2.0 million, compared with $2.4 million in the comparable fiscal 2011 period.

During the first quarter of fiscal 2012, the Repair Group’s selling, general and administrative expenses were $0.4 million, or 18.0% of net sales, compared with $0.4 million, or 14.3% of net sales, in the comparable fiscal 2011 period.

The Repair Group’s operating income decreased $0.2 million to a loss of $0.1 million in the first quarter of fiscal 2012, compared with income of $0.1 million in the comparable period in fiscal 2011. Operating income in the first quarter of fiscal 2012 was negatively impacted by the lower product sales volumes in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog was $1.2 million as of both December 31, 2011 and September 30, 2011. At December 31, 2011, $0.3 million of the total backlog was scheduled for delivery over the next twelve months.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the first quarter of fiscal 2012 increased 14.5% to $3.8 million, compared with $3.3 million in the comparable fiscal 2011 period. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for the first quarter of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2011	2010

Product	$1.9	$1.8	$0.1
Contract service	1.8	1.5	0.3
Other	0.1	0.0	0.1

Total	$3.8	$3.3	$0.5

The increase in product net sales in the first quarter of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in net sales volumes of selective plating equipment, as well as certain recently launched new products. The increase in contract service net sales in the first quarter of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in the volume of sales to customers in the power generation and oil and gas industries. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies. Fluctuations in currency exchange rates during the first quarter fiscal 2012, compared with the same period in fiscal 2011, had a nominal impact on net sales.

The ASC Group’s selling, general and administrative expenses were $1.3 million, or 35.2% of net sales, in the first quarter of fiscal 2012, compared with $1.1 million, or 34.0% of net sales in the comparable fiscal 2011 period, due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the first quarter of fiscal 2012 was $0.4 million, compared with $0.2 million in the same period in fiscal 2011. This improvement in operating income is principally due to (i) the favorable impact on margins from increased sales volumes; (ii) lower material cost as a percentage of net sales due principally to product mix and (iii) the achievement of certain efficiencies resulting in reduced labor costs that occurred in the first quarter of fiscal 2012, compared to the same period in fiscal 2011.

The ASC Group’s backlog as of December 31, 2011 was not material, which is consistent with the nature of its business.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.7 million in the first quarter of fiscal 2012, compared with $0.6 million in the same period in fiscal 2011, due to higher (net) general spending in a number of corporate related areas, none of which is individually significant.

Other/General

Interest expense was $0.1 million in the first quarter of fiscal 2012, compared to a nominal amount in the same period in fiscal 2011. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarters of both fiscal 2012 and 2011:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2011	2010	2011	2010

Revolving credit agreement	1.3%	1.4%	$10.0 million	$11.7 million
Term note	2.9%	N/A	$9.8 million	N/A
Promissory note	0.0%	N/A	$2.4 million	N/A

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

B. Liquidity and Capital Resources

Cash and cash equivalents increased $0.4 million to $6.8 million at December 31, 2011 from $6.4 million at September 30, 2011. At December 31, 2011, essentially all of the $6.8 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $1.3 million of cash in the first quarter of fiscal 2012 compared with $2.1 million of cash provided by operating activities in the first quarter of fiscal 2011. The $1.3 million of cash provided by operating activities in the first quarter of fiscal 2012 was primarily due to (i) net income of $1.2 million; (ii) $2.0 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity based compensation expense and LIFO expense; (iii) a $3.7 million decrease in accounts receivable and (iv) a $0.3 million reduction in refundable income taxes. These items were partially offset by (i) a $3.2 million increase in inventories and (ii) a $2.0 million decrease in accounts payable and accrued liabilities. These changes in the components of working capital do not take into consideration the impact of the opening balance sheet related to the acquisition of QAF and were due primarily to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of collections from customers and (iii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $0.5 million in the first quarter of fiscal 2012 compared with $0.6 million in the comparable fiscal 2011 period. Capital expenditures during the first quarter of fiscal 2012 consist of $0.4 million by the Forge Group and $0.1 million by the Repair Group. In addition to the $0.5 million expended during the first quarter of fiscal 2012, $0.6 million has been committed as of December 31, 2011. The Company anticipates that total fiscal 2012 capital expenditures will be within the range of $3.0 to $4.5 million and will relate principally to the expansion of the Forge Group’s production capabilities.

As described more fully in note 11 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in October 2011 for approximately $24.8 million at closing. The acquisition was financed by borrowing approximately $22.4 million from its bank, which borrowing consisted of a new $10.0 million term loan and drawing approximately $12.4 million from its revolving credit facility. The balance of the acquisition was financed by the Company issuing a $2.4 million promissory note to the seller.

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November of 2013.The Company was in compliance with all applicable loan covenants as of December 31, 2011.

The Company believes that cash flows from its operations together with existing cash reserves and the funds available under its revolving credit agreement will be sufficient to meet its working capital requirements through the end of fiscal year 2012.

C. Impact of Newly Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, and as a result entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2011 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

During the first quarter period ended December 31, 2011, the following occurred:

•

On October 28, 2011, the Company acquired the forging business and related assets from GEL Industries, Inc., which operated under its own set of systems and internal controls. The Company is maintaining those systems and much of the internal control environment until such time that it is able to incorporate the acquired processes into the Company’s own control environment. The Company expects to be substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls, into its control environment during fiscal 2012.

There were no other changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2011, which would be expected to have a material effect on financial reporting.

Part II. Other Information

Item 6. (a) Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.9	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

Exhibit No.	Description

10.10	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb and incorporated herein by reference

10.11	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.12	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.13	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 filed with the SEC on February 9, 2012, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2011 and 2010, (ii) Consolidated Condensed Balance Sheets at December 31, 2011 and September 30, 2011, (iii) Consolidated Condensed Statements Cash Flow for the fiscal periods ended December 31, 2011 and 2010, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 9, 2012	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)