Form 10-Q
period 2012-03-31
SIFCO INDUSTRIES INC
filed 2012-05-10
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of the Registrant’s Common Shares outstanding at March 31, 2012 was 5,323,416.

Part I. Financial Information

Item 1. Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$34,079	$26,804	$62,589	$48,200
Operating expenses:
Cost of goods sold	26,601	19,878	48,646	36,299
Selling, general and administrative expenses	4,104	3,318	8,073	6,494
Amortization of intangible assets	662	685	1,477	742

Total operating expenses	31,367	23,881	58,196	43,535

Operating income	2,712	2,923	4,393	4,665

Interest income	(3)	(11)	(10)	(33)
Interest expense	134	44	228	64
Foreign currency exchange (gain) loss, net	3	5	(19)	9
Other income, net	(118)	(117)	(235)	(234)

Income before income tax provision	2,696	3,002	4,429	4,859
Income tax provision	972	1,007	1,519	1,658

Net income	$1,724	$1,995	$2,910	$3,201

Net income per share
Basic	$0.32	$0.38	$0.55	$0.61
Diluted	$0.32	$0.38	$0.55	$0.60

Weighted-average number of common shares (basic)	5,315	5,267	5,303	5,263
Weighted-average number of common shares (diluted)	5,336	5,313	5,326	5,302

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2012	September 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,009	$6,431
Receivables, net	23,735	20,739
Inventories, net	18,244	10,239
Refundable income taxes	38	281
Deferred income taxes	1,386	1,500
Prepaid expenses and other current assets	1,075	468

Total current assets	51,487	39,658

Property, plant and equipment, net	32,033	27,558

Intangible assets, net	15,829	8,506
Goodwill	7,026	3,493
Other assets	1,020	796

Total assets	$107,395	$80,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,002	$30
Accounts payable	11,171	9,778
Accrued liabilities	3,797	4,626

Total current liabilities	16,970	14,434

Long-term debt, net of current maturities	22,711	1,186
Deferred income taxes	2,120	2,233
Other long-term liabilities	8,365	8,749

Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued shares – 5,350 at March 31, 2012 and 5,335 at September 30, 2011; outstanding shares – 5,350 at March 31, 2012 and 5,299 at September 30, 2011	5,350	5,335
Additional paid-in capital	7,138	7,032
Retained earnings	57,032	54,122
Accumulated other comprehensive loss	(12,291)	(12,702)
Common shares held in treasury at cost, no shares at March 31, 2012 and 36 shares at September 30, 2011	0	(378)

Total shareholders’ equity	57,229	53,409

Total liabilities and shareholders’ equity	$107,395	$80,011

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$2,910	$3,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,255	2,005
LIFO provision	428	225
Share transactions under employee stock plans	498	47
Other	50	7
Changes in operating assets and liabilities:
Receivables	705	1,078
Inventories	(4,442)	(2,015)
Refundable income taxes	243	692
Prepaid expenses and other current assets	(452)	71
Accounts payable	1,040	2,120
Accrued liabilities	149	(68)
Other	(266)	44

Net cash provided by operating activities	4,118	7,407

Cash flows from investing activities:
Acquisition of business	(24,721)	(22,566)
Maturity of short-term investments	0	3,000
Capital expenditures	(1,262)	(1,642)

Net cash used for investing activities	(25,983)	(21,208)

Cash flows from financing activities:
Proceeds from term note	10,000	0
Repayments of term note	(1,000)	0
Proceeds from revolving credit agreement	37,016	12,914
Repayments of revolving credit agreement	(24,812)	(9,540)
Proceeds from other debt	2,302	0
Dividends paid	(1,060)	(789)
Other	(28)	(56)

Net cash provided by financing activities	22,418	2,529

Increase (decrease) in cash and cash equivalents	553	(11,272)
Cash and cash equivalents at the beginning of the period	6,431	18,671
Effect of exchange rate changes on cash and cash equivalents	25	(58)

Cash and cash equivalents at the end of the period	$7,009	$7,457

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(201)	$(19)
Cash paid for income taxes, net	(1,159)	(813)

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

B. Net Income Per Share

The Company’s net income per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company’s outstanding stock options, restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s stock options, restricted shares and performance shares were as follows:

	Six Months Ended March 31, 2012
(Amounts in thousands, except per share data)	Net Income	Weighted-average common shares	Per-share Amount

Net income per share – basic	$2,910	5,303	$0.55

Effect of dilutive securities:
Stock options	0	22
Restricted shares	0	1
Performance shares	0	0

Net income per share – diluted	$2,910	5,326	$0.55

During periods when operating losses may occur, outstanding stock options, restricted shares and performance shares would not be included in the calculation of net loss per diluted share because such inclusion would be anti-dilutive.

C. Derivative Financial Instruments

The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At March 31, 2012, the Company held an interest rate swap agreement with a notional amount of $9,000. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first six months of fiscal year 2012, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk. The following table reports the effects of the mark-to-market valuation of the Company’s interest rate swap agreement for the six months ended March 31, 2012:

Interest rate swap agreement market adjustment	$(83)
Tax effect of interest rate swap agreement market adjustment	31

Net interest rate swap agreement market adjustment	$(52)

2.         Inventories

Inventories consist of:

	March 31, 2012	September 30, 2011

Raw materials and supplies	$6,667	$4,216
Work-in-process	6,521	3,194
Finished goods	5,056	2,829

Total inventories	$18,244	$10,239

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 48% and 54% of the Company’s inventories at March 31, 2012 and September 30, 2011, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,402 and $7,974 higher than reported at March 31, 2012 and September 30, 2011, respectively.

3.        Goodwill and Intangible Assets

The Company’s intangible assets by major asset class subject to amortization consist of:

March 31, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$1,900	$159	$1,741
Non-compete agreement	5 years	1,300	197	1,103
Below market lease	5 years	900	235	665
Customer relationships	10 years	13,000	1,146	11,854
Order backlog	1 year	2,100	1,634	466
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$19,223	$3,394	$15,829

September 30, 2011	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value

Intangible assets:
Trade name	10 years	$900	$73	$827
Non-compete agreement	5 years	500	81	419
Below market lease	5 years	900	145	755
Customer relationships	10 years	6,800	548	6,252
Order backlog	1 year	1,300	1,047	253
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$1,917	$8,506

Included in the intangible assets at March 31, 2012 are intangible assets acquired in connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) on October 28, 2011, as discussed more fully in Note 11. These acquired intangible assets consist of:

	Estimated Useful Life	Original Cost
Intangible assets:
Trade name	10 years	$1,000
Non-compete agreement	5 years	800
Customer relationships	10 years	6,200
Order backlog	1 year	800

Total intangible assets		$8,800

The amortization expense on identifiable intangible assets for the six months ended March 31, 2012 and 2011 was $1,477 and $742, respectively. Amortization expense associated with the identified intangible assets, all of which relates to the Forged Components Group, is expected to be as follows:

Amortization Expense
Fiscal year 2012	$2,952
Fiscal year 2013	2,025
Fiscal year 2014	1,950
Fiscal year 2015	1,950
Fiscal year 2016	1,724

The Company’s goodwill is not being amortized, but is subject to impairment tests. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2011	$3,493
Goodwill acquired during the year	3,533

Balance at March 31, 2012	$7,026

4.	Comprehensive Income and Accumulated Other Comprehensive Loss

Total comprehensive income is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$1,724	$1,995	$2,910	$3,201
Foreign currency translation adjustment, net of tax	83	104	38	79
Interest rate swap agreement adjustment, net of tax	(7)	0	(52)	0
Net retirement plan liability adjustment, net of tax	223	204	425	408

Total comprehensive income	$2,023	$2,303	$3,321	$3,688

The components of accumulated other comprehensive loss are as follows:

	March 31, 2012	September 30, 2011
Foreign currency translation adjustment, net of tax	$(5,732)	$(5,770)
Net retirement plan liability adjustment, net of tax	(6,507)	(6,932)
Interest rate swap agreement adjustment, net of tax	(52)	0

Total accumulated other comprehensive loss	$(12,291)	$(12,702)

5.	Long-Term Debt

Long-term debt consists of:

	March 31, 2012	September 30, 2011
Revolving credit agreement	$13,388	$1,184
Term loan	9,000	0
Promissory Note	2,322	0
Capital lease obligations	0	28
Other	3	4

	24,713	1,216
Less – current maturities	2,002	30

Total long-term debt	$22,711	$1,186

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

The term loan has a Libor-based variable interest rate that was 2.3% at March 31, 2012 and which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of March 31, 2012.

In connection with the acquisition of the QAF business, as discussed more fully in Note 11, the Company issued a $2.4 million non-interest bearing promissory note to the seller, which note is payable by the Company in November, 2013. The imputed interest rate used to discount the note was 2% per annum.

6.	Government Grants

In the past, the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Remaining grants, principally capital in nature, are amortized into income over the estimated useful lives of the related assets. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at March 31, 2012 and September 30, 2011 was $360 and $375, respectively. The Company’s grants are denominated primarily in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

7.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of both fiscal 2012 and 2011 is 34%, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Current income tax provision:
U.S. federal	$673	$802	$1,100	$1,340
U.S. state and local	125	122	199	197
Non-U.S	122	72	190	114

Total current tax provision	920	996	1,489	1,651

Deferred income tax provision (benefit):
U.S. federal	52	12	36	9
Non-U.S	0	(1)	(6)	(2)

Total deferred tax provision	52	11	30	7

Income tax provision	$972	$1,007	$1,519	$1,658

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2006.

At March 31, 2012 and September 30, 2011, the Company recorded liabilities of $77 and $96, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2011	$96
Lapse of statute of limitations	(21)
Increase due to tax positions taken in prior years	2

Balance at March 31, 2012	$77

8.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Service cost	$71	$70	$142	$151
Interest cost	247	261	494	524
Expected return on plan assets	(351)	(369)	(702)	(716)
Amortization of prior service cost	12	29	24	58
Amortization of net loss	210	175	420	350

Net periodic benefit cost	$189	$166	$378	$367

Through March 31, 2012, the Company has made contributions in the amount of $420 to its defined benefit pension plans. The Company anticipates making $618 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2012.

9.	Stock-Based Compensation

In previous periods, the Company has awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of March 31, 2012.

Aggregate option activity is as follows:

	Number of Share Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

September 30, 2011	43,000	$3.86
Options exercised	(23,000)	$3.86

March 31, 2012	20,000	$3.86	3.2	$300

Vested and exercisable at March 31, 2012	20,000	$3.86	3.2	$300

As of March 31, 2012, there was no unrecognized compensation cost related to the stock options granted under either the 1995 or 1998 Plans.

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

With respect to such performance shares, compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2012, (ii) 100% of the target levels for recipients of the performance shares awarded during fiscal 2011 and (iii) approximately 130% of the target levels for recipients of the performance shares awarded during fiscal 2010. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The vesting of such shares is determined at the end of the performance period.

During fiscal 2012, the Company awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) to three (3) years.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at March 31, 2012 there are approximately 396,200 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to all performance and restricted shares awarded under the 2007 Plan was $567 and $177 during the first six months of fiscal 2012 and 2011, respectively. As of March 31, 2012, there was $1,983 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.

The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2011	135,480	$13.25
Restricted shares awarded (2012 award)	26,560	22.00
Restricted shares earned (2011 award)	(10,680)	16.30
Performance shares awarded (2012 award)	58,925	19.56
Performance shares forfeited (various awards)	(13,350)	16.65
Performance shares earned (2009 award)	(8,938)	5.99
Performance shares not earned (2009 award)	(29,062)	5.99

Outstanding at March 31, 2012	158,935	$18.30

Company issued common shares from treasury during the first six months of fiscal 2012 to satisfy obligations under its various equity compensation plans.

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

The following table summarizes certain information regarding segments of the Company:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales:
Forged Components Group	$28,162	$20,620	$50,850	$36,311
Turbine Component Services and Repair Group	1,981	2,570	4,019	4,970
Applied Surface Concepts Group	3,936	3,614	7,720	6,919

Consolidated net sales	$34,079	$26,804	$62,589	$48,200

Operating income (loss):
Forged Components Group	$3,607	$3,161	$5,794	$5,233
Turbine Component Services and Repair Group	(328)	124	(461)	185
Applied Surface Concepts Group	358	348	708	567
Corporate unallocated expenses	(925)	(710)	(1,648)	(1,320)

Consolidated operating income	2,712	2,923	4,393	4,665

Interest expense, net	131	33	218	31
Foreign currency exchange (gain) loss, net	3	5	(19)	9
Other income, net	(118)	(117)	(235)	(234)

Consolidated income before income tax provision	$2,696	$3,002	$4,429	$4,859

Depreciation and amortization expense:
Forged Components Group	$1,363	$1,160	$2,792	$1,545
Turbine Component Services and Repair Group	87	75	164	149
Applied Surface Concepts Group	71	88	151	172
Corporate unallocated expenses	74	62	148	139

Consolidated depreciation and amortization expense	$1,595	$1,385	$3,255	$2,005

LIFO expense for the Forged Components Group	$269	$183	$428	$225

	March 31, 2012	September 30, 2011
Identifiable assets
Forged Components Group	$85,316	$58,361
Turbine Component Services and Repair Group	3,746	3,758
Applied Surface Concepts Group	6,544	6,217
Corporate	11,789	11,675

Consolidated total assets	$107,395	$80,011

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

The preliminary allocation of the purchase price and the estimated goodwill and intangible assets, all of which belong to the Forge Group, are as follows:

	October 28, 2011 (As Initially Reported)	Measurement Period Adjustments	As Adjusted

Assets acquired:
Accounts receivable	$3,801	$(98)	$3,703
Inventory	3,823	161	3,984
Property and equipment	4,965	0	4,965
Intangible assets	9,100	(300)	8,800
Goodwill	3,337	196	3,533
Other assets	200	(47)	153

	25,226	(88)	25,138
Liabilities assumed:
Accounts payable and accrued liabilities	417	0	417

Total purchase price	$24,809	$(88)	$24,721

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

The results of operation of QAF and TWF from their respective dates of acquisition are included in the Company’s unaudited consolidated condensed statements of operations and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF and TWF as if the acquisitions had occurred on October 1, 2010 and 2009, respectively:

	Three Months Ended March 31,	Six Months Ended March 31,
	2011	2012	2011

Net sales	$31,599	$64,102	$60,305
Net income	2,500	3,644	3,990
Net income per share (basic)	0.47	0.69	0.76
Net income per share (diluted)	0.47	0.68	0.75

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

The primary factor that impacts the operating income of all three of the Company’s business segments, in a similar manner, is net sales and related production volumes. This is due to the fact that each of the Company’s segments operates within a cost structure that includes a significant fixed component. Therefore, higher net sales volumes are expected to result in greater operating income because such higher volumes allow the business segments’ operations to better leverage the fixed component of their respective cost structures. Conversely, the opposite effect is expected to occur at lower net sales and related production volumes.

A. Results of Operations

Non-GAAP Financial Measures

Presented below is certain financial information based on our EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because (i) it believes they are useful indicators for evaluating operating performance and liquidity, including the Company's ability to incur and service debt and (ii) it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted, the use of these non-GAAP financial measures as analytical tools has limitations and, therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of its results of operations as reported in accordance with GAAP. Some of these limitations are:

•	Neither EBITDA nor Adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments, on indebtedness;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflects any cash requirements for such replacements;

•	The omission of the substantial amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA;

•	Neither EBITDA nor Adjusted EBITDA includes the payment of taxes, which is a necessary element of operations; and

•	Adjusted EBITDA excludes the cash expense the Company has incurred to acquire businesses.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income, net sales and operating profit, to measure operating performance. Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income	$1,724	$1,995	2,910	$3,201
Adjustments:
Depreciation and amortization expense	1,595	1,385	3,255	2,005
Interest expense, net	131	33	218	31
Income tax provision	972	1,007	1,519	1,658

EBITDA	4,422	4,420	7,902	6,895
Adjustments:
Inventory purchase accounting adjustments (1)	216	110	441	202
Acquisition transaction-related expenses (2)	105	25	229	173
Equity compensation expense (3)	329	123	567	177
LIFO provision (4)	269	183	428	225

Adjusted EBITDA	$5,341	$4,861	9,567	$7,672

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when the inventory was sold.
(2)	Represents transaction-related costs comprising legal, financial and tax due diligence expenses; and valuation services costs that are required to be expensed as incurred.
(3)	Represents the equity based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.
(4)	Represents the increase in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

Six Months Ended March 31, 2012 compared with Six Months Ended March 31, 2011

Net sales in the first six months of fiscal 2012 increased 29.9% to $62.6 million, compared with $48.2 million in the comparable period in fiscal 2011. Net income in the first six months of fiscal 2012 was $2.9 million, compared with $3.2 million in the comparable period in fiscal 2011. EBITDA in the first six months of fiscal 2012 was $7.9 million, or 12.6% of net sales, compared with $6.9 million, or 14.3% of net sales, in the comparable period in fiscal 2011. Adjusted EBITDA in the first six months of fiscal 2012 was $9.6 million, or 15.3% of net sales, compared with $7.7 million, or 15.9% of net sales, in the comparable period in fiscal 2011. See “Non-GAAP Financial Measures” above for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. As discussed more fully in Note 11 to the unaudited consolidated condensed financial statements, the Company completed the purchase of the forging business and substantially all related operating assets of Quality Aluminum Forge (“QAF”) and T&W Forge (“TWF”) on October 28, 2011 and December 10, 2010, respectively.

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for the first six months of fiscal 2012 include the results of QAF from the date of its acquisition. The Forge Group’s results for the first six months of fiscal 2011 include the results of TWF from the date of its acquisition.

Net sales in the first six months of fiscal 2012 increased 40.0% to $50.9 million, compared with $36.3 million in the comparable period of fiscal 2011. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as various military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first six months of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2012	2011

Aerospace components for:
Fixed wing aircraft	$24.7	$16.3	$8.4
Rotorcraft	14.3	12.4	1.9
Components for power generation units	9.4	5.5	3.9
Commercial product sales and other revenue	2.5	2.1	0.4

Total	$50.9	$36.3	$14.6

The increase in net sales of forged components for fixed wing aircraft during the first six months of fiscal 2012, compared with the comparable period in fiscal 2011, is principally due to the impact of the acquisition of QAF during the first quarter of fiscal 2012. The increase in net sales of engine components for power generation units is due to the impact of the acquisition of TWF during the first six months of fiscal 2011. Net sales of aerospace components for rotorcraft increased in the first six months of fiscal 2012, compared with the same period in fiscal 2011, principally due to the negative impact on sales volumes during the first six months of fiscal 2011 resulting from a significant customer that was in the process of adjusting its inventory levels of certain components.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $16.5 million in the first six months of fiscal 2012, compared with $15.4 million in the comparable period in fiscal 2011. Demand for additional military helicopters and related replacement components are the primary driver of the sales demand for components for military applications.

The Forge Group’s cost of goods sold increased $12.3 million to $40.5 million, or 79.6% of net sales, during the first six months of fiscal 2012, compared with $28.2 million, or 77.7% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in the first six months of fiscal 2012, compared to the comparable period in fiscal 2011, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 36.3% of net sales during the first six months of fiscal 2012, compared with 37.5% of net sales in the comparable period in fiscal 2011, due primarily to the mix of product - a higher concentration of products, with lower material content, were sold during the first six months of fiscal 2012, compared with the comparable period in fiscal 2011.

•

All other manufacturing costs were approximately 43.3% of net sales during the first six months of fiscal 2012, compared with 40.2% of net sales in the comparable period in fiscal 2011. Labor costs were higher principally due to the mix of product - a higher concentration of products with higher labor content were sold during the first six months of fiscal 2012, compared with the comparable period in fiscal 2011. The Forge Group also experienced a reduction in its labor efficiency during the first six months of fiscal 2012, compared with the comparable period in fiscal 2011. The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during the first six months of fiscal 2012, a portion of which was due to the acquisitions of QAF and TWF, compared with the same period in fiscal 2011, also impacted cost of goods sold:

	Six Months Ended March 31,				$ Amount Increase (Decrease)
(Dollars in millions)	2012		2011
Manufacturing overhead expenditures	$ Amount	% of Net Sales	$ Amount	% of Net Sales

Utilities	2.4	4.8	2.3	6.2	0.1
Repairs, maintenance and supplies	2.2	4.4	1.6	4.4	0.6
Depreciation	1.3	2.6	0.8	2.2	0.5
Tooling	1.5	3.0	1.1	3.1	0.4

Manufacturing costs in the first six months of fiscal 2012, compared with the same period in fiscal 2011, increased due to (i) an increase in manufacturing expenditures required to support the $14.6 million of additional product sales volume and (ii) an increase in depreciation expense, both of which were primarily attributable to the acquisitions of TWF and QAF. These higher costs were partially offset by a decrease in the cost of natural gas in the first six months of fiscal 2012, compared with the same period in fiscal 2011.

The Forge Group’s selling, general and administrative expenses increased $1.7 million to $4.6 million, or 9.0% of net sales, in the first six months of fiscal 2012, compared with $2.9 million, or 7.9% of net sales, in the comparable period in fiscal 2011. The increase in selling, general and administrative expenses is principally due to (i) a $0.7 million increase in amortization of intangible assets related to the acquisitions of TWF and QAF and (ii) the impact of the acquisitions of TWF and QAF on relative spending levels. The Forge Group’s selling, general and administrative expenses in the first six months of fiscal 2012, before the impact of the $0.7 million increase in amortization of intangible assets, was $3.1 million, or 6.1% of net sales, compared with $2.1 million, or 5.8% of net sales, in the comparable period in fiscal 2011.

The Forge Group’s operating income increased $0.6 million to $5.8 million in the first six months of fiscal 2012, compared with $5.2 million in the comparable period in fiscal 2011. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Operating Income	2012	2011

Operating income	$5.8	$5.2	$0.6
LIFO expense	0.4	0.2	0.2

Operating income without LIFO expense	$6.2	$5.4	$0.8

The Forge Group’s operating income in the first six months of fiscal 2012 was favorably impacted by the increase in gross profit that resulted from the $13.3 million of additional product sales volumes that resulted from the acquisitions of TWF and QAF plus the net impact of the other cost of goods sold and selling, general and administrative expense factors noted above.

The Forge Group’s backlog as of March 31, 2012 was $103.8 million, of which $84.1 million was scheduled for delivery over the next twelve months, compared with $92.2 million as of September 30, 2011, of which $74.3 million was scheduled for delivery over the next twelve months. $15.6 million of the Forge Group’s backlog as of March 31, 2012 is attributable to the impact of the recently acquired QAF business. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel) have continued to lengthen due to increased demand and the Forge Group believes that such lead time increase may ultimately result in a fundamental shift in the ordering pattern of its customers. The Forge Group believes that a likely result of such a shift is that customers may place orders further in advance than they previously did, which may result in an increase, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog increase, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the first six months of fiscal 2012, which consists principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 19.1% to $4.0 million, compared with $5.0 million in the comparable fiscal 2011 period.

The Repair Group’s cost of goods sold decreased $0.3 million to $3.8 million, or 94.1% of net sales, during the first six months of fiscal 2012, compared with $4.1 million, or 81.7% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in the first six months of fiscal 2012, compared to the comparable period in fiscal 2011, due principally to the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During the first six months of fiscal 2012, the Repair Group’s selling, general and administrative expenses were $0.7 million, or 17.3% of net sales, compared with $0.7 million, or 14.6% of net sales, in the comparable fiscal 2011 period.

The Repair Group’s operating income decreased $0.7 million to a loss of $0.5 million in the first six months of fiscal 2012, compared with income of $0.2 million in the comparable period in fiscal 2011. Operating income in the first six months of fiscal 2012 was negatively impacted by the significantly lower product sales volumes in relation to the large fixed component of the Repair Group’s operating cost structure.

The Repair Group’s backlog was $1.3 million as of March 31, 2012, of which $0.1 million was scheduled for delivery over the next twelve months, compared with $1.2 million at September 30, 2011, of which $0.4 million was scheduled for delivery over the next twelve months.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the first six months of fiscal 2012 increased 11.6% to $7.7 million, compared with $6.9 million in the comparable fiscal 2011 period. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for the first six months of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2012	2011

Product	$3.9	$3.6	$0.3
Contract service	3.7	3.2	0.5
Other	0.1	0.1	0.0

Total	$7.7	$6.9	$0.8

The increase in product net sales in the first six months of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in net sales volumes of selective plating equipment as well as a general price increase implemented at the beginning of the second quarter of fiscal 2012. The increase in contract service net sales in the first six months of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in the volume of contract services provided to customers. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies. Fluctuations in currency exchange rates during the first six months of fiscal 2012, compared with the same period in fiscal 2011, had a nominal impact on net sales.

The ASC Group’s cost of goods sold increased $0.3 million to $4.4 million, or 56.5% of net sales, during the first six months of fiscal 2012, compared with $4.0 million, or 58.1% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected a decrease in the first six months of fiscal 2012, compared to the first six months of fiscal 2011, due principally to the following:

•

The material component of cost of goods sold was approximately 20.3% of net sales during the first six months of fiscal 2012, compared with 18.5% of net sales in the comparable period in fiscal 2011, due principally to certain higher commodity prices and the mix of product - a higher concentration of products and contract services, with higher material content, were sold during the first six months of fiscal 2012, compared with the same period in fiscal 2011

•

All other cost of goods sold were approximately 36.2% of net sales during the first six months of fiscal 2012, compared with 39.6% of net sales in the comparable period in fiscal 2011. The primary reason for the reduction of all other cost of goods sold as a percentage of net sales is the impact of higher sales volumes during the first six months of fiscal 2012, compared with the same period in fiscal 2011, which allowed the ASC Group to favorably leverage the fixed component of its operating cost structure.

The ASC Group’s selling, general and administrative expenses were $2.6 million, or 34.3% of net sales, in the first six months of fiscal 2012, compared with $2.3 million, or 33.7% of net sales in the comparable fiscal 2011 period. The $0.3 million increase is due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in the first six months of fiscal 2012 was $0.7 million, compared with $0.6 million in the same period in fiscal 2011. This improvement in operating income is due to the net impact of the reasons noted above.

The ASC Group’s backlog as of March 31, 2012 was not material, which is consistent with the nature of its business.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.6 million in the first six months of fiscal 2012, compared with $1.3 million in the same period in fiscal 2011. The $0.3 million increase is due to a $0.2 million increase in compensation and benefits expense principally related to the Company’s long-term equity incentive plan and a $0.1 million increase in legal and professional expense.

Other/General

Interest expense was $0.2 million in the first six months of fiscal 2012, compared to $0.1 million in the same period in fiscal 2011. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of fiscal 2012 and 2011:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2012	2011	2012	2011

Revolving credit agreement	1.3%	1.4%	$11.6 million	$5.8 million
Term note	2.9%	N/A	$9.5 million	N/A
Promissory note	2.0%	N/A	$2.3 million	N/A

Other income, net consists principally of $0.2 million of rental income earned from the lease of the Cork, Ireland facility.

Three Months Ended March 31, 2012 compared with Three Months Ended March 31, 2011

Net sales in the second quarter of fiscal 2012 increased 27.1% to $34.1 million, compared with $26.8 million in the comparable period in fiscal 2011. Net income in the second quarter of fiscal 2012 was $1.7 million, compared with $2.0 million in the comparable period in fiscal 2011. EBITDA in the second quarter of fiscal 2012 was $4.4 million, or 13.0% of net sales, compared with $4.4 million, or 16.5% of net sales, in the comparable period in fiscal 2011. Adjusted EBITDA in the second quarter of fiscal 2012 was $5.3 million, or 15.7% of net sales, compared with $4.9 million, or 18.1% of net sales, in the comparable period in fiscal 2011. See “Non-GAAP Financial Measures” above for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. As discussed more fully in Note 11 to the unaudited consolidated condensed financial statements, the Company completed the purchase of the forging business and substantially all related operating assets of QAF and TWF on October 28, 2011 and December 10, 2010, respectively.

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for the second quarter of fiscal 2012 include the results of QAF and TWF. The Forge Group’s results for the second quarter of fiscal 2011 include the results of TWF.

Net sales in the second quarter of fiscal 2012 increased 36.6% to $28.2 million, compared with $20.6 million in the comparable period of fiscal 2011. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as various military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the second quarter of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2012	2011

Aerospace components for:
Fixed wing aircraft	$13.9	$9.1	$4.8
Rotorcraft	7.7	5.2	2.5
Components for power generation units	4.7	4.9	(0.2)
Commercial product sales and other revenue	1.9	1.4	0.5

Total	$28.2	$20.6	$7.6

The increase in net sales of forged components for fixed wing aircraft during the second quarter of fiscal 2012, compared with the comparable period in fiscal 2011, is principally due to the impact of the acquisition of QAF during the first quarter of fiscal 2012. Net sales of aerospace components for rotorcraft increased in the second quarter of fiscal 2012, compared with the same period in fiscal 2011, principally due to the negative impact on sales volumes during the second quarter of fiscal 2011 resulting from a significant customer that was in the process of adjusting its inventory levels of certain components.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $8.6 million in the second quarter of fiscal 2012, compared with $7.8 million in the comparable period in fiscal 2011. Demand for additional military helicopters and related replacement components are the primary driver of the sales demand for components for military applications.

The Forge Group’s cost of goods sold increased $6.6 million to $22.4 million, or 79.4% of net sales, during the second quarter of fiscal 2012, compared with $15.8 million, or 76.2% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in 2012, compared to 2011, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 35.9% of net sales during the second quarter of fiscal 2012, compared with 35.3% of net sales in the comparable period in fiscal 2011, due primarily to the mix of product - a higher concentration of products, with higher material content, were sold during the second quarter of fiscal 2012, compared with the comparable period in fiscal 2011.

•

All other manufacturing costs were approximately 43.5% of net sales during the second quarter of fiscal 2012, compared with 40.9% of net sales in the comparable period in fiscal 2011. Labor costs were higher principally due to the mix of product - a higher concentration of products with higher labor content were sold during the second quarter of fiscal 2012, compared with the comparable period in fiscal 2011. The Forge Group also experienced a reduction in its labor efficiency during the second quarter of fiscal 2012, compared with the same period in fiscal 2011. The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during the second quarter of fiscal 2012, a portion of which was due to the acquisition of QAF, compared with the same period in fiscal 2011, also impacted cost of goods sold:

(Dollars in millions)	Three Months Ended March 31,				$ Amount Increase (Decrease)
	2012		2011
Manufacturing overhead expenditures	$ Amount	% of Net Sales	$ Amount	% of Net Sales

Utilities	1.3	4.8	1.3	6.4	0.0
Repairs, maintenance and supplies	1.1	4.0	0.8	4.1	0.3
Depreciation	0.7	2.5	0.5	2.5	0.2
Tooling	0.8	3.0	0.7	3.4	0.1

Manufacturing costs in the second quarter of fiscal 2012, compared with the same period in fiscal 2011, increased due to (i) an increase in manufacturing expenditures required to support the $7.6 million of additional product sales volume and (ii) an increase in depreciation expense, both of which were primarily attributable to the acquisition of QAF. These higher costs were partially offset by a decrease in the cost of natural gas in the second quarter of fiscal 2012, compared with the same period in fiscal 2011.

The Forge Group’s selling, general and administrative expenses increased $0.5 million to $2.2 million, or 7.8% of net sales, in the second quarter of fiscal 2012, compared with $1.7 million, or 8.5% of net sales, in the comparable period in fiscal 2011. The increase in selling, general and administrative expenses is principally due to the impact of the acquisition of QAF. The Forge Group’s selling, general and administrative expenses in the second quarter of fiscal 2012, before the impact of the $0.7 million amortization of intangible assets in both periods, was $1.5 million, or 5.4% of net sales, compared with $1.1 million, or 5.1% of net sales, in the comparable period in fiscal 2011.

The Forge Group’s operating income increased $0.4 million to $3.6 million in the second quarter of fiscal 2012, compared with $3.2 million in the comparable period in fiscal 2011. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating Income	2012	2011

Operating income	$3.6	$3.2	$0.4
LIFO expense	0.3	0.2	0.1

Operating income without LIFO expense	$3.9	$3.4	$0.5

The Forge Group’s operating income in the second quarter of fiscal 2012 was favorably impacted by the increase in gross profit that resulted from the $5.4 million of additional product sales volumes that resulted from the acquisitions of QAF plus the net impact of the other cost of goods sold and selling, general and administrative expense factors noted above.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales in the second quarter of fiscal 2012, which consists principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 22.9% to $2.0 million, compared with $2.6 million in the comparable fiscal 2011 period.

The Repair Group’s cost of goods sold decreased $0.1 million to $2.0 million, or 100.0% of net sales, during the second quarter of fiscal 2012, compared with $2.1 million, or 80.3% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, due principally to the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During the second quarter of fiscal 2012, the Repair Group’s selling, general and administrative expenses were $0.3 million, or 16.6% of net sales, compared with $0.4 million, or 14.8% of net sales, in the comparable fiscal 2011 period.

The Repair Group’s operating income decreased $0.4 million to a loss of $0.3 million in the second quarter of fiscal 2012, compared with income of $0.1 million in the comparable period in fiscal 2011. Operating income in the second quarter of fiscal 2012 was negatively impacted by the significantly lower product sales volumes in relation to the large fixed component of the Repair Group’s operating cost structure.

Applied Surface Concepts Group (“ASC Group”)

Net sales in the second quarter of fiscal 2012 increased 8.9% to $3.9 million, compared with $3.6 million in the comparable fiscal 2011 period. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for the second quarter of fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2012	2011

Product	$2.0	$1.8	$0.2
Contract service	1.9	1.7	0.2
Other	0.0	0.1	(0.1)

Total	$3.9	$3.6	$0.3

The increase in product net sales in the second quarter of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in net sales volumes of selective plating products, as well as a general price increase implemented at the beginning of the second quarter of fiscal 2012. The increase in contract service net sales in the second quarter of fiscal 2012, compared with the same period in fiscal 2011, is attributed to an increase in the volume of contract services provided to customers. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies. Fluctuations in currency exchange rates during the second quarter of fiscal 2012, compared with the same period in fiscal 2011, had a nominal impact on net sales.

The ASC Group’s cost of goods sold increased $0.2 million to $2.3 million, or 57.4% of net sales, in the second quarter of fiscal year 2012, compared with $2.1 million, or 56.8% of net sales, in the comparable period in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in the second quarter of fiscal 2012, compared with the same period in fiscal 2011, due principally to the following:

•

The material component of cost of goods sold was approximately 20.6% of net sales in the second quarter of fiscal 2012, compared with 16.7% in the comparable period in fiscal 2011, due principally to certain higher commodity material costs and mix of product – a higher concentration of products and contract services with higher material content, were sold during the second quarter of fiscal 2012, compared with the same period in fiscal 2011.

•

All other cost of goods sold were approximately 36.8% of net sales during the second quarter of fiscal 2012, compared with 40.1% of net sales in the comparable period of fiscal 2011. The primary reason for the reduction of all other cost of goods sold as a percentage of net sales is the impact of higher sales volumes during the second quarter of fiscal 2012, compared with the same period in fiscal 2011, which allowed the ASC Group to favorably leverage the fixed component of its operating cost structure.

The ASC Group’s selling, general and administrative expenses were $1.3 million, or 33.5% of net sales, in the second quarter of fiscal 2012, compared with $1.2 million, or 33.5% of net sales in the comparable fiscal 2011 period. The $0.1 million increase is due primarily to an increase in sales promotion efforts.

The ASC Group’s operating income in the second quarters of both fiscal 2012 and 2011 was $0.3 million.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $0.9 million in the second quarter of fiscal 2012, compared with $0.7 million in the same period in fiscal 2011. The $0.2 million increase is due to a $0.1 million increase in compensation and benefits expense principally related to the Company’s long-term equity incentive plan and $0.1 million increase in legal and professional expense.

Other/General

Interest expense was $0.1 million in the second quarter of fiscal 2012, compared to a nominal amount in the same period in fiscal 2011. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarter of both fiscal 2012 and 2011:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2012	2011	2012	2011

Revolving credit agreement	1.3%	1.4%	$13.1 million	$8.8 million
Term note	2.9%	N/A	$9.3 million	N/A
Promissory note	2.0%	N/A	$2.3 million	N/A

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

B. Liquidity and Capital Resources

Cash and cash equivalents increased $0.6 million to $7.0 million at March 31, 2012 from $6.4 million at September 30, 2011. At March 31, 2012, essentially all of the $7.0 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

The Company’s operating activities provided $4.1 million of cash in the first six months of fiscal 2012 compared with $7.4 million of cash provided by operating activities in the first six months of fiscal 2011. The $4.1 million of cash provided by operating activities in the first six months of fiscal 2012 was primarily due to (i) net income of $2.9 million; (ii) $4.2 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity based compensation expense and LIFO expense; (iii) a $1.2 million increase in accounts payable and accrued expenses; (iv) a $0.7 million decrease in accounts receivable and (v) a $0.2 million reduction in refundable income taxes. These items were partially offset by a $4.4 million increase in inventories. These changes in the components of working capital do not take into consideration the impact of the opening balance sheet related to the acquisition of QAF and were due primarily to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of collections from customers and (iii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $1.3 million in the first six months of fiscal 2012 compared with $1.6 million in the comparable fiscal 2011 period. Capital expenditures during the first six months of fiscal 2012 consist of $1.0 million by the Forge Group, $0.2 million by the Repair Group and $0.1 million by the ASC Group. In addition to the $1.2 million expended during the first six months of fiscal 2012, $0.2 million has been committed as of March 31, 2012. The Company anticipates that total fiscal 2012 capital expenditures will be within the range of $2.0 to $3.5 million and will relate principally to the expansion of the Forge Group’s production capabilities.

As described more fully in note 11 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in October 2011 for approximately $24.8 million at closing. The acquisition was financed by borrowing approximately $22.4 million from its bank, which borrowing consisted of a new $10.0 million term loan and drawing approximately $12.4 million from its revolving credit facility. The balance of the acquisition was financed by the Company issuing a $2.4 million promissory note to the seller, which note is payable by the Company in November 2013.

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

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November of 2013. The Company was in compliance with all applicable loan covenants as of March 31, 2012.

The Company believes it has adequate cash/other liquidity available from the combination (i) its non-U.S subsidiary cash balances and (ii) cash flows from operations and funds available under its revolving credit agreement to finance both its non-U.S. and U.S operations.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

During the six month period ended March 31, 2012, the following occurred:

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

There were no other changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, which would be expected to have a material effect on financial reporting.

Part II. Other Information

Item 6. (a) Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

Exhibit No.	Description

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.9	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.10	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.11	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.12	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.13	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

* 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

* 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* 101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 10, 2012, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2012 and 2011, (ii) Consolidated Condensed Balance Sheets at March 31, 2012 and September 30, 2011, (iii) Consolidated Condensed Statements Cash Flow for the fiscal periods ended March 31, 2012 and 2011, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 10, 2012	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)