Form 10-K/A
period 2011-09-30
SIFCO INDUSTRIES INC
filed 2012-06-07
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends SIFCO Industries, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended September 30, 2011, as originally filed with the Securities and Exchange Commission on December 1, 2011 (the “Original Filing”). The Company is filing the Amendment solely to amend and supplement Item 11 Executive Compensation. No attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update disclosures, including the exhibits to the Original Filing, affected by subsequent events.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Amendment under Item 15 of Part IV hereof.

PART III

Item 11. Executive Compensation

The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement filed with the SEC on December 1, 2011.

The disclosure set forth under the caption “Compensation Discussion and Analysis – Elements of Compensation - Annual Incentive Compensation” of the Company’s definitive Proxy Statement filed with the SEC on December 1, 2011 is hereby amended and supplemented with the following disclosure.

Annual Incentive Compensation — Executive officers have the opportunity to earn annual cash incentive awards. In years with strong financial and/or strategic performance, executive officers can earn cash incentive awards that would be considered competitive as compared to similarly situated companies, as discussed above under the heading “Role of the Compensation Committee”.

Annual incentive compensation awards are intended to reinforce the Company’s strategic objectives and promote achievement of certain financial and/or strategic targets. Consistent with its compensation philosophy, the Company’s annual incentive compensation award payments to executive officers are contingent upon the achievement of specific performance target(s) during the applicable performance period. Specific annual performance targets may include (i) the achievement of certain financial profitability criteria in relation to the Company’s Annual Plan as approved by the Board of Directors, (ii) an executive officer’s performance relative to strategic objectives, (iii) utilization (disposition) of performing (non-performing) Company assets or (iv) other similar criteria. These criteria may change from one period to another based on the particular strategic focus of the Company for that respective period as deemed appropriate by the Compensation Committee. Each performance target may also have a minimum threshold and maximum payout level.

For fiscal 2011, the annual incentive payment for both Mr. J. P. Woidke and Mr. F. A. Cappello was based on two components: (1) achievement of primary financial performance targets, which are used to determine 80% of the annual incentive payment and (2) achievement of individualized performance objectives, which are used to determine 20% of the annual incentive payment.

The primary financial performance target was based on the achievement of the return-on-sales percentage in the Company’s fiscal 2011 Annual Plan as approved by the Board of Directors. Return-on-sales is defined as operating profit before tax, measured as a percent of net sales, subject to certain adjustments, which adjustments include (i) negating the impact of any changes in the Company’s LIFO inventory reserve, and (ii) certain other nonrecurring income and expense amounts that generally do not reflect the current operating performance of the Company. A secondary financial performance target was the optimization of working capital by maintaining the Company’s average working capital level within the fiscal 2011 Annual Plan target range.

The individualized performance objectives that were outlined for Mr. J. P. Woidke and Mr. F. A. Cappello were principally non-financial in nature and related to a qualitative assessment of their individual contributions toward the achievement of the operating and strategic objectives of the Company. These performance objectives were subjectively evaluated principally at the discretion of the CEO on a qualitative basis. Annual incentive compensation related to these individualized performance objectives is only paid if the Company also achieves its financial performance targets. The nature of these individualized performance objectives, while providing an appropriate level of challenge for Mr. J. P. Woidke and Mr. F. A. Cappello, offer such executives a reasonable likelihood of achieving their respective objectives provided they remain focused on, and the Company makes measurable progress relative to, both the annual operating plan and longer-term strategic plan.

The individual executive officer’s 2011 annual incentive compensation amounts were determined as follows:

•

The consolidated target return-on-sales level that was established in the Company’s fiscal 2011 Annual Plan was 13.5%. The Company’s actual consolidated return-on-sales level achieved in fiscal 2011 was 13.1%. The Company established an average working capital target range for 2011 that was between $19.8 and $22.4 million. The average working capital that was achieved for 2011 was $22.2 million, which was within the target range. Because the Company maintained its average working capital within the target range and achieved less than 100% of its return-on-sales target, Mr. J. P. Woidke and Mr. F. A. Cappello earned annual incentive compensation for fiscal 2011 relating to this primary financial performance component that was below their target level of 40% of base salary.

•

Mr. J. P. Woidke and Mr. F. A. Cappello both achieved 100% of their individualized performance objectives and earned annual incentive compensation for fiscal 2011 relating to this component that was equal to their target level of 10% of base salary.

In addition to setting performance targets, the Compensation Committee also sets each executive officer’s target annual incentive compensation amount. This target annual incentive compensation amount is expressed as a percentage of each executive officer’s base salary. In determining the target annual incentive compensation amount, the Committee references competitive survey sources as described above and targets the market median annual cash incentive opportunity. In addition, the Compensation Committee may also consider various other factors, including the impact that the executive officers and other key employees are capable of and should have relative to achieving the Company’s annual and strategic objectives.

For fiscal 2011, Mr. J. P. Woidke and Mr. F. A. Cappello had target annual incentive compensation amounts equal to 50% of base salary, with potential annual incentive compensation amounts ranging from 0% to 75% of base salary, subject to a minimum financial performance threshold amount. Such threshold in fiscal 2011 is principally related to the achieved level of return-on-sales, as described above. The targeted annual incentive compensation amounts of $122,300 for Mr. J. P. Woidke and $88,800 for Mr. F. A. Cappello, respectively, are paid based upon the achievement of the above described performance targets. For fiscal 2011, Mr. J. P. Woidke and Mr. F. A. Cappello received cash bonuses of $115,600 and $83,900, respectively, which were less than their respective target incentive amounts, for the reasons outlined above.

Because of the relative importance of annual incentive compensation awards to total compensation and their direct link to the achievement of specific performance targets, the Company believes that the annual incentive compensation awards remain an important part of its compensation program.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By:	/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)

Date: June 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below as of June 7, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Alayne L. Reitman	/s/ John G. Chapman, Sr.
Alayne L. Reitman	John G. Chapman, Sr.
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Remigijus H. Belzinskas
Remigijus H. Belzinskas
Corporate Controller
(Principal Accounting Officer)

4