Form 10-K
period 2012-09-30
SIFCO INDUSTRIES INC
filed 2012-11-30
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-5978

SIFCO Industries, Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0553950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

970 East 64th Street, Cleveland Ohio	44103
(Address of principal executive offices)	(Zip Code)

(216) 881-8600

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Shares, $1 Par Value	NYSE MKT
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

large accelerated filer	☐	accelerated filer	☐

non-accelerated filer	☐	smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $48,086,083.

The number of the Registrant’s Common Shares outstanding at October 31, 2012 was 5,339,571.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 17, 2013 (Part III).

PART I

Item 1. Business

A.	The Company

SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

The Company is engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective plating. The products include forged components (both conventional and precision), machined forged parts and other machined metal components, remanufactured component parts for aerospace turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (i) Forged Components Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.

B.	Principal Products and Services

1. Forged Components Group

The Forged Components Group (“Forge Group”) has multiple operations. SIFCO Forge is located in Cleveland, Ohio; T&W Forge (“TWF”) is located in Alliance, Ohio and Quality Aluminum Forge (“QAF”) is located in Orange, California. As discussed more fully in Note 12 to the consolidated financial statements included in Item 8, on October 28, 2011, SIFCO completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge), which business is operated in QAF’s Orange and Long Beach, California facilities. This segment of the Company’s business consists principally of the manufacture of forged components for aerospace and energy applications. As a part of the Forge Group’s manufacturing process, the business performs forging, heat-treating and precision component machining.

Operations

The Company’s Forge Group is a manufacturer of forged components with capability ranging in size from 2 to 1,100 pounds (depending on configuration and alloy), primarily in various steel, titanium and aluminum alloys, utilizing a variety of processes for applications principally in the aerospace and energy markets. The Forge Group’s products include: original equipment manufacturers (“OEM”) and aftermarket components for aircraft and industrial gas turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. The Forge Group also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.

The Forge Group generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located throughout North and South America and Europe. The Forge Group generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, the Forge Group believes that its sources are adequate for its business. SIFCO Forge, TWF and QAF are ISO 9001:2000 registered with SIFCO Forge and QAF also being AS 9100:2001 certified. In addition, the Forge Group’s chemical etching/milling, non-destructive testing, and heat-treating facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) accredited.

Industry

The performance of the domestic and international air transport industry as well as government defense spending and the energy industry directly and significantly impact the performance of the Forge Group.

•

The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for airframe and turbine engine components. The financial condition of the global commercial airline industry continues to see improvement. This improvement is due to strong demand in both air freight and passenger traffic. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic and (ii) major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality. There has been recent improvement in aircraft capacity utilization due to the increase in air freight and passenger traffic, which is driving demand for additional capacity. In addition to the traditional markets, emerging markets in Asia and the

Middle East are driving demand for aircraft as more people are flying today than has been the case in recent past. Aircraft capacity is returning to the market at about the same pace as the growth in demand for such capacity. The Forge Group believes this pattern should continue with the long-term steady growth projected by the air transport industry. The Forge Group also supplies new and spare components for military aircraft, including helicopters. Military spending has continued to be relatively strong and level in recent years. As a result of military initiatives, there has been continuing demand for both new and spare components for military customers. The Forge Group’s current outlook for the air transport industry is cautiously optimistic while the military segment remains stable, yet subject to potential changes in defense spending decisions.

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

Competition

While there has been some consolidation in the forging industry, the Forge Group believes there is limited opportunity to increase prices, other than for the pass-through of raw material aluminum, steel and titanium alloy price increases. The Forge Group believes; however, that its demonstrated aerospace and energy expertise along with focus on quality, customer service, SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) initiatives, as well as offering a broad range of capabilities that provide it with an advantage in the primary markets it serves. The Forge Group competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than the Forge Group. As customers establish new facilities throughout the world, the Forge Group will continue to encounter non-U.S. competition. The Forge Group believes it can expand its markets by (i) acquiring additional forging operations, (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities and (iii) developing new customers in markets whose participants require similar technical competence and service (as the aerospace and energy industries) and are willing to pay a premium for quality and service.

Customers

During fiscal 2012, the Forge Group had three customers, consisting of various business units of United Technologies Corporation, Rolls-Royce Corporation, and General Electric Corporation, which accounted for 17%, 16% and 12%, respectively, of the Forge Group’s net sales. The net sales to these three customers, and to their direct subcontractors, accounted for 55% of the Forge Group’s net sales in fiscal 2012. The Forge Group believes that the loss of sales to such customers would result in a materially adverse impact on the business and income of the Forge Group. However, the Forge Group has maintained a business relationship with many of these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the Forge Group has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the Forge Group. The Forge Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of the Forge Group’s business is seasonal.

Backlog of Orders

The Forge Group’s backlog as of September 30, 2012 increased to $106.0 million, of which $87.8 million is scheduled for delivery during fiscal 2013, compared with $92.2 million as of September 30, 2011, of which $74.3 million was scheduled for delivery during fiscal 2012. The significant increase in the backlog as of September 30, 2012 compared to September 30, 2011, is primarily attributed to the addition of QAF, which accounted for $18.1 million of the total backlog as of September 30, 2012. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel and titanium alloy) have shortened since the beginning of fiscal 2012 and the Forge Group believes that such lead time changes may ultimately result in a fundamental shift in the ordering pattern of its customers. The Forge Group believes that a likely consequence of such a shift is that customers may place orders later than they previously did, which may result in a decrease, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog decrease, to the extent it may occur, may not necessarily be indicative of a reduction in expected future sales.

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

The development of remanufacturing and repair processes is an ordinary part of the Repair Group’s business. The Repair Group continues to invest time and money on research and development activities. The Company’s research and development activities in repair processes and high temperature-resistant coatings applied to super-alloy materials have applications in the small aerospace turbine engine markets. Operating costs related to such activities are expensed during the period in which they are incurred. The Repair Group’s research and development expense was $0.7 and $0.5 million in fiscal 2012 and 2011, respectively.

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

Industry

The performance of the air transport industry directly and significantly impacts the performance of the Repair Group. The air transport industry’s long-term outlook is for continued, steady growth. Such outlook suggests the need for additional aircraft and, therefore, growth in the requirement for aerospace turbine engines and related engine repairs. The financial condition of the global commercial airline industry has improved. This improvement is due to strong demand in both air freight and passenger traffic. The air transport industry has recently benefited from several favorable trends, including: (i) projected growth in air traffic and (ii) the beginning of major replacement and refurbishment cycles driven by the desire for more fuel efficient aircraft and fleet commonality. It is difficult to determine at this time what the long-term impact of these factors may be on the demand for products and services provided by the Repair Group. Lack of continued improvement in the global economy could result in further reduced demand for the products and services that the Repair Group provides.

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

Customers

The identity and ranking of the Repair Group’s principal customers can vary from year to year. The Repair Group attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular, rather than relying on high volume production of a particular item or group of items for a particular customer or customers. During fiscal 2012, the Repair Group had four customers, consisting of various business units of Rolls-Royce Corporation, Safran Group, ATC Aerospace and United Technologies Corporation, which accounted for 20%, 17%, 14% and 11%, respectively, of the Repair Group’s net sales. Although there is no assurance that this will continue, historically as one or more major customers have reduced their purchases, the business has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on the business. No material part of the Repair Group’s business is seasonal.

Backlog of Orders

The Repair Group’s backlog as of September 30, 2012 decreased to $1.0 million, of which $0.1 million is scheduled for delivery during fiscal 2013 and $0.9 million is on hold, compared with $1.2 million as of September 30, 2011, of which $0.3 million was scheduled for delivery during fiscal 2012 and $0.9 million was on hold. All orders are subject to modification or cancellation by the customer with limited charges. The Repair Group believes that the backlog may not necessarily be indicative of actual sales for any succeeding period.

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

The ASC Group maintains recognized industry brand names including: SIFCO Process®, Copper Select®, Dalic®, USDL® and Selectron®, all of which are specified in military and industrial specifications. The ASC Group’s manufacturing operations have ISO 9001:2008 and AS 9100 certifications. In addition, two of its facilities are NADCAP (National Aerospace and Defense Contractors Accreditation Program) certified. Two of the service centers are FAA approved repair shops. The ASC Group is also registered with the ARR (American Railroad Registry) and KRS (Korean Registry of Shipping).

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

Customers

During fiscal 2012, the ASC Group had no customers which accounted for 10% or more of the ASC Group’s net sales. The ASC Group has a customer base of over 1,000 customers. Approximately 10 customers, who operate in a variety of industries, accounted for approximately 29% of the ASC Group’s fiscal 2012 net sales. No material part of the ASC Group’s business is seasonal.

Backlog of Orders

Due to the nature of its business (i.e. shorter lead times for its products and services), the ASC Group had no material backlog at September 30, 2012 and 2011.

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

The number of the Company’s employees increased from approximately 360 at the beginning of fiscal 2012 to approximately 565 employees at the end of fiscal 2012. The Company is party to collective bargaining agreements with certain employees located at its Forge Group’s Cleveland, Ohio (expires in May 2015) and Alliance, Ohio (expires in July 2013) facilities and at its Repair Group’s Minneapolis, Minnesota facility (expires in July 2014).

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

Financial information about the Company’s U.S. and non-U.S. operations and subsidiaries is set forth in Note 11 to the consolidated financial statements included in Item 8.

As of September 30, 2012, essentially all of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries and relate to undistributed earnings of these non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Item 2. Properties

The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2012 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•

The Repair Group operates a single, owned facility in Minneapolis, Minnesota with a total of 59,000 square feet and is involved in the repair and remanufacture of principally small aerospace turbine engine components.

•

The Forge Group operates in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) a leased 450,000 square foot facility located in Alliance, Ohio, and (iii) leased facilities aggregating approximately 67,000 square feet located in Orange and Long Beach, California.

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

•

The Company owns a building located in Cork, Ireland (59,000 square feet) that is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Shares are traded on the NYSE MKT exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2012		2011
	High	Low	High	Low
First Quarter	$19.93	$17.81	$16.97	$12.06
Second Quarter	22.43	18.54	17.68	15.91
Third Quarter	22.98	18.06	17.88	15.63
Fourth Quarter	23.75	18.20	19.96	16.22

Dividends and Shares Outstanding

The Company declared a cash dividend of $0.20 per Common Share in fiscal 2012. While the Company does not necessarily anticipate paying regular annual dividends, the Company will continue to evaluate the payment of such dividends annually based on its relative profitability and available resources. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2012, there were approximately 550 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	September 30,
	2012	2011
Net income	$6,548	$7,449
Adjustments:
Depreciation and amortization expense	6,671	4,386
Interest expense, net	438	82
Income tax provision	2,852	3,789

EBITDA	16,509	15,706
Adjustments:
Inventory purchase accounting adjustments (1)	437	202
Acquisition transaction-related expenses (2)	407	301
Equity compensation expense (3)	892	547
LIFO provision (4)	1,563	479

Adjusted EBITDA	$19,808	$17,235

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of sales when the inventory was sold.
(2)	Represents transaction-related costs comprising legal, financial and tax due diligence expenses; and valuation services costs that are required to be expensed as incurred.
(3)	Represents the equity based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.
(4)	Represents the increase in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

Fiscal Year 2012 Compared with Fiscal Year 2011

Net sales in fiscal 2012 increased 16.5% to $125.1 million, compared with $107.4 million in fiscal 2011. Net income in fiscal 2012 was $6.6 million, compared with $7.4 million in fiscal 2011. EBITDA in fiscal 2012 was $16.5 million, or 13.2% of net sales, compared with $15.7 million, or 14.6% of net sales, in the comparable period in fiscal 2011. Adjusted EBITDA in fiscal 2012 was $19.8 million, or 15.8% of net sales, compared with $17.2 million, or 16.1% of net sales, in the comparable period in fiscal 2011. See “Non-GAAP Financial Measures” above for certain information regarding EBITDA and Adjusted EBITDA, including reconciliations of EBITDA and Adjusted EBITDA to net income. As discussed more fully in Note 12 to the consolidated financial statements, the Company completed the purchase of the forging businesses and substantially all related operating assets of QAF and TWF on October 28, 2011 and December 10, 2010, respectively.

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for fiscal 2012 include the results of QAF from the date of its acquisition. The Forge Group’s results for fiscal 2011 include the results of TWF from the date of acquisition. Net sales in fiscal 2012 increased 22.3% to $102.9 million, compared with $84.1 million in fiscal 2011. The Forge Group produces forged components for (i) turbine engines that power commercial business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Net Sales	2012	2011
Aerospace components for:
Fixed wing aircraft	$52.9	$36.3	$16.6
Rotorcraft	28.2	26.4	1.8
Components for power generation units	17.1	16.2	0.9
Commercial product sales and other revenue	4.7	5.2	(0.5)

Total	$102.9	$84.1	$18.8

The increase in net sales of forged components for fixed wing aircraft and rotorcraft during fiscal 2012, compared with fiscal 2011, is principally due to the impact of the acquisition of QAF during the first quarter of fiscal 2012. The increase in net sales of components for power generation units is due to the full year impact in fiscal 2012 of the acquisition of TWF during the first quarter of fiscal 2011.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $35.5 million in fiscal 2012, compared with $32.5 million in fiscal 2011. This increase is primarily attributable to the acquisition of QAF. Demand for additional military helicopters and related replacement components are the primary drivers of such military sales demand.

The Forge Group’s cost of goods sold increased $16.3 million to $81.1 million, or 78.8% of net sales, during fiscal 2012, compared with $64.8 million, or 77.0% of net sales in fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in fiscal 2012, compared to fiscal 2011, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 36.3% of net sales during fiscal 2012, compared with 39.1% of net sales in fiscal 2011, due primarily to the mix of product—a higher concentration of products, with lower material content, were sold during the fiscal 2012, compared with fiscal 2011.

•

All other manufacturing costs were approximately 42.5% of net sales during fiscal 2012, compared with 37.9% of net sales in the comparable period in fiscal 2011. Labor costs, as a percentage of net sales, were higher principally due to the mix of product—a higher concentration of products with higher labor content were sold during fiscal 2012, compared with the comparable period in fiscal 2011. The Forge Group also experienced a reduction in its labor efficiency during fiscal 2012, compared with fiscal 2011. The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during fiscal 2012 compared with fiscal 2011, a portion of which was due to the acquisitions of QAF and TWF, also impacted cost of goods sold:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Manufacturing expenditures	2012	2011
Overhead:
Utilities	$4.7	$4.4	$0.3
Repairs, maintenance and supplies	4.6	3.4	1.2
Depreciation	2.9	1.5	1.4
Rent	0.5	0.0	0.5
Tooling	3.3	2.6	0.7

Manufacturing costs in fiscal 2012, compared with the same period in fiscal 2011, increased due to (i) an increase in manufacturing expenditures required to support the $18.8 million of additional product sales volume for the Forge Group and (ii) an increase in depreciation and rent expense, all of which were primarily attributable to the acquisitions of TWF and QAF. These higher costs were partially offset by a decrease in the price paid for natural gas in fiscal 2012, compared with fiscal 2011.

The Forge Group’s selling, general and administrative expenses increased $2.4 million to $8.9 million, or 8.6% of net sales, in fiscal 2012, compared with $6.5 million, or 7.7% of net sales, in fiscal 2011. The increase in selling, general and administrative expenses is principally due to (i) a $1.0 million increase in amortization of intangible assets related to the acquisitions of TWF and QAF and (ii) a $1.2 million increase in relative spending levels due to the impact of the acquisitions of TWF and QAF. The Forge Group’s selling, general and administrative expenses in fiscal 2012, before the impact of the amortization of intangible assets, was $6.0 million, or 5.8% of net sales, compared with $4.6 million, or 5.4% of net sales, in fiscal 2011.

The Forge Group’s operating income decreased $0.1 million to $12.9 million in fiscal 2012, compared with $13.0 million in fiscal 2011. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Operating Income	2012	2011
Operating income	$12.9	$13.0	$(0.1)
LIFO expense	1.6	0.5	1.1

Operating income without LIFO expense	$14.5	$13.5	$1.0

The Forge Group’s operating income in fiscal 2012 was favorably impacted by the increase in gross profit generated from $20.5 million of additional product sales volumes for TWF and QAF plus the net impact of the other cost of goods sold and selling, general and administrative expense factors noted above.

Turbine Component Services and Repair Group (“Repair Group”)

During fiscal 2012, net sales, which consist principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 20.6% to $7.2 million, compared with $9.0 million in fiscal 2011. The decrease in net sales during fiscal 2012, compared with fiscal 2011, is attributable to a decrease in product sales volumes.

The Repair Group’s cost of goods sold decreased $0.5 million to $7.2 million or 100.4% of net sales in fiscal 2012, compared with $7.7 million or 85.6% of net sales fiscal 2011. Cost of goods sold as a percentage of net sales reflected an increase in fiscal 2012, compared to fiscal 2011, due principally to the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During fiscal 2012, the Repair Group’s selling, general and administrative expenses were $1.4 million, or 19.3% of net sales, compared with $1.6 million, or 17.5% of net sales, in fiscal 2011. The Repair Group’s decrease in selling, general and administrative expenses is principally attributable to $0.2 million of expense related to the impairment of a long-lived asset recognized in fiscal 2011.

The Repair Group’s operating loss in fiscal 2012 was $1.4 million, compared to $0.3 million in fiscal 2011. Operating results in fiscal 2012 were negatively impacted by the significantly lower product sales volumes in relation to the large fixed component of the Repair Group’s operating cost structure. The Repair Group will need to increase its product sales volumes to increase its operating income.

Applied Surface Concepts Group (“ASC Group”)

Net sales in fiscal 2012 increased 6.1% to $15.0 million, compared with $14.2 million in fiscal 2011. For purposes of the following discussion, (i) product net sales consist of selective plating equipment and solutions and (ii) contract service net sales consist of customized selective plating services. Net sales comparative information for fiscal 2012 and 2011, respectively, is as follows:

(Dollars in millions)	Year Ended September 30,		Increase (Decrease)
Net Sales	2012	2011
Product	$7.3	$6.6	$0.7
Contract service	7.5	7.4	0.1
Other	0.2	0.2	0.0

Total	$15.0	$14.2	$0.8

The increase in product net sales in fiscal 2012, compared with fiscal 2011, is attributed to an increase in net sales volumes of selective plating equipment and solutions, as well as a general price increase implemented at the beginning of the second quarter of fiscal 2012. A portion of the ASC Group’s business is conducted in Europe and is denominated in local European currencies. Fluctuations in currency exchange rates during fiscal 2012, compared with fiscal 2011, had a nominal impact on net sales.

The ASC Group’s cost of goods sold increased $0.3 million to $8.7 million, or 58.1% of net sales, during fiscal 2012, compared with $8.4 million, or 59.0% of net sales, in fiscal 2011. Cost of goods sold as a percentage of net sales reflected a decrease in fiscal 2012, compared to fiscal 2011, due principally to the following:

•

The material component of cost of goods sold was approximately 19.5% of net sales during fiscal 2012, compared with 18.5% of net sales in fiscal 2011, due principally to certain higher commodity prices and the mix of product—a higher concentration of products and contract services, with higher material content, were sold during fiscal 2012, compared with fiscal 2011.

•

All other cost of goods sold were approximately 38.6% of net sales during fiscal 2012, compared with 40.5% of net sales in fiscal 2011. The primary reason for the reduction of all other cost of goods sold as a percentage of net sales is the impact of higher sales volumes during fiscal 2012, compared with fiscal 2011, which allowed the ASC Group to favorably leverage the fixed component of its operating cost structure.

The ASC Group’s selling, general and administrative expenses were $5.2 million, or 34.8% of net sales, in fiscal 2012, compared with $4.8 million, or 33.7% of net sales in fiscal 2011. The $0.4 million increase is due primarily to an increase in sales promotion efforts and the filling of an open sales position.

The ASC Group’s operating income in fiscal 2012 was $1.1 million, compared with $1.0 million in fiscal 2011.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $3.2 in fiscal 2012, compared with $2.9 million in fiscal 2011. The $0.3 million increase is due to a $0.2 million increase in legal and professional expenses principally to support the acquisition of QAF, a $0.3 million increase in the Company’s long-term equity incentive plan expense, partially offset by a $0.3 million decrease in the Company’s annual cash incentive plan expense.

Other/General

Interest expense was $0.5 million in fiscal 2012, compared to $0.1 million in fiscal 2011. As described more fully in note 6 to the consolidated financial statements included in Item 8, in connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in fiscal 2012 and 2011:

	Weighted Average Interest Rate Year Ended September 30,		Weighted Average Outstanding Balance Year Ended September 30,
	2012	2011	2012	2011
Revolving credit agreement	1.3%	1.3%	$11.9 million	$4.0 million
Term note	2.9%	N/A	$9.0 million	N/A
Promissory note	2.0%	N/A	$2.3 million	N/A

Other income, net consists principally of $0.4 million of rental income earned from the lease of the Cork, Ireland facility.

The Company believes that inflation did not materially affect its results of operations in either fiscal 2012 or 2011, and does not expect inflation to be a significant factor in fiscal 2013.

Income Tax Provision

The Company’s effective tax rate in fiscal 2012 was 30%, compared to 34% in fiscal 2011, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local taxes, (ii) domestic production activities deduction, (iii) application of tax credits, and (iv) the recognition of federal income taxes on undistributed earnings of non-U.S. subsidiaries.

B.	Liquidity and Capital Resources

Cash and cash equivalents increased to $7.2 million at September 30, 2012, compared with $6.4 million at September 30, 2011, At September 30, 2012, essentially all of the $7.2 million of the Company’s cash and cash equivalents are in the possession of its non-U.S. subsidiaries for purposes of (i) funding the respective subsidiary businesses’ current operations outside the U.S. and (ii) to fund potential future investment outside the U.S. In the future, if the Company determines that there is no longer a need to maintain such cash within its non-U.S. operations, it may elect to distribute such cash to its U.S. operations. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

The Company’s operating activities provided $9.8 million of cash in fiscal 2012 compared with $10.2 million in fiscal 2011. The $9.8 million of cash provided by operating activities in fiscal 2012 was primarily due to (i) net income of $6.6 million, (ii) $8.7 million from the net impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity compensation expense and LIFO expense and (iii) a $1.1 million decrease in accounts receivable. These items were partially offset by a $6.1 million increase in inventories. These changes in the components of working capital do not reflect the impact of the opening balance sheet related to the acquisition of QAF and were due primarily to factors resulting from normal business conditions of the Company, including (i) building inventory in response to customer demand, (ii) the relative timing of collections from customers and (iii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $3.5 million in fiscal 2012 compared with $3.3 million in fiscal 2011. Capital expenditures during fiscal 2012 consisted of $2.9 million by the Forge Group, $0.2 million by the ASC Group and $0.4 million by the Repair Group. In addition to the $3.5 million expended during fiscal 2012, $0.2 million has been committed as of September 30, 2012. The Company anticipates that total fiscal 2013 capital expenditures will be within the range of $4.0 to $5.0 million and will relate principally to the further enhancement of production and product offering capabilities across all three of the Company’s business groups.

In the fourth quarter of fiscal 2012, the Company declared a special cash dividend of $0.20 per common share, which will result in a cash expenditure of $1.1 million during first quarter of fiscal 2013.

As described more fully in note 12 to the consolidated financial statements included in Item 8, the Company acquired a forging business in October 2011 for approximately $24.8 million at closing. The acquisition was financed by borrowing approximately $22.4 million from its bank, which borrowing consisted of a new $10.0 million term loan and drawing approximately $12.4 million from its revolving credit facility. The balance of the acquisition was financed by the Company issuing a $2.4 million promissory note to the seller, which note is payable by the Company in November 2013.

In October 2011, the Company entered into an amendment to its existing credit agreement with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November of 2013. The Company was in compliance with all applicable loan covenants as of September 30, 2012.

Future cash flows from the Company’s U.S. operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash available in the possession of its non-U.S. subsidiaries to finance its non-U.S. operations. The Company believes it has adequate cash/liquidity available to finance its U.S operations from the combination of (i) the Company’s expected cash flows from U.S. operations and (ii) funds available under its existing credit agreement.

C.	Off-Balance Sheet Arrangements

Other than an interest rate swap agreement that the Company entered into with its bank, as described more fully in note 6 to the consolidated financial statements included in Item 8, the Company does not have any obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

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

Another significant assumption in determining the net pension expense is the discount rate. The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date.

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

E.	Impact of Newly Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-2, Intangibles – Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, and as a result entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2012. Our audits of the basic financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

November 30, 2012

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

	Years Ended September 30,
	2012	2011
Net sales	$125,106	$107,357
Operating expenses:
Cost of goods sold	97,025	80,916
Selling, general and administrative expenses	15,846	13,582
Amortization of intangible assets	2,879	1,917
Loss on disposal or impairment of operating assets	10	87

Total operating expenses	115,760	96,502

Operating income	9,346	10,855
Interest income	(33)	(46)
Interest expense	471	128
Foreign currency exchange loss (gain)	(25)	5
Other income, net	(467)	(470)

Income before income tax provision	9,400	11,238
Income tax provision	2,852	3,789

Net income	$6,548	$7,449

Net income per share:
Basic	$1.23	$1.41
Diluted	$1.22	$1.40
Weighted-average number of common shares:
Basic	5,317	5,271
Diluted	5,380	5,324

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,176	$6,431
Receivables, net	23,354	20,739
Inventories	18,692	10,239
Refundable income taxes	0	281
Deferred income taxes	1,461	1,500
Prepaid expenses and other current assets	1,223	468

Total current assets	51,906	39,658
Property, plant and equipment:
Land	579	579
Buildings	15,039	14,097
Machinery and equipment	59,769	52,894

Total property, plant and equipment	75,387	67,570
Accumulated depreciation	43,128	40,012

Property, plant and equipment, net	32,259	27,558
Intangible assets, net	14,627	8,506
Goodwill	7,015	3,493
Other assets	738	796

Total assets	$106,545	$80,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,002	$30
Accounts payable	9,727	9,778
Accrued liabilities	4,953	4,626

Total current liabilities	16,682	14,434
Long-term debt, net of current maturities	19,683	1,186
Deferred income taxes	1,542	2,233
Other long-term liabilities	8,496	8,749
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued 5,366 shares in 2012 and 5,335 shares in 2011; outstanding 5,366 shares in 2012 and 5,299 shares in 2011	5,366	5,335
Additional paid-in capital	7,523	7,032
Retained earnings	59,597	54,122
Accumulated other comprehensive loss	(12,344)	(12,702)
Common shares held in treasury at cost, no shares in 2012 and 36 shares in 2011	0	(378)

Total shareholders’ equity	60,142	53,409

Total liabilities and shareholders’ equity	$106,545	$80,011

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,548	$7,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,792	2,450
Amortization expense	2,879	1,936
Loss (gain) on disposal of property, plant and equipment	10	(132)
LIFO provision	1,563	479
Deferred income taxes	(427)	(108)
Share transactions under employee stock plan	900	373
Asset impairment charges	0	219
Changes in operating assets and liabilities:
Receivables	1,065	(2,288)
Inventories	(6,055)	(1,621)
Refundable income taxes	281	411
Prepaid expenses and other current assets	(601)	276
Other assets	58	139
Accounts payable	(403)	215
Accrued liabilities	229	(98)
Other long-term liabilities	(72)	520

Net cash provided by operating activities	9,767	10,220
Cash flows from investing activities:
Acquisition of businesses	(24,886)	(22,566)
Maturity of short-term investments	0	3,000
Capital expenditures	(3,521)	(3,293)
Proceeds from disposal of property, plant and equipment	10	146

Net cash used for investing activities	(28,397)	(22,713)
Cash flows from financing activities:
Proceeds from term note	10,000	0
Repayments of term note	(2,000)	0
Proceeds from revolving credit agreement	59,671	33,844
Repayments of revolving credit agreement	(49,517)	(32,660)
Proceeds from other debt	2,302	0
Dividends paid	(1,060)	(789)
Repayments of capital lease obligations and other long-term debt	(29)	(112)

Net cash provided by financing activities	19,367	283

Increase (decrease) in cash and cash equivalents	737	(12,210)
Cash and cash equivalents at beginning of year	6,431	18,671
Effect of exchange rate changes on cash and cash equivalents	8	(30)

Cash and cash equivalents at end of year	$7,176	$6,431

Supplemental disclosure of cash flow information:
Cash paid for interest	$(393)	$(125)
Cash paid for income taxes, net	$(3,037)	$(2,721)
Non-cash financing transactions:
Dividends declared but not paid	$(1,073)	$(1,060)

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held in Treasury	Total Shareholders’ Equity
Balance – September 30, 2010	$5,325	$6,983	$47,733	$(11,310)	$(692)	$48,039
Comprehensive income:
Net income	0	0	7,449	0	0	7,449
Foreign currency translation adjustment	0	0	0	(45)	0	(45)
Retirement liability adjustment, net of tax	0	0	0	(1,347)	0	(1,347)

Total comprehensive income						6,057
Dividend declared	0	0	(1,060)	0	0	(1,060)
Performance share expense	0	373	0	0	0	373
Share transactions under employee stock plans	10	(324)	0	0	314	0

Balance – September 30, 2011	$5,335	$7,032	$54,122	$(12,702)	$(378)	$53,409
Comprehensive income:
Net income	0	0	6,548	0	0	6,548
Foreign currency translation adjustment	0	0	0	204	0	204
Retirement liability adjustment, net of tax	0	0	0	212	0	212
Interest rate Swap Agreement adjustment, net of tax	0	0	0	(58)	0	(58)

Total comprehensive income						6,906
Dividend declared	0	0	(1,073)	0	0	(1,073)
Performance and restricted share expense	0	936	0	0	0	936
Share transactions under employee stock plans	31	(445)	0	0	378	(36)

Balance – September 30, 2012	$5,366	$7,523	$59,597	$(12,344)	$0	$60,142

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended September 30, 2012 and 2011

(Amounts in thousands, except per share data)

1.	Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS

SIFCO Industries, Inc. and Subsidiaries (the “Company”) are engaged in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include forging, heat-treating, coating, welding, machining, and selective plating. The products include forged components (both conventional and precision), machined forged parts and other machined metal parts, remanufactured components for turbine engines, and selective plating solutions and equipment. The Company’s operations are conducted in three business segments: (i) Forged Components Group, (ii) Turbine Component Services and Repair Group and (iii) Applied Surface Concepts Group.

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

C. CASH EQUIVALENTS

The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits at September 30, 2012.

D. SHORT-TERM INVESTMENTS

In general, short-term investments have a maturity of three months to one year at the date of purchase. Short-term investments classified as held-to-maturity are recorded at cost, which approximates fair value.

E. CONCENTRATIONS OF CREDIT RISK

Receivables are presented net of allowance for doubtful accounts of $614 and $664 at September 30, 2012 and 2011, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2012 and 2011, $322 and $133 of accounts receivable were written off against the allowance for doubtful accounts, respectively. Bad debt expense totaled $164 and $196 in fiscal 2012 and 2011, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2012, approximately 44% of the Company’s net sales were to four (4) of its largest customers and approximately 66% of the Company’s net sales were to a combination of five (5) of its largest customers and their direct subcontractors. No other single customer or group represents greater than 5% of total net sales in fiscal 2012. At September 30, 2012, approximately 39% of the Company’s outstanding net accounts receivable were due from four (4) of its largest customers and approximately 61% of the Company’s outstanding net accounts receivable were due from a combination of five (5) of its largest customers and their direct subcontractors. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2012.

F. INVENTORY VALUATION

Inventories are stated at the lower of cost or market. For a portion of the Forge Group’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 42% and 54% of the Company’s inventories at September 30, 2012 and 2011, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. Each business segment maintains policies, which require at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $1,718 and $1,398 at September 30, 2012 and 2011, respectively.

G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 50 years; (ii) machinery and equipment, including office and computer equipment - 3 to 30 years, (iii) software - 1 to10 years and (iv) leasehold improvements - 3 to 6 years.

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

The Company’s Irish subsidiary sold its operating business and retained ownership of its Cork, Ireland facility after the business was sold. This property is subject to a lease arrangement with the acquirer of the business. At September 30, 2012, the carrying value of the property is $1,790 and is included in corporate identifiable assets (see Note 11). Rental income of $433 and $443 was recognized in fiscal 2012 and 2011, and is recorded in other income on the consolidated statements of operations.

H. GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to annual impairment testing and the Company has selected July 31 as the annual impairment testing date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If so, then a two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is not required. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit.

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

	September 30,
	2012	2011
Net income	$6,548	$7,449
Weighted-average common shares outstanding (basic)	5,317	5,271
Effect of dilutive securities:
Stock options	15	38
Restricted shares	6	8
Performance shares	42	7

Weighted-average common shares outstanding (diluted)	5,380	5,324

Net income per share – basic	$1.23	$1.41
Net income per share – diluted	$1.22	$1.40

Outstanding share awards relating to approximately 144 and 123 weighted average shares were excluded from the calculation of diluted earnings per share for the twelve months ended September 30, 2012 and 2011, respectively, as the impact of including such share awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

J. REVENUE RECOGNITION

The Company recognizes revenue in accordance with the relevant portions of the guidance provided by the United States Securities and Exchange Commission (“SEC”) related to revenue recognition in financial statements. Revenue is generally recognized when products are shipped or services are provided to customers.

K. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-2, Intangibles – Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived asset is impaired for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan which requires the Company to provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans in which the Company participates. The ASU is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

L. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, and as a result entities are required to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. This update is effective for public companies with fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

M. USE OF ESTIMATES

Accounting principles generally accepted in the U.S. (“GAAP”) require management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates.

N. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At September 30, 2012, the Company held an interest rate swap agreement with a notional amount of $8,000. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During fiscal year 2012, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk. The following table reports the effects of the mark-to-market valuation of the Company’s interest rate swap agreement at September 30, 2012:

Interest rate swap agreement market value adjustment	$(93)
Tax effect of interest rate swap agreement market value adjustment	35

Net interest rate swap agreement market value adjustment	$(58)

Historically, the Company has been able to mitigate the impact of foreign currency risk, to the extent it existed, by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk was mitigated only for the periods for which the Company had foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2012 and 2011, the Company had no foreign currency exchange contracts outstanding.

O. RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Research and development expense was approximately $1,046 and $946 in fiscal 2012 and 2011, respectively.

P. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income is included on the consolidated statements of shareholders’ equity. The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2012	2011
Foreign currency translation adjustment, net of income tax benefit of $200 and $410, respectively	$(5,566)	$(5,770)
Net retirement plan liability adjustment, net of income tax benefit of $4,090 and $4,157, respectively	(6,720)	(6,932)
Interest rate swap agreement, net of income tax benefit of $35 in 2012	(58)	0

Total accumulated other comprehensive loss	$(12,344)	$(12,702)

Q. INCOME TAXES

The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s non-U.S. subsidiaries also file tax returns in various jurisdictions, including Ireland, the United Kingdom, France and Sweden. The Company has provided U.S. deferred income taxes on all cumulative earnings of non-U.S. subsidiaries.

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

R. RECLASSIFICATIONS

Certain amounts in prior years may have been reclassified to conform to the 2012 consolidated financial statement presentation.

2.	Inventories

Inventories at September 30 consist of:

	2012	2011
Raw materials and supplies	$4,551	$4,216
Work-in-process	9,162	3,194
Finished goods	4,979	2,829

Total inventories	$18,692	$10,239

If the FIFO method had been used for the entire Company, inventories would have been $9,537 and $7,974 higher than reported at September 30, 2012 and 2011, respectively.

3.	Goodwill and Intangible Assets

The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$254	$1,646
Non-compete agreement	5 years	1,500	364	1,136
Below market lease	5 years	900	325	575
Customer relationships	10 years	13,000	1,796	11,204
Order backlog	1 year	2,100	2,034	66
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$19,423	$4,796	$14,627

September 30, 2011
Intangible assets:
Trade name	10 years	$900	$73	$827
Non-compete agreement	5 years	500	81	419
Below market lease	5 years	900	145	755
Customer relationships	10 years	6,800	548	6,252
Order backlog	1 year	1,300	1,047	253
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$10,423	$1,917	$8,506

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Included in the intangible assets at September 30, 2012 are assets acquired in connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) on October 28, 2011, as discussed more fully in Note 12. These acquired intangible assets consist of:

	Estimated Useful Life	Original Cost
Intangible assets:
Trade name	10 years	$1,000
Non-compete agreement	5 years	1,000
Customer relationships	10 years	6,200
Order backlog	1 year	800

Total intangible assets		$9,000

The amortization expense on identifiable intangible assets for fiscal 2012 and 2011 was $2,879 and $1,917 respectively. Amortization expense associated with the identified intangible assets, all of which relates to the Forged Components Group, is expected to be as follows:

Amortization Expense
Fiscal year 2013	$2,037
Fiscal year 2014	1,970
Fiscal year 2015	1,970
Fiscal year 2016	1,744
Fiscal year 2017	1,507

Goodwill, all of which relates to the Forged Components Group, is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. During fiscal 2012, the Company performed a quantitative assessment of goodwill for impairment. The impairment test consisted of a comparison between the fair value of the indefinite lived intangible assets, as determined by projected undiscounted cash flows from future operations, and the carrying values. The Company concluded that no impairment exists as of September 30, 2012. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2011	$3,493
Goodwill acquired during the year	3,522

Balance at September 30, 2012	$7,015

4.	Accrued Liabilities

Accrued liabilities at September 30 consist of:

	2012	2011
Accrued employee compensation and benefits	$1,574	$1,792
Accrued workers’ compensation	668	674
Accrued dividends	1,073	1,060
Other accrued liabilities	1,638	1,100

Total accrued liabilities	$4,953	$4,626

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

5.	Government Grants

In previous periods the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Capital grants are amortized into income over the estimated useful lives of the related assets. Employment grants are amortized into income over five years. The unamortized portion of deferred grant revenue is recorded in other long-term liabilities at September 30, 2012 and 2011, which amounted to $336 and $375, respectively. The majority of the Company’s grants are denominated in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

6.	Long-Term Debt

Long-term debt at September 30 consists of:

	2012	2011
Revolving credit agreement	$11,338	$1,184
Term loan	8,000	0
Promissory Note	2,345	0
Other	2	32

	21,685	1,216
Less – current maturities	2,002	30

Total long-term debt	$19,683	$1,186

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank to increase the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.

The term loan has a Libor-based variable interest rate that was 2.2% at September 30, 2012 and which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At September 30, 2012 the interest rate was 1.25%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of September 30, 2012.

In connection with the acquisition of the Quality Aluminum Forge business (“QAF”), as discussed more fully in Note 12, the Company issued a $2.4 million non-interest bearing promissory note to the seller, which note is payable by the Company in November, 2013. The imputed interest rate used to discount the note was 2% per annum.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

7.	Income Taxes

The components of income before income tax provision are as follows:

	Years Ended September 30,
	2012	2011
U.S	$8,419	$10,388
Non-U.S	981	850

Income before income tax provision	$9,400	$11,238

The income tax provision consists of the following:

	Years Ended September 30,
	2012	2011
Current income tax provision:
U.S. federal	$2,530	$2,486
U.S. state and local	465	463
Non-U.S	229	162

Total current tax provision	3,224	3,111
Deferred income tax provision (benefit):
U.S. federal	(396)	627
U.S. state and local	(40)	(62)
Non-U.S	64	113

Total deferred tax provision (benefit)	(372)	678

Income tax provision	$2,852	$3,789

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2012	2011
Income before income tax provision	$9,400	$11,238
Less-U.S. state and local income tax provision	465	401

Income before U.S. and non-U.S. federal income tax provision	$8,935	$10,837

Income tax provision at U.S. federal statutory rates	$3,038	$3,693
Tax effect of:
Domestic production activities deduction	(278)	(275)
Undistributed earnings of non-U.S. subsidiaries	(91)	132
State and local income taxes	425	401
Federal tax credits	(330)	(289)
Other	88	127

Income tax provision	$2,852	$3,789

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2012	2011
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$592	$592
Employee benefits	3,282	2,910
Inventory reserves	664	641
Asset impairment reserve	398	435
Allowance for doubtful accounts	154	190
Foreign tax credits	3,021	3,221
Other	43	149

Total deferred tax assets	8,154	8,138

Deferred tax liabilities:
Depreciation	(2,954)	(3,336)
Unremitted foreign earnings	(4,454)	(5,083)
Other	(248)	0

Total deferred tax liabilities	(7,656)	(8,419)

Net deferred tax assets (liabilities)	498	(281)
Valuation allowance	(579)	(452)

Net deferred tax liabilities	$(81)	$(733)

At September 30, 2012, the Company has a non-U.S. tax loss carryforward of approximately $5,458, which relates to the Company’s Irish subsidiary that ceased operations in 2007. A valuation allowance has been recorded against the deferred tax asset related to this non-U.S. tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumed operations. The non-U.S. tax loss carryforward does not expire.

The Company recognized a $127 increase in the valuation allowance against its net deferred tax assets in fiscal years 2012 and a $12 reduction in the valuation allowance against its net deferred tax assets in fiscal 2011.

The Company reported liabilities for uncertain tax positions, which includes any related interest and penalties, in fiscal 2012 and 2011 of $120 and $96, respectively. During fiscal 2012, the Company recognized a nominal amount for interest and no amount for penalties. Based on the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next 12 months by approximately $3, which would be recorded through income tax expense. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2012	2011
Balance at beginning of year	$96	$63
Increase due to tax positions taken in current year	55	46
Increase due to tax positions taken in prior years	1	14
Lapse of statute of limitations	(32)	(27)

Balance at end of year	$120	$96

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states, local and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations for the years prior to fiscal year 2006.

8.	Retirement Benefit Plans

Defined Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the Company’s defined benefit pension plans, which covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, was frozen in 2003. Consequently, although the plan otherwise continues, the plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2012	2011
Service cost	$266	$273
Interest cost	988	1,059
Expected return on plan assets	(1,413)	(1,454)
Amortization of prior service cost	47	117
Amortization of net loss	861	682
Early retirement expense	0	61
Settlement cost	513	0

Net pension expense for defined benefit plan	$1,262	$738

The status of all defined benefit pension plans at September 30 is as follows:

	2012	2011
Benefit obligations:
Benefit obligations at beginning of year	$24,030	$21,889
Service cost	266	273
Interest cost	988	1,059
Amendments	0	0
Actuarial loss	2,659	1,821
Benefits paid	(1,637)	(1,073)
Early retirement expense	0	61

Benefit obligations at end of year	$26,306	$24,030

Plan assets:
Plan assets at beginning of year	$16,642	$16,653
Actual return on plan assets	2,929	364
Employer contributions	1,015	698
Benefits paid	(1,637)	(1,073)

Plan assets at end of year	$18,949	$16,642

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

	Plans in which Assets Exceed Benefit Obligations at September 30,		Plans in which Benefit Obligations Exceed Assets at September 30,
	2012	2011	2012	2011
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$520	$772	$(7,877)	$(8,160)
Amounts recognized in accumulated other comprehensive loss:
Net loss	872	562	9,907	10,449
Prior service cost	0	39	31	39

Net amount recognized in the consolidated balance sheets	$1,392	$1,373	$2,061	$2,328

Amounts recognized in the consolidated balance sheets are:
Other assets	$520	$772	$0	$0
Other long-term liabilities	0	0	(7,877)	(8,160)
Accumulated other comprehensive loss – pretax	872	601	9,938	10,488

Net amount recognized in the consolidated balance sheets	$1,392	$1,373	$2,061	$2,328

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2013 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$44	$862
Prior service cost	0	8

Total	$44	$870

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2012	2011
Discount rate for liabilities	3.6%	4.2%
Discount rate for expenses	4.2%	5.0%
Expected return on assets	8.1%	8.3%

The Company classifies and discloses pension plan assets in one of the following three categories: (i) Level 1 - quoted market prices in active markets for identical assets; (ii) Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data or (iii) Level 3 - unobservable inputs that are not corroborated by market data. Level 1 and Level 2 assets are valued using market based inputs. Level 3 asset values are determined by the trustees using a discounted cash flow model. The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2012 and 2011:

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

September 30, 2012	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$288	$0	$288	$0
Large blend	8,592	0	8,592	0
Large growth	640	0	640	0
Mid blend	19	0	19	0
Small blend	4	0	4	0
Non-U.S equity securities:
Foreign large blend	1,295	0	1,295	0
Diversified emerging markets	70	0	70	0
U.S. debt securities:
Inflation protected bond	952	0	952	0
Intermediate term bond	6,412	0	4,319	2,093
High inflation bond	299	0	299	0
Non-U.S. debt securities:
Emerging markets bonds	239	0	239	0
Stable value:
Short-term bonds	139	139	0	0

Total plan assets at fair value	$18,949	$139	$16,717	$2,093

September 30, 2011	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$204	$0	$204	$0
Large blend	6,945	0	6,945	0
Large growth	832	0	832	0
Mid blend	43	0	43	0
Small blend	34	0	34	0
Non-U.S. equity securities:
Foreign large blend	1,048	0	1,048	0
Diversified emerging markets	109	0	109	0
U.S. debt securities:
Inflation protected bond	489	0	489	0
Intermediate term bond	6,176	0	4,083	2,093
High inflation bond	328	0	328	0
Non-U.S. debt securities:
Emerging markets bonds	257	0	257	0
Stable value:
Short-term bonds	177	177	0	0

Total plan assets at fair value	$16,642	$177	$14,372	$2,093

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2012 and 2011 were as follows:

	2012	2011
Balance at beginning of year	$2,093	$1,911
Actual return on plan assets	118	144
Purchases and sales of plan assets, net	(118)	38

Balance at end of year	$2,093	$2,093

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2012	2011
U.S. equities	50%	48%	30% to 70%
Non-U.S. equities	7%	7%	0% to 20%
U.S. debt securities	41%	42%	20% to 70%
Non-U.S. debt securities	1%	2%	0% to 10%
Other securities	1%	1%	0% to 60%

Total	100%	100%

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

The Company expects to make contributions of approximately $1,423 to its defined benefit pension plans during fiscal 2013. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2013. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2013	$1,991
2014	1,370
2015	1,269
2016	1,288
2017	1,804
2018-2022	8,279

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Multi-Employer Plans

The Company contributes to two (2) U.S. multi-employer retirement plans for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2012	2011		2012	2011
Fund 1	Green	Green	No	$52	$60	No	5/31/2015
Fund 2	Yellow	Yellow	Implemented	$205	$144	Yes	7/31/2013

1	The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 002. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
2	The fund is the Boilermaker-Blacksmith National Pension Trust – EIN 48-6168020 / Plan number 001.

The plans’ year-end to which the zone status relates is December 31, 2011 and 2010.

The risks of participating in the multi-employer retirement plan are different from a single-employer plan in that i) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and iii) if the Company chooses to stop participating in the multi-employer retirement plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in 2012 and 2011 was $607 and $343, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2012 and 2011 was $71 and $185, respectively.

The Company’s United Kingdom subsidiary sponsors a defined contribution plan for certain of its employees. The Company contributes annually 5% of eligible employees’ compensation, as defined. Total contribution expense in 2012 and 2011 was $21 and $20, respectively.

The Company’s Swedish subsidiary sponsors defined contribution plans for its employees. The Company contributes annually a percentage of eligible employees’ compensation, as defined. Total contribution expense in fiscal 2012 and 2011 was $9 and $6, respectively.

9.	Stock-Based Compensation

In previous periods, the Company awarded stock options under two shareholder approved plans. No further options may be granted under either of the two plans. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. Options issued under both plans generally vested at a rate of 25% per year. To the extent possible, shares of treasury stock are used to satisfy share requirements resulting from the exercise of stock options. As of September 30, 2012 and 2011, all options awarded under both plans are fully vested.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

Option activity is as follows:

	Years Ended September 30,
	2012	2011
Options at beginning of year	43	60
Weighted average exercise price	$3.86	$4.33
Options exercised during the year	(42)	(17)
Weighted average exercise price	$3.86	$5.50
Options at end of year	1	43
Weighted average exercise price	$3.74	$3.86
Options exercisable at end of year	1	43
Weighted average exercise price	$3.74	$3.86

As of September 30, 2012 and 2011, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans and, therefore, there was no compensation expense related to stock options recognized in fiscal years 2012 and 2011. The 1 outstanding and exercisable option as of September 30, 2012 is fully vested, has a weighted average remaining term of 2.7 years, and an intrinsic value of $14.

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

With respect to such performance shares, compensation expense is being accrued at (i) approximately 100% of the target levels for recipients of the performance shares awarded during fiscal 2012, (ii) approximately 50% of the target levels for recipients of the performance shares awarded during fiscal 2011 and (iii) approximately 118% of the target levels for recipients of the performance shares awarded during fiscal 2010. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.

During fiscal 2012 and 2011, the Company awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) to three (3) years.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2012 there are approximately 396,200 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to the performance and restricted shares awarded under the 2007 Plan was $892 and $547 during fiscal 2012 and 2011, respectively. The Company recognized income tax benefits of $59 and $45 in fiscal 2012 and 2011, respectively, as a result of issuing common shares that were earned under the 2007 Plan. As of September 30, 2012, there was $1,235 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following is a summary of activity related to performance shares:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2011	135	$13.25
Restricted shares awarded (2012 award)	27	22.08
Restricted shares earned (2011 award)	(11)	16.30
Restricted shares forfeited (various awards)	(1)	22.00
Performance shares awarded (2012 award)	59	19.53
Performance shares forfeited (various awards)	(13)	16.65
Performance shares earned (2009 award)	(9)	5.99
Performance shares not earned (2009 award)	(29)	5.99

Outstanding at September 30, 2012	158	$18.30

10.	Commitments and Contingencies

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

The Company leases various facilities and equipment under operating leases expiring at various dates. The Company recorded rent expense of $1,058 and $564 in fiscal 2012 and 2011, respectively. At September 30, 2012, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Operating Leases
2013	$936
2014	649
2015	450
2016	256
Thereafter	189

Total minimum lease payments	$2,480

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

11.	Business Segments

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

One customer of all three of the Company’s segments accounted for 14% and 10% of the Company’s consolidated net sales in fiscal 2012 and 2011, respectively. One customer of two of the Company’s segments in fiscal 2012 and three of the Company’s segments in fiscal 2011 accounted for 14% and 19% of the Company’s consolidated net sales in 2012 and 2011, respectively. One customer of two of the Company’s segments in fiscal 2012 and one of the Company’s segments in fiscal 2011accounted for 10% and 12% of the Company’s consolidated net sales in fiscal 2012 and 2011, respectively. The combined net sales to these three customers, and to the direct subcontractors to these three customers, accounted for 48% and 59% of the Company’s consolidated net sales in fiscal 2012 and 2011, respectively.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 78% and 80% of consolidated net sales in fiscal 2012 and 2011, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2012 and 2011. Net sales to unaffiliated customers located in various European countries accounted for 9% and 8% of consolidated net sales in fiscal 2012 and 2011, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 5% and 6% of consolidated net sales in fiscal 2012 and 2011, respectively.

Corporate unallocated expenses represent expenses that are not of a business segment operating nature and, therefore, are not allocated to the business segments for reporting purposes. Corporate identifiable assets consist primarily of cash and cash equivalents, and the Company’s Cork, Ireland facility.

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

The following table summarizes certain information regarding segments of the Company’s:

	Years Ended September 30,
	2012	2011
Net sales:
Forged Components Group	$102,900	$84,145
Turbine Component Services and Repair Group	7,184	9,047
Applied Surface Concepts Group	15,022	14,165

Consolidated net sales	$125,106	$107,357

Operating income (loss):
Forged Components Group	$12,938	$13,000
Turbine Component Services and Repair Group	(1,416)	(277)
Applied Surface Concepts Group	1,064	1,025
Corporate unallocated expenses	(3,240)	(2,893)

Consolidated operating income	9,346	10,855
Interest expense, net	438	82
Foreign currency exchange loss (gain), net	(25)	5
Other income, net	(467)	(470)

Consolidated income before income tax provision	$9,400	$11,238

Depreciation and amortization expense:
Forged Components Group	$5,855	$3,542
Turbine Component Services and Repair Group	341	308
Applied Surface Concepts Group	379	426
Corporate unallocated expenses	96	110

Consolidated depreciation and amortization expense	$6,671	$4,386

LIFO expense for the Forged Components Group	$1,563	$479
Capital expenditures:
Forged Components Group	$2915	$2,798
Turbine Component Services and Repair Group	410	219
Applied Surface Concepts Group	196	276

Consolidated capital expenditures	$3,521	$3,293

Identifiable assets:
Forged Components Group	$84,519	$58,361
Turbine Component Services and Repair Group	3,480	3,758
Applied Surface Concepts Group	6,437	6,217
Corporate	12,109	11,675

Consolidated total assets	$106,545	$80,011

Non-U.S. subsidiaries:
Net sales	$5,612	$5,010
Operating income	470	369
Identifiable assets (excluding cash)	4,511	4,422

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

12.	Business Acquisition

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as QAF, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.). The forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The purchase price for the forging business and related operating assets was approximately $24.9 million payable in cash, after certain adjustments related principally to the final working capital level and/or indemnification holdback provisions under the purchase agreement. In addition, the Company has assumed certain current operating liabilities of the forging business. The Company recorded net sales of $19.2 million from the date of acquisition through September 30, 2012.

The QAF purchase transaction is accounted for under the purchase method of accounting. The allocation of the purchase price, including amounts attributable to goodwill and intangible assets, all of which belong to the Forged Component Group, is as follows:

October 28, 2011
Assets acquired:
Accounts receivable	$3,703
Inventory	3,961
Property and equipment	4,965
Intangible assets	9,000
Goodwill	3,522
Other	153

25,304
Liabilities assumed:
Accounts payable and accrued liabilities	418

Total purchase price	$24,886

The above fair values of assets acquired and liabilities assumed, as initially reported, were based upon appraisals, other studies and additional information available at the time of the acquisition of QAF. The Company believes that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed.

On December 10, 2010, through its wholly-owned subsidiary, TWF Acquisition, LLC – now known as T&W Forge, LLC (“TWF”), the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc. (“T&W Forge”). TWF operates in T&W Forge’s Alliance, Ohio facility under a long-term lease arrangement, with an option to purchase the facility at a nominal price. The TWF purchase transaction is accounted for under the purchase method of accounting. The Company recorded net sales of $18.7 million from the date of acquisition through September 30, 2012.

The results of operation of QAF and TWF from their respective dates of acquisition are included in the Company’s consolidated statements of operations and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF and TWF as if the acquisitions had occurred on October 1, 2010 and 2009, respectively:

	Years Ended September 30,
	2012	2011
Net sales	$126,619	$129,757
Net income	7,533	9,915
Net income per share (basic)	1.42	1.88
Net income per share (diluted)	1.40	1.86

SIFCO Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

13.	Summarized Quarterly Results of Operations (Unaudited)

	2012 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$28,510	$34,079	$30,968	$31,549
Cost of goods sold	22,045	26,601	23,047	25,332

Income before income tax provision	1,733	2,696	3,302	1,669
Income tax provision	547	972	861	472
Net income	1,186	1,724	2,441	1,197

Net income per share:
Basic	0.22	0.32	0.46	0.22
Diluted	0.22	0.32	0.46	0.22

	2011 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$21,396	$26,804	$28,875	$30,282
Cost of goods sold	16,421	19,878	22,075	22,542

Income before income tax provision	1,857	3,002	2,879	3,500
Income tax provision	651	1,007	815	1,316
Net income	1,206	1,995	2,064	2,184

Net income per share:
Basic	0.23	0.38	0.39	0.41
Diluted	0.23	0.38	0.39	0.41

Schedule II

SIFCO Industries, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Years Ended September 30, 2012 and 2011

(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2012
Deducted from asset accounts
Allowance for doubtful accounts	$664	$164	$108	$(322	)(a)	$614
Inventory obsolescence reserve	1,398	32	365	(77	)(b)	1,718
Inventory LIFO reserve	7,974	1,563	0	0		9,537
Asset impairment reserve	1,152	0	0	(106	)(c)	1,046
Deferred tax valuation allowance	452	127	0	0		579
Accrual for estimated liability
Workers’ compensation reserve	674	170	(6)	(170	)(d)	668

Year Ended September 30, 2011
Deducted from asset accounts
Allowance for doubtful accounts	$582	$196	$19	$(133	)(a)	$664
Inventory obsolescence reserve	1,191	171	267	(231	)(b)	1,398
Inventory LIFO reserve	7,495	479	0	0		7,974
Asset impairment reserve	933	219	0	0	(c)	1,152
Deferred tax valuation allowance	464	(12)	0	0		452
Accrual for estimated liability
Workers’ compensation reserve	945	20	30	(321	)(d)	674

(a)	Accounts determined to be uncollectible, net of recoveries
(b)	Inventory sold or otherwise disposed
(c)	Equipment sold or otherwise disposed
(d)	Payment of workers’ compensation claims

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did maintain effective internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting and other Remediation

During fiscal 2012, the following occurred:

•

On October 28, 2011, the Company acquired the forging business and related assets from GEL Industries, Inc., which operated under its own set of systems and internal controls. The Company is substantially complete with the incorporation of the acquired operations, as they relate to systems and internal controls.

There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience
Jeffrey P. Gotschall	64	Chairman of the Board since 2001; director of the Company since 1986; Chief Executive Officer from 1990 to August 2009; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Michael S. Lipscomb	65	President and Chief Executive officer since August 2009 and a director of the Company since April 2010. Mr. Lipscomb previously served as a director of the Company from 2002 to 2006. Mr. Lipscomb is also currently the Chief Executive Officer of Aviation Component Solutions. Prior to joining the Company, Mr. Lipscomb was Chairman, President and Chief Executive Officer of Argo-Tech Corporation from 1994 to 2007, President from 1990 to 1994, Executive V.P. and Chief Operating Officer from 1988 to 1990, and Vice President of Operations from 1986, when Argo-Tech was formed, to 1988. Mr. Lipscomb joined TRW’s corporate staff in 1981 and was appointed Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb previously served as a director of Argo-Tech and AT Holdings Corporation from 1990 to 2007. He serves on the boards of Ruhlin Construction Company and Altra Holdings, Inc. He is a former board member of the Aerospace Industries Association and General Aviation Manufacturers Association.

James P. Woidke	49	Chief Operating Officer since March 2010. Prior to the assumption of his new role, Mr. Woidke served as General Manager of SIFCO’s Forged Components Group since March, 2006. Prior to joining the Company, Mr. Woidke was the Director of Engineering and Quality as well as Business Unit Manager for Anchor Manufacturing Group from 2003 to 2006. From 1993 to 2003, Mr. Woidke held a number of different positions with Lake Erie Screw Corporation, last serving as Director of Manufacturing Operations. Mr. Woidke currently serves on the board of Forging Industry Educational and Research Foundation (FIERF).

Frank A. Cappello	54	Vice President-Finance and Chief Financial Officer since 2000. Prior to joining the Company, Mr. Cappello was employed by ASHTA Chemicals Inc, a commodity chemical manufacturer, from August 1990 to December 1991 and from June 1992 to February 2000, last serving as Vice President Finance and Administration and Chief Financial Officer; and previously by KPMG LLP, last serving as a Senior Manager in its Assurance Group.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 30, 2012.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer, and to the Corporate Controller, who is the Company’s Principal Accounting Officer. The Company’s Code of Ethics is available on its website: www.sifco.com

Item 11. Executive Compensation

The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2012.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options	Number of Securities to be issued upon Meeting Performance Objectives	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1995 Stock Option Plan (1)	1,000	—	$3.74	—
2007 Long-term Incentive Plan (2)	—	158,936	N/A	396,185

Total	1,000	158,936	$3.74	396,185

(1)	Under the 1995 Stock Option Plan, no further options may be granted. During fiscal 2012, 22,000 options granted under the 1995 Stock Option Plan were exercised.
(2)	Under the 2007 Long-term Incentive Plan, the aggregate number of common shares that are available to be granted is 600,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 9 to the Consolidated Financial Statements.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 30, 2012.

Item 14. Principal Accounting Fees and Services

The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 30, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:

The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011

Consolidated Balance Sheets—September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements—September 30, 2012 and 2011

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

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010 filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011 filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 30, 2007, filed as Exhibit 9.3 of the Company’s Form 10-Q dated December 31, 2006, and incorporated herein by reference

9.2	Voting Trust Extension Agreement (effectively) dated January 31, 2010, filed as Exhibit 9.2 of the Company’s Form 10-Q dated December 31, 2009, and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

Exhibit No.	Description

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.9	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.10	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.11	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.12	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.13	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011 filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

Exhibit No.	Description

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2012 filed with the SEC on November 30, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets at September 30, 2012 and 2011, (iii) Consolidated Statements of Cash Flow for the years ended September 30, 2012 and 2011, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Frank A. Cappello
Frank A. Cappello
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: November 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 30, 2012 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Alayne L. Reitman	/s/ John G. Chapman, Sr.
Alayne L. Reitman	John G. Chapman, Sr.
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Frank A. Cappello	/s/ Remigijus H. Belzinskas
Frank A. Cappello	Remigijus H. Belzinskas
Vice President-Finance	Corporate Controller
and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)