Form 10-Q
period 2012-12-31
SIFCO INDUSTRIES INC
filed 2013-02-11
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The number of the Registrant’s Common Shares outstanding at December 31, 2012 was 5,339,571.

Part I.	Financial Information

Item 1.	Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2012	2011
Net sales	$28,700	$24,726
Operating expenses:
Cost of goods sold	23,015	19,940
Selling, general and administrative expenses	3,804	2,796
Amortization of intangible assets	559	815
Gain on disposal of operating assets	(125)	0

Total operating expenses	27,253	23,551

Operating income	1,447	1,175
Interest income	(5)	(4)
Interest expense	106	94
Foreign currency exchange (gain) loss, net	7	(13)
Other income, net	(77)	(117)

Income from continuing operations before income tax provision	1,416	1,215
Income tax provision	495	382

Income from continuing operations	921	833
Income from discontinued operations, net of tax	2,494	353

Net income	$3,415	$1,186

Income per share from continuing operations
Basic	$0.17	$0.16
Diluted	$0.17	$0.16
Income per share from discontinued operations, net of tax
Basic	$0.47	$0.06
Diluted	$0.46	$0.06
Net income per share
Basic	$0.64	$0.22
Diluted	$0.63	$0.22
Weighted-average number of common shares (basic)	5,340	5,299
Weighted-average number of common shares (diluted)	5,385	5,325

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2012	2011
Net income	$3,415	$1,186
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(284)	(45)
Net retirement plan liability adjustment	229	202
Interest rate swap agreement adjustment	16	(45)

Comprehensive income	$3,376	$1,298

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2012	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,549	$7,176
Receivables, net	18,908	20,780
Inventories, net	19,256	17,505
Deferred income taxes	1,343	1,415
Prepaid expenses and other current assets	1,471	1,122
Current assets of business held for sale	0	3,908

Total current assets	46,527	51,906
Property, plant and equipment, net	29,498	29,726
Intangible assets, net	14,068	14,627
Goodwill	7,015	7,015
Other assets	1,692	695
Noncurrent assets of business held for sale	0	2,576

Total assets	$98,800	$106,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,356	$2,000
Accounts payable	8,551	9,181
Accrued liabilities	7,253	4,330
Current liabilities of business held for sale	0	1,171

Total current liabilities	20,160	16,682
Long-term debt, net of current maturities	6,194	19,683
Deferred income taxes	304	1,154
Other long-term liabilities	8,601	8,494
Noncurrent liabilities of business held for sale	0	390
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,366 at December 31, 2012 and September 30, 2012	5,366	5,366
Additional paid-in capital	7,546	7,523
Retained earnings	63,012	59,597
Accumulated other comprehensive loss	(12,383)	(12,344)

Total shareholders’ equity	63,541	60,142

Total liabilities and shareholders’ equity	$98,800	$106,545

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,415	$1,186
Income from discontinued operations, net of tax	(2,494)	(353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,519	1,579
Gain on disposal of operating assets	(125)	0
LIFO expense (income)	(178)	159
Share transactions under company stock plan	24	239
Other	12	(6)
Changes in operating assets and liabilities:
Receivables	2,159	3,976
Inventories	(1,573)	(3,211)
Refundable income taxes	0	262
Prepaid expenses and other current assets	(348)	(342)
Other assets	(997)	(121)
Accounts payable	(631)	(1,848)
Accrued liabilities	1,636	(126)
Other long-term liabilities	351	(67)

Net cash provided by operating activities of continuing operations	2,770	1,327
Net cash used for operating activities of discontinued operations	(235)	(35)
Cash flows from investing activities:
Acquisition of business	0	(24,809)
Proceeds from disposal of operating assets	125	0
Capital expenditures	(733)	(473)

Net cash used for investing activities of continuing operations	(608)	(25,282)
Net cash provided by (used for) investing activities of discontinued operations	8,676	(53)
Cash flows from financing activities:
Proceeds from term note	0	10,000
Repayments of term note	(500)	(500)
Proceeds from revolving credit agreement	11,511	25,886
Repayments of revolving credit agreement	(22,155)	(12,270)
Proceeds from other debt	0	2,400
Dividends paid	(1,073)	(1,060)
Other	0	(28)

Net cash provided by (used for) financing activities of continuing operations	(12,217)	24,428

Increase (decrease) in cash and cash equivalents	(1,614)	385
Cash and cash equivalents at the beginning of the period	7,176	6,431
Effect of exchange rate changes on cash and cash equivalents	(13)	(32)

Cash and cash equivalents at the end of the period	$5,549	$6,784

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(122)	$(87)
Cash paid for income taxes, net	(219)	(115)

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2012 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year. Certain prior period amounts may have been reclassified in order to conform to current period classifications.

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

	Three Months Ended December 31,
	2012	2011
Income from continuing operations	$921	$833
Income from discontinued operations, net of tax	2,494	353

Net income	$3,415	$1,186

Weighted-average common shares outstanding (basic)	5,340	5,299
Effect of dilutive securities:
Stock options	1	26
Restricted shares	8	0
Performance shares	36	0

Weighted-average common shares outstanding (diluted)	5,385	5,325

Net income per share – basic
Continuing operations	$0.17	$0.16
Discontinued operations	0.47	0.06

Net income	$0.64	$0.22

Net income per share – diluted:
Continuing operations	$0.17	$0.16
Discontinued operations	0.46	0.06

Net income	$0.63	$0.22

Outstanding share awards relating to approximately 105 and 142 weighted average shares were excluded from the calculation of diluted earnings per share for the three months ended December 31, 2012 and 2011, respectively, as the impact of including such share awards in the calculation of diluted earnings per share would have had an anti-dilutive effect.

C. Derivative Financial Instruments

The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At December 31, 2012, the Company held one interest rate swap agreement with a notional amount of $7,500. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first quarter of fiscal year 2013, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

2.	Inventories

Inventories consist of:

	December 31, 2012	September 30, 2012
Raw materials and supplies	$6,001	$4,207
Work-in-process	7,567	9,156
Finished goods	5,688	4,142

Total inventories	$19,256	$17,505

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 46% and 44% of the Company’s inventories at December 31, 2012 and September 30, 2012, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,359 and $9,537 higher than reported at December 31, 2012 and September 30, 2012, respectively.

3.	Goodwill and Intangible Assets

The Company’s intangible assets by major asset class subject to amortization consist of:

December 31, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$302	$1,598
Non-compete agreement	5 years	1,500	439	1,061
Below market lease	5 years	900	370	530
Customer relationships	10 years	13,000	2,121	10,879
Order backlog	1 year	2,100	2,100	0
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$19,423	$5,355	$14,068

September 30, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$254	$1,646
Non-compete agreement	5 years	1,500	364	1,136
Below market lease	5 years	900	325	575
Customer relationships	10 years	13,000	1,796	11,204
Order backlog	1 year	2,100	2,034	66
Transition services agreement	< 1 year	23	23	0

Total intangible assets		$19,423	$4,796	$14,627

The amortization expense on identifiable intangible assets for the three months ended December 31, 2012 and 2011 was $559 and $815, respectively. Amortization expense associated with the identified intangible assets, all of which relates to the Forged Components Group, is expected to be as follows:

Amortization Expense
Fiscal year 2013	$2,037
Fiscal year 2014	1,970
Fiscal year 2015	1,970
Fiscal year 2016	1,744
Fiscal year 2017	1,507

The Company’s goodwill, all of which relates to the Forged Components Group is not being amortized and is subject to annual impairment tests. All of the goodwill is expected to be deductible for tax purposes.

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	December 31, 2012	September 30, 2012
Foreign currency translation adjustment, net of tax	$(5,850)	$(5,566)
Net retirement plan liability adjustment, net of tax	(6,491)	(6,720)
Interest rate swap agreement adjustment, net of tax	(42)	(58)

Total accumulated other comprehensive loss	$(12,383)	$(12,344)

5.	Long-Term Debt

Long-term debt consists of:

	December 31, 2012	September 30, 2012
Revolving credit agreement	$694	$11,338
Term loan	7,500	8,000
Promissory Note	2,356	2,345

	10,550	21,683
Less – current maturities	4,356	2,000

Total long-term debt	$6,194	$19,683

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30,000 to $40,000, of which $10,000 is a five (5) year term loan and $30,000 is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan is repayable in quarterly installments of $500 starting December 1, 2011.

The term loan has a Libor-based variable interest rate that was 2.2% at December 31, 2012 and which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At December 31, 2012, the interest rate was 1.25%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of December 31, 2012.

In connection with the acquisition of the QAF business, as discussed more fully in Note 11, the Company issued a non-interest bearing promissory note to the seller, which note is payable by the Company in November, 2013. The imputed interest rate used to discount the note was 2% per annum.

6.	Government Grants

In the past, the Company received grants from certain government entities as an incentive to invest in facilities, research and employees. Remaining grants, principally capital in nature, are amortized into income over the estimated useful lives of the related assets. The unamortized portion of deferred grant revenue recorded in other long-term liabilities at December 31, 2012 and September 30, 2012 was $338 and $334, respectively. The Company’s grants are denominated primarily in Euros. The Company adjusts its deferred grant revenue balance in response to currency exchange rate fluctuations for as long as such grants are treated as obligations.

7.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2013 is 35%, compared to 31% for the same period in fiscal 2012, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits, and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries. The income tax provision consists of the following:

	Three Months Ended December 31,
	2012	2011
Current income tax provision:
U.S. federal	$419	$334
U.S. state and local	70	58
Non-U.S	6	15

Total current tax provision	495	407
Deferred income tax provision (benefit):
U.S. federal	0	(25)
Non-U.S	0	0

Total deferred tax provision	0	(25)

Income tax provision	$495	$382

The Company is subject to income taxes in the U.S. federal jurisdiction, and various state, local and non-U.S. jurisdictions. The Company’s federal income tax return for fiscal 2011 and the amended federal income tax return for fiscal 2008 are under review by the Internal Revenue Service, the outcome of which is not known at this time. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2006.

At December 31, 2012 and September 30, 2012, the Company recorded liabilities of $122 and $120, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2012	$120
Increase due to tax positions taken in prior years	2

Balance at December 31, 2012	$122

8.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2012	2011
Service cost	$75	$71
Interest cost	215	247
Expected return on plan assets	(372)	(351)
Amortization of prior service cost	13	12
Amortization of net loss	215	210

Net periodic benefit cost	$146	$189

Through December 31, 2012, the Company has made contributions in the amount of $174 to its defined benefit pension plans. The Company anticipates making $662 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2013.

9.	Stock-Based Compensation

In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of December 31, 2012.

At December 31, 2012 and 2011, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in the three months ended December 31, 2012 and 2011. There is one outstanding and exercisable option as of December 31, 2012, which is fully vested, has a weighted average remaining term of 2.5 years, and an intrinsic value of $12.

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

With respect to such performance shares, compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2013, and (ii) 50% of the target levels for recipients of the performance shares awarded during fiscal 2012 and 2011. During each future reporting period, such expense may be subject to adjustment based upon the Company’s subsequent estimate of the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.

The Company has awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) to three (3) years.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at December 31, 2012 there are approximately 368 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Compensation expense related to all performance and restricted shares awarded under the 2007 Plan was $24 and $239 during the first three months of fiscal 2013 and 2012, respectively. As of December 31, 2012, there was $1,258 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.

The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2012	158	$18.30
Performance shares awarded (2013 award)	49	16.03
Performance shares earned (2010 award)	(29)	15.75
Awards forfeited (various awards)	(28)	17.00

Outstanding at December 31, 2012	150	$18.30

10.	Business Segments

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

	Three Months Ended December 31,
	2012	2011
Net sales:
Forged Components Group	$27,445	$22,688
Turbine Component Services and Repair Group	1,255	2,038

Consolidated net sales	$28,700	$24,726

Operating income (loss):
Forged Components Group	$3,548	$2,186
Turbine Component Services and Repair Group	(544)	(133)
Corporate unallocated expenses	(1,557)	(878)

Consolidated operating income	1,447	1,175
Interest expense, net	101	90
Foreign currency exchange (gain) loss, net	7	(13)
Other income, net	(77)	(117)

Consolidated income from continuing operations before income tax provision	$1,416	$1,215

Depreciation and amortization expense:
Forged Components Group	$1,363	$1,428
Turbine Component Services and Repair Group	81	77
Corporate unallocated expenses	75	74

Consolidated depreciation and amortization expense	$1,519	$1,579

LIFO expense (income) for the Forged Components Group	$(178)	$159

	December 31, 2012	September 30, 2012
Identifiable assets
Forged Components Group	$84,406	$84,518
Turbine Component Services and Repair Group	3,172	3,480
Corporate	11,222	12,063
Assets of business held for sale	0	6,484

Consolidated total assets	$98,800	$106,545

11.	Business Acquisition

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as Quality Aluminum Forge, LLC (“QAF”), the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.). The forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The QAF purchase transaction was accounted for under the purchase method of accounting.

The results of operation of QAF from its date of acquisition are included in the Company’s unaudited consolidated condensed statements of operations and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF as if the acquisition had occurred on October 1, 2011:

	Three Months Ended December 31,
	2012	2011
Net sales	$28,700	$26,240
Net income	3,458	1,140
Net income per share (basic)	0.65	0.22
Net income per share (diluted)	$0.64	$0.21

12.	Discontinued Operations, Assets Held for Sale, and Business Divestiture

On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment to Norman Hay plc, located in the United Kingdom. The Company received cash proceeds, net of certain transaction fees, of approximately $8,114 for this business and $994 was placed in escrow, pending the final working capital adjustment and/or indemnification holdback provisions under the sale agreement. The ASC Group business includes its U.S. operations, headquartered in Cleveland, Ohio, and three European operations located in France, Sweden and the United Kingdom. The ASC Group business develops, manufactures and sells selective plating products and provides contract services for low volume repair, refurbishment and OEM applications. The transaction resulted in a pre-tax gain of $4,014 in the first three months of fiscal 2013.

There were no assets or liabilities held for sale at December 31, 2012. The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2012.

Assets:
Receivables, net	$2,574
Inventories	1,188
Deferred income taxes	47
Prepaid expenses and other current assets	99

Total current assets of business held for sale	$3,908

Property, plant and equipment, net	$2,533
Other assets	43

Total noncurrent assets of business held for sale	$2,576

Liabilities:
Current maturities of debt	$2
Accounts payable	546
Accrued liabilities	623

Total current liabilities of business held for sale	$1,171

Deferred income taxes	$388
Other long-term liabilities	2

Total noncurrent liabilities of business held for sale	$390

The financial results of ASC Group included in discontinued operations were as follows:

	Three Months Ended December 31,
	2012	2011
Net sales	$2,727	$3,784

Income before income tax provision	180	517
Provision for income taxes on operations	48	164

Income from operations, net of tax	132	353

Gain on sale of discontinued operations	4,014	0
Provision for income taxes on gain on sale	1,652	0

Gain on sale of discontinued operations, net of tax	2,362	0

Income from discontinued operations, net of tax	$2,494	$353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include both conventional and precision forging, heat-treating, coating, welding, and precision component machining and selective plating. The products include conventional and precision forged components, machined forged components, other machined metal components, and remanufactured component parts for turbine engines. The Company’s operations are conducted in two business segments: (1) Forged Components Group and (2) Turbine Component Services and Repair Group. The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following – (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected build rate for industrial gas turbine engines, and (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft.

A. Results of Operations

Non-GAAP Financial Measures

Presented below is certain financial information based on our EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings from continuing operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Three Months Ended December 31,
	2012	2011
Net income	$3,415	$1,186
Less: Income from discontinued operations, net of tax	2,494	353

Income from continuing operations	921	833
Adjustments:
Depreciation and amortization expense	1,519	1,579
Interest expense, net	101	90
Income tax provision	495	382

EBITDA	3,036	2,884
Adjustments:
Inventory purchase accounting adjustments (1)	0	225
Acquisition transaction-related expenses (2)	15	137
Equity compensation expense (3)	24	239
Non-recurring severance expense (4)	813	0
LIFO expense (income) (5)	(178)	159

Adjusted EBITDA	$3,710	$3,644

(1)	Represents accounting adjustments to inventory associated with acquisitions of businesses that were charged to cost of goods sold when the inventory was sold.
(2)	Represents transaction-related costs comprising legal, financial and tax due diligence expenses; and valuation services costs that are required to be expensed as incurred.
(3)	Represents the equity based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.
(4)	Represents severance expense related to the departure of an executive officer.
(5)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

Three Months Ended December 31, 2012 compared with Three Months Ended December 31, 2011

Net sales from continuing operations in the first quarter of fiscal 2013 increased 16.1% to $28.7 million, compared with $24.7 million in the comparable period in fiscal 2012 due primarily to a $4.7 million increase in the Forged Components Group’s net sales volume. Income from continuing operations in the first quarter of fiscal 2013 was $0.9 million, compared with $0.8 million in the comparable period of fiscal 2012. The $1.3 million increase in the Forged Components Group’s operating income in the first quarter of fiscal 2013 was partially offset by $0.8 million of non-recurring severance cost recognized in the first quarter of fiscal 2013 and a $0.4 million decrease in the Turbine Component Services and Repair Group’s operating income in the first quarter of fiscal 2013. Income from discontinued operations, net of tax, which consists of the Company’s former Applied Surface Concepts segment, was $2.5 million in the first quarter of fiscal 2013, compared with $0.4 million in the comparable period of fiscal 2012. Net income in the first quarter of fiscal 2013 was $3.4 million, compared with $1.2 million in the comparable period of fiscal 2012.

In December 2012, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment. In October 2011, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) (“QAF”).

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for the first quarter of fiscal 2012 include the results of QAF from the date of its acquisition. Net sales in the first quarter of fiscal 2013 increased 21.0% to $27.4 million, compared with $22.7 million in the comparable period of fiscal 2012. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first quarter of fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2012	2011
Aerospace components for:
Fixed wing aircraft	$13.8	$10.7	$3.1
Rotorcraft	8.0	6.7	1.3
Components for power generation units	4.7	4.7	0.0
Commercial product sales and other revenue	0.9	0.6	0.3

Total	$27.4	$22.7	$4.7

The increase in net sales of forged components for fixed wing aircraft during the first quarter of fiscal 2013, compared with the comparable period in fiscal 2012, is principally due to the impact of the acquisition of QAF during the first quarter of fiscal 2012 and additional sales volume. Net sales of aerospace components for rotorcraft increased in the first quarter of fiscal 2013 principally due to increased sales volumes.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $9.2 million in the first quarter of fiscal 2013, compared with $7.8 million in the comparable period in fiscal 2012. Demand for additional military helicopters and related replacement components are the primary driver of such military sales demand.

The Forge Group’s cost of goods sold increased $3.4 million to $21.6 million, or 78.6% of net sales, during the first quarter of fiscal 2013, compared with $18.1 million, or 80.0% of net sales in the comparable period of fiscal 2012. Cost of goods sold as a percentage of net sales decreased in the first quarter of fiscal 2013, compared with the comparable period in fiscal 2012, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 32.5% of net sales during the first quarter of fiscal 2013, compared with 36.7% of net sales in the comparable period of fiscal 2012, due primarily to favorable material pricing and improvements in material utilization during the first quarter of fiscal 2013, compared with the comparable period of fiscal 2012.

•

All other manufacturing costs were approximately 46.1% of net sales during the first quarter of fiscal 2013, compared with 43.2% of net sales in the comparable period in fiscal 2012. Labor costs were 5.8% of net sales in the first quarter of fiscal 2013, compared with 5.2% of net sales in the comparable period in fiscal 2012, principally due to the mix of products sold—a higher concentration of products with higher value added content were sold during the first quarter of fiscal 2013, compared with the comparable period in fiscal 2012. The Forge Group also experienced a reduction in its labor efficiency during the first quarter of fiscal 2013.

The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during the first quarter of fiscal 2013 compared with the comparable period of fiscal 2012, a portion of which was due to the acquisition of QAF, also impacted cost of goods sold:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Manufacturing expenditures	2012	2011
Overhead:
Utilities	$1.1	$1.1	$0.0
Repairs, maintenance and supplies	1.3	1.1	0.2
Depreciation	0.8	0.6	0.2
Rent	0.1	0.1	0.0
Tooling	0.8	0.7	0.1

Manufacturing costs in the first quarter of fiscal 2013, compared with the same period in fiscal 2012, increased due to (i) an increase in manufacturing expenditures required to support the $4.8 million of additional product sales volume for the Forge Group and (ii) an increase in depreciation, primarily attributable to the acquisitions of QAF.

The Forge Group’s selling, general and administrative expenses were $2.4 million, or 8.9% of net sales, in the first quarter of fiscal 2013, compared with $2.4 million, or 10.4% of net sales, in the comparable period in fiscal 2012. The Forge Group’s selling, general and administrative expenses in the first quarter of fiscal 2013, before the impact of $0.5 million of amortization of intangible assets, was $1.9 million, or 6.9% of net sales. The Forge Group’s selling, general and administrative expenses in the first quarter of fiscal 2012, before the impact of $0.8 million of amortization of intangible assets, was $1.6 million or 6.8% of net sales.

The Forge Group’s operating income increased $1.3 million to $3.5 million in the first quarter of fiscal 2013, compared with $2.2 million in the comparable period in fiscal 2012. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Operating Income	2012	2011
Operating income	$3.5	$2.2	$1.3
LIFO expense (income)	(0.2)	0.2	(0.4)

Operating income without LIFO effect	$3.3	$2.4	$0.9

Operating income in the first quarter of fiscal 2013 was favorably impacted by (i) additional product sales volumes that resulted in part from the acquisition of QAF and (ii) favorable material pricing and improvements in material utilization. This was partially offset by higher labor and overhead principally related to the mix of product sold – a higher concentration of product sales with a higher value-added content were sold in the first quarter of fiscal 2013, compared with the same period in fiscal 2012.

The Forge Group’s backlog as of December 31, 2012 was $104.2 million, of which $87.0 million was scheduled for delivery over the next twelve months, compared with $106.0 million as of September 30, 2012, of which $87.8 million was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel) have shortened due to increased supply and the Forge Group believes that such lead time changes may ultimately result in a fundamental shift in the ordering pattern of its customers. The Forge Group believes that a likely result of such a shift is that customers may delay placing orders, which may result in a decrease, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog decrease, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales, which consist principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 38.4% in the first quarter of fiscal 2013 to $1.3 million, compared with $2.0 million in the comparable fiscal 2012 period. The decrease in net sales in the first quarter of fiscal 2013 is attributable to a decrease in sales volumes, compared with the same period in fiscal 2012.

The Repair Group’s cost of goods sold decreased $0.4 million to $1.4 million, or 114.1% of net sales, in the first quarter of fiscal 2013, compared with $1.8 million, or 88.5% of net sales, in the comparable period in fiscal 2012. Cost of goods sold as a percentage of net sales increased in the first quarter of fiscal 2013 compared with the comparable period in fiscal 2012 principally due to the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During the first quarter of fiscal 2013, the Repair Group’s selling, general and administrative expenses were $0.4 million, or 29.3% of net sales, compared with $0.4 million, or 18.0% of net sales, in the comparable fiscal 2012 period.

The Repair Group’s operating income decreased $0.4 million to a loss of $0.5 million in the first quarter of fiscal 2013, compared with a loss of $0.1 million in the comparable period in fiscal 2012. Operating income in the first quarter of fiscal 2013 was negatively impacted by the lower sales volumes in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog was $0.9 million as of December 31, 2012 compared with $1.0 million as of September 30, 2012. At December 31, 2012, $0.1 million of the total backlog was scheduled for delivery over the next twelve months.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.6 million in the first quarter of fiscal 2013, compared with $0.9 million in the same period in fiscal 2012. This increase is primarily due to $0.8 million of non-recurring severance costs incurred in the first quarter of fiscal 2013.

Other/General

Interest expense was $0.1 million in both the first quarter of fiscal 2013 and 2012. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarters of both fiscal 2013 and 2012:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2012	2011	2012	2011
Revolving credit agreement	1.3%	1.3%	$8.4 million	$10.0 million
Term note	2.9%	2.9%	$7.8 million	$9.8 million
Promissory note	2.0%	2.0%	$2.3 million	$2.3 million

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, increased $2.1 million to $2.5 million in the first quarter of fiscal 2013, compared with $0.4 million in the comparable period in fiscal 2012, primarily due to the after tax gain of $2.4 million on the sale of the ASC Group during the first quarter of fiscal 2013.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased $1.6 million to $5.5 million at December 31, 2012 from $7.2 million at September 30, 2012. At December 31, 2012, essentially all of the $5.5 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities provided $2.5 million of cash (of which $2.8 million was from continuing operations) in the first quarter of fiscal 2013 compared with $1.3 million of cash provided by operating activities (of which essentially the entire $1.3 million was from continuing operations) in the first quarter of fiscal 2012. The $2.8 million of cash provided by operating activities from continuing operations in the first quarter of fiscal 2013 was primarily due to (i) income from continuing operations of $0.9 million; (ii) $1.3 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity based compensation expense and LIFO income; (iii) and a $2.2 million decrease in accounts receivable and a $1.6 million increase in accrued liabilities. These items were partially offset by (i) a $1.6 million increase in inventories, a $0.3 million increase in prepaid expenses, and a $1.0 million increase in other non-current assets; along with (ii) a $0.6 million decrease in accounts payable. These changes were due primarily to recognition of an accrual of nonrecurring severance related to the departure of an executive officer and factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of collections from customers, (iii) the relative timing of payments to suppliers and tax authorities, and (iv) recognition of escrow funds receivable related to the divestiture of the Applied Surface Concepts business.

Capital expenditures were $0.7 million in the first quarter of fiscal 2013 compared with $0.5 million in the comparable fiscal 2012 period. Capital expenditures during the first quarter of fiscal 2013 consist of $0.6 million by the Forge Group and $0.1 million by the Repair Group. In addition to the $0.7 million expended during the first quarter of fiscal 2013, $0.9 million has been committed as of December 31, 2012. The Company anticipates that total fiscal 2013 capital expenditures will be within the range of $3.5 to $4.5 million and will relate principally to the expansion of the Forge Group’s production capabilities.

As described more fully in note 11 to the unaudited consolidated condensed financial statements, the Company acquired a forging business in October 2011 for approximately $24.9 million. The acquisition was financed by borrowing approximately $22.4 million from its bank, which borrowing consisted of a new $10.0 million term loan and drawing approximately $12.4 million from its revolving credit facility. The balance of the acquisition was financed by the Company issuing a $2.4 million promissory note to the seller.

As described more fully in note 12 to the unaudited consolidated condensed financial statements, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment in December 2012. The Company received net cash proceeds of approximately $8.1 million, net of certain transaction fees,. These proceeds were used to pay down the Company’s revolving loan. In conjunction with this divestiture, the Company’s ASC Group non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from this dividend were used to pay down the Company’s revolving loan during the first quarter of fiscal 2013.

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November of 2013. The Company was in compliance with all applicable loan covenants as of December 31, 2012.

Future cash flows from the Company’s U.S. operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash/liquidity available to finance its U.S. operations from the combination of (i) the Company’s expected cash flows from the U.S. operations and (ii) funds available under its existing credit agreement.

C. Impact of Newly Issued Accounting Standards

Item 4.	Controls and Procedures

As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2012 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2012, which would be expected to have a material effect on financial reporting.

Part II.	Other Information

Item 6. (a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

*9.1	Voting Trust Agreement dated January 31, 2013

10.1	SIFCO Industries, Inc. 1998 Long-term Incentive Plan, filed as Exhibit 10.3 of the Company’s Form 10-Q dated June 30, 2004, and incorporated herein by reference

10.2	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.3	Change in Control Severance Agreement between the Company and Frank Cappello, dated September 28, 2000, filed as Exhibit 10(g) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.4	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.5	Separation Pay Agreement between Frank A. Cappello and SIFCO Industries, Inc. dated December 16, 2005, filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2005, and incorporated herein by reference

10.6	Amendment No. 1 to Change in Control Severance Agreement between the Company and Frank Cappello, dated February 5, 2007, filed as Exhibit 10.17 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.7	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.8	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.9	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference.

Exhibit No.	Description

10.10	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb and incorporated herein by reference

10.11	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.12	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.13	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.14	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

10.15	Separation Agreement between the Company and Frank Cappello, dated December 31, 2012, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2013, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 filed with the SEC on February 11, 2013, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2012 and 2011, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2012 and 2011, (iii) Consolidated Condensed Balance Sheets at December 31, 2012 and September 30, 2012, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2012 and 2011, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 11, 2013	/s/ Michael S. Lipscomb
Michael S. Lipscomb President and Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2013	/s/ Catherine M. Kramer
Catherine M. Kramer Vice President-Finance and Chief Financial Officer (Principal Financial Officer)