Form 10-Q
period 2013-03-31
SIFCO INDUSTRIES INC
filed 2013-05-10
CIK 90168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of the Registrant’s Common Shares outstanding at March 31, 2013 was 5,373,526.

Part I.	Financial Information

Item 1.	Financial Statements

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net sales	$29,594	$30,143	$58,294	$54,869
Cost of goods sold	23,881	24,344	46,896	44,284

Gross margin	5,713	5,799	11,398	10,585

Selling, general and administrative expenses	3,258	2,885	7,062	5,681
Amortization of intangible assets	493	662	1,052	1,477
Loss (gain) on disposal of operating assets	3	0	(122)	0

Operating income	1,959	2,252	3,406	3,427

Interest income	(9)	(4)	(14)	(8)
Interest expense	79	134	185	228
Foreign currency exchange (gain) loss, net	(7)	10	0	(3)
Other income, net	(109)	(117)	(186)	(234)

Income from continuing operations before income tax provision	2,005	2,229	3,421	3,444

Income tax provision	536	777	1,031	1,159

Income from continuing operations	1,469	1,452	2,390	2,285

Income (loss) from discontinued operations, net of tax	(34)	272	2,460	625

Net income	$1,435	$1,724	$4,850	$2,910

Income per share from continuing operations
Basic	$0.27	$0.27	$0.45	0.43
Diluted	$0.27	$0.27	0.44	0.43

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.01)	$0.05	$0.46	0.12
Diluted	$(0.01)	$0.05	$0.46	0.12

Net income per share
Basic	$0.27	$0.32	$0.91	0.55
Diluted	$0.27	$0.32	$0.90	0.55

Weighted-average number of common shares (basic)	5,364	5,315	5,353	5,303
Weighted-average number of common shares (diluted)	5,404	5,336	5,398	5,326

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$1,435	$1,724	$4,850	$2,910
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1)	83	(285)	38
Net retirement plan liability adjustment	329	223	558	425
Interest rate swap agreement adjustment	14	(7)	30	(52)

Comprehensive income	$1,777	$2,023	$5,153	$3,321

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,644	$7,176
Receivables, net of allowance for doubtful accounts of $563 and $539, respectively	22,531	20,780
Inventories, net	19,987	17,505
Deferred income taxes	1,343	1,415
Prepaid expenses and other current assets	1,730	1,122
Current assets of business held for sale	0	3,908

Total current assets	51,235	51,906
Property, plant and equipment, net	29,570	29,726
Intangible assets, net	13,575	14,627
Goodwill	7,015	7,015
Other assets	1,708	695
Noncurrent assets of business held for sale	0	2,576

Total assets	$103,103	$106,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,368	$2,000
Accounts payable	9,056	9,181
Accrued liabilities	5,988	4,330
Current liabilities of business held for sale	0	1,171

Total current liabilities	19,412	16,682
Long-term debt, net of current maturities	10,089	19,683
Deferred income taxes	293	1,154
Other long-term liabilities	7,984	8,494
Noncurrent liabilities of business held for sale	0	390
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	0	0
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,407 at March 31, 2013 and 5,366 at September 30, 2012	5,407	5,366
Additional paid-in capital	7,512	7,523
Retained earnings	64,447	59,597
Accumulated other comprehensive loss	(12,041)	(12,344)

Total shareholders’ equity	65,325	60,142

Total liabilities and shareholders’ equity	$103,103	$106,545

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,850	$2,910
Income from discontinued operations, net of tax	(2,460)	(625)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,987	3,104
Gain on disposal of operating assets	(122)	0
LIFO expense (income)	(407)	428
Share transactions under company stock plan	30	498
Deferred income taxes	(10)	81
Changes in operating assets and liabilities:
Receivables	(1,751)	1,016
Inventories	(2,076)	(4,433)
Refundable income taxes	0	243
Prepaid expenses and other current assets	(607)	(388)
Other assets	(1,013)	(203)
Accounts payable	(125)	856
Accrued liabilities	645	170
Other long-term liabilities	100	(22)

Net cash provided by operating activities of continuing operations	41	3,635
Net cash provided by (used for) operating activities of discontinued operations	(235)	483
Cash flows from investing activities:
Acquisition of business	0	(24,721)
Proceeds from disposal of operating assets	125	0
Capital expenditures	(1,782)	(1,169)

Net cash used for investing activities of continuing operations	(1,657)	(25,890)
Net cash provided by (used for) investing activities of discontinued operations	8,641	(93)
Cash flows from financing activities:
Proceeds from term note	0	10,000
Repayments of term note	(1,000)	(1,000)
Proceeds from revolving credit agreement	26,725	37,016
Repayments of revolving credit agreement	(32,974)	(24,812)
Proceeds from other debt	0	2,302
Dividends paid	(1,073)	(1,060)
Other	0	(28)

Net cash provided by (used for) financing activities of continuing operations	(8,322)	22,418

Increase (decrease) in cash and cash equivalents	(1,532)	553
Cash and cash equivalents at the beginning of the period	7,176	6,431
Effect of exchange rate changes on cash and cash equivalents	0	25

Cash and cash equivalents at the end of the period	$5,644	$7,009

Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(172)	$(201)
Cash paid for income taxes, net	(2,241)	(1,159)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income from continuing operations	$1,469	$1,452	$2,390	$2,285
Income (loss) from discontinued operations, net of tax	(34)	272	2,460	625

Net income	$1,435	$1,724	$4,850	$2,910

Weighted-average common shares outstanding (basic)	5,364	5,315	5,353	5,303
Effect of dilutive securities:
Stock options	1	20	1	22
Restricted shares	9	1	8	1
Performance shares	30	0	36	0

Weighted-average common shares outstanding (diluted)	5,404	5,336	5,398	5,326

Net income per share – basic
Continuing operations	$0.27	$0.27	$0.45	$0.43
Discontinued operations	(0.01)	0.05	0.46	0.12

Net income	$0.27	$0.32	$0.91	$0.55

Net income per share – diluted:
Continuing operations	$0.27	$0.27	$0.44	$0.43
Discontinued operations	(0.01)	0.05	0.46	0.12

Net income	$0.27	$0.32	$0.90	$0.55

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	51	151	78	147

C. Derivative Financial Instruments

The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At March 31, 2013, the Company held one interest rate swap agreement with a notional amount of $7,000. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first six months of fiscal year 2013, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

D. Impact of Newly Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income”, which provides guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the income statement of amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2013, the Financial Accounting Standards Board issued ASU 2013-05, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

E. Reclassifications

Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories

Inventories consist of:

	March 31, 2013	September 30, 2012
Raw materials and supplies	$7,112	$4,207
Work-in-process	7,352	9,156
Finished goods	5,523	4,142

Total inventories	$19,987	$17,505

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 37% and 44% of the Company’s inventories at March 31, 2013 and September 30, 2012, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,130 and $9,537 higher than reported at March 31, 2013 and September 30, 2012, respectively.

3.	Goodwill and Intangible Assets

The Company’s intangible assets by major asset class subject to amortization consist of:

March 31, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$349	$1,551
Non-compete agreement	5 years	1,500	514	986
Below market lease	5 years	900	415	485
Customer relationships	10 years	13,000	2,447	10,553
Order backlog	1 year	2,100	2,100	0

Total intangible assets		$19,400	$5,825	$13,575

September 30, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$254	$1,646
Non-compete agreement	5 years	1,500	364	1,136
Below market lease	5 years	900	325	575
Customer relationships	10 years	13,000	1,796	11,204
Order backlog	1 year	2,100	2,034	66

Total intangible assets		$19,400	$4,773	$14,627

The amortization expense on identifiable intangible assets for the six months ended March 31, 2013 and 2012 was $1,052 and $1,477, respectively. Amortization expense associated with the identified intangible assets, all of which relates to the Forged Components Group, is expected to be as follows:

Amortization Expense
Fiscal year 2013	$2,037
Fiscal year 2014	1,970
Fiscal year 2015	1,970
Fiscal year 2016	1,744
Fiscal year 2017	1,507

The Company’s goodwill, all of which relates to the Forged Components Group, is not being amortized and is subject to annual impairment tests. All of the goodwill is expected to be deductible for tax purposes.

4.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	March 31, 2013	September 30, 2012
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,566)
Net retirement plan liability adjustment, net of tax	(6,162)	(6,720)
Interest rate swap agreement adjustment, net of tax	(28)	(58)

Total accumulated other comprehensive loss	$(12,041)	$(12,344)

5.	Long-Term Debt

Long-term debt consists of:

	March 31, 2013	September 30, 2012
Revolving credit agreement	$5,089	$11,338
Term loan	7,000	8,000
Promissory Note	2,368	2,345

	14,457	21,683
Less – current maturities	4,368	2,000

Total long-term debt	$10,089	$19,683

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

The term loan has a Libor-based variable interest rate that was 2.20% at March 31, 2013. This rate becomes an effective fixed rate of 2.90% after giving effect to an interest rate swap agreement.

Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At March 31, 2013, the interest rate was 1.00%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of March 31, 2013.

In connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) (“QAF”), as discussed more fully in Note 10, the Company issued a non-interest bearing promissory note to the seller, which note is payable by the Company in November, 2013. The imputed interest rate used to discount the note was 2.00% per annum.

6.	Income Taxes

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2013 is 30%, compared to 34% for the same period of fiscal 2012, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits, and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries.

The income tax provision consists of the following:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Current income tax provision:
U.S. federal	$418	$620	$837	$954
U.S. state and local	95	119	165	177
Non-U.S	33	22	39	37

Total current tax provision	546	761	1,041	1,168
Deferred income tax provision (benefit):
U.S. federal	(10)	16	(10)	(9)
Non-U.S	0	0	0	0

Total deferred tax provision (benefit)	(10)	16	(10)	(9)

Income tax provision	$536	$777	$1,031	$1,159

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states, local and non-U.S. jurisdictions. The Company’s federal income tax returns for fiscal years 2010 and 2011, as well as the amended federal income tax returns for fiscal 2008 and 2009, are under review by the Internal Revenue Service, the outcome of which is not known at this time. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2006.

At March 31, 2013 and September 30, 2012, the Company recorded liabilities of $141 and $120, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2012	$120
Increase due to tax positions taken in prior years	3
Increase due to tax positions taken in current year	18

Balance at March 31, 2013	$141

7.	Retirement Benefit Plans

The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$75	$71	$151	$142
Interest cost	215	247	429	494
Expected return on plan assets	(372)	(351)	(744)	(702)
Amortization of prior service cost	13	12	26	24
Amortization of net loss	215	210	431	420
Settlement cost	191	0	191	0

Net periodic benefit cost	$337	$189	$484	$378

Through March 31, 2013, the Company has made contributions in the amount of $360 to its defined benefit pension plans. The Company anticipates making $476 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2013.

8.	Stock-Based Compensation

In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. Option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of March 31, 2013.

At March 31, 2013 and 2012, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in the six months ended March 31, 2013 and 2012. There is one outstanding and exercisable option as of March 31, 2013, which is fully vested, has a weighted average remaining term of 2.2 years, and an intrinsic value of $15.

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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at March 31, 2013 there are approximately 349 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2007 Plan was $367 and $567 during the first six months of fiscal 2013 and 2012, respectively. As of March 31, 2013, there was $1,241 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.

The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2012	158	$18.30
Restricted shares awarded (2013 award)	12	15.50
Restricted shares earned (2012 award)	(5)	22.00
Performance shares awarded (2013 award)	60	15.98
Performance shares earned (2010 award)	(33)	16.05
Awards forfeited (various awards)	(31)	17.01

Outstanding at March 31, 2013	161	$17.81

9.	Business Segments

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

The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net sales:
Forged Components Group	$28,004	$28,162	$55,448	$50,850
Turbine Component Services and Repair Group	1,590	1,981	2,846	4,019

Consolidated net sales	$29,594	$30,143	$58,294	$54,869

Operating income (loss):
Forged Components Group	$3,735	$3,607	$7,283	$5,794
Turbine Component Services and Repair Group	(554)	(328)	(1,098)	(461)
Corporate unallocated expenses	(1,222)	(1,027)	(2,779)	(1,906)

Consolidated operating income	1,959	2,252	3,406	3,427
Interest expense, net	70	130	171	220
Foreign currency exchange (gain) loss, net	(7)	10	0	(3)
Other income, net	(109)	(117)	(186)	(234)

Consolidated income from continuing operations before income tax provision	$2,005	$2,229	$3,421	$3,444

Depreciation and amortization expense:
Forged Components Group	$1,298	$1,363	$2,662	$2,792
Turbine Component Services and Repair Group	80	87	161	164
Corporate unallocated expenses	89	74	164	148

Consolidated depreciation and amortization expense	$1,467	$1,524	$2,987	$3,104

LIFO expense (income) for the Forged Components Group	$(229)	$269	$(407)	$428

	March 31, 2013	September 30, 2012
Identifiable assets:
Forged Components Group	$87,916	$84,519
Turbine Component Services and Repair Group	3,443	3,480
Corporate	11,744	12,063
Assets of business held for sale	0	6,483

Consolidated total assets	$103,103	$106,545

10.	Business Acquisition

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as Quality Aluminum Forge, LLC, the Company completed the acquisition of the QAF business. This forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The QAF purchase transaction was accounted for under the purchase method of accounting.

The results of operation of QAF from its date of acquisition are included in the Company’s unaudited consolidated condensed statements of operations and are reported in the Forge Group. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF as if the acquisition had occurred on October 1, 2011:

Six Months Ended March 31, 2012
Net sales	$56,383
Net income	2,932
Net income per share (basic)	0.55
Net income per share (diluted)	$0.55

11.	Discontinued Operations, Assets Held for Sale, and Business Divestiture

On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment to Norman Hay plc, located in the United Kingdom. The Company received cash proceeds, net of certain transaction fees, of approximately $8,100 for this business and $980 was placed in escrow, pending expiration in June 2014 of indemnification holdback provisions under the sale agreement. The ASC Group business includes its U.S. operations, headquartered in Cleveland, Ohio, and three European operations located in France, Sweden and the United Kingdom. The ASC Group business develops, manufactures and sells selective plating products and provides contract services for low volume repair, refurbishment and OEM applications. The transaction resulted in a pre-tax gain of $3,980 in the first six months of fiscal 2013.

There were no assets or liabilities held for sale at March 31, 2013. The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2012.

Assets:
Receivables, net	$2,574
Inventories	1,188
Deferred income taxes	47
Prepaid expenses and other current assets	99

Total current assets of business held for sale	$3,908

Property, plant and equipment, net	$2,533
Other assets	43

Total noncurrent assets of business held for sale	$2,576

Liabilities:
Current maturities of debt	$2
Accounts payable	546
Accrued liabilities	623

Total current liabilities of business held for sale	$1,171

Deferred income taxes	$388
Other long-term liabilities	2

Total noncurrent liabilities of business held for sale	$390

The financial results of ASC Group included in discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$0	$3,936	$2,727	$7,720

Income before income tax provision	0	468	180	985
Provision for income taxes on operations	0	196	48	360

Income from operations, net of tax	0	272	132	625

Gain (loss) on sale of discontinued operations, net of tax	(34)	0	2,328	0

Income (loss) from discontinued operations, net of tax	$(34)	$272	$2,460	$625

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	The omission of the substantial amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA; and

•	Neither EBITDA nor Adjusted EBITDA includes the payment of taxes, which is a necessary element of operations.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Net income	$1,435	$1,724	$4,850	$2,910
Less: Income from discontinued operations, net of tax	(34)	272	2,460	625

Income from continuing operations	1,469	1,452	2,390	2,285
Adjustments:
Depreciation and amortization expense	1,467	1,524	2,987	3,104
Interest expense, net	70	130	171	220
Income tax provision	536	777	1,031	1,159

EBITDA	3,542	3,883	6,579	6,768
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(7)	10	0	(3)
Other income, net (2)	(109)	(117)	(186)	(234)
Loss (gain) on disposal of operating assets (3)	3	0	(122)	0
Inventory purchase accounting adjustments (4)	0	216	0	441
Non-recurring severance expense (5)	0	0	658	0
Equity compensation expense (6)	188	329	367	567
Pension settlement expense (7)	191	0	191	0
Acquisition transaction-related expenses (8)	0	105	15	243
LIFO expense (income) (9)	(229)	269	(407)	428

Adjusted EBITDA	$3,579	$4,695	$7,095	$8,210

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)	Represents miscellaneous non-operating income or expense.
(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to inventory associated with acquisition of business that were charged to cost of goods sold when the inventory was sold.
(5)	Represents severance expense related to the departure of an executive officer.
(6)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.
(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.
(8)	Represents transaction-related costs comprising legal, financial, and tax due diligence expenses; and valuation services costs that are required to be expensed as incurred.
(9)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

Six Months Ended March 31, 2013 compared with Six Months Ended March 31, 2012

Net sales from continuing operations in the six months ended March 31, 2013 increased 6.2% to $58.3 million, compared with $54.9 million in the comparable period of fiscal 2012 due primarily to a $4.6 million increase in the Forged Components Group’s net sales volume. Income from continuing operations in the six months ended March 31, 2013 was $2.4 million, compared with $2.3 million in the comparable period of fiscal 2012. The $1.5 million increase in the Forged Components Group’s operating income in the six months ended March 31, 2013 was partially offset by $0.8 million of non-recurring severance cost recognized in the six months ended March 31, 2013 and a $0.6 million decrease in the Turbine Component Services and Repair Group’s operating income in the six months ended March 31, 2013. Income from discontinued operations, net of tax, which consists of the Company’s former Applied Surface Concepts segment, was $2.5 million in the six months ended March 31, 2013, compared with $0.6 million in the comparable period of fiscal 2012. Net income in the six months ended March 31, 2013 was $4.9 million, compared with $2.9 million in the comparable period of fiscal 2012.

In December 2012, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment. In October 2011, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) (“QAF”).

Forged Components Group (“Forge Group”)

The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group’s results for the first quarter of fiscal 2012 include the results of QAF from the date of its acquisition. Net sales in the six months ended March 31, 2013 increased 9.1% to $55.5 million, compared with $50.9 million in the comparable period of fiscal 2012. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first six months of fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$27.8	$24.7	$3.1
Rotorcraft	16.4	14.3	2.1
Components for power generation units	9.7	9.4	0.3
Commercial product and other revenue	1.6	2.5	(0.9)

Total	$55.5	$50.9	$4.6

The increase in net sales of forged components for fixed wing aircraft during the six months ended March 31, 2013, compared with the comparable period of fiscal 2012, is due to additional sales volume, as well as due to the impact of the acquisition of QAF during the first quarter of fiscal 2012. Net sales of aerospace components for rotorcraft increased in the six months ended March 31, 2013 principally due to increased sales volumes. Commercial product and other revenue decreased in the first six months ended March 31, 2013, compared with the comparable period of fiscal 2012 due to decreased demand for armored military vehicle components as a result of the completion of a significant armored vehicle retrofit program in fiscal 2012.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $19.4 million in the six months ended March 31, 2013, compared with $16.5 million in the comparable period of fiscal 2012. Demand for additional military helicopters and related replacement components are the primary driver of such military sales demand.

The Forge Group’s cost of goods sold increased $3.2 million to $43.7 million, or 78.8% of net sales, during the six months ended March 31, 2013, compared with $40.5 million, or 79.6% of net sales in the comparable period of fiscal 2012. Cost of goods sold as a percentage of net sales decreased in the six months ended March 31, 2013, compared with the comparable period of fiscal 2012, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 33.3% of net sales during the six months ended March 31, 2013, compared with 36.3% of net sales in the comparable period of fiscal 2012, due primarily to favorable material pricing during the six months ended March 31, 2013, compared with the comparable period of fiscal 2012.

•

All other manufacturing costs were approximately 45.5% of net sales during the six months ended March 31, 2013, compared with 43.3% of net sales in the comparable period of fiscal 2012. Labor costs were 5.5% of net sales in the six months ended March 31, 2013, compared with 5.4% of net sales in the comparable period of fiscal 2012. During the six months ended March 31, 2013, the Forge Group experienced a reduction in labor efficiency, compared with the comparable period of fiscal 2012. During the six months ended March 31, 2013, the mix of products sold consisted of a larger concentration of products with higher value added content, compared with the comparable period of fiscal 2012.

The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during the six months ended March 31, 2013 compared with the comparable period of fiscal 2012, a portion of which was due to the acquisition of QAF, also impacted cost of goods sold:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Manufacturing expenditures	2013	2012
Overhead:
Utilities	$2.4	$2.4	$0.0
Repairs, maintenance and supplies	2.4	2.2	0.2
Depreciation	1.6	1.3	0.3
Rent	0.3	0.2	0.1
Tooling	1.3	1.1	0.2

Manufacturing costs in the six months ended March 31, 2013, compared with the same period of fiscal 2012, increased due to (i) an increase in manufacturing expenditures required to support the $4.6 million of additional product sales volume for the Forge Group and (ii) an increase in depreciation, attributable to capital investment and the acquisition of QAF.

The Forge Group’s selling, general and administrative expenses were $4.5 million, or 8.1% of net sales, in the six months ended March 31, 2013, compared with $4.6 million, or 9.0% of net sales, in the comparable period of fiscal 2012. Selling, general and administrative expenses without amortization of intangible asset expenses were $3.4 million in the six months ended March 31, 2013, compared with $3.1 million in the comparable period of fiscal 2012. Selling, general and administrative expenses without amortization of intangible assets increased in the six months ended March 31, 2013, compared with the same period of fiscal 2012, due primarily to an increase in compensation and related benefit costs.

The Forge Group’s operating income increased $1.5 million to $7.3 million in the six months ended March 31, 2013, compared with $5.8 million in the comparable period of fiscal 2012. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Operating Income	2013	2012
Operating income	$7.3	$5.8	$1.5
LIFO expense (income)	(0.4)	0.4	(0.8)

Operating income without LIFO effect	$6.9	$6.2	$0.7

Operating income in the six months ended March 31, 2013 was favorably impacted by (i) favorable material pricing and (ii) additional product sales volumes that resulted in part from the acquisition of QAF. This was partially offset by higher labor, overhead, and general and administrative compensation and benefit costs in the six months ended March 31, 2013, compared with the same period of fiscal 2012.

The Forge Group’s backlog as of March 31, 2013 was $102.5 million, of which $85.4 million was scheduled for delivery over the next twelve months, compared with $106.0 million as of September 30, 2012, of which $87.8 million was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel) have shortened due to increased supply and the Forge Group believes that such lead time changes may ultimately result in a change in the ordering pattern of some of its customers. The Forge Group believes that some customers may delay placing orders, which may result in a decrease, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog decrease, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.

Turbine Component Services and Repair Group (“Repair Group”)

Net sales, which consist principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines, decreased 29.2% in the six months ended March 31, 2013 to $2.8 million, compared with $4.0 million in the comparable fiscal 2012 period. The decrease in net sales in the first six months of fiscal 2013 is attributable to a decrease in sales volumes, compared with the same period of fiscal 2012.

The Repair Group’s cost of goods sold decreased $0.6 million to $3.2 million, or 113.1% of net sales, in the six months ended March 31, 2013, compared with $3.8 million, or 94.0% of net sales, in the comparable period of fiscal 2012. Cost of goods sold as a percentage of net sales increased in the six months ended March 31, 2013 compared with the comparable period of fiscal 2012 principally due to a decrease in sales volume and the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During the six months ended March 31, 2013, the Repair Group’s selling, general and administrative expenses were $0.7 million, or 25.5% of net sales, compared with $0.7 million, or 17.3% of net sales, in the comparable fiscal 2012 period.

The Repair Group’s operating income decreased $0.6 million to a loss of $1.1 million in the six months ended March 31, 2013, compared with a loss of $0.5 million in the comparable period of fiscal 2012. Operating income in the six months ended March 31, 2013 was negatively impacted by the lower sales volumes in relation to the fixed portion of the Repair Group’s operating cost structure.

The Repair Group’s backlog was $1.2 million as of March 31, 2013 compared with $1.0 million as of September 30, 2012. At March 31, 2013, $0.5 million of the total backlog was scheduled for delivery over the next twelve months.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $2.8 million in the six months ended March 31, 2013, compared with $1.9 million in the same period of fiscal 2012. This increase is primarily due to $0.8 million of non-recurring severance costs incurred in the six months ended March 31, 2013.

Other/General

Interest expense was $0.2 million in both the six months ended March 31, 2013 and 2012. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2013 and 2012:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2013	2012	2013	2012
Revolving credit agreement	1.2%	1.3%	$5.2 million	$11.6 million
Term note	2.9%	2.9%	$7.6 million	$9.5 million
Promissory note	2.0%	2.0%	$2.3 million	$2.3 million

Other income, net consists principally of $0.2 million of rental income earned from the lease of the Cork, Ireland facility.

Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, increased to $2.5 million in the six months ended March 31, 2013, compared with $0.6 million in the comparable period of fiscal 2012, primarily due to the after tax gain of $2.3 million on the sale of the ASC Group during the first quarter of fiscal 2013.

Three Months Ended March 31, 2013 compared with Three Months Ended March 31, 2012

Net sales from continuing operations in the second quarter of fiscal 2013 decreased 1.8% to $29.6 million, compared with $30.1 million in the comparable period of fiscal 2012 due primarily to a $0.4 million decrease in Repair Group’s net sales volume. Income from continuing operations in both the second quarter of fiscal 2013 and 2012 was $1.5 million. The $0.1 million increase in the Forged Components Group’s operating income in the second quarter of fiscal 2013 was offset by a $0.2 million decrease in the Repair Group’s operating income in the second quarter of fiscal 2013. Net income in the second quarter of fiscal 2013 was $1.4 million, compared with $1.7 million in the comparable period of fiscal 2012.

Forged Components Group

Forge Group net sales in the second quarter of fiscal 2013 decreased 0.5% to $28.0 million, compared with $28.2 million in the comparable period of fiscal 2012. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the second quarter of fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$13.8	$13.9	$(0.1)
Rotorcraft	8.3	7.7	0.6
Components for power generation units	5.1	4.7	0.4
Commercial product and other revenue	0.8	1.9	(1.1)

Total	$28.0	$28.2	$(0.2)

Net sales of aerospace components for rotorcraft and components for power generation units increased in the second quarter of fiscal 2013 due to increased sales volumes. Commercial product and other revenue decreased in the second quarter of fiscal 2013, compared with the comparable period of fiscal 2012, due to decreased demand for armored military vehicle components as a result of the completion of a significant armored vehicle retrofit program in fiscal 2012.

The Forge Group’s aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $10.1 million in the second quarter of fiscal 2013, compared with $8.6 million in the comparable period of fiscal 2012. Demand for additional military helicopters and related replacement components are the primary driver of such military sales demand.

The Forge Group’s cost of goods sold decreased $0.2 million to $22.1 million, or 79.0% of net sales, during the second quarter of fiscal 2013, compared with $22.4 million, or 79.4% of net sales in the comparable period of fiscal 2012. Cost of goods sold as a percentage of net sales decreased in the second quarter of fiscal 2013, compared with the comparable period of fiscal 2012, due to the net impact of the changes in the following components of manufacturing related expenditures:

•

The material component of manufacturing costs was approximately 34.0% of net sales during the second quarter of fiscal 2013, compared with 35.9% of net sales in the comparable period of fiscal 2012, due primarily to favorable material pricing, compared with the comparable period of fiscal 2012, as well as improvements in material utilization.

•

All other manufacturing costs were approximately 45.0% of net sales during the second quarter of fiscal 2013, compared with 43.5% of net sales in the comparable period of fiscal 2012. Labor costs were 5.2% of net sales in the second quarter of fiscal 2013, compared with 5.6% of net sales in the comparable period of fiscal 2012. Manufacturing costs in the second quarter of fiscal 2013, compared with the same period of fiscal 2012, increased $0.2 million due to higher period scrap costs and lower market prices for scrap metal.

The following changes in the components of the Forge Group’s other manufacturing overhead expenditures during the second quarter of fiscal 2013 compared with the comparable period of fiscal 2012 also impacted cost of goods sold:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Manufacturing expenditures	2013	2012
Overhead:
Utilities	$1.2	$1.3	$(0.1)
Repairs, maintenance and supplies	1.1	1.1	0.0
Depreciation	0.8	0.7	0.1
Rent	0.1	0.1	0.0
Tooling	0.7	0.7	0.0

The Forge Group’s selling, general and administrative expenses were $2.2 million, or 7.7% of net sales, in the second quarter of fiscal 2013, compared with $2.2 million, or 7.8% of net sales, in the comparable period of fiscal 2012. Selling, general and administrative expenses without amortization of intangible asset expense were $1.7 million in the second quarter of fiscal 2013, compared with $1.5 million in the comparable period of fiscal 2012. Selling, general and administrative expenses without amortization of intangible assets increased in the second quarter of fiscal 2013, compared with the same period of fiscal 2012, due primarily to an increase in compensation and related benefit costs.

The Forge Group’s operating income increased $0.1 million to $3.7 million in the second quarter of fiscal 2013, compared with $3.6 million in the comparable period of fiscal 2012. The following is a comparison of operating income on both a LIFO and FIFO basis:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Operating Income	2013	2012
Operating income	$3.7	$3.6	$0.1
LIFO expense (income)	(0.2)	0.3	(0.5)

Operating income without LIFO effect	$3.5	$3.9	$(0.4)

Operating income in the second quarter of fiscal 2013 was unfavorably impacted in relation to the comparable period of fiscal 2012 by (i) lower net sales and (ii) higher general and administrative compensation and benefit costs. This was partially offset by favorable material pricing and improvements in material utilization.

Turbine Component Services and Repair Group

Repair Group net sales decreased 19.7% in the second quarter of fiscal 2013 to $1.6 million, compared with $2.0 million in the comparable fiscal 2012 period. The decrease in net sales in the second quarter of fiscal 2013 is attributable to a decrease in sales volumes, compared with the same period of fiscal 2012.

The Repair Group’s cost of goods sold decreased $0.2 million to $1.8 million, or 112.3% of net sales, in the second quarter of fiscal 2013, compared with $2.0 million, or 100.0% of net sales, in the comparable period of fiscal 2012. Cost of goods sold as a percentage of net sales increased in the second quarter of fiscal 2013 compared with the comparable period of fiscal 2012 principally due to a decrease in sales volume and the Repair Group maintaining a minimum/base cost structure that has a large fixed component that is determined necessary to sustain an operation with relevant capabilities.

During the second quarter of fiscal 2013, the Repair Group’s selling, general and administrative expenses were $0.4 million, or 22.5% of net sales, compared with $0.3 million, or 16.6% of net sales, in the comparable fiscal 2012 period.

The Repair Group’s operating income decreased $0.3 million to a loss of $0.6 million in the second quarter of fiscal 2013, compared with a loss of $0.3 million in the comparable period of fiscal 2012. Operating income in the second quarter of fiscal 2013 was negatively impacted by the lower sales volumes in relation to the fixed portion of the Repair Group’s operating cost structure.

Corporate Unallocated Expenses

Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.2 million in the second quarter of fiscal 2013, compared with $1.0 million in the same period of fiscal 2012. This increase is primarily due to higher expenditures for employee compensation and related benefits.

Other/General

Interest expense was $0.1 million in both the second quarter of fiscal 2013 and 2012. In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarters of both fiscal 2013 and 2012:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2013	2012	2013	2012
Revolving credit agreement	1.1%	1.3%	$1.9 million	$13.1 million
Term note	2.9%	2.9%	$7.3 million	$9.3 million
Promissory note	2.0%	2.0%	$2.3 million	$2.3 million

Other income, net consists principally of $0.1 million of rental income earned from the lease of the Cork, Ireland facility.

Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax, was a nominal amount in the second quarter of fiscal 2013, compared with $0.3 million in the comparable period of fiscal 2012. The second quarter of fiscal 2013 discontinued operations, net of tax, activity relates primarily to the settlement of the working capital adjustment under the terms of the purchase agreement.

B. Liquidity and Capital Resources

Cash and cash equivalents decreased $1.6 million to $5.6 million at March 31, 2013 from $7.2 million at September 30, 2012. At March 31, 2013, essentially all of the $5.6 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities used $0.2 million of cash (of which a nominal amount was provided by continuing operations) in the first six months of fiscal 2013 compared with $4.1 million of cash provided by operating activities (of which $3.6 million was from continuing operations) in the first six months of fiscal 2012. The cash provided by operating activities of continuing operations in the first six months of fiscal 2013 was primarily due to (i) income from continuing operations of $2.4 million; and (ii) $2.5 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity based compensation expense and LIFO income. These items were offset by (i) a $1.8 million increase in accounts receivable; (ii) a $2.1 million increase in inventories; (iii) a $0.6 million increase in prepaid expenses; (iv) a $1.0 million increase in other non-current assets; (v) a $0.1 million decrease in accounts payable; (vi) and a $0.7 million increase in accrued liabilities. These changes were due to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of sales and collections from customers, (iii) the relative timing of payments to suppliers and tax authorities, (iv) recognition of escrow funds receivable related to the divestiture of the Applied Surface Concepts business and (v) payment of nonrecurring severance related to the departure of an executive officer.

Capital expenditures were $1.8 million in the first six months of fiscal 2013 compared with $1.2 million in the comparable fiscal 2012 period. Capital expenditures during the first six months of fiscal 2013 consist of $1.1 million by the Forge Group, $0.2 million by the Repair Group and $0.5 million of capital expenditures, primarily related to the renovation of the Company’s corporate facilities. In addition to the $1.8 million expended during the first six months of fiscal 2013, $0.6 million was committed as of March 31, 2013. The Company anticipates that total fiscal 2013 capital expenditures will be within the range of $3.5 to $4.5 million and will relate principally to the expansion of the Forge Group’s production capabilities.

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

As described more fully in Note 11 to the unaudited consolidated condensed financial statements, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment in December 2012. The Company received net cash proceeds of approximately $8.1 million, net of certain transaction fees. These proceeds were used to pay down the Company’s revolving loan. In conjunction with this divestiture, the Company’s ASC Group non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from this dividend were used to pay down the Company’s revolving loan during the first quarter of fiscal 2013.

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

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November, 2013. The Company was in compliance with all applicable loan covenants as of March 31, 2013.

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

C. Impact of Newly Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, “Comprehensive Income”, which provides guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the income statement of amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In March 2013, the Financial Accounting Standards Board issued ASU 2013-05, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Item 4.	Controls and Procedures

As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

There were no changes to the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, which would be expected to have a material effect on financial reporting.

Part II.	Other Information

Item 6. (a)	Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 29, 2002, filed as Exhibit 3(b) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

4.1	Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2	First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference

10.1	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

10.2	Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated September 28, 2000, filed as Exhibit 10(i) of the Company’s Form 10-Q/A dated December 31, 2000, and incorporated herein by reference

10.3	Amendment No. 1 to Change in Control Severance Agreement between the Company and Remigijus Belzinskas, dated February 5, 2007, filed as Exhibit 10.18 of the Company’s Form 10-Q dated December 31, 2006 and incorporated herein by reference

10.4	SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.5	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference.

10.6	Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb and incorporated herein by reference

10.7	Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.8	Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

Exhibit No.	Description

10.9	Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.10	Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

10.11	Separation Agreement between the Company and Frank Cappello, dated December 31, 2012, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2013, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 10, 2013, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2013 and 2012, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at March 31, 2013 and September 30, 2012, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2013 and 2012, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 10, 2013	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)