Form 10-Q
period 2013-06-30
SIFCO INDUSTRIES INC
filed 2013-08-09
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at June 30, 2013 was 5,373,526.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$30,284	$27,278	$88,578	$82,147
Cost of goods sold	22,757	20,991	69,653	65,275
Gross margin	7,527	6,287	18,925	16,872
Selling, general and administrative expenses	3,371	2,661	10,433	8,342
Amortization of intangible assets	492	709	1,544	2,186
Loss (gain) on disposal of operating assets	33	—	(89)	—
Operating income	3,631	2,917	7,037	6,344
Interest income	(4)	(8)	(18)	(16)
Interest expense	76	124	261	352
Foreign currency exchange (gain) loss, net	7	(19)	7	(22)
Other income, net	(108)	(113)	(294)	(347)
Income from continuing operations before income tax provision	3,660	2,933	7,081	6,377
Income tax provision	1,103	831	2,134	1,990
Income from continuing operations	2,557	2,102	4,947	4,387
Income (loss) from discontinued operations, net of tax	(79)	339	2,381	964
Net income	$2,478	$2,441	$7,328	$5,351
Income per share from continuing operations
Basic	$0.47	$0.40	$0.92	$0.83
Diluted	$0.47	$0.40	$0.92	$0.82
Income (loss) per share from discontinued operations, net of tax
Basic	$(0.01)	$0.06	$0.44	$0.18
Diluted	$(0.01)	$0.06	$0.44	$0.18
Net income per share
Basic	$0.46	$0.46	$1.36	$1.01
Diluted	$0.46	$0.46	$1.36	$1.00
Weighted-average number of common shares (basic)	5,374	5,328	5,359	5,311
Weighted-average number of common shares (diluted)	5,402	5,353	5,399	5,343
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$2,478	$2,441	$7,328	$5,351
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(204)	(285)	(166)
Retirement plan liability adjustment	337	241	895	666
Interest rate swap agreement adjustment	13	(1)	43	(53)
Comprehensive income	$2,828	$2,477	$7,981	$5,798
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2013	September 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,609	$7,176
Receivables, net of allowance for doubtful accounts of $604 and $539, respectively	22,620	20,780
Inventories, net	20,664	17,505
Deferred income taxes	1,343	1,415
Prepaid expenses and other current assets	1,307	1,122
Current assets of business held for sale	—	3,908
Total current assets	50,543	51,906
Property, plant and equipment, net	29,566	29,726
Intangible assets, net	13,083	14,627
Goodwill	7,015	7,015
Other assets	1,689	695
Noncurrent assets of business held for sale	—	2,576
Total assets	$101,896	$106,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,380	$2,000
Accounts payable	7,353	9,181
Accrued liabilities	6,864	4,330
Current liabilities of business held for sale	—	1,171
Total current liabilities	18,597	16,682
Long-term debt, net of current maturities	7,130	19,683
Deferred income taxes	203	1,154
Other long-term liabilities	7,664	8,494
Noncurrent liabilities of business held for sale	—	390
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,407 at June 30, 2013 and 5,366 at September 30, 2012	5,407	5,366
Additional paid-in capital	7,661	7,523
Retained earnings	66,925	59,597
Accumulated other comprehensive loss	(11,691)	(12,344)
Total shareholders’ equity	68,302	60,142
Total liabilities and shareholders’ equity	$101,896	$106,545
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,328	$5,351
Income from discontinued operations, net of tax	(2,381)	(964)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,465	4,741
Gain on disposal of operating assets	(89)	—
LIFO expense (income)	(787)	643
Share transactions under company stock plan	179	753
Deferred income taxes	(179)	(102)
Changes in operating assets and liabilities:
Receivables	(1,840)	726
Inventories	(2,372)	(5,513)
Refundable income taxes	—	281
Prepaid expenses and other current assets	(185)	(435)
Other assets	(994)	(218)
Accounts payable	(1,829)	(2,091)
Accrued liabilities	1,521	982
Other long-term liabilities	143	(161)
Net cash provided by operating activities of continuing operations	2,980	3,993
Net cash provided by (used for) operating activities of discontinued operations	(235)	593
Cash flows from investing activities:
Acquisition of business	—	(24,886)
Proceeds from disposal of operating assets	164	—
Capital expenditures	(2,836)	(1,676)
Net cash used for investing activities of continuing operations	(2,672)	(26,562)
Net cash provided by (used for) investing activities of discontinued operations	8,641	(115)
Cash flows from financing activities:
Proceeds from term note	—	10,000
Repayments of term note	(1,500)	(1,500)
Proceeds from revolving credit agreement	37,563	48,184
Repayments of revolving credit agreement	(46,271)	(35,058)
Proceeds from other debt	—	2,302
Dividends paid	(1,073)	(1,060)
Other	—	(29)
Net cash provided by (used for) financing activities of continuing operations	(11,281)	22,839
Increase (decrease) in cash and cash equivalents	(2,567)	748
Cash and cash equivalents at the beginning of the period	7,176	6,431
Effect of exchange rate changes on cash and cash equivalents	—	(60)
Cash and cash equivalents at the end of the period	$4,609	$7,119
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(239)	$(314)
Cash paid for income taxes, net	(3,626)	(1,822)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$2,557	$2,102	$4,947	$4,387
Income (loss) from discontinued operations, net of tax	(79)	339	2,381	964
Net income	$2,478	$2,441	$7,328	$5,351

Weighted-average common shares outstanding (basic)	5,374	5,328	5,359	5,311
Effect of dilutive securities:
Stock options	1	12	1	19
Restricted shares	14	6	10	6
Performance shares	13	7	29	7
Weighted-average common shares outstanding (diluted)	5,402	5,353	5,399	5,343
Net income per share – basic
Continuing operations	$0.47	$0.40	$0.92	$0.83
Discontinued operations	(0.01)	0.06	0.44	0.18
Net income	$0.46	$0.46	$1.36	$1.01
Net income per share – diluted:
Continuing operations	$0.47	$0.40	$0.92	$0.82
Discontinued operations	(0.01)	0.06	0.44	0.18
Net income	$0.46	$0.46	$1.36	$1.00
Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	18	147	58	147

C. Derivative Financial Instruments
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At June 30, 2013, the Company held one interest rate swap agreement with a notional amount of $6,500. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first nine months of fiscal year 2013, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

D. Impact of Newly Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-2, “Comprehensive Income”, which provides guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the income statement of amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
In March 2013, the Financial Accounting Standards Board issued ASU 2013-5, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
E. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories
Inventories consist of:

	June 30, 2013	September 30, 2012
Raw materials and supplies	$7,871	$4,207
Work-in-process	6,631	9,156
Finished goods	6,162	4,142
Total inventories	$20,664	$17,505
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 37% and 44% of the Company’s inventories at June 30, 2013 and September 30, 2012, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,750 and $9,537 higher than reported at June 30, 2013 and September 30, 2012, respectively.

3.	Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization consist of:

June 30, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$397	$1,503
Non-compete agreement	5 years	1,500	589	911
Below market lease	5 years	900	460	440
Customer relationships	10 years	13,000	2,771	10,229
Order backlog	1 year	2,100	2,100	—
Total intangible assets		$19,400	$6,317	$13,083

September 30, 2012	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$1,900	$254	$1,646
Non-compete agreement	5 years	1,500	364	1,136
Below market lease	5 years	900	325	575
Customer relationships	10 years	13,000	1,796	11,204
Order backlog	1 year	2,100	2,034	66
Total intangible assets		$19,400	$4,773	$14,627

The amortization expense on identifiable intangible assets for the nine months ended June 30, 2013 and 2012 was $1,544 and $2,186, respectively. Amortization expense associated with the identified intangible assets, all of which relates to SIFCO Forged Components, is expected to be as follows:

Amortization Expense
Fiscal year 2013	$2,037
Fiscal year 2014	1,970
Fiscal year 2015	1,970
Fiscal year 2016	1,744
Fiscal year 2017	1,507
The Company’s goodwill, all of which relates to the SIFCO Forged Components segment, is not being amortized and is subject to annual impairment tests. All of the goodwill is expected to be deductible for tax purposes.

4.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2013	September 30, 2012
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,566)
Retirement plan liability adjustment, net of tax	(5,825)	(6,720)
Interest rate swap agreement adjustment, net of tax	(15)	(58)
Total accumulated other comprehensive loss	$(11,691)	$(12,344)

5.	Long-Term Debt
Long-term debt consists of:

	June 30, 2013	September 30, 2012
Revolving credit agreement	2,630	$11,338
Term loan	6,500	8,000
Promissory Note	2,380	2,345
	11,510	21,683
Less – current maturities	4,380	2,000
Total long-term debt	$7,130	$19,683
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
The term loan has a Libor-based variable interest rate that was 2.2% at June 30, 2013. This rate becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement.
Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At June 30, 2013, the interest rate was 1.0%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of June 30, 2013.
In connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.) (“QAF”), as discussed more fully in Note 10, the Company issued a non-interest bearing promissory note to the seller, which note is payable by the Company in November 2013. The imputed interest rate used to discount the note was 2.0% per annum.

6.	Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2013 was 30%, compared to 31% for the same period of fiscal 2012, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits, and (iv) the recognition of U.S. federal income taxes on undistributed earnings of non-U.S. subsidiaries.

The income tax provision from continuing operations consists of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Current income tax provision:
U.S. federal	$1,056	$638	$1,893	$1,592
U.S. state and local	80	144	245	321
Non-U.S	57	9	96	46
Total current tax provision	1,193	791	2,234	1,959
Deferred income tax provision (benefit):
U.S. federal	(88)	40	(98)	31
U.S state and local	(2)	—	(2)	—
Total deferred tax provision (benefit)	(90)	40	(100)	31
Income tax provision	$1,103	$831	$2,134	$1,990
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
At June 30, 2013 and September 30, 2012, the Company recorded liabilities of $180 and $120, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2012	$120
Increase due to tax positions taken in current year	60
Balance at June 30, 2013	$180

7.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Service cost	$72	$71	$216	$214
Interest cost	212	247	638	740
Expected return on plan assets	(371)	(351)	(1,114)	(1,052)
Amortization of prior service cost	13	12	39	35
Amortization of net loss	219	210	656	630
Settlement cost	191	—	382	—
Net periodic benefit cost	$336	$189	$817	$567
Through June 30, 2013, the Company has made contributions in the amount of $670 to its defined benefit pension plans. The Company anticipates making $129 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2013.

8.	Stock-Based Compensation
In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. The option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of June 30, 2013.
At June 30, 2013 and 2012, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in the nine months ended June 30, 2013 and 2012. There is one outstanding and exercisable option as of June 30, 2013, which has a weighted average remaining term of 2.0 years and an intrinsic value of $12.
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
With respect to such performance shares, compensation expense is being accrued at (i) 100% of the target levels for recipients of the performance shares awarded during fiscal 2013, and (ii) 50% of the target levels for recipients of the performance shares awarded during fiscal 2012 and 2011. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
The Company has awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) to three (3) years.
If all outstanding share awards are ultimately earned and issued at the target number of shares, then at June 30, 2013 there are approximately 355 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $515 and $822 during the first nine months of fiscal 2013 and 2012 and $148 and $255 during the third quarter of fiscal 2013 and 2012, respectively. As of June 30, 2013, there was $1,035 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.
The following is a summary of activity related to the target number of shares awarded and the actual number of shares earned under the 2007 Plan:

	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at September 30, 2012	158	$18.30
Restricted shares awarded (2013 award)	12	15.50
Restricted shares earned (2012 award)	(5)	22.00
Performance shares awarded (2013 award)	60	15.98
Performance shares earned (2010 award)	(33)	16.05
Awards forfeited (various awards)	(38)	17.00
Outstanding at June 30, 2013	154	$17.85

9.	Business Segments

The Company identifies reportable segments based upon distinct products manufactured and services performed. SIFCO Forged Components (“Forge Group”) consists of the production, heat-treatment, surface-treatment, non-destructive testing and some machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. Turbine Component Services and Repair (“Repair Group”) consists primarily of the repair and remanufacture of small aerospace and industrial turbine engine components, and is also involved in providing precision component machining and industrial coating of turbine engine components. The Company’s reportable segments are separately managed.
The following table summarizes certain information regarding segments of the Company’s continuing operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales:
SIFCO Forged Components	$28,672	$25,650	$84,121	$76,500
Turbine Component Services and Repair	1,612	1,628	4,457	5,647
Consolidated net sales	$30,284	$27,278	$88,578	$82,147
Operating income (loss):
SIFCO Forged Components	$5,457	$4,137	$12,740	$9,931
Turbine Component Services and Repair	(561)	(393)	(1,659)	(854)
Corporate unallocated expenses	(1,265)	(827)	(4,044)	(2,733)
Consolidated operating income	3,631	2,917	7,037	6,344
Interest expense, net	72	116	243	336
Foreign currency exchange (gain) loss, net	7	(19)	7	(22)
Other income, net	(108)	(113)	(294)	(347)
Consolidated income from continuing operations before income tax provision	$3,660	$2,933	$7,081	$6,377
Depreciation and amortization expense:
SIFCO Forged Components	$1,289	$1,477	$3,950	$4,269
Turbine Component Services and Repair	99	86	260	250
Corporate unallocated expenses	91	74	255	222
Consolidated depreciation and amortization expense	$1,479	$1,637	$4,465	$4,741
LIFO expense (income) for SIFCO Forged Components	$(380)	$214	$(787)	$643

	June 30, 2013	September 30, 2012
Identifiable assets:
SIFCO Forged Components	$87,398	$84,519
Turbine Component Services and Repair	3,620	3,480
Corporate	10,878	12,063
Assets of business held for sale	—	6,483
Consolidated total assets	$101,896	$106,545

10.	Business Acquisition
On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC, now known as Quality Aluminum Forge, LLC, the Company completed the acquisition of the QAF business. This forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The QAF purchase transaction was accounted for under the purchase method of accounting.
The results of operation of QAF from its date of acquisition are included in the Company’s unaudited consolidated condensed statements of operations and are reported in the SIFCO Forged Components segment. The following unaudited pro forma information presents a summary of the results of operations for the Company including QAF as if the acquisition had occurred on October 1, 2011:

Nine Months Ended June 30, 2012
Net sales	$83,661
Net income	5,375
Net income per share (basic)	$1.00
Net income per share (diluted)	1.00

11.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts (“ASC Group”) business segment. The Company received cash proceeds, net of certain transaction fees, of approximately $8,100 for this business and $980 was placed in escrow, pending expiration in June 2014 of indemnification holdback provisions under the sale agreement. The ASC Group business included its U.S. operations, headquartered in Cleveland, Ohio, and three European operations located in France, Sweden and the United Kingdom. The ASC Group business developed, manufactured and sold selective plating products and provided contract services for low volume repair, refurbishment and OEM applications. The transaction resulted in a pre-tax gain of $3,980 in the first nine months of fiscal 2013.
The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2012.

Assets:
Receivables, net	$2,574
Inventories, net	1,188
Deferred income taxes	47
Prepaid expenses and other current assets	99
Total current assets of business held for sale	$3,908
Property, plant and equipment, net	$2,533
Other assets	43
Total noncurrent assets of business held for sale	$2,576
Liabilities:
Current maturities of long-term debt	$2
Accounts payable	546
Accrued liabilities	623
Total current liabilities of business held for sale	$1,171
Deferred income taxes	$388
Other long-term liabilities	2
Total noncurrent liabilities of business held for sale	$390
The financial results of ASC Group included in discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$—	$3,690	$2,727	$11,410
Income before income tax provision	—	369	180	1,354
Income tax provision	79	30	127	390
Income (loss) from operations, net of tax	(79)	339	53	964
Gain (loss) on sale of discontinued operations, net of tax	—	—	2,328	—
Income (loss) from discontinued operations, net of tax	$(79)	$339	$2,381	$964

12.    Subsequent Events
On July 23, 2013, through its wholly-owned subsidiary, General Aluminum Forgings, LLC, the Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings) (“GAF”). The forging business is operated in GAF's Colorado Springs, Colorado facility. The purchase price for the forging business and related operating assets is approximately $4.5 million payable in cash, subject to certain adjustments related principally to the delivered working capital level or indemnification holdback provisions under the purchase agreement. In addition, the Company has assumed certain current operating liabilities of the forging business. The Company has not yet completed the purchase price accounting related to the GAF acquisition.

Effective July 23, 2013, the Company, entered into its second amendment to its existing credit agreement (“the Credit Agreement Amendment”) with Fifth Third Bank. The only material change was to add General Aluminum Forgings, LLC as a new borrower to its existing Credit Agreement.

The collective bargaining agreement with the hourly workers at the T&W forging facility, part of SIFCO Forged Components, expired on July 31, 2013.  Negotiations regarding extension or renewal of the agreement are ongoing.

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
The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include both conventional and precision forging, heat-treating, coating, welding, and precision component machining. The products include conventional and precision forged components, machined forged components, other machined metal components, and remanufactured component parts for turbine engines. The Company’s operations are conducted in two business segments: (1) SIFCO Forged Components ("Forge Group") and (2) Turbine Component Services and Repair ("Repair Group"). The Company endeavors to plan and evaluate its businesses’ operations while taking into consideration certain factors including the following : (i) the projected build rate for commercial, business and military aircraft as well as the engines that power such aircraft, (ii) the projected build rate for industrial gas turbine engines, and (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft.
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

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because it believes that they are useful indicators for evaluating operating performance and liquidity, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company's results of operations as reported in accordance with GAAP. Some of these limitations include:

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income, net sales, and operating profit, to measure operating performance. Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income or cash flow from operations determined in accordance with GAAP. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$2,478	$2,441	$7,328	$5,351
Less: Income (loss) from discontinued operations, net of tax	(79)	339	2,381	964
Income from continuing operations	2,557	2,102	4,947	4,387
Adjustments:
Depreciation and amortization expense	1,479	1,637	4,465	4,741
Interest expense, net	72	116	243	336
Income tax provision	1,103	831	2,134	1,990
EBITDA	5,211	4,686	11,789	11,454
Adjustments:
Foreign currency exchange (gain) loss, net (1)	7	(19)	7	(22)
Other income, net (2)	(108)	(113)	(294)	(347)
Loss (gain) on disposal of operating assets (3)	33	—	(89)	—
Inventory purchase accounting adjustments (4)	—	(4)	—	436
Non-recurring severance expense (5)	—	—	658	—
Equity compensation expense (6)	148	255	515	822
Pension settlement expense (7)	191	—	382	—
Acquisition transaction-related expenses (8)	84	36	100	279
LIFO expense (income) (9)	(380)	214	(787)	643
Adjusted EBITDA	$5,186	$5,055	$12,281	$13,265

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from our Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents severance expense related to the departure of an executive officer.

(6)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(8)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(9)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.
Nine Months Ended June 30, 2013 compared with Nine Months Ended June 30, 2012
Net sales from continuing operations in the nine months ended June 30, 2013 increased 7.8% to $88.6 million, compared with $82.1 million in the comparable period of fiscal 2012. This was due to an increase of $7.6 million or 10.0% in SIFCO Forged Components' net sales, offset by a decrease of $1.1 million or 21.1% in Turbine Component Services and Repair’s net sales.
Income from continuing operations in the nine months ended June 30, 2013 increased 12.6% to $4.9 million, compared with $4.4 million in the comparable period of fiscal 2012. This was primarily driven by an increase in volume, reduced amortization of intangible assets, which was partially offset by higher selling, general and administrative costs. Income from discontinued operations, net of tax, which consists of the Company’s former Applied Surface Concepts segment, was $2.4 million in the nine months ended June 30, 2013, compared with $1.0 million in the comparable period of fiscal 2012. The increase was primarily attributed to the after-tax gain of $2.3 million on the sale of the ASC Group business during the first quarter of fiscal 2013. Net income in the nine months ended June 30, 2013 increased 36.9% to $7.3 million, compared with $5.4 million in the comparable period of fiscal 2012.
In December 2012, the Company completed the divestiture of its ASC Group business segment. In October 2011, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.).
SIFCO Forged Components (“Forge Group”)
The Forge Group consists of the production, heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, titanium and aluminum alloys utilizing a variety of processes for application principally in the aerospace and power generation industries. The Forge Group produces forged components for (i) turbine engines that power commercial, business and regional aircraft, as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. The Forge Group’s results for fiscal 2012 include the results of QAF from the date of its acquisition.
The Forge Group's net sales in the nine months ended June 30, 2013 increased 10.0% to $84.1 million, compared with $76.5 million in the comparable period of fiscal 2012. Net sales comparative information for the first nine months of fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$41.4	$38.2	$3.2
Rotorcraft	25.0	21.4	3.6
Components for power generation units	14.6	13.3	1.3
Commercial product and other revenue	3.1	3.6	(0.5)
Total	$84.1	$76.5	$7.6
The increase in net sales of forged components for fixed wing aircraft and rotorcraft during the nine months ended June 30, 2013, compared with the comparable period of fiscal 2012, is due to additional sales volume from its base business, the acquisition of QAF during fiscal 2012, and higher tooling sales. The increase in net sales of forged components for power generation units during the nine months ended June 30, 2013, compared with the comparable period of fiscal 2012, is due to higher military, gas and oil, and aftermarket sales of forged components. The decrease in net sales of commercial products and other revenue during the nine months ended June 30, 2013, compared with the comparable period of fiscal 2012, is primarily due to decreased demand for armored military vehicle components as a result of the completion of a significant armored vehicle retrofit program in fiscal 2012.
The Forge Group's aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $29.8 million in the nine months ended June 30, 2013, compared with $25.7 million in the comparable period in fiscal 2012. Demand for additional military helicopters and related replacement components are the primary driver of such military demand.

The Forge Group's cost of goods sold in the nine months ended June 30, 2013 increased 8.1% or $4.9 million to $64.7 million, or 76.9% of net sales, compared with $59.8 million, or 78.2% of net sales, in the comparable period of fiscal 2012.
The change in cost of goods sold is due primarily to the following factors:

•
Material costs decreased 2.3% or $0.6 million to $27.1 million, or 32.2%, compared with $27.7 million, or 36.3% of net sales, in the comparable period of fiscal 2012. The improvement in material cost as a percent of net sales is due primarily to product mix and favorable material pricing in the nine months ended June 30, 2013, compared with the comparable period of fiscal 2012.

•
LIFO costs decreased $1.4 million to income of $0.8 million or 0.9% of net sales, compared with expense of $0.6 million or 0.8% of net sales in the comparable period of fiscal 2012. The reduction in LIFO expense is primarily driven by a reduction in inventory levels.

•
All other manufacturing costs increased 22.0% or $6.9 million to $38.3 million, or 45.6% of net sales, compared with $31.4 million, or 41.1 % of net sales, in the comparable period of fiscal 2012. Other manufacturing costs were affected by the following components of cost of goods sold:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Manufacturing expenditures	2013	2012
Labor and Benefits	$18.0	$16.3	$1.7
Inventory Revaluation	1.0	(0.5)	1.5
Utilities	3.6	3.5	0.1
Repairs, maintenance and supplies	3.6	3.3	0.3
Net Scrap	2.3	1.7	0.6
Depreciation	2.4	2.1	0.3
Rent	0.5	0.4	0.1
Tooling	2.0	1.7	0.3
The Forge Group's selling, general and administrative expenses in the nine months ended June 30, 2013 were $6.7 million, or 8.0% of net sales, compared with $6.8 million, or 8.8% of net sales, in the comparable period of fiscal 2012. Selling, general and administrative expenses, excluding amortization of intangible asset expenses, in the nine months ended June 30, 2013 increased 13.9% to $5.2 million, or 6.2% of net sales, compared with $4.6 million, or 6.0% of net sales, in the comparable period of fiscal 2012. This increase is due primarily to an increase in compensation and related benefit costs.
The Forge Group's operating income in the nine months ended June 30, 2013 increased 28.3% to $12.7 million, or 15.1% of net sales, compared with $9.9 million, or 13.0% of net sales, in the comparable period of fiscal 2012. The Forge Group's operating income in the nine months ended June 30, 2013, compared to the comparable period in fiscal 2012, was favorably impacted by increased product sales volumes that resulted in part from the acquisition of QAF, favorable material pricing, decreased LIFO reserve expenses, and decreased amortization of intangible assets. These were partially offset by higher other manufacturing costs and higher general and administrative compensation and benefit costs.
The Forge Group’s backlog as of June 30, 2013 was $103.9 million, of which $84.9 million was scheduled for delivery over the next twelve months, compared with $106.0 million as of September 30, 2012, of which $87.8 million was scheduled for delivery over the next twelve months. All orders are subject to modification or cancellation by the customer with limited charges. Delivery lead times for certain raw materials (e.g. aerospace grades of steel) have shortened due to increased supply and the Forge Group believes that such lead time changes may ultimately result in a change in the ordering pattern of some of its customers. The Forge Group believes that some customers may delay placing orders, which may result in a decrease, relative to comparable prior year periods, in the Forge Group’s backlog. Accordingly, such backlog decrease, to the extent it may occur, is not necessarily indicative of actual sales expected for any succeeding period.
Turbine Component Services and Repair (“Repair Group”)
The Repair Group's net sales in the nine months ended June 30, 2013 decreased 21.1% to $4.4 million, compared with $5.6 million in the comparable period of fiscal 2012. Sales consists principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines. The decrease in net sales in the first nine months of fiscal 2013 is attributable to a decrease in sales volume compared with the same period of fiscal 2012.

The Repair Group's gross profit in the nine months ended June 30, 2013 was a loss of $0.6 million or 12.5% of net sales, compared with a gross profit of $0.2 million, or 3.5% of net sales, in the comparable period of fiscal 2012. The decrease in gross profit is due primarily to the decrease in sales volume and the Repair Group's inability to cover its fixed cost.
The Repair Group's selling, general and administrative expenses in the nine months ended June 30, 2013 increased $0.1 million to $1.1 million, or 24.7% of net sales, compared with $1.0 million, or 18.5% of net sales, in the comparable period of fiscal 2012.
The Repair Group's operating loss in the nine months ended June 30, 2013 was $1.7 million, or 37.2% of net sales, compared to a loss of $0.9 million, or 15.0% of net sales, in the comparable period of fiscal 2012. The operating loss in the nine months ended June 30, 2013 was negatively impacted by the lower sales volumes in relation to the fixed portion of the Repair Group’s operating cost structure.
Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $4.0 million in the nine months ended June 30, 2013, compared with $2.7 million in the same period of fiscal 2012. This increase is primarily due to $0.8 million of non-recurring severance costs incurred in the nine months ended June 30, 2013. The remaining $0.5 million increase is due to an increase in other compensation and related benefit costs as well as recruiting costs.

Other/General
In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2013 and 2012:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2013	2012	2013	2012
Revolving credit agreement	1.2%	1.2%	$ 4.3 million	$ 12.0 million
Term note	2.9%	2.9%	$ 7.3 million	$ 9.3 million
Promissory note	2.0%	2.0%	$ 2.4 million	$ 2.3 million
Other income, net consists principally of $0.3 million of rental income earned from the lease of the Company's Cork, Ireland facility.
Income from Discontinued Operations, Net of Tax
Net income from discontinued operations, net of tax, increased to $2.4 million in the nine months ended June 30, 2013, compared with $0.9 million in the comparable period of fiscal 2012, primarily due to the after-tax gain of $2.3 million on the sale of the ASC Group during the first quarter of fiscal 2013.
Three Months Ended June 30, 2013 compared with Three Months Ended June 30, 2012
Net sales from continuing operations in the third quarter of fiscal 2013 increased 11.0% to $30.3 million, compared with $27.3 million in the comparable period of fiscal 2012. This was due to an increase of $3.0 million or 11.8% in the Forge Group's net sales.
Income from continuing operations in the third quarter of fiscal 2013 was $2.5 million, or 8.4% of net sales, compared with $2.1 million, or 7.7% of net sales in the comparable period of fiscal 2012. Net income in the third quarter of fiscal 2013 was $2.5 million, which was slightly higher than the $2.4 million in the comparable period of fiscal 2012.
SIFCO Forged Components ("Forge Group")
The Forge Group's net sales in the third quarter of fiscal 2013 increased 11.8% to $28.7 million, compared with $25.6 million in the comparable period of fiscal 2012.
Net sales comparative information for the third quarter of fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$13.6	$13.6	$—
Rotorcraft	8.7	7.0	1.7
Components for power generation units	4.9	3.9	1.0
Commercial product and other revenue	1.5	1.1	0.4
Total	$28.7	$25.6	$3.1
The increase in net sales of forged components for rotorcraft, components for power generation units, and commercial products and other revenue during the quarter ended June 30, 2013, compared with the comparable period of fiscal 2012, is due to higher sales volume .
The Forge Group's aerospace components have both military and commercial applications. Net sales of such components that solely have military applications were $10.5 million in the third quarter of fiscal 2013, compared with $8.8 million in the comparable period in fiscal 2012. Demand for additional military helicopters and related replacement components are the primary driver of such military demand.
The Forge Group's cost of goods sold in the third quarter of fiscal 2013 increased 8.5% or $1.6 million to $20.9 million, or 73.1% of net sales, compared with $19.3 million, or 75.3% of net sales, in the comparable period of fiscal 2012.
The change in cost of goods sold is due primarily to the following factors:

•
Material costs decreased 6.9% or $0.6 million to $8.7 million, or 30.2% of net sales, compared with $9.3 million, or 36.3% of net sales, in the comparable period of fiscal 2012. The improvement in material cost as a percent of net sales is due primarily to product mix and favorable material pricing in the third quarter of fiscal 2013, compared with the comparable period of fiscal 2012.

•
LIFO costs decreased $0.6 million to income of $0.4 million or 1.3% of net sales, compared with expense of $0.2 million or 0.8% of net sales in the comparable period of fiscal 2012. The reduction in LIFO expense is primarily driven by reduction in inventory levels.

•
All other manufacturing costs increased 29.3% or $2.9 million to $12.7 million, or 44.2% of net sales, compared with $9.8 million, or 38.2% of net sales, in the comparable period of fiscal 2012. Other manufacturing costs were affected by the following components of cost of goods sold:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Manufacturing expenditures	2013	2012
Labor and Benefits	$6.0	$5.5	$0.5
Inventory Revaluation	0.1	(0.1)	0.2
Utilities	1.2	1.0	0.2
Repairs, maintenance and supplies	1.2	1.1	0.1
Net Scrap	0.8	0.4	0.4
Depreciation	0.8	0.8	—
Rent	0.2	0.1	0.1
Tooling	0.8	0.5	0.3
The Forge Group's selling, general and administrative expenses in the third quarter of fiscal 2013 increased 3.1% to $2.3 million, or 7.9% of net sales, compared with $2.2 million, or 8.6% of net sales, in the comparable period of fiscal 2012. Selling, general and administrative expenses, excluding amortization of intangible asset, expenses in the quarter ended June 30, 2013 increased 19.2% to $1.8 million, or 6.2% of net sales, compared with $1.5 million, or 5.8% of net sales, in the comparable period of fiscal 2012. This increase is due primarily to an increase in compensation and related benefit costs.
The Forge Group's operating income in the third quarter of fiscal 2013 increased 31.9% to $5.5 million, or 19.0% of net sales, compared with $4.1 million, or 16.1% of net sales, in the comparable period of fiscal 2012. The Forge Group's operating income in the third quarter of fiscal 2013 compared to the comparable period in fiscal 2012, was favorably impacted by increased product sales volumes, favorable material pricing, decreased LIFO reserve expenses, and decreased amortization of intangible assets.

These were partially offset by higher other manufacturing costs and higher general and administrative compensation and benefit costs.
Turbine Component Services and Repair ("Repair Group")
The Repair Group's net sales in both the third quarter of fiscal 2013 and in the comparable period of fiscal 2012 were $1.6 million. Sales consists principally of component repair services (including precision component machining and industrial coatings) for small aerospace turbine engines.
The Repair Group's gross profit in the third quarter of fiscal 2013 was a loss of $0.2 million, or 11.5% of net sales, compared to a loss of $0.1 million, or 2.8% of net sales, in the comparable period of fiscal 2012. The decrease in gross profit is due primarily to an increase in certain manufacturing costs, primarily supplies, repairs, and outside consulting fees.
The Repair Group's selling, general and administrative expenses in the third quarter fiscal 2013 increased 7.9% to $0.4 million, or 23.3% of net sales, compared with $0.3 million, or 21.3% of net sales, in the comparable period of fiscal 2012.
The Repair Group's operating loss in the third quarter of fiscal 2013 was a loss of $0.6 million, or 34.8% of net sales, compared to a loss of $0.4 million, or 24.1% of net sales, in the comparable period of fiscal 2012. The operating loss in the third quarter of fiscal 2013 was negatively impacted by increases in other manufacturing costs and selling, general and administrative expenses compared to the comparable period of fiscal 2012.

Corporate Unallocated Expenses
Corporate unallocated expenses, consisting of corporate salaries and benefits, legal and professional and other expenses that are not related to and, therefore, not allocated to the business segments, were $1.3 million in the third quarter of fiscal 2013, compared with $.8 million in the same period of fiscal 2012. The $0.5 million increase is due to an increase in compensation and related benefit costs as well as recruiting costs.
Other/General
In connection with the October 2011 acquisition of the QAF business, the Company borrowed $12.4 million from its revolving credit agreement and $10.0 million on a term note, and issued a $2.4 million promissory note to the seller of the QAF business. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarters of both fiscal 2013 and 2012:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2013	2012	2013	2012
Revolving credit agreement	1.0%	1.3%	$ 2.5 million	$ 13.0 million
Term note	2.9%	2.9%	$ 6.8 million	$ 8.8 million
Promissory note	2.0%	2.0%	$ 2.4 million	$ 2.3 million
Other income, net consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility.
Income from Discontinued Operations, Net of Tax
Net income from discontinued operations, net of tax, was a loss of $0.1 million in the third quarter of fiscal 2013, compared with income of $0.3 million in the comparable period of fiscal 2012.
B. Liquidity and Capital Resources
Cash and cash equivalents decreased $2.6 million to $4.6 million at June 30, 2013 from $7.2 million at September 30, 2012. At June 30, 2013, essentially all of the $4.6 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.
The Company’s operating activities of continued operations provided $3.0 million of cash in the first nine months of fiscal 2013 compared with $4.0 million of cash provided by operating activities of continued operations in the first nine months of fiscal 2012. The cash provided by operating activities of continuing operations in the first nine months of fiscal 2013 was primarily due to net income of $7.3 million; and $3.6 million from the impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity based compensation expense and LIFO income. These items were offset by a $5.6 million increase in net operating assets, primarily consisting of a $1.8 million increase in accounts receivable; a $2.4 million increase in inventories; and a $1.8 million decrease in accounts payable. These changes were due to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers and tax authorities.
Capital expenditures were $2.8 million in the first nine months of fiscal 2013 compared with $1.7 million in the comparable fiscal 2012 period. Capital expenditures during the first nine months of fiscal 2013 consist of $1.9 million by the Forge Group, $0.3 million by the Repair Group and $0.6 million by Corporate, primarily related to the renovation of the Company’s corporate facilities. In addition to the $2.8 million expended during the first nine months of fiscal 2013, $0.4 million was committed as of June 30, 2013. The Company anticipates that total fiscal 2013 capital expenditures will be within the range of $3.5 to $4.5 million and will relate principally to the expansion of the Forge Group’s production capabilities.
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
The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller is non-interest bearing and is due in November 2013. The Company was in compliance with all applicable loan covenants as of June 30, 2013.
Future cash flows from the Company’s U.S. operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash/liquidity available to finance its U.S. operations from the combination of (i) the Company’s expected cash flows from the U.S. operations and (ii) funds available under its existing credit agreement.
As described more fully in Note 11 to the unaudited consolidated condensed financial statements, the Company completed the divestiture of its Applied Surface Concepts business segment in December 2012. The Company received net cash proceeds of approximately $8.1 million, net of certain transaction fees. These proceeds were used to pay down the Company’s revolving loan. In conjunction with this divestiture, the Company’s ASC Group non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from this dividend were used to pay down the Company’s revolving loan during the first quarter of fiscal 2013
C. Impact of Newly Issued Accounting Standards
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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, which would be expected to have a material effect on financial reporting.
Part II. Other Information
Item 6.(a) Exhibits
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
4.1
Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2
First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

4.3
Second Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated July 23, 2013, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 23, 2013 and incorporated herein by reference

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 8, 2013, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2013 and 2012, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at June 30, 2013 and September 30, 2012, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2013 and 2012, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 8, 2013	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)