Form 10-K
period 2013-09-30
SIFCO INDUSTRIES INC
filed 2013-11-27
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2013
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
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

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
large accelerated filer [ ] accelerated filer [ ] non-accelerated filer [ ] smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $61,438,754.

The number of the Registrant’s Common Shares outstanding at October 31, 2013 was 5,373,526.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 28, 2014 (Part III).

PART I

Item 1. Business

A.	The Company
SIFCO Industries, Inc. (“SIFCO” or “Company”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

The Company is engaged in the production and sale of a variety of metal working services and products produced primarily to the specific design requirements of its customers. The services include forging, heat-treating, coating welding, machining and selective plating. The products include forged components (both conventional and precision), machined forged parts, other machined metal components as well as turbine engine component repairs. The Company’s operations were conducted in three business segments during fiscal 2013: (i) SIFCO Forged Components, continuing into fiscal 2014; (ii) Turbine Component Services and Repair ("Repair Group"), discontinued in fiscal 2013; and (iii) Applied Surface Concepts ("ASC"), divested in fiscal 2013. Due to the divestiture and discontinuation of the two segments in fiscal 2013, management will evaluate the Company as a single reporting segment in the Aerospace and Energy ("A&E") industries.

B.	Principal Products and Services
1. SIFCO Forged Components

SIFCO Forged Components has multiple locations. SIFCO Forge ("SF") is located in Cleveland, Ohio; T&W Forge (“TWF”) is located in Alliance, Ohio; Quality Aluminum Forge (“QAF”) is located in Orange, California and Long Beach, California; and General Aluminum Forge (“GAF”) is located in Colorado Springs, Colorado. As discussed more fully in Note 11 to the consolidated financial statements included in Item 8, on July 23, 2013, the Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings), which business is operated in GAF’s Colorado Springs, Colorado facility. This portion of the Company’s business consists principally of the manufacture of aluminum forged components for applications primarily in the commercial aerospace market.

Operations
SIFCO Forged Components is a manufacturer of forgings and machined components for the A&E markets that range in size from approximately 2 to 1,200 pounds (depending on configuration and alloy), primarily in steel, stainless steel, titanium and aluminum. SIFCO Forged Components’ products include: original equipment manufacturer (“OEM”) and aftermarket components for aircraft and industrial gas turbine engines; structural airframe components; aircraft landing gear components; wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO Forged Components also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.

SIFCO Forged Components generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to this business. Suppliers of such materials are located principally in North America, Taiwan and Europe. SIFCO Forged Components generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO Forged Components believes that its sources are adequate for its business. SIFCO Forged Components various operations are AS 9100C and/or ISO 9001:2000 certified.

Industry
The performance of the domestic and international air transport industry and the energy industry, as well as government defense spending, directly and significantly impact the performance of SIFCO Forged Components.

•
SIFCO Forged Components supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. Demand for air travel from emerging economies and fleet expansion have led to a considerable backlog of orders in the global commercial aircraft industry. Rising oil prices also helped drive demand for more fuel-efficient aircraft, particularly the Boeing 737Max, Boeing 747-8, Boeing 787 and the Airbus A320neo.

•
SIFCO Forged Components also supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and ammunition. While military spending in the United States has been negatively impacted by sequestration, the demand for certain programs in which the Company participates remains strong.

•
SIFCO Forged Components supplies new and spare components to the energy industry, particularly the industrial gas turbine market. The industrial gas turbine market is projecting stable OEM growth and increased demand in the maintenance, repair and overhaul market. The market for gas turbines will benefit from the ongoing global shale gas boom. This is expected to lead to increased investment in natural gas plants for power generation, which will lead to expanded demand for gas turbines.

Competition
While there has been some consolidation in the forging industry, SIFCO Forged Components believes that there is limited opportunity to increase prices, other than for the pass-through of raw material price increases and valued added services. SIFCO Forged Components believes that it has an advantage in the primary markets it serves due to: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) offering a broad range of capabilities. SIFCO Forged Components competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO Forged Components. As customers establish new facilities throughout the world, SIFCO Forged Components will continue to encounter non-U.S. competition. SIFCO Forged Components believes it can expand its markets by (i) acquiring additional forging operations; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets in which the participants require similar technical competence and service as those in the A&E industries and who are willing to pay a premium for quality and service.

Customers
During fiscal 2013, SIFCO Forged Components had three customers, consisting of various business units of United Technologies Corporation, Textron, Inc. and General Electric Corporation, which accounted for 16%, 13% and 10%, respectively, of consolidated net sales. The net sales to these three customers, and to their direct subcontractors, accounted for 49% of consolidated net sales in fiscal 2013. SIFCO Forged Components believes that the loss of sales to such customers would result in a materially adverse impact on the business and its income. However, SIFCO Forged Components has maintained a business relationship with many of these customers for well over ten years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO Forged Components has generally been successful in replacing such reduced purchases, thereby avoiding a material adverse impact on SIFCO Forged Components. SIFCO Forged Components attempts to rely on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO Forged Components’ business is seasonal.

Backlog of Orders
SIFCO Forged Components’ backlog as of September 30, 2013 decreased to $99.9 million, of which $83.4 million is scheduled for delivery during fiscal 2014, compared to $106.0 million as of September 30, 2012, of which $87.8 million was scheduled for delivery during fiscal 2013. All orders are subject to modification or cancellation by the customer with limited charges. The decrease in the backlog as of September 30, 2013 compared to September 30, 2012 is primarily attributed to changes in customer ordering patterns due to shortened delivery lead times . Accordingly, such backlog decrease, to the extent it may occur, may not necessarily be indicative of a reduction in expected future sales.

2. Turbine Component Services and Repair

Turbine Component Services and Repair has a single operation in Minneapolis, Minnesota. This segment of the Company’s business consists principally of the repair and remanufacture of small turbine engine components principally for aerospace applications. As a part of the repair and remanufacture process, the business performs precision component machining and applies high temperature-resistant coatings to turbine engine components. In August 2013, the Company announced the exit of the Repair Group. The Repair Group's operations were discontinued as of September 30, 2013, as discussed more fully in Note 12 to the consolidated financial statements included in Item 8.

3. Applied Surface Concepts
Applied Surface Concepts provided surface enhancement technologies principally related to selective plating and anodizing. Principal product offerings included (i) the development, production and sale of metal plating solutions and equipment required for selective plating and (ii) providing selective plating contract services. ASC was divested from the Company on December 10, 2012, as discussed more fully in Note 12 to the consolidated financial statements included in Item 8.

4. General
For financial information concerning the Company, see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the consolidated financial statements included in Item 8.

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
The number of the Company’s employees decreased from approximately 565 at the beginning of fiscal 2013 to approximately 538 employees at the end of fiscal 2013. The Company is party to collective bargaining agreements with certain employees located at its SIFCO Forged Components’ Cleveland, Ohio (expires in May 2015) and Alliance, Ohio (expires in July 2017) facilities and at its Repair Group’s Minneapolis, Minnesota facility (expires in July 2014).

E.	Non-U.S. Operations
The Company’s products and services were distributed and performed in both U.S. and non-U.S. markets. The Company commenced its ASC operations in the United Kingdom and France as a result of an acquisition of a business in 1992 and in Sweden as a result of an acquisition of a business in 2006. Wholly-owned subsidiaries of its ASC operations operated the Company’s service and distribution facilities in the United Kingdom, France and Sweden prior to the divestiture of these operations as part of the Applied Surface Concepts segment in fiscal 2013. Further discussion about the divestiture is set forth in Note 12 to the consolidated financial statements included in Item 8.

As of September 30, 2013, essentially all of the Company’s cash and cash equivalents are in the possession of its non-operating Irish subsidiary and relate to undistributed earnings of the Irish subsidiary. Distributions from the Company’s non-operating Irish subsidiary to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2013 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
The Repair Group operates a single, owned facility in Minneapolis, Minnesota with a total of 59,000 square feet and is involved in the repair and remanufacture of principally small aerospace turbine engine components. As of September 30, 2013, the assets are classified as assets from discontinued operations.

•
SIFCO Forged Components operates in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) a leased 450,000 square foot facility located in Alliance, Ohio, (iii) leased facilities aggregating approximately 67,000 square feet located in Orange and Long Beach, California, and (iv) leased facilities aggregating approximately 18,000 square feet located in Colorado Springs, Colorado.

•
Prior to the divestiture in fiscal 2013, as more fully discussed in Note 12 to the consolidated financial statements included in Item 8, ASC was headquartered in an owned 34,000 square foot facility in Cleveland, Ohio. ASC leased space aggregating 52,000 square feet for sales offices and/or for its contract selective plating services in Norfolk, Virginia; Hartford, Connecticut; Houston, Texas; Paris, France; and Birmingham, England. ASC also operated in an owned 3,000 square foot facility in Rattvik, Sweden. As of September 30, 2013, ASC properties are no longer a part of the Company's property.

•
The Company owns a building located in Cork, Ireland (59,000 square feet) that is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold in June 2007.

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

	Years Ended September 30,
	2013		2012
	High	Low	High	Low
First Quarter	$17.17	$14.15	$19.93	$17.81
Second Quarter	19.20	14.47	22.43	18.54
Third Quarter	18.25	15.16	22.98	18.06
Fourth Quarter	20.00	16.08	23.75	18.20

Dividends and Shares Outstanding
The Company declared a cash dividend of $0.20 per Common Share in fiscal 2013. While the Company does not necessarily anticipate paying regular annual dividends, the Company will continue to evaluate the payment of such dividends annually based on its relative profitability and available resources. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2013, there were approximately 532 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

The Company and its subsidiaries engage in the production and sale of a variety of metalworking processes, services and products produced primarily to the specific design requirements of its customers. The processes and services include both conventional and precision forging, heat-treating, coating, welding, and precision component machining. The products include conventional and precision forged components, machined forged components, other machined metal components, and remanufactured component parts for turbine engines. As of the end of fiscal 2013, the Company operates under one business segment: SIFCO Forged Components.
The Company endeavors to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial; business and military aircraft as well as the engines that power such aircraft; (ii) the projected build rate for industrial gas turbine engines; (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft as well as the engines that power such aircraft; and (iv) anticipated exploration and production activities relative to oil and gas products.
The Company operates within a cost structure that includes a significant fixed component. Therefore, higher net sales volumes are expected to result in greater operating income because such higher volumes allow the business operations to better leverage the fixed component of their respective cost structures. Conversely, the opposite effect is expected to occur at lower net sales and related production volumes.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

(Dollars in thousands)
	Years Ended September 30,
	2013	2012
Net income	$10,234	$6,548
Less: Income (loss) from discontinued operations, net of tax	476	241
Income from continuing operations	9,758	6,307
Adjustments:
Depreciation and amortization expense	5,725	6,032
Interest expense, net	318	444
Income tax provision	4,088	2,861
EBITDA	19,889	15,644
Adjustments:
Foreign currency exchange (gain) loss, net (1)	23	(16)
Other income, net (2)	(421)	(575)
Loss (gain) on disposal of operating assets (3)	(89)	—
Inventory purchase accounting adjustments (4)	286	437
Non-recurring severance expense (5)	813	—
Equity compensation expense (6)	126	892
Pension settlement expense (7)	248	513
Acquisition transaction-related expenses (8)	197	407
LIFO expense (income) (9)	(1,560)	1,563
Adjusted EBITDA	$19,512	$18,865

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from our Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)
Represents severance expense related to the departure of an executive officer. Included in the $0.8 million is $0.2 million of equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(6)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(8)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services, costs, and executive travel that are required to be expenses as incurred.

(9)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

Overview
The Company is engaged in the production and sale of a variety of metal working services and products produced primarily to the specific design requirements of its customers. As discussed more fully in Note 12 to the consolidated financial statements included in Item 8, the Company divested the Applied Surface Concepts business segment and discontinued the Turbine Component Services and Repair business during fiscal 2013. As of September 30, 2013, the Company operates the Company under one reporting segment: SIFCO Forged Components. The Company is involved in the production of heat-treatment, surface-treatment, non-destructive testing, and machining of both conventional and precision forged components in various steel, stainless steel, titanium and aluminum alloys using a variety of processes for application principally in the A&E industries. As discussed more fully in Note 11 to the consolidated financial statements included in Item 8, the Company completed the purchase of the forging businesses and substantially all related operating assets of GAF and QAF on July 23, 2013 and October 28, 2011, respectively.

Fiscal Year 2013 Compared with Fiscal Year 2012

Net Sales
The Company's results for fiscal 2013 include the results of GAF from the date of its acquisition and the Company's results for fiscal 2012 include the results of QAF from the date of its acquisition. Net sales in fiscal 2013 increased 12.8% to $116.0 million, compared to $102.9 million in fiscal 2012. The Company produces forged components for (i) turbine engines that power commercial business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for fiscal 2013 and 2012, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$57.7	$52.9	$4.8
Rotorcraft	32.5	28.2	4.3
Components for power generation units	19.4	17.1	2.3
Commercial product sales and other revenue	6.4	4.7	1.7
Total	$116.0	$102.9	$13.1

The increase in net sales of forged components for fixed wing aircraft and rotorcraft during fiscal 2013 compared to fiscal 2012 is principally due to additional sales volume from its base business, the impact of the acquisition of GAF during the fourth quarter of fiscal 2013, along with the full year impact in fiscal 2013 of the acquisition of QAF during the first quarter of fiscal 2012. The increase in net sales of components for power generation units is due to organic growth and acquisition related synergies.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 52.4% and military net sales were 47.6% in fiscal 2013 compared to 50.2% and 49.8% in fiscal 2012, respectively. The increase in commercial net sales is attributable to higher concentration of commercial sales and the acquisition of QAF. Despite the effect of sequestration, military net sales increased $3.7 million to $55.2 million in fiscal 2013, compared to $51.5 million in fiscal 2012, due to the continued demand of selective programs.
Cost of Goods Sold
Cost of goods sold increased by $6.9 million, or 8.5%, to $88.0 million during fiscal 2013, compared to $81.1 million in fiscal 2012. The increase in the dollar amount of cost of goods sold in fiscal 2013 compared to fiscal 2012 was primarily due to organic sales growth and increased sales from acquisitions.
Gross Margin

Gross margin increased by $6.2 million, or 28.5%, to $28.0 million during fiscal 2013, compared to $21.8 million in fiscal 2012. Gross margin as a percentage of sales increased by 3.0 percentage points to 24.2% during fiscal 2013, compared to 21.2% in fiscal 2012. The improvement in gross margin as a percentage of sales in fiscal 2013 compared to fiscal 2012 was primarily due to enriched sales mix, lower material costs, and increased plant efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.4 million, to $12.3 million, or 10.6% of net sales, during fiscal 2013, compared to $9.9 million, or 9.6% of sales, in fiscal 2012. The increase in the dollar amount of selling, general and administrative expenses in fiscal 2013 compared to fiscal 2012 was primarily due to a non-recurring severance payment to a former executive, as well as increases in salary, bonus, and benefit costs. These higher expenses were partially offset by a decrease in equity-based compensation costs.

Amortization of Intangibles

Amortization of intangibles decreased by $0.8 million to $2.1 million during fiscal 2013, compared to $2.9 million in fiscal 2012. This was primarily due to certain intangibles associated with prior acquisitions becoming fully amortized during the year. This decrease was partially offset by the start of amortization on the intangibles related to the GAF acquisition.

Other/General

Interest expense decreased $0.1 million to $0.4 million during fiscal 2013, compared to $0.5 million in fiscal 2012. As described more fully in Note 5 to the consolidated financial statements, the Company borrowed $12.4 million from its revolving credit facility, $10.0 million on a term note, and issued a $2.4 million promissory note to the seller in connection with the October, 2011 acquisition of the QAF business.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the fiscal 2013 and 2012:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2013	2012	2013	2012
Revolving credit agreement	1.1%	1.3%	$ 4.0 million	$ 11.9 million
Term note	2.9%	2.9%	$ 7.2 million	$ 9.0 million
Promissory note	2.0%	2.0%	$ 2.4 million	$ 2.3 million

Other income, net consists principally of $0.4 million of rental income earned from the lease of the Cork, Ireland facility.

The Company believes that inflation did not materially affect its results of operations in either fiscal 2013 or 2012 and does not expect inflation to be a significant factor in fiscal 2014.

Income Taxes

The Company’s effective tax rate in fiscal 2013 was 30%, compared to 31% in fiscal 2012, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local taxes, (ii) domestic production activities deduction, (iii) application of tax credits, and (iv) the recognition of federal income taxes on undistributed earnings of non-U.S. subsidiaries.

Income from Continuing Operations

Income from continuing operations increased by $3.5 million, or 55.5%, to $9.8 million, or 8.4% of net sales, during fiscal 2013, compared to $6.3 million, or 6.1% of net sales, in fiscal 2012 due primarily to the factors noted above.

Income from Discontinued Operations

Income from discontinued operations, net of tax, was $0.5 million during fiscal 2013, compared to income from discontinued operations of $0.2 million in fiscal 2012. This line item consists of income from discontinued operations related to ASC and the Repair Group. The change is primarily due to the after-tax gain of $2.5 million on the sale of ASC during the first quarter of fiscal 2013, which was offset by an after-tax loss of $2.0 million due to the exiting of the Repair Group as of September 30, 2013, as more fully discussed in Item 8, Note 12 to the consolidated financial statements.

Net Income

Net income increased by $3.7 million, or 56.3%, to $10.2 million, or 8.8% of net sales, during fiscal 2013, compared to $6.5 million, or 6.4% of net sales, in fiscal 2012. Net income increased primarily due to the factors noted above.

B.        Liquidity and Capital Resources
Cash and cash equivalents decreased to $4.5 million at September 30, 2013, compared to $7.2 million at September 30, 2012. At September 30, 2013, essentially all of the $4.5 million of the Company’s cash and cash equivalents is in the possession of its non-operating Irish subsidiary. In the future, if the Company determines that there is no longer a need to maintain such cash within its non-operating Irish subsidiary, it may elect to distribute such cash to its U.S. operations. Distributions from the Company’s non-operating Irish subsidiary to the Company may be subject to adverse tax consequences.

The Company’s operating activities of continuing operations provided $7.8 million of cash in fiscal 2013 compared to $9.2 million in fiscal 2012. The $7.8 million of cash provided by operating activities of continuing operations in fiscal 2013 was primarily due to net income of $10.2 million and $5.3 million from the net impact of such non-cash items as depreciation and amortization expense, deferred taxes, equity compensation expense and LIFO effect. These were offset by a $7.2 million increase in operating assets. These changes in the components of working capital do not reflect the impact of the opening balance sheet related to the acquisition of GAF and QAF and were due primarily to factors resulting from normal business conditions of the Company, including (i) to support growth in the business, (ii) the relative timing of sales and collections from customers and (iii) the relative timing of payments to suppliers and tax authorities.

Capital expenditures for the Company were $3.4 million in fiscal 2013 compared to $2.9 million in fiscal 2012. In addition to the $3.4 million expended during fiscal 2013, $0.1 million has been committed as of September 30, 2013. The Company anticipates that total fiscal 2014 capital expenditures will be within the range of $12.0 to $13.0 million and will relate principally to the further enhancement of production and product offering capabilities.

In the fourth quarter of fiscal 2013, the Company declared a special cash dividend of $0.20 per common share, which will result in a cash expenditure of $1.1 million during first quarter of fiscal 2014.

As described more fully in Note 11 to the consolidated financial statements included in Item 8, the Company acquired GAF, a forging business, in July 2013 for approximately $4.4 million at closing payable in cash by drawing on its revolving credit facility. In October 2011, the Company acquired QAF, a forging business, for approximately $24.8 million at closing. The acquisition was financed by borrowing approximately $22.4 million from its bank, which borrowing consisted of a new $10.0 million term loan and drawing approximately $12.4 million from its revolving credit facility. The balance of the acquisition was financed by the Company issuing a $2.4 million promissory note to the seller, which is payable by the Company in November 2013.

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

The term loan has a variable interest rate based on Libor, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller of QAF is non-interest bearing and is due in November of 2013. The Company was in compliance with all applicable loan covenants as of September 30, 2013.

Future cash flows from the Company’s U.S. operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash/liquidity available to finance its U.S operations from the combination of (i) the Company’s expected cash flows from U.S. operations and (ii) funds available under its existing credit agreement.

As described more fully in Note 12 to the consolidated financial statements included in Item 8, the Company completed is divestiture of ASC segment in December 2012. The Company received cash proceeds of approximately $8.1 million, net of transaction fees. These proceeds were used to pay down the Company's revolving credit facility. In conjunction with this divestiture, the ASC segment non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from the dividend were used to pay down the Company's revolving credit facility during the first quarter of fiscal 2013.

C.         Off-Balance Sheet Arrangements

Other than an interest rate swap agreement that the Company entered into with its bank, as described more fully in Note 5 to the consolidated financial statements included in Item 8, the Company does not have any obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.
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
Inventories
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. The Company maintains a formal policy, which requires at a minimum that a reserve be established based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change, or based on cancellation of an order. Management’s judgment is necessary in determining the realizable value of these products to arrive at the proper allowance for obsolete and excess inventory.

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

E.         Impact of Newly Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance will be effective for the Company beginning October 1, 2014. The Company is currently evaluating the impact of adopting this guidance.
In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income”, which provides guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the income statement of amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SIFCO Industries, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended September 30, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule appearing under Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
November 27, 2013

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2013	2012
Net sales	$116,001	$102,900
Cost of goods sold	87,986	81,094
Gross margin	28,015	21,806
Selling, general and administrative expenses	12,262	9,906
Amortization of intangible assets	2,076	2,879
(Gain) on disposal of operating assets	(89)	—
Operating income	13,766	9,021
Interest income	(24)	(27)
Interest expense	342	471
Foreign currency exchange (gain) loss, net	23	(16)
Other income, net	(421)	(575)
Income from continuing operations before income tax provision	13,846	9,168
Income tax provision	4,088	2,861
Income from continuing operations	9,758	6,307
Income from discontinued operations, net of tax	476	241
Net income	$10,234	$6,548

Income per share from continuing operations
Basic	$1.82	$1.19
Diluted	$1.81	$1.18

Income per share from discontinued operations, net of tax
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Net income per share
Basic	$1.91	$1.23
Diluted	$1.90	$1.22

Weighted-average number of common shares (basic)	5,363	5,317
Weighted-average number of common shares (diluted)	5,401	5,380
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2013	2012
Net income	$10,234	$6,548
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(284)	204
Retirement plan liability adjustment	2,854	212
Interest rate swap agreement adjustment	31	(58)
Comprehensive income	$12,835	$6,906
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,508	$7,176
Receivables, net of allowance for doubtful accounts of $481 and $500, respectively	24,811	19,414
Inventories, net	18,340	16,587
Deferred income taxes	987	1,117
Prepaid expenses and other current assets	1,767	1,117
Current assets of business held for sale	—	3,914
Current assets of business from discontinued operations	2,059	2,581
Total current assets	52,472	51,906
Property, plant and equipment, net	29,632	28,495
Intangible assets, net	13,651	14,627
Goodwill	7,620	7,015
Other assets	1,240	694
Noncurrent assets of business held for sale	—	2,576
Noncurrent assets of business from discontinued operations	1,150	1,232
Total assets	$105,765	$106,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,392	$2,000
Accounts payable	6,773	8,864
Accrued liabilities	7,670	4,457
Current liabilities of business held for sale	—	1,171
Current liabilities of business from discontinued operations	1,086	239
Total current liabilities	19,921	16,731
Long-term debt, net of current maturities	7,381	19,683
Deferred income taxes	1,733	697
Other long-term liabilities	4,717	8,445
Noncurrent liabilities of business held for sale	—	847
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,407 at September 30, 2013 and 5,366 at September 30, 2012	5,407	5,366
Additional paid-in capital	7,599	7,523
Retained earnings	68,750	59,597
Accumulated other comprehensive loss	(9,743)	(12,344)
Total shareholders’ equity	72,013	60,142
Total liabilities and shareholders’ equity	$105,765	$106,545
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$10,234	$6,548
Income from discontinued operations, net of tax	(476)	(241)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	5,725	6,032
Gain on disposal of operating assets	(89)	—
LIFO expense (income)	(1,560)	1,563
Share transactions under employee stock plan	117	900
Deferred income taxes	1,165	(883)
Asset Impairment Charges	(72)	—
Changes in operating assets and liabilities:
Receivables	(4,752)	1,456
Inventories	980	(6,385)
Refundable income taxes	—	281
Prepaid expenses and other current assets	(636)	(674)
Other assets	(532)	406
Accounts payable	(2,475)	(454)
Accrued liabilities	969	729
Other long-term liabilities	(799)	(126)
Net cash provided by operating activities of continuing operations	7,799	9,152
Net cash provided by (used for) operating activities of discontinued operations	(438)	1,121
Cash flows from investing activities:
Acquisition of businesses	(4,387)	(24,886)
Proceeds from disposal of property, plant and equipment	164	—
Capital expenditures	(3,418)	(2,932)
Net cash used for investing activities of continuing operations	(7,641)	(27,818)
Net cash provided by investing activities of discontinued operations	8,642	—
Cash flows from financing activities:
Proceeds from term note	—	10,000
Repayments of term note	(2,000)	(2,000)
Proceeds from revolving credit agreement	52,386	59,671
Repayments of revolving credit agreement	(60,343)	(49,517)
Proceeds from other debt	—	2,302
Dividends paid	(1,073)	(1,060)
Net cash provided by (used for) financing activities of continuing operations	(11,030)	19,396
Increase (decrease) in cash and cash equivalents	(2,668)	1,851
Cash and cash equivalents at beginning of year	7,176	5,096
Effects of exchange rate changes on cash and cash equivalents	—	229
Cash and cash equivalents at end of year	$4,508	$7,176
Supplemental disclosure of cash flow information:
Cash paid for interest	$(301)	$(393)
Cash paid for income taxes, net	$(4,906)	$(2,996)
Non-cash financing transactions:
Dividends declared but not paid	$(1,081)	$(1,073)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Shares Held in Treasury	Total Shareholders’ Equity
Balance - September 30, 2011	$5,335	$7,032	$54,122	$(12,702)	$(378)	$53,409

Net income	—	—	6,548	—	—	6,548
Foreign currency translation adjustment	—	—	—	204	—	204
Retirement liability adjustment, net of tax	—	—	—	212	—	212
Interest rate swap agreement adjustment, net of tax	—	—	—	(58)	—	(58)
Dividend declared	—	—	(1,073)	—	—	(1,073)
Performance and restricted share expense	—	936	—	—	—	936
Share transactions under employee stock plans	31	(445)	—	—	378	(36)
Balance - September 30, 2012	$5,366	$7,523	$59,597	$(12,344)	$—	$60,142

Net income	—	—	10,234	—	—	10,234
Foreign currency translation adjustment	—	—	—	(284)	—	(284)
Retirement liability adjustment, net of tax	—	—	—	2,854	—	2,854
Interest rate swap agreement adjustment, net of tax	—	—	—	31	—	31
Dividend declared	—	—	(1,081)	—	—	(1,081)
Performance and restricted share expense	—	298	—	—	—	298
Share transactions under employee stock plans	41	(222)	—	—	—	(181)
Balance - September 30, 2013	$5,407	$7,599	$68,750	$(9,743)	$—	$72,013
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended September 30, 2013 and 2012
(Amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and Subsidiaries (the “Company”) is a manufacturer of forgings and machined components. The Company’s operations were conducted in three business segments during fiscal 2013: (i) SIFCO Forged Components , (ii) Turbine Component Services and Repair ("Repair Group"), discontinued in fiscal 2013, as discussed more fully in Note 12 and (iii) Applied Surface Concepts ("ASC"), divested in fiscal 2013, as discussed more fully in Note 12. Due to the divestiture and discontinuation of the two segments, the Company reports as one reporting segment as of September 30, 2013.

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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits at September 30, 2013.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $481 and $500 at September 30, 2013 and 2012, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2013 and 2012, $147 and $216, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $81 and $107 in fiscal 2013 and 2012, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2013, 39% of the Company’s consolidated net sales were from three of its largest customers who individually accounted for 16%, 13%, and 10% of consolidated net sales; and 60% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors who individually accounted for 21%, 16%, 13%, and 10%. In fiscal 2012, 44% of the Company’s consolidated net sales were from three major customers who individually accounted for 17%, 16%, and 11% of consolidated net sales; and 70% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors who individually accounted for 23%, 17%, 16%, and 14%. No other single customer or group represented greater than 10% of total net sales in fiscal 2013 and 2012, respectively. At September 30, 2013, two of the Company’s largest customers had outstanding net accounts receivable who individually accounted for 23% and 13%; and three of the largest customers and direct subcontractors had outstanding net accounts receivable who individually accounted for 24%, 14% and 11%. At September 30, 2012, two of the Company’s largest customers had outstanding net accounts receivable who individually accounted for 19% and 16%; and two of the largest customers and direct subcontractors had outstanding net accounts receivable who individually accounted for 26% and 18%. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2013.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 36% and 47% of the Company’s inventories at September 30, 2013 and 2012, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter, and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $1,394 and $1,192 at September 30, 2013 and 2012, respectively.

F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line and the double declining balance methods. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 50 years; (ii) machinery and equipment, including office and computer equipment - 3 to 30 years; (iii) software - 1 to 5 years (included in machinery and equipment); and (iv) leasehold improvements - 3 to 6 years (included in buildings).

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2013	2012
Property, plant and equipment :
Land	$469	$469
Buildings	10,910	9,986
Machinery and equipment	50,581	46,759
Total property, plant and equipment	61,960	57,214
Accumulated depreciation	32,328	28,719
Property, plant and equipment,	$29,632	$28,495

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment charges of $72 were recorded in fiscal 2013 related to certain machinery and equipment. The impairment is recorded in (gain) on disposal or impairment of operating assets in the accompanying statements of operations. The machinery and equipment was determined to be impaired; therefore, the carrying value of such assets was reduced to its net realizable value. Depreciation expense was $3,649 and $3,153 in 2013 and 2012, respectively.

The Company’s Irish subsidiary sold its operating business and retained ownership of its Cork, Ireland facility after the business was sold in June 2007. This property is subject to a lease arrangement with the acquirer of the business. At September 30, 2013, the carrying value of the property is $1,716 . Rental income of $413 and $433 was recognized in fiscal 2013 and 2012, and is recorded in other income on the consolidated statements of operations.

G. GOODWILL AND INTANGIBLE ASSETS
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The dilutive effect of the Company’s stock options, restricted shares and performance shares were as follows:

	September 30,
	2013	2012
Income from continuing operations	$9,758	$6,307
Income (loss) from discontinued operations, net of tax	476	241
Net income	$10,234	$6,548

Weighted-average common shares outstanding (basic)	5,363	5,317
Effect of dilutive securities:
Stock options	1	15
Restricted shares	12	6
Performance shares	25	42
Weighted-average common shares outstanding (diluted)	5,401	5,380
Net income per share – basic
Continuing operations	$1.82	$1.19
Discontinued operations	0.09	0.04
Net income	$1.91	$1.23
Net income per share – diluted:
Continuing operations	$1.81	$1.18
Discontinued operations	0.09	0.04
Net income	$1.90	$1.22
Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	47	144

I. REVENUE RECOGNITION
Revenue is generally recognized when products are shipped or services are provided to customers.

J. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income." The new guidance requires the presentation of the components of net income and other comprehensive income either in a single continuous financial statement, or in two separate but consecutive financial statements. The ASU eliminates the option to present other comprehensive income and its components as part of the statement of stockholders’ equity. This standard was effective for fiscal years beginning after December 15, 2011, including interim periods. The Company adopted this standard for the first quarter of fiscal 2013.

K. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which defines the presentation requirements of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements. The new guidance will be effective for the Company beginning October 1, 2014. The Company is currently evaluating the impact of adopting this guidance.
In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters”, which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning October 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income”, which provides guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects on the income statement of amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning October 1, 2013. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

M. DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At September 30, 2013 and 2012, the Company held an interest rate swap agreement with a notional amount of $6,000 and $8,000, respectively. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During fiscal 2013 and 2012, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

Historically, the Company has been able to mitigate the impact of foreign currency risk, to the extent it existed, by means of hedging such risk through the use of foreign currency exchange contracts, which typically expired within one year. However, such risk was mitigated only for the periods for which the Company had foreign currency exchange contracts in effect, and only to the extent of the U.S. dollar amounts of such contracts. At September 30, 2013 and 2012, the Company had no foreign currency exchange contracts outstanding.

N. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred. Research and development expense was nominal in both fiscal 2013 and 2012.

O. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2013	2012
Foreign currency translation adjustment, net of income tax benefit of $0 and $200, respectively	$(5,851)	$(5,566)
Net retirement plan liability adjustment, net of income tax benefit of $2,409 and $4,090, respectively	(3,866)	(6,720)
Interest rate swap agreement, net of income tax benefit of $16 and $35, respectively	(26)	(58)
Total accumulated other comprehensive loss	$(9,743)	$(12,344)

P. INCOME TAXES
The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s Irish subsidiary also files a tax return in Ireland. The Company's non-U.S. subsidiaries related to the divestiture of ASC also file tax returns in various jurisdictions, including the United Kingdom, France and Sweden. The Company has provided U.S. deferred income taxes on all cumulative earnings of non-U.S. subsidiaries.

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

The Company evaluates at each balance sheet date for uncertain tax positions taken. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company's policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.

The Company maintains a valuation allowance against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are included in the income tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s consolidated financial statements.

Q. RECLASSIFICATIONS
Certain amounts in prior years may have been reclassified to conform to the 2013 consolidated financial statement presentation.

2.Inventories

Inventories at September 30 consist of:

	2013	2012
Raw materials and supplies	$5,906	$3,662
Work-in-process	7,049	8,861
Finished goods	5,385	4,064
Total inventories	$18,340	$16,587

If the FIFO method had been used for the entire Company, inventories would have been $7,977 and $9,537 higher than reported at September 30, 2013 and 2012, respectively. LIFO income was $1,560 in fiscal 2013 and LIFO expense was $1,563 in fiscal 2012.

During fiscal 2013, a reduction in total inventory resulted in a liquidation of LIFO inventory quantities valued at the lower costs of prior years. The LIFO liquidation decreased cost of goods sold in fiscal 2013 by approximately $1,300.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$2,000	$446	$1,554
Non-compete agreement	5 years	1,600	668	932
Below market lease	5 years	900	505	395
Customer relationships	10 years	13,800	3,111	10,689
Order backlog	1 year	2,200	2,119	81
Transition services agreement	< 1 year	23	23	—
Total intangible assets		$20,523	$6,872	$13,651

September 30, 2012
Intangible assets:
Trade name	10 years	$1,900	$254	$1,646
Non-compete agreement	5 years	1,500	364	1,136
Below market lease	5 years	900	325	575
Customer relationships	10 years	13,000	1,796	11,204
Order backlog	1 year	2,100	2,034	66
Transition services agreement	< 1 year	23	23	—
Total intangible assets		$19,423	$4,796	$14,627

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Included in the intangible assets at September 30, 2013 are assets acquired in connection with the purchase of substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings) on July 23, 2013, as discussed more fully in Note 11. These acquired intangible assets consist of:

	Estimated Useful Life	Original Cost
Intangible assets:
Trade name	10 years	$100
Non-compete agreement	5 years	100
Customer relationships	10 years	800
Order backlog	1 year	100
Total intangible assets		$1,100

The amortization expense on identifiable intangible assets for fiscal 2013 and 2012 was $2,076 and $2,879 respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2014	$2,163
Fiscal year 2015	2,080
Fiscal year 2016	1,854
Fiscal year 2017	1,617
Fiscal year 2018	1,600

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. During fiscal 2013 and 2012, the Company performed a quantitative assessment of goodwill for impairment. The impairment test consisted of a comparison between the fair value of the indefinite lived intangible assets, as determined by projected undiscounted cash flows from future operations, and the carrying values. The Company concluded that no impairment exists as of September 30, 2013 and 2012. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2011	$3,493
Goodwill acquired during the year	3,522
Balance at September 30, 2012	$7,015

Balance at September 30, 2012	$7,015
Goodwill acquired during the year	605
Balance at September 30, 2013	$7,620

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2013	2012
Accrued employee compensation and benefits	$3,156	$1,214
Accrued workers’ compensation	753	663
Accrued dividends	1,081	1,073
Deferred Revenues	1,296	340
Other accrued liabilities	1,384	1,167
Total accrued liabilities	$7,670	$4,457

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

5.    Long-Term Debt
Long-term debt at September 30 consists of:

	2013	2012
Revolving credit agreement	$3,381	$11,338
Term loan	6,000	8,000
Promissory Note	2,392	2,345
	11,773	21,683
Less – current maturities	4,392	2,000
Total long-term debt	$7,381	$19,683
In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank to increase the maximum borrowing amount from $30,000 to $40,000, of which $10,000 is a five (5) year term loan and $30,000 is a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan is repayable in quarterly installments of $500 starting December 1, 2011.
The term loan has a Libor-based variable interest rate that was 2.2% at September 30, 2013 and which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to Libor plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At September 30, 2013 the interest rate was 1.00%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of September 30, 2013, and 2012.
In connection with the acquisition of the Quality Aluminum Forge business (“QAF”), as discussed more fully in Note 11, the Company issued a $2,400 non-interest bearing promissory note to the seller, which note is payable by the Company in November 2013. The imputed interest rate used to discount the note was 2% per annum.

6.     Income Taxes

The components of income from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2013	2012
U.S	$13,671	$8,855
Non-U.S	175	313
Income before income tax provision	$13,846	$9,168
The income tax provision from continuing operations consists of the following:

	Years Ended September 30,
	2013	2012
Current income tax provision:
U.S. federal	$4,055	$2,617
U.S. state and local	489	514
Non-U.S	111	70
Total current tax provision	4,655	3,201
Deferred income tax provision (benefit):
U.S. federal	(540)	(324)
U.S. state and local	(27)	(16)
Non-U.S	—	—
Total deferred tax provision (benefit)	(567)	(340)
Income tax provision	$4,088	$2,861

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The income tax provision differs from amounts currently payable or refundable due to certain items reported for financial statement purposes in periods that differ from those in which they are reported for tax purposes. The income tax provision from continuing operations in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2013	2012
Income before income tax provision	$13,846	$9,168
Less-U.S. state and local income tax provision	489	514
Income before U.S. and non-U.S. federal income tax provision	$13,357	$8,654
Income tax provision at U.S. federal statutory rates	$4,675	$2,942
Tax effect of:
Permanent items	(436)	(213)
Undistributed earnings of non-U.S. subsidiaries	(60)	(185)
State and local income taxes	453	498
Federal tax credits	(766)	(272)
Change in valuation allowance	139	127
Other	83	(36)
Income tax provision	$4,088	$2,861

Deferred tax assets and liabilities at September 30 consist of the following:

	2013	2012
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$592	$592
Employee benefits	1,755	3,219
Inventory reserves	521	412
Asset impairment reserve	27	288
Allowance for doubtful accounts	143	122
Foreign tax credits to undistributed earnings	1,932	1,841
Foreign tax credits	464	—
Other	64	43
Total deferred tax assets	5,498	6,517
Deferred tax liabilities:
Depreciation	(2,524)	(2,540)
Unremitted foreign earnings	(3,002)	(2,970)
Other	—	(8)
Total deferred tax liabilities	(5,526)	(5,518)
Net deferred tax assets (liabilities)	(28)	999
Valuation allowance	(718)	(579)
Net deferred tax assets (liabilities)	$(746)	$420
At September 30, 2013, the Company has a non-U.S. tax loss carryforward of approximately $5,458, which relates to the Company’s Irish subsidiary that ceased operations in 2007. A valuation allowance has been recorded against the deferred tax asset related to this non-U.S. tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumed operations. The non-U.S. tax loss carryforward does not expire.
The Company recognized a $139 increase in the valuation allowance against its net deferred tax assets in fiscal years 2013 and a $127 increase in the valuation allowance against its net deferred tax assets in fiscal 2012.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The Company reported liabilities for uncertain tax positions, which includes any related interest and penalties, in fiscal 2013 and 2012 of $177 and $120, respectively. During fiscal 2013, the Company recognized a nominal amount for interest and no amount for penalties. Based on the statute of limitations for specific jurisdictions, the related unrecognized tax benefit for positions previously taken may change in the next 12 months by decreasing by approximately $22, which would be recorded through income tax expense. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2013	2012
Balance at beginning of year	$120	$96
Increase due to tax positions taken in current year	57	55
Increase due to tax positions taken in prior years	—	1
Lapse of statute of limitations	—	(32)
Balance at end of year	$177	$120
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

7.     Retirement Benefit Plans

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

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2013	2012
Service cost	$288	$266
Interest cost	851	988
Expected return on plan assets	(1,485)	(1,413)
Amortization of prior service cost	8	47
Amortization of net loss	917	861
Settlement cost	299	513
Curtailment cost	252	—
Net pension expense for defined benefit plan	$1,130	$1,262

As more fully discussed in Note 12, the Company is exiting the Repair Group. At September 30, 2013, the Repair Group incurred $252 of curtailment cost due to the discontinuation of the Repair Group.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2013	2012
Benefit obligations:
Benefit obligations at beginning of year	$26,306	$24,030
Service cost	288	266
Interest cost	851	988
Actuarial loss (gain)	(2,624)	2,659
Benefits paid	(1,454)	(1,637)
Early retirement expense	229	—
Benefit obligations at end of year	$23,596	$26,306
Plan assets:
Plan assets at beginning of year	$18,949	$16,642
Actual return on plan assets	2,154	2,929
Employer contributions	786	1,015
Benefits paid	(1,454)	(1,637)
Plan assets at end of year	$20,435	$18,949

	Plans in which Assets Exceed Benefit Obligations at September 30,		Plans in which Benefit Obligations Exceed Assets at September 30,
	2013	2012	2013	2012
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$1,086	$520	$(4,246)	$(7,877)
Amounts recognized in accumulated other comprehensive loss:
Net loss	297	872	5,972	9,907
Prior service cost	—	—	—	31
Net amount recognized in the consolidated balance sheets	$1,383	$1,392	$1,726	$2,061
Amounts recognized in the consolidated balance sheets are:
Other assets	$1,086	$520	$(46)	$—
Other long-term liabilities	—	—	(4,200)	(7,877)
Accumulated other comprehensive loss – pretax	297	872	5,972	9,938
Net amount recognized in the consolidated balance sheets	$1,383	$1,392	$1,726	$2,061

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2014 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$595
Prior service cost	—	—
Total	$—	$595

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2013	2012
Discount rate for liabilities	4.4%	3.6%
Discount rate for expenses	3.4%	4.2%
Expected return on assets	8.1%	8.1%

The Company classifies and discloses pension plan assets in one of the following three categories: (i) Level 1 - quoted market prices in active markets for identical assets; (ii) Level 2 - observable market based inputs or unobservable inputs that are corroborated by market data; or (iii) Level 3 - unobservable inputs that are not corroborated by market data. Level 1 and Level 2 assets are valued using market based inputs. Level 3 asset values are determined by the trustees using a discounted cash flow model. The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2013 and 2012:

September 30, 2013	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$518	$—	$518	$—
Large blend	9,632	—	9,632	—
Large growth	496	—	496	—
Mid blend	233	—	233	—
Small blend	245	—	245	—
Non-U.S equity securities:
Foreign large blend	1,617	—	1,617	—
Diversified emerging markets	31	—	31	—
U.S. debt securities:
Inflation protected bond	521	—	521	—
Intermediate term bond	6,231	—	4,232	1,999
High inflation bond	310	—	310	—
Non-U.S. debt securities:
Emerging markets bonds	102	—	102	—
Stable value:
Short-term bonds	499	—	499	—
Total plan assets at fair value	$20,435	$—	$18,436	$1,999

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

September 30, 2012	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$288	$—	$288	$—
Large blend	8,592	—	8,592	—
Large growth	640	—	640	—
Mid blend	19	—	19	—
Small blend	4	—	4	—
Non-U.S equity securities:
Foreign large blend	1,295	—	1,295	—
Diversified emerging markets	70	—	70	—
U.S. debt securities:
Inflation protected bond	952	—	952	—
Intermediate term bond	6,412	—	4,319	2,093
High inflation bond	299	—	299	—
Non-U.S. debt securities:
Emerging markets bonds	239	—	239	—
Stable value:
Short-term bonds	139		139	—
Total plan assets at fair value	$18,949	$—	$16,856	$2,093

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2013 and 2012 were as follows:

	2013	2012
Balance at beginning of year	$2,093	$2,093
Actual return on plan assets	2	118
Purchases and sales of plan assets, net	(96)	(118)
Balance at end of year	$1,999	$2,093

Investment objectives relative to the assets of the Company’s defined benefit pension plans are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk; (ii) maintain an appropriate diversification across asset categories and among investment managers; and (iii) maintain a careful monitoring of the risk level within each asset category. Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset category in relation to the anticipated timing of future plan benefit payment obligations. The Company has a long-term objective for the allocation of plan assets. However, the Company realizes that actual allocations at any point in time will likely vary from this objective due principally to (i) the impact of market conditions on plan asset values and (ii) required cash contributions to and distribution from the plans. The “Asset Allocation Range” anticipates these potential scenarios and provides flexibility for the Plan’s investments to vary around the objective without triggering a reallocation of the assets, as noted by the following:

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2013	2012
U.S. equities	54%	50%	30% to 70%
Non-U.S. equities	8%	7%	0% to 20%
U.S. debt securities	35%	41%	20% to 70%
Non-U.S. debt securities	1%	1%	0% to 10%
Other securities	2%	1%	0% to 60%
Total	100%	100%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

The Company expects to make contributions of approximately $546 to its defined benefit pension plans during fiscal 2014. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2014. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2014	$1,378
2015	1,281
2016	1,248
2017	1,714
2018	1,826
2019-2023	7,988

Multi-Employer Plans
The Company contributes to two (2) U.S. multi-employer retirement plans for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2013	2012		2013	2012
Fund ¹	Green	Green	No	$50	$52	No	5/31/2015
Fund ²	Yellow	Yellow	Implemented	$213	$205	Yes	7/31/2017

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
² The fund is the Boilermaker-Blacksmith National Pension Trust – EIN 48-6168020 / Plan number 1. Refer to Note 13 for further discussion related to this multi-employer plan.

The plans’ year-end to which the zone status relates is December 31, 2012 and 2011.

The risks of participating in the multi-employer retirement plan are different from a single-employer plan in that i) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers; ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and iii) if the Company chooses to stop participating in the multi-employer retirement plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan, referred to as a withdrawal liability.

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%)of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in 2013 and 2012 was $504 and $429, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in 2013 and 2012 was $253 and $54, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

8. Stock-Based Compensation
In previous periods, the Company awarded stock options under two shareholder approved plans. No further options may be granted under either of the two plans. The option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of September 30, 2013 and 2012.

As of September 30, 2013 and 2012, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in fiscal years 2013 and 2012. There is one outstanding and exercisable option as of September 30, 2013, which has a weighted average remaining term of 1.7 years, and an intrinsic value of $15.

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

With respect to such performance shares, compensation expense is being accrued at (i) approximately 65% of the target levels for recipients of the performance shares awarded during fiscal 2013; (ii) approximately 0% of the target levels for recipients of the performance shares awarded during fiscal 2012; and (iii) approximately 33% of the target levels for recipients of the performance shares awarded during fiscal 2011. During each future reporting period, such expense may be subject to adjustment based upon the Company’s financial performance, which impacts the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.

During fiscal 2013 and 2012, the Company has awarded restricted shares to certain of its directors. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) to three (3) years.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2013 there are approximately 355 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation expense under the 2007 Plan was $280 and $892 during fiscal 2013 and 2012, respectively. The Company recognized income tax benefits of $18 and $59 in fiscal 2013 and 2012, respectively, as a result of issuing common shares that were earned under the 2007 Plan. As of September 30, 2013, there was $584 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following is a summary of activity related to performance shares:

	2013		2012
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	158	$18.30	135	$13.25
Restricted shares awarded	12	15.50	27	22.08
Restricted shares earned	(5)	22.00	(11)	16.30
Performance shares awarded	60	15.98	59	19.53
Performance shares earned	(33)	16.05	(9)	5.99
Awards forfeited	(38)	17.00	(43)	9.73
Outstanding at end of year	154	$17.85	158	$18.30

9. Commitments and Contingencies
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

The Company leases various facilities and equipment under operating leases expiring through 2018. The Company recorded rent expense of $752 and $537 in fiscal 2013 and 2012, respectively. At September 30, 2013, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Operating Leases
2014	$797
2015	667
2016	561
2017	429
Thereafter	283
Total minimum lease payments	$2,737

10. Business Segment
As discussed more fully in Note 12, on December 10, 2012, the Company divested ASC, a provider of specialized selective plating processes and services used to apply metal coatings to a selective area of a component, and the Company discontinued operations of the Repair Group, a repairer and remanufacturer of small aerospace and industrial turbine engine components as of September 30, 2013. As of September 30, 2013, the Company identifies itself as one reportable segment, SIFCO Forged Components, which is a manufacturer of forgings and machined components for the Aerospace & Energy ("A&E) markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 79% and 81% of consolidated net sales in fiscal 2013 and 2012, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2013 and 2012. Net sales to unaffiliated customers located in various European countries accounted for 4% and 9% of consolidated net sales in fiscal 2013 and 2012, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 7% and 6% of consolidated net sales in fiscal 2013 and 2012, respectively.

Substantially all of the Company's operations and identifiable assets are located located within the United States. Identifiable assets for the Company's non-operating Irish subsidiary consist of cash and the Company's Cork, Ireland facility.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

11. Business Acquisition

On July 23, 2013, SIFCO Industries, Inc. completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings). The forging business is operated in General Aluminum Forgings, LLC ("GAF") Colorado Springs, Colorado facility, which is leased. The purchase price for the forging business and related operating assets and liabilities was approximately $4,400 payable in cash, which includes a purchase price adjustment of $123 received in the fourth quarter of fiscal 2013 related to certain adjustments principally to the final working capital level and/or indemnification holdback provisions under the purchase agreement. The Company recorded net sales of $1,100 and net operating loss of $216 from the date of acquisition through September 30, 2013.

The GAF purchase transaction is accounted for under the purchase method of accounting. The Company has substantially completed the purchase accounting related to the GAF acquisition. The fair values of assets acquired and liabilities assumed, as initially reported, were based upon appraisals, other studies and additional information available at the time of the acquisition of GAF. The Company believes that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and assumed, such excess was allocated to goodwill. The following table summarizes the Company's purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

July 23, 2013
Assets acquired:
Accounts receivable	$645
Inventory	1,173
Property and equipment	1,369
Intangible assets	1,100
Goodwill	605
Other	27
4,919
Liabilities assumed:
Accounts payable and accrued liabilities	532
Total purchase price	$4,387

On October 28, 2011, through its wholly-owned subsidiary, Forge Acquisition, LLC – now known as QAF, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge, Inc.). The forging business is operated in QAF’s Orange and Long Beach, California facilities, all of which are leased. The purchase price for the forging business and related operating assets was approximately $24,900 payable in cash, which includes a purchase price adjustment of $165 paid in the third quarter of fiscal 2012 for certain adjustments related principally to the final working capital level and/or indemnification holdback provisions under the purchase agreement. In addition, the Company has assumed certain current operating liabilities of the forging business. The Company recorded net sales of $19,200 and net operating income of $1,427 from the date of acquisition through September 30, 2012.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The QAF purchase transaction was accounted for under the purchase method of accounting. The allocation of the purchase price, including amounts attributable to goodwill and intangible assets, is as follows:

October 28, 2011
Assets acquired:
Accounts receivable	$3,703
Inventory	3,961
Property and equipment	4,965
Intangible assets	9,000
Goodwill	3,522
Other	153
25,304
Liabilities assumed:
Accounts payable and accrued liabilities	418
Total purchase price	$24,886

The results of operations of GAF and QAF from their respective dates of acquisition are included in the Company’s consolidated statements of operations. The following unaudited pro forma information presents a summary of the results of operations for the Company including GAF and QAF as if the acquisitions had occurred on October 1, 2012 and 2011, respectively:

	Years Ended September 30,
	2013	2012
Net sales	$120,439	$109,560
Net income	10,349	6,528
Net income per share (basic)	1.93	1.23
Net income per share (diluted)	1.92	1.21

12. Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company's strategy to focus on the A&E market, the Company decided in the fourth quarter of fiscal 2013 to exit the Repair Group. The results of operations and cash flows from the Repair Group have been classified as discontinued operations for all periods presented. The Repair Group continued to manufacture the last remaining orders in order to complete the wind down of the business. The Company expects the wind down to be completed by the end of December 2013 and may retain the net working capital, the facility and certain assets. The net cash inflows expected to be received by the Company in fiscal 2014 is approximately $725.
As a result of the decision to exit the Repair Group, the assets and liabilities of the Repair Group have been classified as assets and liabilities from discontinued operations at September 30, 2013 and 2012.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The assets and liabilities were comprised of the following:

	September 30,
	2013	2012
Assets:
Receivables, net	$1,067	$1,365
Inventories, net	660	881
Deferred income taxes	317	329
Prepaid expenses and other current assets	15	6
Total current assets of business from discontinued operations	$2,059	$2,581
Property, plant and equipment, net	$1,118	$1,232
Non-current deferred tax assets	32	—
Total noncurrent assets of business from discontinued operations	$1,150	$1,232
Liabilities:
Accounts payable	$278	$120
Accrued liabilities	808	119
Total current liabilities of business from discontinued operations	$1,086	$239
As of September 30, 2013, certain assets are recorded at the lower of carrying value or fair value. The Company recognized within the Repair Group an impairment charge of $354 to write-down assets to their estimated fair value.
The financial results of Repair Group included in discontinued operations were as follows:

	September 30,
	2013	2012
Net sales	$5,964	$7,184
Loss before income tax provision	(3,104)	(1,142)
Income tax provision (benefit)	(1,061)	(435)
Income (loss) from discontinued operations, net of tax	$(2,043)	$(707)

As the Company exits the Repair Group, the company expects to recognize $959 in workforce reduction costs of which $685 was incurred at September 30, 2013 and $6 was paid in fiscal 2013. The Company expects to recognize the remaining $274 of cost in 2014 related to the exit of the Repair Group.
On December 10, 2012, the Company completed the divestiture of its ASC business segment. The Company received cash proceeds, net of certain transaction fees, of approximately $8,100 for this business and $980 was placed in escrow, pending expiration in June 2014 of indemnification holdback provisions under the sale agreement. The ASC business included its U.S. operations, headquartered in Cleveland, Ohio, and three European operations located in France, Sweden and the United Kingdom. ASC business developed, manufactured and sold selective plating products and provided contract services for low volume repair, refurbishment and OEM applications. The transaction resulted in a pre-tax gain of $3,980 in fiscal 2013. The results of operations and cash flows from ASC have been classified as discontinued operations for all periods presented.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at September 30, 2012.

Assets:
Receivables, net	$2,574
Inventories, net	1,224
Deferred income taxes	16
Prepaid expenses and other current assets	100
Total current assets of business held for sale	$3,914
Property, plant and equipment, net	$2,533
Other assets	43
Total noncurrent assets of business held for sale	$2,576
Liabilities:
Current maturities of long-term debt	$2
Accounts payable	546
Accrued liabilities	623
Total current liabilities of business held for sale	$1,171
Deferred income taxes	$846
Other long-term liabilities	1
Total noncurrent liabilities of business held for sale	$847
The financial results of ASC Group included in discontinued operations were as follows:

	September 30,
	2013	2012
Net sales	$2,727	$15,022
Income before income tax provision	180	1,375
Income tax provision (benefit)	(11)	427
Income (loss) from operations, net of tax	191	948
Gain (loss) on sale of discontinued operations, net of tax	2,328	—
Income (loss) from discontinued operations, net of tax	$2,519	$948

13. Subsequent Events

Effective October 23, 2013, the collective bargaining agreement for the union employees at the T&W forging facility that had expired on July 31, 2013 was signed. As part of the agreement, the Company has decided to withdraw from its participation in its multi-employer plan the Boilermaker-Blacksmith National Pension Trust (the "Plan") on December 31, 2013. The Company has been advised by the Plan's representative that the Company's estimated contribution at the withdrawal date will not be a significant amount. See Note 7 for information on the Company's participation in this plan.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2013 and 2012
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2013
Deducted from asset accounts
Allowance for doubtful accounts	$500	$81	$47	$(147)	(a)	$481
Inventory obsolescence reserve	1,192	520	(318)	—	(b)	1,394
Inventory LIFO reserve	9,537	(1,560)	—	—		7,977
Asset impairment reserve	757	72	—	(757)	(c)	72
Deferred tax valuation allowance	579	139	—	—		718
Accrual for estimated liability
Workers’ compensation reserve	663	82	—	(1)	(d)	744

Year Ended September 30, 2012
Deducted from asset accounts
Allowance for doubtful accounts	$502	$107	$107	$(216)	(a)	$500
Inventory obsolescence reserve	968	(136)	365	(5)	(b)	1,192
Inventory LIFO reserve	7,974	1,563	—	—		9,537
Asset impairment reserve	757	—	—	—	(c)	757
Deferred tax valuation allowance	452	127	—	—		579
Accrual for estimated liability
Workers’ compensation reserve	655	173	(6)	(159)	(d)	663

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Equipment sold or otherwise disposed

(d)	Payment of workers’ compensation claims

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision of the Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013 based on (i) the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework” and “Internal Control over Financial Reporting – Guidance for Smaller Public Companies” and (ii) The U.S. Securities and Exchange Commission (“SEC”) Guidance Regarding Management’s Report on Internal Control Over Financial Reporting. Based on that evaluation, management has concluded that the Company did maintain effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting and other Remediation
During fiscal 2013, the following occurred:

•
Management's assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of General Aluminum Forge which was acquired during fiscal year 2013. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of the acquisition.

There was no significant change in our internal control over financial reporting that occurred during the fourth fiscal quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Title and Business Experience
Jeffrey P. Gotschall	65
Chairman of the Board since 2001; director of the Company since 1986; Chief Executive Officer from 1990 to August 2009; President from 1989 to 2002; Chief Operating Officer from 1986 to 1990; Executive Vice President from 1986 to 1989; and from 1985 to 1989, President of SIFCO Turbine Component Services.

Michael S. Lipscomb	66
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

James P. Woidke	50
Executive Vice-President and Chief Operating Officer since March 2010. Prior to the assumption of his current role, Mr. Woidke served as General Manager of SIFCO’s Forged Components Group since March, 2006. Prior to joining the Company, Mr. Woidke was the Director of Engineering and Quality as well as Business Unit Manager for Anchor Manufacturing Group from 2003 to 2006. From 1993 to 2003, Mr. Woidke held a number of different positions with Lake Erie Screw Corporation, last serving as Director of Manufacturing Operations.

Catherine M. Kramer	39
Vice President, Finance and Chief Financial Officer since January 2013. Prior to the assumption of her current role, Ms. Kramer served as Director of Financial Planning & Analysis of the Company. Prior to joining the Company, Ms. Kramer was Managing Director at Greenstar Capital, LLC from 2009 to 2012 and Vice President of Strategic Planning from 2007 to 2009. Ms. Kramer was Vice President of Corporate Strategic Planning from 2005 to 2007 and Manager of Finance from 2001 to 2005 at Argo-Tech Corporation.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2013.

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
The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2013.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
1995 Stock Option Plan (1)	1,000	$3.74	—
2007 Long-term Incentive Plan (2)	153,921	N/A	355,515
Total	154,921	$3.74	355,515

(1)
Under the 1995 Stock Option Plan, no further options may be granted. During fiscal 2013, no options granted under the 1995 Stock Option Plan were exercised. These securities are to be issued upon exercise of outstanding options.

(2)
Under the 2007 Long-term Incentive Plan, the aggregate number of common shares that are available to be granted is 600,000 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8 to the Consolidated Financial Statements. These securities are issued upon meeting performance objectives.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2013.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2013.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2013 and 2012
Consolidated Balance Sheets—September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2013 and 2012
Notes to Consolidated Financial Statements—September 30, 2013 and 2012

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

4.1
Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010 filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2
First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011 filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

4.3
Second Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated July 23, 2013, filed as Exhibit 4.3 to the Company's Form 8-K dated July 23, 2013 and incorporated herein by reference

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

10.3	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.4
Interim Chief Executive Officer Agreement, dated as of August 31, 2009, by and among SIFCO Industries, Inc., Aviation Component Solutions and Michael S. Lipscomb filed as Exhibit 10.14 of the Company’s Form 10-K dated September 30, 2009, and incorporated herein by reference

10.5
Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.6
Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.7
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.8
Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011 filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

Exhibit No.	Description

10.9	Separation Agreement between the Company and Frank Cappello, dated December 31, 2012, filed as Exhibit 10.1 to the Company's From 8-K dated January 3, 2013, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2013 filed with the SEC on November 27, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013 and 2012, (iii) Consolidated Balance Sheets at September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2013 and 2012, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: November 27, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 27, 2013 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)
Director

/s/ Alayne L. Reitman	/s/ John G. Chapman, Sr.
Alayne L. Reitman	John G. Chapman, Sr.
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Norman Wells	/s/ Catherine M. Kramer
Norman Wells	Catherine M. Kramer
Director	Vice President-Finance
and Chief Financial Officer
(Principal Financial Officer)

/s/ Dennis P. Hido
Dennis P. Hido
Corporate Controller
(Principal Accounting Officer)