Form 10-Q
period 2013-12-31
SIFCO INDUSTRIES INC
filed 2014-02-03
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2013 was 5,387,860.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Net sales	$26,652	$27,445
Cost of goods sold	21,082	21,583
Gross profit	5,570	5,862
Selling, general and administrative expenses	3,459	3,539
Amortization of intangible assets	545	559
(Gain) on disposal of operating assets	(2)	(125)
Operating income	1,568	1,889
Interest income	(4)	(5)
Interest expense	85	106
Foreign currency exchange loss, net	5	7
Other income, net	(108)	(77)
Income from continuing operations before income tax provision	1,590	1,858
Income tax provision	436	681
Income from continuing operations	1,154	1,177
Income (loss) from discontinued operations, net of tax	(207)	2,238
Net income	$947	$3,415

Income per share from continuing operations
Basic	$0.22	$0.22
Diluted	$0.21	$0.22

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.04)	$0.42
Diluted	$(0.04)	$0.41

Net income per share
Basic	$0.18	$0.64
Diluted	$0.17	$0.63

Weighted-average number of common shares (basic)	5,378	5,340
Weighted-average number of common shares (diluted)	5,408	5,385
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Net income	$947	$3,415
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(284)
Retirement plan liability adjustment	150	229
Interest rate swap agreement adjustment	9	16
Comprehensive income	$1,106	$3,376
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2013	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,705	$4,508
Receivables, net of allowance for doubtful accounts of $520 and $481, respectively	21,176	24,811
Inventories, net	19,373	18,340
Deferred income taxes	987	987
Prepaid expenses and other current assets	2,013	1,767
Current assets of business from discontinued operations	1,144	2,059
Total current assets	49,398	52,472
Property, plant and equipment, net	29,590	29,632
Intangible assets, net	13,106	13,651
Goodwill	7,658	7,620
Other assets	1,254	1,240
Noncurrent assets of business from discontinued operations	277	1,150
Total assets	$101,283	$105,765
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$4,392
Accounts payable	6,656	6,773
Accrued liabilities	5,241	7,670
Current liabilities of business from discontinued operations	544	1,086
Total current liabilities	14,441	19,921
Long-term debt, net of current maturities	7,139	7,381
Deferred income taxes	1,774	1,733
Other long-term liabilities	4,568	4,717
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,426 at December 31, 2013 and 5,407 at September 30, 2013	5,426	5,407
Additional paid-in capital	7,822	7,599
Retained earnings	69,697	68,750
Accumulated other comprehensive loss	(9,584)	(9,743)
Total shareholders’ equity	73,361	72,013
Total liabilities and shareholders’ equity	$101,283	$105,765
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$947	$3,415
Loss (Income) from discontinued operations, net of tax	207	(2,238)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,743	1,439
Gain on disposal of operating assets	(2)	(125)
LIFO income	(82)	(178)
Share transactions under company stock plan	238	24
Other long-term liabilities	12	354
Deferred income taxes	41	(620)
Changes in operating assets and liabilities:
Receivables	3,636	1,498
Inventories	(951)	(1,583)
Accounts payable	(154)	(431)
Other accrued liabilities	(817)	1,369
Accrued income and other taxes	(531)	2,392
Other operating activities	(261)	(1,903)
Net cash provided by operating activities of continuing operations	4,026	3,413
Net cash provided by (used for) operating activities of discontinued operations	86	(999)
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	125
Capital expenditures	(1,154)	(669)
Net cash used for investing activities of continuing operations	(1,154)	(544)
Net cash provided by investing activities of discontinued operations	950	8,739
Cash flows from financing activities:
Payments on long term debt	(2,892)	(500)
Proceeds from revolving credit agreement	11,965	11,511
Repayments of revolving credit agreement	(11,707)	(22,155)
Proceeds from other debt	—	12
Proceeds from exercise of stock options	4	—
Cash dividends paid	(1,081)	(1,073)
Net cash used for financing activities of continuing operations	(3,711)	(12,205)
Increase (decrease) in cash and cash equivalents	197	(1,596)
Cash and cash equivalents at the beginning of the period	4,508	7,176
Cash and cash equivalents at the end of the period	$4,705	$5,580
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(71)	$(122)
Cash paid for income taxes, net	(802)	(219)
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2013 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

	Three Months Ended December 31,
	2013	2012
Income from continuing operations	$1,154	$1,177
Income (loss) from discontinued operations, net of tax	(207)	2,238
Net income	$947	$3,415

Weighted-average common shares outstanding (basic)	5,378	5,340
Effect of dilutive securities:
Stock options	—	1
Restricted shares	16	8
Performance shares	14	36
Weighted-average common shares outstanding (diluted)	5,408	5,385

Net income per share – basic
Continuing operations	$0.22	$0.22
Discontinued operations	(0.04)	0.42
Net income	$0.18	$0.64

Net income per share – diluted:
Continuing operations	$0.21	$0.22
Discontinued operations	(0.04)	0.41
Net income	$0.17	$0.63

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	20	105

C. Derivative Financial Instruments
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At December 31, 2013 and at September 30, 2013, the Company held one interest rate swap agreement with a notional amount of $5,500 and $6,000, respectively. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first quarter of fiscal 2014, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

D. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories
Inventories consist of:

	December 31, 2013	September 30, 2013
Raw materials and supplies	$4,957	$5,906
Work-in-process	7,258	7,049
Finished goods	7,158	5,385
Total inventories	$19,373	$18,340
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 36.3% and 35.8% of the Company’s inventories at December 31, 2013 and September 30, 2013, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,895 and $7,977 higher than reported at December 31, 2013 and September 30, 2013, respectively.

3.	Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization consist of:

December 31, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$2,000	$496	$1,504
Non-compete agreement	5 years	1,600	748	852
Below market lease	5 years	900	550	350
Customer relationships	10 years	13,800	3,456	10,344
Order backlog	1 year	2,200	2,144	56
Transition services	< 1 year	23	23	—
Total intangible assets		$20,523	$7,417	$13,106

September 30, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$2,000	$446	$1,554
Non-compete agreement	5 years	1,600	668	932
Below market lease	5 years	900	505	395
Customer relationships	10 years	13,800	3,111	10,689
Order backlog	1 year	2,200	2,119	81
Transition services	< 1 year	23	23	—
Total intangible assets		$20,523	$6,872	$13,651
The amortization expense on identifiable intangible assets for the first quarter ended December 31, 2013 and 2012 was $545 and $559, respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2014	$2,161
Fiscal year 2015	2,080
Fiscal year 2016	1,854
Fiscal year 2017	1,617
Fiscal year 2018	1,596

The Company’s goodwill is not being amortized and is subject to annual impairment tests. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill was as follows:

Balance at September 30, 2013	$7,620
Goodwill purchase price adjustment	38
Balance at December 31, 2014	$7,658

4.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2013	September 30, 2013
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,851)
Retirement plan liability adjustment, net of tax	(3,716)	(3,866)
Interest rate swap agreement adjustment, net of tax	(17)	(26)
Total accumulated other comprehensive loss	$(9,584)	$(9,743)

5.	Long-Term Debt
Long-term debt consists of:

	December 31, 2013	September 30, 2013
Revolving credit agreement	3,639	$3,381
Term loan	5,500	6,000
Promissory Note	—	2,392
	9,139	11,773
Less – current maturities	2,000	4,392
Total long-term debt	$7,139	$7,381
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
The term loan has a LIBOR-based variable interest rate that was 2.2% at December 31, 2013. This rate becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement.
Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At December 31, 2013, the interest rate was 1.0%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of December 31, 2013.
In connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge) (“QAF”), the Company issued a non-interest bearing promissory note to the seller, which note was paid by the Company in November 2013. The imputed interest rate used to discount the note was 2.0% per annum.

6.	Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2014 was 27%, compared to 37% for the same period of fiscal 2013, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local income taxes, (ii) a domestic production activities deduction, (iii) application of tax credits, and (iv) the decrease in the reserve for uncertain tax positions.

The first quarter of fiscal 2014 effective rate reflects a $111 decrease in the reserve for uncertain tax positions, compared to the comparable period in fiscal 2013. Also not reflected in the fiscal 2013 effective tax rate was the value for research credits since the credits had not formally been extended until after the balance sheet date of December 31, 2012.

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

The income tax provision from continuing operations consists of the following:

	Three Months Ended December 31,
	2013	2012
Current income tax provision:
U.S. federal	$309	$607
U.S. state and local	64	68
Non-U.S	22	6
Total current tax provision	395	681
Deferred income tax provision:
U.S. federal	41	—
U.S state and local	—	—
Total deferred tax provision	41	—
Income tax provision	$436	$681
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states, local and non-U.S. jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2008.
At December 31, 2013 and September 30, 2013, the Company recorded liabilities of $66 and $177, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2013	$177
Decrease due to tax positions effectively settled	(111)
Balance at December 31, 2013	$66

7.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2013	2012
Service cost	$31	$75
Interest cost	249	215
Expected return on plan assets	(393)	(372)
Amortization of prior service cost	—	13
Amortization of net loss	148	215
Settlement cost	75	—
Net periodic benefit cost	$110	$146
Through December 31, 2013 and 2012, the Company has made contributions in the amount of $157 and $174, respectively to its defined benefit pension plans. The Company anticipates making $98 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2014.

8.	Stock-Based Compensation
In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. The option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of December 31, 2013.
At December 31, 2013 and 2012, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in the three months ended December 31, 2013 and 2012. As of December 31, 2013, all options had been exercised.
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
With respect to such performance shares, compensation expense is being accrued. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
During the first quarter of fiscal 2014, the Company granted 68 performance share awards under the 2007 Plan with a grant date fair value of $26.50 per share. The shares vest over a three year performance period.
The Company has awarded restricted shares to its Directors, Officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1)  year.
During the first quarter of fiscal 2014, the Company granted 18 restricted shares under the 2007 Plan with a grant date fair value of $22.02 per share. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and issued at the target number of shares, then at December 31, 2013 there are approximately 287 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $238 and $24 during the first three months of fiscal 2014 and 2013, respectively. As of December 31, 2013, there was $2,545 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.

9.	Business Acquisition
On July 23, 2013, SIFCO Industries, Inc. completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings). The forging business is operated in General Aluminum Forgings, LLC's ("GAF") Colorado Springs, Colorado facility, which is leased. The purchase price for the business and related assets of GAF was approximately $4,400, after certain adjustments related principally to the final working capital level.
The GAF purchase transaction was accounted for under the purchase method of accounting. The Company has substantially completed the purchase accounting related to the GAF acquisition.

The results of operation of GAF are included in the Company’s unaudited consolidated condensed statements of operations for the three months ended December 31, 2013. The following unaudited pro forma information presents a summary of the results of operations for the Company including GAF as if the acquisition had occurred on October 1, 2012:

Three Months Ended December 31, 2012
Net sales	$28,843
Net income	3,358
Net income per share (basic)	$0.63
Net income per share (diluted)	0.62

10.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company’s strategy to focus on its core competencies in the Aerospace and Energy ("A&E") market, the Company decided in the fourth quarter of 2013, to exit the Turbine Component Service and Repair ("Repair Group") business.
The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at December 31, 2013 and September 30, 2013, respectively.

	December 31, 2013	September 30, 2013
Assets:
Receivables, net	$827	$1,067
Inventories, net	—	660
Deferred income taxes	317	317
Prepaid expenses and other current assets	—	15
Total current assets of business held for sale	$1,144	$2,059
Property, plant and equipment, net	$271	$1,118
Other assets	6	32
Total noncurrent assets of business held for sale	$277	$1,150
Liabilities:
Accounts payable	207	278
Accrued liabilities	337	808
Total current liabilities of business held for sale	$544	$1,086

As of December 31, 2013 and September 30, 2013, certain assets were recorded at the lower of carrying value or fair value.
The financial results of Repair Group included in discontinued operations were as follows:

	Three Months Ended December 31,
	2013	2012
Net sales	$1,339	$1,255
Loss before income tax provision	(331)	(442)
Income tax provision (benefit)	(124)	(186)
Income (loss) from discontinued operations, net of tax	$(207)	$(256)

As the Company exited the Repair Group, the Company recognized $959 in workforce reduction costs of which $274 was incurred in the first quarter of fiscal 2014 and $335 was paid as of December 31, 2013.
On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts ("ASC") business. There were no assets or liabilities held for sale at December 31, 2013 and September 30, 2013.
The financial results of ASC included in discontinued operations were as follows:

Three Months Ended December 31, 2012
Net sales	$2,727
Income before income tax provision	180
Income tax provision	48
Income (loss) from operations, net of tax	132
Gain (loss) on sale of discontinued operations, net of tax	2,362
Income (loss) from discontinued operations, net of tax	$2,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the Aerospace and Energy ("A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business which may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

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
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31, 2013
	2013	2012
Net income	$947	$3,415
Less: Income (loss) from discontinued operations, net of tax	(207)	2,238
Income from continuing operations	1,154	1,177
Adjustments:
Depreciation and amortization expense	1,743	1,439
Interest expense, net	81	101
Income tax provision	436	681
EBITDA	3,414	3,398
Adjustments:
Foreign currency exchange (gain) loss, net (1)	5	7
Other income, net (2)	(108)	(77)
Loss (gain) on disposal of operating assets (3)	(2)	(125)
Inventory purchase accounting adjustments (4)	—	—
Non-recurring severance expense (5)	—	813
Equity compensation expense (6)	238	24
Pension settlement expense (7)	75	—
Acquisition transaction-related expenses (8)	12	15
LIFO expense (income) (9)	(82)	(178)
Adjusted EBITDA	$3,552	$3,877

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from our Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents severance expense related to the departure of an executive officer.

(6)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(8)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(9)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.
Three Months Ended December 31, 2013 compared with Three Months Ended December 31, 2012
Overview
The Company exited two reportable segments: Applied Surface Concepts ("ASC") business in December, 2012 and Turbine Components Services and Repair ("Repair Group") business in September, 2013. The Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings) in July, 2013. The Company's results for the first quarter of fiscal 2014 include the results of GAF.
Net Sales
Net sales for the first quarter of fiscal 2014 decreased 2.9% to $26.7 million, compared to $27.4 million in the comparable period of fiscal 2013. The Company produces forged components for (i) turbine engines that power commercial business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first quarter of fiscal 2014 and 2013 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2013	2012
Aerospace components for:
Fixed wing aircraft	$14.6	$13.8	$0.8
Rotorcraft	8.7	8.0	0.7
Energy components for power generation units	2.6	4.7	(2.1)
Commercial product and other revenue	0.8	0.9	(0.1)
Total	$26.7	$27.4	$(0.7)
Overall, net sales for the Company decreased $0.7 million in the first quarter fiscal 2014 compared to the comparable period in fiscal 2013. The Company's higher net sales of aerospace components were more than offset by lower sales of energy components due to the timing of sales to its largest customers of energy components. The Company's higher aerospace components sales were due to the acquisition of GAF (largely commercial sales) and additional sales of its base business.
Commercial net sales were 49.7% of total net sales and military net sales were 50.3% of total net sales in the first quarter of fiscal 2014, compared to 55.0% and 45.0%, respectively in the comparable period in fiscal 2013. The decrease in commercial net sales is attributable to lower sales of the Company's energy components. Military net sales increased $1.1 million to $13.5 million in the first quarter of fiscal 2014, compared to $12.4 million in the comparable period of fiscal 2013, and was due to continued demand of existing key programs such as the V-22 and the F-35 and entry into a new ordnance program during the quarter.
Cost of Goods Sold
Cost of goods sold decreased by $0.5 million, or 2.3%, to $21.1 million during the first quarter of fiscal 2014, compared to $21.6 million in the comparable period of fiscal 2013. The decrease in the dollar amount of cost of goods sold in the first quarter of fiscal 2014 compared to the comparable period of fiscal 2013 was primarily due to a decrease in sales volume and sales mix.
Gross Profit
Gross profit decreased by $0.3 million, or 5.0%, to $5.6 million during the first quarter of fiscal 2014, compared to $5.9 million in the comparable period of fiscal 2013. Gross profit as a percentage of net sales decreased by 5.0 percentage points to 20.9% during the first quarter of fiscal 2014, compared to 21.4% in the comparable period in fiscal 2013 primarily due to a decrease in sales volume of its energy components.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were at $3.5 million, or 12.9% of net sales, during the first quarter of fiscal 2014, and in the comparable period in fiscal 2013. The first quarter of fiscal 2013 included a $0.8 million non-recurring severance payment to a former executive. The increase in selling, general and administrative expenses in the first quarter of fiscal 2014 was due to increases in salary and benefit costs, increased legal and professional costs, and an increase in depreciation expense due to accelerating depreciation on certain computer assets targeted to be replaced by an upcoming Enterprise Resource Planning ("ERP") system installation.
Amortization of Intangibles
Amortization of intangibles was $0.6 million during both the first quarter of fiscal 2014 and fiscal 2013.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarters of both fiscal 2014 and 2013:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2013	2012	2013	2012
Revolving credit agreement	0.1%	1.3%	$ 2.1 million	$ 8.4 million
Term note	2.9%	2.9%	$ 5.7 million	$ 7.8 million
Promissory note	2.0%	2.0%	$ 1.6 million	$ 2.3 million
Other income, net consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility.
Income Taxes

The Company’s effective tax rate in the first quarter of fiscal 2014 was 27%, compared to 37% in the comparable period in fiscal 2013, and differs from the U.S. federal statutory rate due primarily to (i) the impact of U.S. state and local taxes, (ii) domestic production activities deduction, (iii) application of tax credits, and (iv) the decrease in the reserve for uncertain tax positions.

The first quarter of fiscal 2014 effective rate reflects a 0.1 million decrease in the reserve for uncertain tax positions, compared to the comparable period in fiscal 2013. Also not reflected in the fiscal 2013 effective tax rate was the value for the research credits since the credit had not formally been extended until after the balance sheet date of December 31, 2012.

(Loss)/Income from Continuing Operations

Income from continuing operations, net of tax was $1.2 million, or 4.3% of net sales, during the first quarter of fiscal 2014, compared to $1.2 million, or 4.3% of net sales, in the comparable period in fiscal 2013.

Income from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.2 million during the first quarter of fiscal 2014 , compared to income from discontinued operations of $2.2 million in the comparable period of fiscal 2013. This line item consists of income from discontinued operations related to ASC and the Repair Group.

The loss in fiscal 2014 is due to the loss on the impairment charge and workforce reduction costs incurred by the Repair Group in the first quarter of fiscal 2014. The gain in fiscal 2013 is primarily due to the after-tax gain of $2.5 million on the sale of ASC during the first quarter of fiscal 2013.

Net Income

Net income decreased by $2.5 million, or 72.3%, to $0.9 million, or 3.6% of net sales, during the first quarter of fiscal 2014, compared to net income of $3.4 million, or 12.4% of net sales, in the comparable period in fiscal 2013. Net income decreased slightly because of the lower sales as noted above and most notably from the change in income from discontinued operations.
B. Liquidity and Capital Resources
Cash and cash equivalents increased $0.2 million to $4.7 million at December 31, 2013 from $4.5 million at September 30, 2013. At December 31, 2013, essentially all of the $4.7 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to statutory restriction, adverse tax consequences or other limitations.

The Company’s operating activities of continuing operations provided $4.0 million of cash in the first quarter of fiscal 2014 compared with $3.4 million of cash provided by operating activities of continued operations in the first quarter of fiscal 2013. The cash provided by operating activities of continuing operations in the first quarter of fiscal 2014 was primarily due to net income of $0.9 million; and $2.0 million primarily from the impact of such non-cash items as depreciation and amortization expense and equity based compensation expense. These items were offset by a $0.9 million increase in net operating assets, primarily consisting of a $3.6 million increase in accounts receivable; a $1.0 million decrease in inventories; and a $0.2 million decrease in accounts payable; and a $1.3 million decrease in accrued liabilities. These changes were due to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers and tax authorities.

Capital expenditures were $1.2 million in the first quarter of fiscal 2014 compared with $0.7 million in the comparable period of fiscal 2013. In addition to the $1.2 million expended during the first quarter of fiscal 2014, $0.1 million was committed as of December 31, 2013. The Company anticipates that total fiscal 2014 capital expenditures will be within the range of $12.0 to $13.0 million and will relate principally to the further enhancement of production and product offering capabilities and implementation of a new ERP system.

In the fourth quarter of fiscal 2013, the Company declared a special cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during first quarter of fiscal 2014.
As described more fully in Note 9 to the unaudited consolidated condensed financial statements, the Company acquired GAF, a forging business in July 2013 for approximately $4.4 million at closing payable in cash by drawing on its revolving credit facility.
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
The term loan has a variable interest rate based on LIBOR, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The promissory note issued to the seller of QAF was non-interest bearing and was paid in November 2013. The Company was in compliance with all applicable loan covenants as of December 31, 2013.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from the operations and (ii) funds available under its existing credit agreement.
As described more fully in Note 10 to the unaudited consolidated condensed financial statements, the Company exited the Repair Group business in December 2013 and completed the divestiture of its ASC business segment in December 2012. In December 2013, the Company received net cash proceeds of $1.0 million from the sale of the Repair Group's machinery and equipment. In December 2012, the Company received net cash proceeds of approximately $8.1 million from the sale of ASC, net of certain transaction fees. These proceeds were used to pay down the Company’s revolving loan. In conjunction with this divestiture, the Company’s ASC non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from this dividend were used to pay down the Company’s revolving loan during the first quarter of fiscal 2013.

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
There were no changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2013, which would be expected to have a material effect on financial reporting.
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

10.4
Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.5
Asset Purchase Agreement between T&W Forge, Inc and TWF Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated December 10, 2010 filed as Exhibit 10.14 to the Company’s Form 8-K dated December 10, 2010, and incorporated herein by reference

10.6
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.7
Asset Purchase Agreement between GEL Industries, Inc (DBA Quality Aluminum Forge) and Forge Acquisition, LLC (a wholly-owned subsidiary of SIFCO Industries Inc.) dated October 28, 2011, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2011, and incorporated herein by reference

Exhibit No.	Description
10.8	Separation Agreement between the Company and Frank Cappello, dated December 31, 2012, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 3, 2013, and incorporated herein by reference
10.9
Change in Control Agreement between the Company and Catherine M. Kramer, dated November 1, 2013, filed as Exhibit 10.1 to the Company's Form 8-K dated November 1, 2013, and incorporated herein by reference

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 filed with the SEC on February 3, 2014, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2013 and 2012, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2013 and 2012, (iii) Consolidated Condensed Balance Sheets at December 31, 2013 and September 30, 2013, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2013 and 2012, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 3, 2014	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2014	/s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)