Form 10-Q
period 2014-06-30
SIFCO INDUSTRIES INC
filed 2014-08-08
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at June 30, 2014 was 5,413,129.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$30,999	$28,672	$86,696	$84,121
Cost of goods sold	23,842	20,959	67,665	64,637
Gross profit	7,157	7,713	19,031	19,484
Selling, general and administrative expenses	4,062	3,064	10,965	9,562
Amortization of intangible assets	545	492	1,635	1,544
Loss (gain) on disposal of operating assets	(1)	33	(3)	(89)
Operating income	2,551	4,124	6,434	8,467
Interest income	(4)	(4)	(14)	(18)
Interest expense	45	76	181	261
Foreign currency exchange (gain) loss, net	(2)	7	4	7
Other income, net	(108)	(108)	(325)	(294)
Income from continuing operations before income tax provision	2,620	4,153	6,588	8,511
Income tax provision	637	1,288	1,940	2,701
Income from continuing operations	1,983	2,865	4,648	5,810
Income (loss) from discontinued operations, net of tax	(76)	(387)	(368)	1,518
Net income	$1,907	$2,478	$4,280	$7,328

Income per share from continuing operations
Basic	$0.37	$0.53	$0.86	$1.08
Diluted	$0.37	$0.53	$0.86	$1.08

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.01)	$(0.07)	$(0.07)	$0.28
Diluted	$(0.01)	$(0.07)	$(0.07)	$0.28

Net income per share
Basic	$0.36	$0.46	$0.79	$1.36
Diluted	$0.36	$0.46	$0.79	$1.36

Weighted-average number of common shares (basic)	5,413	5,374	5,399	5,359
Weighted-average number of common shares (diluted)	5,431	5,402	5,420	5,399
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,907	$2,478	$4,280	$7,328
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	(285)
Retirement plan liability adjustment	37	337	338	895
Interest rate swap agreement adjustment	9	13	27	43
Comprehensive income	$1,953	$2,828	$4,645	$7,981
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,590	$4,508
Receivables, net of allowance for doubtful accounts of $270 and $481, respectively	20,865	24,811
Inventories, net	22,462	18,340
Deferred income taxes	987	987
Prepaid expenses and other current assets	2,525	1,767
Assets held for sale	264	278
Current assets of business from discontinued operations	145	2,059
Total current assets	51,838	52,750
Property, plant and equipment, net	34,478	29,632
Intangible assets, net	12,016	13,651
Goodwill	7,658	7,620
Other assets	1,293	1,240
Noncurrent assets of business from discontinued operations	—	872
Total assets	$107,283	$105,765
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$4,392
Accounts payable	12,488	6,773
Accrued liabilities	4,970	7,670
Current liabilities of business from discontinued operations	116	1,086
Total current liabilities	19,574	19,921
Long-term debt, net of current maturities	4,504	7,381
Deferred income taxes	1,774	1,733
Other long-term liabilities	3,979	4,717
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,448 at June 30, 2014 and 5,407 at September 30, 2013	5,448	5,407
Additional paid-in capital	8,352	7,599
Retained earnings	73,029	68,750
Accumulated other comprehensive loss	(9,377)	(9,743)
Total shareholders’ equity	77,452	72,013
Total liabilities and shareholders’ equity	$107,283	$105,765
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,280	$7,328
Loss (income) from discontinued operations, net of tax	368	(1,518)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,104	4,205
Gain on disposal of operating assets	(3)	(89)
LIFO income	(246)	(787)
Share transactions under company stock plan	790	179
Other long-term liabilities	(370)	192
Deferred income taxes	41	(879)
Changes in operating assets and liabilities:
Receivables	3,946	(1,842)
Inventories	(3,875)	(2,280)
Accounts payable	5,678	(1,928)
Other accrued liabilities	(713)	(898)
Accrued income and other taxes	(905)	1,128
Other operating activities	(814)	(630)
Net cash provided by operating activities of continuing operations	13,281	2,181
Net cash provided by operating activities of discontinued operations	509	564
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	164
Capital expenditures	(8,312)	(2,540)
Net cash used for investing activities of continuing operations	(8,312)	(2,376)
Net cash provided by investing activities of discontinued operations	950	8,345
Cash flows from financing activities:
Payments on long term debt	(3,892)	(1,500)
Proceeds from revolving credit agreement	28,464	37,563
Repayments of revolving credit agreement	(29,841)	(46,271)
Proceeds from exercise of stock options	4	—
Cash dividends paid	(1,081)	(1,073)
Net cash used for financing activities of continuing operations	(6,346)	(11,281)
Increase (decrease) in cash and cash equivalents	82	(2,567)
Cash and cash equivalents at the beginning of the period	4,508	7,176
Cash and cash equivalents at the end of the period	$4,590	$4,609
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(155)	$(239)
Cash paid for income taxes, net	(2,384)	(3,626)
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations	$1,983	$2,865	$4,648	$5,810
Income (loss) from discontinued operations, net of tax	(76)	(387)	(368)	1,518
Net income	$1,907	$2,478	$4,280	$7,328

Weighted-average common shares outstanding (basic)	5,413	5,374	5,399	5,359
Effect of dilutive securities:
Stock options	—	1	—	1
Restricted shares	18	14	16	10
Performance shares	—	13	5	29
Weighted-average common shares outstanding (diluted)	5,431	5,402	5,420	5,399

Net income per share – basic
Continuing operations	$0.37	$0.53	$0.86	$1.08
Discontinued operations	(0.01)	(0.07)	(0.07)	0.28
Net income	$0.36	$0.46	$0.79	$1.36

Net income per share – diluted:
Continuing operations	$0.37	$0.53	$0.86	$1.08
Discontinued operations	(0.01)	(0.07)	(0.07)	0.28
Net income	$0.36	$0.46	$0.79	$1.36

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	17	18	20	58

C. Derivative Financial Instruments
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At June 30, 2014 and at September 30, 2013, the Company held one interest rate swap agreement with a notional amount of $4,500 and $6,000, respectively. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first nine months of fiscal 2014, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

D. Impact on Newly Issued Accounting Standards Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company October 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU 2014-12, "Compensation – Stock Compensation," which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee is able to cease rendering service and still be eligible to vest in the award if the performance target is achieved. The ASU will be effective for the Company October 1, 2016. The Company will prospectively apply the guidance to applicable transactions.
E. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories
Inventories consist of:

	June 30, 2014	September 30, 2013
Raw materials and supplies	$6,176	$5,906
Work-in-process	8,299	7,049
Finished goods	7,987	5,385
Total inventories	$22,462	$18,340
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 42.1% and 35.8% of the Company’s inventories at June 30, 2014 and September 30, 2013, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,731 and $7,977 higher than reported at June 30, 2014 and September 30, 2013, respectively.

3.	Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization consist of:

June 30, 2014	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$2,000	$596	$1,404
Non-compete agreement	5 years	1,600	908	692
Below market lease	5 years	900	640	260
Customer relationships	10 years	13,800	4,146	9,654
Order backlog	1 year	2,200	2,194	6
Transition services	< 1 year	23	23	—
Total intangible assets		$20,523	$8,507	$12,016

September 30, 2013	Estimated Useful Life	Original Cost	Accumulated Amortization	Net Book Value
Intangible assets:
Trade name	10 years	$2,000	$446	$1,554
Non-compete agreement	5 years	1,600	668	932
Below market lease	5 years	900	505	395
Customer relationships	10 years	13,800	3,111	10,689
Order backlog	1 year	2,200	2,119	81
Transition services	< 1 year	23	23	—
Total intangible assets		$20,523	$6,872	$13,651
The amortization expense on identifiable intangible assets for the nine months ended June 30, 2014 and 2013 was $1,635 and $1,544, and $545 and $492 during the third quarter of fiscal 2014 and 2013, respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2014	$2,161
Fiscal year 2015	2,080
Fiscal year 2016	1,854
Fiscal year 2017	1,617
Fiscal year 2018	1,596
The Company’s goodwill is not being amortized and is subject to annual impairment tests. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2013	$7,620
Goodwill purchase price adjustment	38
Balance at June 30, 2014	$7,658

4.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2014	September 30, 2013
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,851)
Retirement plan liability adjustment, net of tax	(3,527)	(3,866)
Interest rate swap agreement adjustment, net of tax	1	(26)
Total accumulated other comprehensive loss	$(9,377)	$(9,743)

5.	Long-Term Debt
Long-term debt consists of:

	June 30, 2014	September 30, 2013
Revolving credit agreement	$2,004	$3,381
Term loan	4,500	6,000
Promissory Note	—	2,392
	6,504	11,773
Less – current maturities	2,000	4,392
Total long-term debt	$4,504	$7,381
In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30,000 to $40,000, of which $10,000 is a five (5) year term loan and $30,000 is a five (5) year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan is repayable in quarterly installments of $500 starting December 1, 2011.
The term loan has a LIBOR-based variable interest rate that was 2.2% at June 30, 2014. This rate becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement.
Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At June 30, 2014, the interest rate was 1.0%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of June 30, 2014.
In connection with the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc. (DBA Quality Aluminum Forge) (“QAF”), the Company issued a non-interest bearing promissory note to the seller, which note was paid by the Company in November 2013. The imputed interest rate used to discount the note was 2.0% per annum.

6.	Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2014 was 29%, compared to 32% for the same period of fiscal 2013, and differs from the U.S. federal statutory rate due primarily to (i) application of foreign tax credits and other U.S. credits, (ii) the impact of U.S. state and local income taxes, (iii) a domestic production activities deduction, and (iv) the decrease in the reserve for uncertain tax positions.
The effective rate for the first nine months of fiscal 2014 reflects a $158 foreign tax credit related to prior years and a $110 decrease in the reserve for uncertain tax positions, compared to the comparable period in fiscal 2013.

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
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states, local and non-U.S. jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to 2008 or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2006.
At June 30, 2014 and September 30, 2013, the Company recorded liabilities of $67 and $177, respectively, for uncertain tax positions and any related interest and penalties. The Company classifies any interest and penalties related to uncertain tax positions in income tax expense. A summary of activity related to the Company’s uncertain tax positions is as follows:

Balance at September 30, 2013	$177
Decrease due to tax positions effectively settled	(110)
Balance at June 30, 2014	$67

7.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$31	$72	$94	$216
Interest cost	247	212	740	638
Expected return on plan assets	(393)	(371)	(1,180)	(1,114)
Amortization of prior service cost	—	13	—	39
Amortization of net loss	112	219	337	656
Settlement cost	—	191	—	382
Net periodic (benefit) cost	$(3)	$336	$(9)	$817
During the nine months ended June 30, 2014 and 2013, the Company has made contributions in the amount of $382 and $670, respectively to its defined benefit pension plans. The Company anticipates making $127 of additional contributions to fund its defined benefit pension plans during the balance of fiscal 2014.

8.	Stock-Based Compensation
In previous periods, the Company awarded stock options under its shareholder approved 1995 Stock Option Plan (“1995 Plan”) and 1998 Long-Term Incentive Plan (“1998 Plan”). No further options may be awarded under either the 1995 Plan or the 1998 Plan. The option exercise price is not less than fair market value on date of grant and options are exercisable no later than ten years from date of grant. All options awarded under both plans are fully vested as of June 30, 2014.
At June 30, 2014 and 2013, there was no unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. There was no compensation expense related to stock options recognized in the nine months ended June 30, 2014 and 2013. As of June 30, 2014, all options have been exercised.
The Company has awarded performance and restricted shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan is 600 less any shares previously awarded and subject to an adjustment for the forfeiture of any unissued shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2007 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from the date of the grant.
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
During the first nine months of fiscal 2014, the Company granted 68 performance share awards under the 2007 Plan with a grant date fair value of $26.50 per share. The shares vest over a three year performance period. The Company terminated one of its performance share awards under the 2007 Plan that consisted of 45 performance share awards with a fair value of $16.03 per share. The Company granted a replacement award for 43 performance shares under the 2007 Plan with a grant date fair value of $26.50 per share. The shares vest over a two year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1)  year.

During the first nine months of fiscal 2014, the Company granted 18 restricted shares under the 2007 Plan with a grant date fair value of $22.02 per share. The Company granted an additional 10 restricted shares under the 2007 Plan with a grant date fair value of $31.12 per share. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and issued at the target number of shares, there are approximately 290 shares that remain available for award at June 30, 2014. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $1,051 and $515 during the first nine months of fiscal 2014 and 2013 and $498 and $148 during the third quarter of fiscal 2014 and 2013, respectively. As of June 30, 2014, there was $2,514 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.

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
The GAF purchase transaction was accounted for under the purchase method of accounting. The Company has completed the purchase accounting related to the GAF acquisition.
The results of operations of GAF are included in the Company’s unaudited consolidated condensed statements of operations for the three months ended and nine months ended June 30, 2014. The following unaudited pro forma information presents a summary of the results of operations for the Company including GAF as if the acquisition had occurred on October 1, 2012:

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Net sales	$30,123	$88,343
Net income	$2,457	$7,270
Net income per share (basic)	$0.46	$1.36
Net income per share (diluted)	$0.45	$1.35

10.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company’s strategy to focus on its core competencies in the Aerospace and Energy ("A&E") market, the Company decided to exit the Turbine Component Service and Repair ("Repair Group") business in the fourth quarter of fiscal 2013.

The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at June 30, 2014 and September 30, 2013, respectively.

	June 30, 2014	September 30, 2013
Assets:
Receivables, net	$103	$1,067
Inventories, net	—	660
Deferred income taxes	42	317
Prepaid expenses and other current assets	—	15
Total current assets of business from discontinued operations	$145	$2,059

Current assets held for sale	$264	$278

Property, plant and equipment, net	$—	$840
Other assets	—	32
Total noncurrent assets of business from discontinued operations	$—	$872
Liabilities:
Accounts payable	116	278
Accrued liabilities	—	808
Total current liabilities of business from discontinued operations	$116	$1,086
As of June 30, 2014 and September 30, 2013, certain assets were recorded at the lower of their carrying value or fair value.
The financial results of the Repair Group included in discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$—	$1,612	$1,339	$4,457
Loss before income tax provision	(109)	(494)	(576)	(1,430)
Income tax benefit	(33)	(186)	(208)	(567)
Loss from discontinued operations, net of tax	$(76)	$(308)	$(368)	$(863)

As the Company exited the Repair Group, the Company recognized $959 in workforce reduction costs of which $274 was incurred in the first nine months of fiscal 2014 and $701 was paid as of June 30, 2014.
On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts ("ASC") business. There were no assets or liabilities held for sale at June 30, 2014 and September 30, 2013.
The financial results of ASC included in discontinued operations were as follows:

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
Net sales	$—	$2,727
Income before income tax provision	—	180
Income tax provision	79	127
Income (loss) from operations, net of tax	(79)	53
Gain (loss) on sale of discontinued operations, net of tax	—	2,328
Income (loss) from discontinued operations, net of tax	$(79)	$2,381
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
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$1,907	$2,478	$4,280	$7,328
Less: Income (loss) from discontinued operations, net of tax	(76)	(387)	(368)	1,518
Income from continuing operations	1,983	2,865	4,648	5,810
Adjustments:
Depreciation and amortization expense	1,747	1,379	5,104	4,205
Interest expense, net	41	72	167	243
Income tax provision	637	1,288	1,940	2,701
EBITDA	4,408	5,604	11,859	12,959
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(2)	7	4	7
Other income, net (2)	(108)	(108)	(325)	(294)
Loss (gain) on disposal of operating assets (3)	(1)	33	(3)	(89)
Non-recurring severance expense (4)	—	—	—	813
Equity compensation expense (5)	498	148	1,051	360
Pension settlement expense (6)	(125)	176	—	352
Acquisition transaction-related expenses (7)	456	85	503	101
LIFO income (8)	(82)	(380)	(246)	(787)
Adjusted EBITDA	$5,044	$5,565	$12,843	$13,422

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from our Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

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
Nine Months Ended June 30, 2014 compared with Nine Months Ended June 30, 2013
Overview
The Company exited two reportable segments: Applied Surface Concepts ("ASC") business in December, 2012 and Turbine Components Services and Repair ("Repair Group") business in September, 2013. The Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings) in July, 2013. The Company's results for the first nine months of fiscal 2014 include the results of General Aluminum Forgings ("GAF").

Net Sales
Net sales for the first nine months of fiscal 2014 increased 3.1% to $86.7 million, compared to $84.1 million in the comparable period of fiscal 2013. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft, as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft;

(iii) industrial gas turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first nine months of fiscal 2014 and 2013 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Net Sales	2014	2013
Aerospace components for:
Fixed wing aircraft	$44.7	$41.4	$3.3
Rotorcraft	23.4	25.0	(1.6)
Energy components for power generation units	13.4	14.6	(1.2)
Commercial product and other revenue	5.2	3.1	2.1
Total	$86.7	$84.1	$2.6
Overall, net sales for the Company increased $2.6 million in the first nine months of fiscal 2014 compared to the comparable period of fiscal 2013. The increase in fixed wing aircraft sales, due primarily to the acquisition of GAF, were partially offset by lower rotorcraft sales, resulting from decreased demand in the Black Hawk and V-22 military rotorcraft programs. The Company's lower energy components sales were due to the timing of sales to a major customer. The Company's higher commercial products and other revenue sales were due to sales related to a new ordnance program.
Commercial net sales were 55.4% of total net sales and military net sales were 44.6% of total net sales in the first nine months of fiscal 2014, compared to 52.0% and 48.0%, respectively, in the comparable period in fiscal 2013. Lower sales of the Company's energy components impacted commercial net sales for the first nine months of fiscal 2014. Military net sales decreased $1.6 million to $38.7 million in the first nine months of fiscal 2014, compared to $40.3 million in the comparable period of fiscal 2013. This was due primarily to the decline in military rotocraft sales, which was partially offset by an increase in sales due to a new ordnance program.
Cost of Goods Sold
Cost of goods sold increased by $3.0 million, or 4.7%, to $67.7 million during the first nine months of fiscal 2014, compared to $64.6 million in the comparable period of fiscal 2013, primarily due to an increase in net sales and higher overhead expenses, principally related to employee benefits.
Gross Profit
Gross profit decreased $0.5 million to $19.0 million during the first nine months of fiscal 2014, compared to $19.5 million in the comparable period of fiscal 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $11.0 million, or 12.6% of net sales, during the first nine months of fiscal 2014, compared to $9.6 million, or 11.4% of net sales, in the comparable period of fiscal 2013. The first nine months of fiscal 2013 included a $0.8 million non-recurring severance payment to a former executive. Excluding this charge, selling, general and administrative expenses increased by $2.2 million, primarily due to increases in legal and professional costs associated with the Company's SOX readiness, increased compensation and benefit costs due to increased headcount and higher Long-Term Incentive compensation, an increase in depreciation expense due to accelerating depreciation on certain computer assets targeted to be replaced by an upcoming Enterprise Resource Planning ("ERP") system installation, and the addition of GAF.
Amortization of Intangibles
Amortization of intangibles was $1.6 million during the first nine months of fiscal 2014, compared to $1.5 million in the comparable period of fiscal 2013.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2014 and 2013:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2014	2013	2014	2013
Revolving credit agreement	1.0%	1.2%	$ 1.5 million	$ 4.3 million
Term note	2.9%	2.9%	$ 5.2 million	$ 7.3 million
Promissory note	2.0%	2.0%	$ 0.5 million	$ 2.4 million
Other income, net consists principally of $0.3 million of rental income earned from the lease of the Company's Cork, Ireland facility.
Income Taxes

The Company’s effective tax rate in the first nine months of fiscal 2014 was 29%, compared to 32% in the comparable period in fiscal 2013. The first nine months of fiscal 2014 was favorably impacted by $158 foreign tax credits related to prior year. The Company's effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of tax credits, (ii) the impact of U.S. state and local taxes, (iii) domestic production activities deduction, and (iv) the decrease in the reserve for uncertain tax positions.

Income from Continuing Operations

Income from continuing operations, net of tax was $4.6 million, or 5.4% of net sales, during the first nine months of fiscal 2014, compared to $5.8 million, or 6.9% of net sales, in the comparable period of fiscal 2013.

(Loss)/Income from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.4 million during the first nine months of fiscal 2014, compared to income from discontinued operations, net of tax, of $1.5 million in the comparable period of fiscal 2013. This line item consists of income from discontinued operations related to ASC and the Repair Group.

The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first quarter of fiscal 2014. The gain in fiscal 2013 is primarily due to the after-tax gain of $2.5 million on the sale of ASC during the first quarter of fiscal 2013.

Net Income

Net income decreased by $3.0 million to $4.3 million, or 4.9% of net sales, during the first nine months of fiscal 2014, compared to net income of $7.3 million, or 8.7% of net sales, in the comparable period of fiscal 2013.  Net income decreased primarily due to discontinued operations and higher selling, general and administrative expenses as noted above.

Three Months Ended June 30, 2014 compared with Three Months Ended June 30, 2013

Net Sales
Net sales for the third quarter of fiscal 2014 increased 8.1% to $31.0 million, compared to $28.7 million in the comparable period of fiscal 2013. Net sales comparative information for the third quarter of fiscal 2014 and 2013 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2014	2013
Aerospace components for:
Fixed wing aircraft	$15.7	$13.6	$2.1
Rotorcraft	8.0	8.7	(0.7)
Energy components for power generation units	5.4	4.9	0.5
Commercial product and other revenue	1.9	1.5	0.4
Total	$31.0	$28.7	$2.3
Overall, net sales for the Company increased $2.3 million in the third quarter of fiscal 2014 compared to the comparable period of fiscal 2013. The Company's higher fixed wing aircraft sales were due primarily to the acquisition of GAF. The Company's lower rotorcraft sales were due primarily to a decrease in demand in the Black Hawk and V-22 military rotorcraft programs. The Company's higher commercial products and other revenue sales were due to sales related to a new ordnance program.
Commercial net sales were 57.5% of total net sales and military net sales were 42.5% of total net sales in the third quarter of fiscal 2014, compared to 45.8% and 54.2%, respectively, in the comparable period in fiscal 2013. Military net sales decreased $2.3 million to $13.2 million in the third quarter of fiscal 2014, compared to $15.5 million in the comparable period of fiscal 2013. This was due primarily to the addition of commercial net sales related to the GAF acquisition and the decline in military rotorcraft sales, which was partially offset by an increase in sales due to a new ordnance program.
Cost of Goods Sold
Cost of goods sold increased by $2.9 million, or 13.8%, to $23.8 million during the third quarter of fiscal 2014, compared to $21.0 million in the comparable period of fiscal 2013. The increase in the dollar amount of cost of goods sold in the third quarter of fiscal 2014 compared to the comparable period of fiscal 2013 was primarily due to an increase in net sales and higher overhead expenses, principally related to employee benefits.
Gross Profit
Gross profit decreased by $0.6 million, or 7.2%, to $7.1 million during the third quarter of fiscal 2014, compared to $7.7 million in the comparable period of fiscal 2013. Gross profit as a percentage of net sales decreased to 23.1% during the third quarter of fiscal 2014, compared to 26.9% in the comparable period in fiscal 2013. This decrease was primarily due to product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.1 million, or 13.1% of net sales, during the third quarter of fiscal 2014, compared to $3.1 million, or 10.7% of net sales in the comparable period of fiscal 2013. The increase in selling, general and administrative expenses in the third quarter of fiscal 2014 was due to $0.7 million increase in legal and professional costs, $0.2 million increase in depreciation expense due to accelerating depreciation on certain computer assets targeted to be replaced by an upcoming ERP system installation, and $0.1 million increase due to the addition of GAF.
Amortization of Intangibles
Amortization of intangibles was $0.5 million during both the third quarter of fiscal 2014 and fiscal 2013.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarters of both fiscal 2014 and 2013:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2014	2013	2014	2013
Revolving credit agreement	1.0%	1.0%	$ 2.0 million	$ 2.5 million
Term note	2.9%	2.9%	$ 4.7 million	$ 6.8 million
Promissory note	—%	2.0%	$ 0.0 million	$ 2.4 million
Other income, net consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility.
Income Taxes

The Company’s effective tax rate in the third quarter of fiscal 2014 was 24% compared to 31% in the comparable period in fiscal 2013. The third quarter of fiscal 2014 was favorably impacted by $158 foreign tax credits related to prior years, The Company's effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of foreign tax credits, (ii) the impact of U.S. state and local taxes, (iii) domestic production activities deduction, and (iv) the decrease in the reserve for uncertain tax positions.

The third quarter of fiscal 2014 does not reflect the research credit compared to the similar period in fiscal 2013 as the research credit expired at December 31, 2013.

Income from Continuing Operations

Income from continuing operations, net of tax was $2.0 million, or 6.4% of net sales, during the third quarter of fiscal 2014, compared to $2.9 million, or 10.0% of net sales, in the comparable period in fiscal 2013.

(Loss) from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.1 million during the third quarter of fiscal 2014, compared to loss from discontinued operations, net of tax, of $0.4 million in the comparable period of fiscal 2013. This line item consists of income from discontinued operations related to ASC and the Repair Group.

Net Income

Net income decreased $0.6 million to $1.9 million, or 6.2% of net sales, during the third quarter of fiscal 2014, compared to net income of $2.5 million, or 8.6% of net sales, in the comparable period in fiscal 2013. Net income decreased primarily due to higher selling, general and administrative expenses discussed above.
B. Liquidity and Capital Resources
Cash and cash equivalents were $4.6 million at June 30, 2014 compared with $4.5 million at September 30, 2013. At June 30, 2014, essentially all of the $4.6 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to statutory restrictions, adverse tax consequences or other limitations.
The Company’s operating activities of continuing operations provided $13.3 million of cash in the first nine months of fiscal 2014 compared with $2.2 million of cash provided by operating activities of continuing operations in the first nine months of fiscal 2013. The cash provided by operating activities of continuing operations in the first nine months of fiscal 2014 was primarily due to net income of $4.3 million and $5.3 million from the impact of such non-cash items as depreciation and amortization expense and equity based compensation expense. These items were increased by a $3.3 million increase in net operating assets, primarily consisting of a $3.9 million decrease in accounts receivable; a $3.9 million increase in inventories; a $5.7 million increase in accounts payable; and a $2.4 million decrease in accrued liabilities, accrued taxes and other operating activities. These changes were due to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers and tax authorities.
Capital expenditures were $8.3 million in the first nine months of fiscal 2014 compared with $2.5 million in the comparable period of fiscal 2013. The increase is attributed to the Company's ERP installation and a large capital investment at our Cleveland plant which will reduce operating costs. In addition to the $8.3 million expended during the first nine months of fiscal 2014, $2.6 million was committed as of June 30, 2014. The Company anticipates that total fiscal 2014 capital expenditures will be within the range of

$12.0 to $13.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and the implementation of a new ERP system.

In the fourth quarter of fiscal 2013, the Company declared a special cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during first nine months of fiscal 2014.
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
The term loan has a variable interest rate based on LIBOR, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. In November 2013, the Company repaid a non-interest bearing promissory note that was issued to the seller of QAF. The Company was in compliance with all applicable loan covenants as of June 30, 2014.
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

C. Impact on Newly Issued Accounting Standards Not Yet Adopted
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-08, "Presentation of Financial Statements and Property, Plant, and Equipment — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,'' which revises what qualifies as a discontinued operation and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU will be effective for the Company for applicable transactions occurring after October 1, 2015. The Company will prospectively apply the guidance to applicable transactions.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. ASU 2014-09 will be effective for the Company October 1, 2017. The Company is in the process of determining what impact, if any, the adoption of this ASU will have on its financial position, results of operations and cash flows.
In June 2014, the FASB issued ASU 2014-12, "Compensation – Stock Compensation," which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee is able to cease rendering service and still be eligible to vest in the award if the performance target is achieved. The ASU will be effective for the Company October 1, 2016. The Company will prospectively apply the guidance to applicable transactions.

Item 4. Controls and Procedures

As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. Accordingly, management has concluded that the unaudited consolidated condensed financial statements in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
There were no changes to the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, which would be expected to have a material effect on financial reporting.

Part II. Other Information
Item 6.(a) Exhibits
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934 (Asterisk denotes exhibits filed with this report.).

Exhibit No.	Description
3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2014, filed as Exhibit 3.2 of the Company's Form 10-Q dated March 31, 2014 and incorporated herein by reference
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 8, 2014, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2014 and 2013, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at June 30, 2014 and September 30, 2013, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2014 and 2013, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 8, 2014	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)