Form 10-Q
period 2014-12-31
SIFCO INDUSTRIES INC
filed 2015-02-03
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2014 was 5,430,976.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Net sales	$20,080	$26,652
Cost of goods sold	17,081	21,082
Gross profit	2,999	5,570
Selling, general and administrative expenses	4,444	3,459
Amortization of intangible assets	520	545
(Gain) on disposal of operating assets	—	(2)
Operating income (loss)	(1,965)	1,568
Interest income	(3)	(4)
Interest expense	60	85
Foreign currency exchange (gain) loss, net	(10)	5
Other income, net	(107)	(108)
Income (loss) from continuing operations before income tax provision	(1,905)	1,590
Income tax provision (benefit)	(560)	436
Income (loss) from continuing operations	(1,345)	1,154
(Loss) from discontinued operations, net of tax	(63)	(207)
Net income (loss)	$(1,408)	$947

Income (loss) per share from continuing operations
Basic	$(0.25)	$0.22
Diluted	$(0.25)	$0.21

Income (loss) per share from discontinued operations, net of tax
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Net income (loss) per share
Basic	$(0.26)	$0.18
Diluted	$(0.26)	$0.17

Weighted-average number of common shares (basic)	5,422	5,378
Weighted-average number of common shares (diluted)	5,447	5,408
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
Net income (loss)	$(1,408)	$947
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—
Retirement plan liability adjustment	129	150
Interest rate swap agreement adjustment	5	9
Comprehensive income (loss)	$(1,274)	$1,106
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2014	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,975	$4,596
Receivables, net of allowance for doubtful accounts of $284 and $333, respectively	19,919	25,915
Inventories, net	23,990	18,919
Refundable income taxes	1,045	410
Deferred income taxes	791	791
Prepaid expenses and other current assets	2,481	1,878
Current assets of business from discontinued operations	347	392
Total current assets	53,548	52,901
Property, plant and equipment, net	37,083	37,148
Intangible assets, net	10,970	11,490
Goodwill	7,658	7,658
Other assets	512	500
Total assets	$109,771	$109,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	8,002	10,526
Accrued liabilities	3,572	6,432
Current liabilities of business from discontinued operations	204	196
Total current liabilities	13,778	19,154
Long-term debt, net of current maturities	14,952	8,429
Deferred income taxes	775	774
Pension liability	4,194	4,331
Other long-term liabilities	386	389
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,458 at December 31, 2014 and 5,448 at September 30, 2014	5,458	5,448
Additional paid-in capital	9,429	9,102
Retained earnings	71,278	72,683
Accumulated other comprehensive loss	(10,479)	(10,613)
Total shareholders’ equity	75,686	76,620
Total liabilities and shareholders’ equity	$109,771	$109,697
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,408)	$947
Loss from discontinued operations, net of tax	63	207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,714	1,743
Gain on disposal of operating assets	—	(2)
LIFO (income) expense	30	(82)
Share transactions under company stock plan	337	238
Other long-term liabilities	(7)	12
Deferred income taxes	1	41
Changes in operating assets and liabilities:
Receivables	5,996	3,636
Inventories	(5,101)	(951)
Refundable taxes	(635)	—
Prepaid expenses and other current assets	(604)	(246)
Other assets	(7)	(15)
Accounts payable	(165)	(154)
Other accrued liabilities	(1,792)	(817)
Accrued income and other taxes	21	(531)
Net cash provided by (used for) operating activities of continuing operations	(1,557)	4,026
Net cash provided by (used for) operating activities of discontinued operations	(9)	86
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	—
Capital expenditures	(3,488)	(1,154)
Net cash used for investing activities of continuing operations	(3,488)	(1,154)
Net cash provided by investing activities of discontinued operations	—	950
Cash flows from financing activities:
Payments on long term debt	(500)	(2,892)
Proceeds from revolving credit agreement	15,355	11,965
Repayments of revolving credit agreement	(8,332)	(11,707)
Proceeds from exercise of stock options	—	4
Cash dividends paid	(1,090)	(1,081)
Net cash provided by (used for) financing activities of continuing operations	5,433	(3,711)
Increase in cash and cash equivalents	379	197
Cash and cash equivalents at the beginning of the period	4,596	4,508
Cash and cash equivalents at the end of the period	$4,975	$4,705
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(70)	$(71)
Cash paid for income taxes, net	(17)	(802)

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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2014 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K. Since the Annual Report, the Company has changed its estimates process for its workers' compensation reserve. The Company uses a third party actuary to evaluate its reserves annually. Effective in the first quarter of fiscal 2015, the Company changed to a new third party administrator that also evaluates the reserve on a monthly basis. The change in administrators resulted in a reduction in the Company's reserve and a corresponding decrease in expense of approximately $400. The change is reflected in the Company's first quarter fiscal 2015 results.
C. Net Income (loss) per Share
The Company’s net income (loss) per basic share has been computed based on the weighted-average number of common shares outstanding. Net income (loss) per diluted share reflects the effect of the Company’s outstanding stock options, restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended December 31,
	2014	2013
Income (loss) from continuing operations	$(1,345)	$1,154
Income (loss) from discontinued operations, net of tax	(63)	(207)
Net income (loss)	$(1,408)	$947

Weighted-average common shares outstanding (basic)	5,422	5,378
Effect of dilutive securities:
Restricted shares	25	16
Performance shares	—	14
Weighted-average common shares outstanding (diluted)	5,447	5,408

Net income (loss) per share – basic
Continuing operations	$(0.25)	$0.22
Discontinued operations	(0.01)	(0.04)
Net income (loss)	$(0.26)	$0.18

Net income (loss) per share – diluted:
Continuing operations	$(0.25)	$0.21
Discontinued operations	(0.01)	(0.04)
Net income (loss)	$(0.26)	$0.17

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	8	20

D. Derivative Financial Instruments
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At September 30, 2014, the Company held one interest rate swap agreement with a notional amount of $4,000. The interest rate swap matured as of December 31, 2014. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt are based upon LIBOR. During the first quarter of fiscal 2015, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

E. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories
Inventories consist of:

	December 31, 2014	September 30, 2014
Raw materials and supplies	$7,034	$5,957
Work-in-process	7,977	6,232
Finished goods	8,979	6,730
Total inventories	$23,990	$18,919
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 45% and 40% of the Company’s inventories at December 31, 2014 and September 30, 2014, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $7,909 and $7,879 higher than reported at December 31, 2014 and September 30, 2014, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2014	September 30, 2014
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,851)
Retirement plan liability adjustment, net of tax	(4,628)	(4,757)
Interest rate swap agreement adjustment, net of tax	—	(5)
Total accumulated other comprehensive loss	$(10,479)	$(10,613)

4.	Long-Term Debt
Long-term debt consists of:

	December 31, 2014	September 30, 2014
Revolving credit agreement	$13,452	$6,429
Term loan	3,500	4,000
	16,952	10,429
Less – current maturities	2,000	2,000
Total long-term debt	$14,952	$8,429
In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30,000 to $40,000, of which $10,000 is a five year term loan and $30,000 is a five year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan is repayable in quarterly installments of $500 starting December 1, 2011.
The term loan has a LIBOR-based variable interest rate that was 2.2% at December 31, 2014. This rate becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement, which matured in the first quarter of fiscal 2015.

Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At December 31, 2014, the interest rate was 1.0%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of December 31, 2014.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2015 was 29%, compared with 27% for the same period of fiscal 2014, and differs from the U.S. federal statutory rate due primarily to (i) application of foreign tax credits (ii) other U.S. tax credits, and (iii) a domestic production activities deduction.

The Internal Revenue Service finalized regulations, as of August 2014, governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s consolidated financial statements.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2014	2013
Service cost	$37	$31
Interest cost	245	249
Expected return on plan assets	(417)	(393)
Amortization of net loss	141	148
Settlement cost	—	75
Net periodic cost	$6	$110
During the three months ended December 31, 2014 and 2013, the Company has made no contributions and $157, respectively, to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2015.

7.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder approved 2007 Long-Term Incentive Plan (“2007 Plan”). The aggregate number of shares that may be awarded under the 2007 Plan is 600 less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2007 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under the 2007 Plan generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 150% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.
With respect to such performance shares, compensation expense is being accrued. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to vest upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of the grant. The vesting of such shares is determined at the end of the performance period.
During the first three months of fiscal 2015, the Company granted 45 performance share awards under the 2007 Plan with a grant date fair value of $30.57 per share. The shares vest over a three year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of the grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one year.
During the first three months of fiscal 2015, the Company granted 16 restricted shares under the 2007 Plan with a grant date fair value of $30.57 per share. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 263 shares that remain available for award at December 31, 2014. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $529 and $238 during the first three months of fiscal 2015 and 2014, respectively. As of December 31, 2014, there was $2,882 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.

8.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company’s strategy to focus on the Aerospace and Energy ("A&E") market, the Company decided to exit the Turbine Component Service and Repair ("Repair Group") business in the fourth quarter of fiscal 2013.
The table below presents the components of the balance sheet accounts classified as assets and liabilities held for sale at December 31, 2014 and September 30, 2014, respectively.

	December 31, 2014	September 30, 2014
Assets:
Cash	$25	$—
Receivables, net	43	91
Deferred income taxes	15	15
Prepaid expenses and other current assets	—	22
Asset held for sale	264	264
Total current assets of business from discontinued operations	$347	$392

Liabilities:
Accounts payable	—	23
Accrued liabilities	204	173
Total current liabilities of business from discontinued operations	$204	$196
As of December 31, 2014 and September 30, 2014, certain assets were recorded at the lower of their carrying value or fair value.
The financial results of the Repair Group included in discontinued operations were as follows:

	Three Months Ended December 31,
	2014	2013
Net sales	$—	$1,339
Loss before income tax provision	(99)	(331)
Income tax benefit	(36)	(124)
Loss from discontinued operations, net of tax	$(63)	$(207)

9.	Subsequent Events
On January 15, 2015, all the conditions were met under the executed purchase agreement between the Company and a buyer for the sale of the Repair Group's building and land that is currently classified as asset held for sale within Note 8 of the consolidated condensed statements. The Company completed the transaction on January 30, 2015 for the sale price of $1,550.
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

The Company is engaged in the production of forgings and machined components primarily for the A&E markets. The processes and services include forging, heat-treating and machining. The Company operates under one business segment.

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
A. Results of Operations
Non-GAAP Financial Measures
Presented below is certain financial information based on the Company's EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings from continuing operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because it believes that they are useful indicators for evaluating operating performance and liquidity, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company's results of operations as reported in accordance with GAAP. Some of these limitations include:

•	Neither EBITDA nor Adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments on indebtedness;

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
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2014	2013
Net income (loss)	$(1,408)	$947
Less: Income (loss) from discontinued operations, net of tax	(63)	(207)
Income (loss) from continuing operations	(1,345)	1,154
Adjustments:
Depreciation and amortization expense	1,714	1,743
Interest expense, net	57	81
Income tax provision (benefit)	(560)	436
EBITDA	(134)	3,414
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(10)	5
Other income, net (2)	(107)	(108)
Loss (gain) on disposal of operating assets (3)	—	(2)
Equity compensation expense (4)	529	238
Pension settlement expense (5)	—	75
Acquisition transaction-related expenses (6)	254	12
LIFO impact (7)	30	(82)
Orange expansion (8)	143	—
Adjusted EBITDA	$705	$3,552

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.

(5)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(6)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(7)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

(8)	Represents cost related to expansion of one of the plant locations.
Three Months Ended December 31, 2014 compared with Three Months Ended December 31, 2013

Net Sales
Net sales for the first quarter of fiscal 2015 decreased 24.7% to $20.1 million, compared to $26.7 million in the comparable period of fiscal 2014. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft, as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine components for power generation units; and (iv) other commercial applications. Net sales comparative information for the first quarter of fiscal 2015 and 2014 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2014	2013
Aerospace components for:
Fixed wing aircraft	$11.1	$14.6	$(3.5)
Rotorcraft	5.2	8.7	(3.5)
Energy components for power generation units	1.1	2.6	(1.5)
Commercial product and other revenue	2.7	0.8	1.9
Total	$20.1	$26.7	$(6.6)
Overall, net sales for the Company decreased $6.6 million in the first quarter of fiscal 2015 compared to the comparable period of fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due from changes in build rates in programs such as V-22 and C130, which are driving the decline in volume compared to the comparable period. The Company's lower energy components sales were due to a major customer closing their facility. The Company's higher commercial products and other revenue sales were due to sales related to a new ordnance program.
Commercial net sales were 55.1% of total net sales and military net sales were 44.9% of total net sales in the first quarter of fiscal 2015, compared to 49.7% and 50.3%, respectively, in the comparable period in fiscal 2014.  Military net sales decreased $4.4 million to $9.0 million in the first quarter of fiscal 2015, compared to $13.4 million in the comparable period of fiscal 2014 primarily due to the changes in build rates to the programs mentioned above.  Lower sales of the Company's energy components impacted commercial net sales for the first quarter fiscal 2015.
Cost of Goods Sold
Cost of goods sold decreased by $4.0 million, or 19.0%, to $17.1 million during the first quarter of fiscal 2015, compared to $21.1 million in the comparable period of fiscal 2014, primarily due to decrease in sales volume, cost reduction efforts at the Company's plant locations and lower workers' compensation costs due to a change in the estimate process in the first quarter.
Gross Profit
Gross profit decreased $2.6 million to $3.0 million during the first quarter of fiscal 2015, compared to $5.6 million in the comparable period of fiscal 2014. Gross margin was 14.9% during the first quarter of fiscal 2015, compared with 20.9% in the comparable period in fiscal 2014. The decrease in gross margin was primarily due to lower volume, product mix and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.4 million, or 22.1% of net sales, during the first quarter of fiscal 2015, compared to $3.5 million, or 13.0% of net sales, in the comparable period of fiscal 2014. The increase in selling, general and administrative expenses is primarily due to increases in IT consultant costs as a result of the implementation of a new Enterprise Resource Planning ("ERP) system and legal and professional costs associated with the Company's Sarbanes-Oxley compliance, increased compensation and benefit costs due higher long-term incentive compensation.
Amortization of Intangibles
Amortization of intangibles was $0.5 million during both the first quarter of fiscal 2015 and 2014.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarter of both fiscal 2015 and 2014. The interest rate swap matured during the first quarter of fiscal 2015:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2014	2013	2014	2013
Revolving credit agreement	1.0%	1.0%	$ 8.3 million	$ 2.1 million
Term note	2.5%	2.9%	$ 3.9 million	$ 5.7 million
Promissory note	—%	2.0%	$ 0.0 million	$ 1.6 million

Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility for both first quarters of fiscal 2015 and 2014.
Income Taxes

The Company’s effective tax rate in the first three months of fiscal 2015 was 29%, compared to 27% in the comparable period in fiscal 2014. The Company's effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of tax credits, (ii) other U.S. tax credits, and (iii) a domestic production activities deduction.

The effective tax rate includes the value of the research and development for the three months ending December 31, 2014 as the federal tax credit was extended through this period. The research and development credit has not formally been extended through September 30, 2015 and is not fully incorporated into the income tax provision.

(Loss)/Income from Continuing Operations

Loss from continuing operations, net of tax, was $1.4 million, or 6.7% of net sales, during the first quarter of fiscal 2015, compared to income from continuing operations, net of tax of $1.2 million, or 4.3% of net sales, in the comparable period of fiscal 2014.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.1 million during the first quarter of fiscal 2015, compared to a loss from discontinued operations, net of tax, of $0.2 million in the comparable period of fiscal 2014. This line item consists of losses from discontinued operations from the Repair Group.

The loss in fiscal 2015 and 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first quarter of fiscal 2014. The Company anticipates finalizing the sale of the building and land in the second quarter of fiscal 2015.

Net (Loss)/Income

Net loss was $1.4 million, or 7.0% of net sales, during the first quarter of fiscal 2015, compared to net income of $0.9 million, or 3.6% of net sales, in the comparable period of fiscal 2014.  Net income decreased primarily due to decreased net sales and higher selling, general and administrative expenses as noted above.
B. Liquidity and Capital Resources
Cash and cash equivalents were $5.0 million at December 31, 2014 compared with $4.6 million at September 30, 2014. At December 31, 2014, essentially all of the $5.0 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to adverse tax consequences.
The Company’s operating activities of continuing operations used $1.6 million of cash in the first quarter of fiscal 2015 compared with $4.0 million of cash provided by operating activities of continuing operations in the first quarter of fiscal 2014. The cash used by operating activities of continuing operations in the first quarter of fiscal 2015 was primarily due to net loss of $1.4 million and $2.1 million from the impact of such non-cash items as depreciation and amortization expense and equity based compensation expense, which was partially offset by a $2.2 million decrease in working capital. These changes were due to factors resulting from normal business conditions of the Company, including (i) supporting growth in the business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers.
Capital expenditures were $3.5 million in the first quarter of fiscal 2015 compared with $1.2 million in the comparable period of fiscal 2014. The increase is attributed to the Company's ERP installation and a large capital investment at the Cleveland plant which will reduce operating costs. In addition to the $3.5 million expended during the first quarter of fiscal 2015, $0.1 million was committed as of December 31, 2014. The Company anticipates that total fiscal 2015 capital expenditures will be within the range of $11.0 to $12.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and the implementation of a new ERP system.

In the fourth quarter of fiscal 2014, the Company declared a cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015.

In October 2011, the Company entered into an amendment to its existing credit agreement (the “Credit Agreement Amendment”) with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million is a five (5) year term loan and $30.0 million is a five year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan is repayable in quarterly installments of $0.5 million starting December 1, 2011.
The term loan has a variable interest rate based on LIBOR, which becomes an effective fixed rate of 2.9% after giving effect to an interest rate swap agreement, which matured in the first quarter of fiscal 2015. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. In November 2013, the Company repaid a non-interest bearing promissory note that was issued to the seller of one of the Company's plant locations known as Quality Aluminum Forgings, LLC. The Company was in compliance with all applicable loan covenants as of December 31, 2014.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Company’s credit agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under its existing credit agreement.
As described more fully in Note 8 to the unaudited consolidated condensed financial statements, the Company exited the Repair Group business in December 2013. In December 2013, the Company received net cash proceeds of $1.0 million from the sale of the Repair Group's machinery and equipment.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed, with the exception of the following:

Workers' Compensation Reserve
In the first quarter of fiscal 2015, the Company switched third party administrators, who with the Company took a different view of the Company's estimate process. As a result of this change in estimate, the Company recorded a reduction to the workers' compensation reserve and a corresponding decrease in expense of approximately $400. The change is reflected in the Company's results in the first quarter of fiscal 2015.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Interest payable on the Company's term loan is at a variable rate based upon LIBOR.  As of December 31, 2014, the Company had $3.5 million outstanding on the term note. Interest payable under the Company's revolving credit facility is at a variable rate based upon the LIBOR rate plus a margin depending on a leverage ratio. As of December 31, 2014, the Company had $13.5 million drawn on the revolving credit facility.

If interest rates were to increase or decrease 100 basis points (1%) from the December 31, 2014 rate, and assuming no change in the amount outstanding under the term note and the revolving credit facility, interest expense would result in a change of $0.1 million per quarter.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report. The Company identified material weaknesses in internal controls in the following areas: segregation of duties within the information technology environment at one facility; and the precision and sufficiency of reviews performed on reconciliations and calculations around inventory related items.
During the quarter ended December 31, 2014, the Company completed the implementation of a new enterprise software system at one of the Company's locations. Where appropriate, the Company made changes to the affected internal controls and are in the process of testing their operating effectiveness.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of December 31, 2014, set forth above.
With respect to segregation of duties, management is actively investigating other information technology tools and additional detective and monitoring controls to either eliminate or mitigate potential segregation of duties concerns due to the uncertainty around the timing of the ERP implementation at the facility with the segregation of duties issue.
With respect to the precision of reviews, management is in the process of designing procedures to enhance the precision of reviews and has added controls to validate the accuracy of reconciliations related to inventory.
Certain of the changes described above were in process as of December 31, 2014, but had not yet been completed, documented or tested. The Company expects that the remediation of the material weaknesses described in this Item 4 will be completed in fiscal 2015.
Changes in Internal Control over Financial Reporting and other Remediation

Except as described in Item 4, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information
Items 1A, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
Item 1. Legal Proceedings
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

Exhibit No.	Description
4.2
First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

4.3
Second Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated July 23, 2013, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 23, 2013 and incorporated herein by reference

4.4
Third Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated September 25, 2014, filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2014 and incorporated herein by reference

9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference
*9.2	Voting Trust Extension Agreement dated January 15, 2015
10.1	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 filed with the SEC on February 3, 2015, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2014 and 2013, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2014 and 2013, (iii) Consolidated Condensed Balance Sheets at December 31, 2014 and September 30, 2014, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2014 and 2013, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 3, 2015	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2015	/s/ Catherine M. Kramer
Catherine M. Kramer
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)