Form 10-Q
period 2015-03-31
SIFCO INDUSTRIES INC
filed 2015-05-05
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at March 31, 2015 was 5,448,007.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$24,615	$29,044	$44,695	$55,696
Cost of goods sold	20,914	22,740	37,992	43,822
Gross profit	3,701	6,304	6,703	11,874
Selling, general and administrative expenses	4,486	3,444	8,930	6,902
Amortization of intangible assets	520	545	1,040	1,090
Loss (gain) on disposal of operating assets	2	—	2	(2)
Operating income (loss)	(1,307)	2,315	(3,269)	3,884
Interest income	(3)	(5)	(7)	(9)
Interest expense	48	51	108	136
Foreign currency exchange (gain) loss, net	(48)	(1)	(57)	6
Other income, net	(107)	(108)	(214)	(217)
Income (loss) from continuing operations before income tax provision (benefit)	(1,197)	2,378	(3,099)	3,968
Income tax provision (benefit)	(334)	867	(894)	1,303
Income (loss) from continuing operations	(863)	1,511	(2,205)	2,665
Income (loss) from discontinued operations, net of tax	799	(85)	736	(292)
Net income (loss)	$(64)	$1,426	$(1,469)	$2,373

Income (loss) per share from continuing operations
Basic	$(0.16)	$0.28	$(0.41)	$0.49
Diluted	$(0.16)	$0.28	$(0.41)	$0.49

Income (loss) per share from discontinued operations, net of tax
Basic	$0.15	$(0.02)	$0.14	$(0.05)
Diluted	$0.15	$(0.02)	$0.14	$(0.05)

Net income (loss) per share
Basic	$(0.01)	$0.26	$(0.27)	$0.44
Diluted	$(0.01)	$0.26	$(0.27)	$0.44

Weighted-average number of common shares (basic)	5,438	5,407	5,430	5,393
Weighted-average number of common shares (diluted)	5,446	5,423	5,447	5,415
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$(64)	$1,426	$(1,469)	$2,373
Other comprehensive income (loss), net of tax:
Retirement plan liability adjustment	132	153	261	302
Interest rate swap agreement adjustment	—	8	5	17
Comprehensive income (loss)	$68	$1,587	$(1,203)	$2,692
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,687	$4,596
Receivables, net of allowance for doubtful accounts of $505 and $333, respectively	23,245	25,915
Inventories, net	25,660	18,919
Refundable income taxes	1,802	410
Deferred income taxes	791	791
Prepaid expenses and other current assets	3,302	1,878
Current assets of business from discontinued operations	—	392
Total current assets	59,487	52,901
Property, plant and equipment, net	36,729	37,148
Intangible assets, net	10,450	11,490
Goodwill	7,658	7,658
Other assets	521	500
Total assets	$114,845	$109,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	9,617	10,526
Accrued liabilities	6,702	6,432
Current liabilities of business from discontinued operations	10	196
Total current liabilities	18,329	19,154
Long-term debt, net of current maturities	15,575	8,429
Deferred income taxes	772	774
Pension liability	4,056	4,331
Other long-term liabilities	331	389
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,470 at March 31, 2015 and 5,448 at September 30, 2014	5,470	5,448
Additional paid-in capital	9,444	9,102
Retained earnings	71,215	72,683
Accumulated other comprehensive loss	(10,347)	(10,613)
Total shareholders’ equity	75,782	76,620
Total liabilities and shareholders’ equity	$114,845	$109,697
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,469)	$2,373
(Income) loss from discontinued operations, net of tax	(736)	292
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,535	3,358
Loss (gain) on disposal of operating assets	2	(2)
LIFO (income) expense	185	(164)
Share transactions under company stock plan	365	292
Other long-term liabilities	(68)	(26)
Deferred income taxes	(2)	41
Changes in operating assets and liabilities:
Receivables	2,670	2,617
Inventories	(6,927)	(2,871)
Refundable taxes	(1,392)	—
Prepaid expenses and other current assets	(1,424)	(569)
Other assets	(22)	(40)
Accounts payable	1,617	4,850
Other accrued liabilities	1,259	(380)
Accrued income and other taxes	101	(1,258)
Net cash provided by (used for) operating activities of continuing operations	(2,306)	8,513
Net cash provided by (used for) operating activities of discontinued operations	(479)	471
Cash flows from investing activities:
Proceeds from disposal of operating assets	2	—
Capital expenditures	(4,604)	(3,714)
Net cash used for investing activities of continuing operations	(4,602)	(3,714)
Net cash provided by investing activities of discontinued operations	1,422	950
Cash flows from financing activities:
Payments on long term debt	(1,000)	(3,393)
Proceeds from revolving credit agreement	27,154	17,027
Repayments of revolving credit agreement	(19,008)	(18,774)
Proceeds from exercise of stock options	—	4
Cash dividends paid	(1,090)	(1,081)
Net cash provided by (used for) financing activities of continuing operations	6,056	(6,217)
Increase in cash and cash equivalents	91	3
Cash and cash equivalents at the beginning of the period	4,596	4,508
Cash and cash equivalents at the end of the period	$4,687	$4,511
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(103)	$(108)
Cash paid for income taxes, net	(817)	(1,268)

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
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K. Since the Annual Report, the Company has changed its estimates process for its workers' compensation reserve. The Company uses a third party actuary to evaluate its reserves annually. Effective in the first quarter of fiscal 2015, the Company changed to a new third party administrator that also evaluates the reserve on a monthly basis. The change in administrators resulted in a reduction in the Company's reserve and a corresponding decrease in expense of approximately $400. The change is reflected in the Company's first six months of fiscal 2015 results.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(863)	$1,511	$(2,205)	$2,665
Income (loss) from discontinued operations, net of tax	799	(85)	736	(292)
Net income (loss)	$(64)	$1,426	$(1,469)	$2,373

Weighted-average common shares outstanding (basic)	5,438	5,407	5,430	5,393
Effect of dilutive securities:
Restricted shares	6	13	16	15
Performance shares	2	3	1	7
Weighted-average common shares outstanding (diluted)	5,446	5,423	5,447	5,415

Net income (loss) per share – basic
Continuing operations	$(0.16)	$0.28	$(0.41)	$0.49
Discontinued operations	0.15	(0.02)	0.14	(0.05)
Net income (loss)	$(0.01)	$0.26	$(0.27)	$0.44

Net income (loss) per share – diluted:
Continuing operations	$(0.16)	$0.28	$(0.41)	$0.49
Discontinued operations	0.15	(0.02)	0.14	(0.05)
Net income (loss)	$(0.01)	$0.26	$(0.27)	$0.44

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	20	24	14	22

D. Derivative Financial Instruments
The Company uses an interest rate swap agreement to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At September 30, 2014, the Company held one interest rate swap agreement with a notional amount of $4,000. The interest rate swap matured as of December 31, 2014. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. During the first quarter of fiscal 2015, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

E. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

2.	Inventories
Inventories consist of:

	March 31, 2015	September 30, 2014
Raw materials and supplies	$6,843	$5,957
Work-in-process	9,682	6,232
Finished goods	9,135	6,730
Total inventories	$25,660	$18,919
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 50% and 40% of the Company’s inventories at March 31, 2015 and September 30, 2014, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,064 and $7,879 higher than reported at March 31, 2015 and September 30, 2014, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2015	September 30, 2014
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,851)
Retirement plan liability adjustment, net of tax	(4,496)	(4,757)
Interest rate swap agreement adjustment, net of tax	—	(5)
Total accumulated other comprehensive loss	$(10,347)	$(10,613)

4.	Long-Term Debt
Long-term debt consists of:

	March 31, 2015	September 30, 2014
Revolving credit agreement	$14,575	$6,429
Term loan	3,000	4,000
	17,575	10,429
Less – current maturities	2,000	2,000
Total long-term debt	$15,575	$8,429
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
The term loan has a LIBOR-based variable interest rate that was 2.3% at March 31, 2015. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. At March 31, 2015, the interest rate was 1.0%. The loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. In September 2014, the Company entered into an amendment to its existing credit agreement to revise the definition of the fixed charge ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. The Company was in compliance with all applicable loan covenants as of March 31, 2015.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2015 was 29%, compared with 33% for the same period of fiscal 2014. This decrease is primarily attributed to an increase in U.S. federal tax credits applied against forecasted income in fiscal 2015 as well as discrete tax expense of $63 related to prior periods, applied against a year-to-date domestic loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the application of U.S. tax credits as well as income in Ireland that is taxed at a rate that is less than the U.S. statutory federal income tax rate.

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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$37	$30	$73	$61
Interest cost	244	250	487	501
Expected return on plan assets	(418)	(393)	(835)	(786)
Amortization of net loss	136	151	273	301
Settlement cost	—	50	—	125
Net periodic cost	$(1)	$88	$(2)	$202
During the six months ended March 31, 2015 and 2014, the Company has made no contributions and $255, respectively, to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2015.

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
During the first six months of fiscal 2015, 56 performance share awards were granted, 11 performance shares were vested and 71 performance share awards expired or were forfeited under the 2007 Plan. The shares vest over a three year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of the grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one year.
During the first six months months of fiscal 2015, 26 restricted shares were granted, 33 restricted shares were vested and 5 restricted shares were forfeited under the 2007 Plan. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 283 shares that remain available for award at March 31, 2015. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $400 and $553 during the first six months of fiscal 2015 and 2014, and a benefit of $129 and expense of $315 during the second quarter of fiscal 2015 and 2014, respectively. Included in severance expense is stock-based compensation expense for shares issued to a former executive officer as part of the executive's severance package in the amount of $233 for the six months ended and three months ended of fiscal 2015. As of March 31, 2015, there was $2,174 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.

8.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company’s strategy to focus on the Aerospace and Energy ("A&E") market, the Company decided to exit the Turbine Component Service and Repair ("Repair Group") business in the fourth quarter of fiscal 2013.
The table below presents the components of the balance sheet accounts classified as assets and liabilities of discontinued operations at March 31, 2015 and September 30, 2014, respectively.

	March 31, 2015	September 30, 2014
Assets:
Receivables, net	$—	$91
Deferred income taxes	—	15
Prepaid expenses and other current assets	—	22
Asset held for sale	—	264
Total current assets of business from discontinued operations	$—	$392

Liabilities:
Accounts payable	$10	$23
Accrued liabilities	—	173
Total current liabilities of business from discontinued operations	$10	$196
At September 30, 2014, certain assets were recorded at the lower of their carrying value or fair value. The Company completed a transaction on January 30, 2015 for the sale of the building and land for the cash proceeds of $1,422, net of selling expenses.
The financial results of the Repair Group included in discontinued operations were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$1,339
Income (loss) before income tax provision	1,259	(136)	1,160	(467)
Income tax (benefit) expense	460	(51)	424	(175)
Income (loss) from discontinued operations, net of tax	$799	$(85)	$736	$(292)

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income (loss), net sales, and operating income (loss), to measure operating performance. Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net income (loss) or cash flow from operations determined in accordance with GAAP. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income (loss)	$(64)	$1,426	$(1,469)	$2,373
Less: Income (loss) from discontinued operations, net of tax	799	(85)	736	(292)
Income (loss) from continuing operations	(863)	1,511	(2,205)	2,665
Adjustments:
Depreciation and amortization expense	1,820	1,615	3,535	3,358
Interest expense, net	45	46	101	127
Income tax provision (benefit)	(334)	867	(894)	1,303
EBITDA	668	4,039	537	7,453
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(48)	(1)	(57)	6
Other income, net (2)	(107)	(108)	(214)	(217)
Loss (gain) on disposal of operating assets (3)	2	—	2	(2)
Non-recurring severance expense (4)	964	—	964	—
Equity compensation expense (benefit) (5)	(129)	315	400	553
Pension settlement expense (6)	—	50	—	125
Acquisition transaction-related expenses (7)	513	35	767	45
LIFO impact (8)	155	(82)	185	(164)
Orange expansion (9)	147	—	289	—
Adjusted EBITDA	$2,165	$4,248	$2,873	$7,799

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)
Represents severance expense related to the departure of an executive officer. Included in the $964 is $233 of equity based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.

(5)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.

(6)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(7)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(8)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

(9)	Represents cost related to expansion of one of the plant locations.

Six Months Months Ended March 31, 2015 compared with Six Months Ended March 31, 2014

Net Sales
Net sales for the first six months of fiscal 2015 decreased 19.8% to $44.7 million, compared to $55.7 million in the comparable period of fiscal 2014. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft, as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine components for power generation units; and (iv) other commercial applications. Net sales comparative information for the first six months of fiscal 2015 and 2014 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$24.8	$29.0	$(4.2)
Rotorcraft	11.3	15.4	(4.1)
Energy components for power generation units	3.3	8.0	(4.7)
Commercial product and other revenue	5.3	3.3	2.0
Total	$44.7	$55.7	$(11.0)
Overall, net sales for the Company decreased $11.0 million in the first six months of fiscal 2015 compared to the comparable period of fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due from changes in build rates in programs such as V-22 and C130, which are driving the decline in volume compared to the comparable period and from delays in raw material availability. The Company's lower energy components sales were due to a major customer closing its facility. The Company's higher commercial products and other revenue sales were due to sales related to a new ordnance program, which consisted of approximately $2.4 million in growth compared to fiscal 2014.
Commercial net sales were 56.7% of total net sales and military net sales were 43.3% of total net sales in the first six months of fiscal 2015, compared to 54.6% and 45.4%, respectively, in the comparable period in fiscal 2014.  Military net sales decreased $5.9 million to $19.4 million in the first six months of fiscal 2015, compared to $25.3 million in the comparable period of fiscal 2014 primarily due to the changes in build rates to the programs mentioned above.  Commercial net sales decreased $5.1 million to $25.3 million in the first six months of fiscal 2015, compared to $30.4 million in the comparable period of fiscal 2014, primarily due to lower sales from the Company's energy components as noted above.
Cost of Goods Sold
Cost of goods sold decreased by $5.8 million, or 13.3%, to $38.0 million during the first six months of fiscal 2015, compared to $43.8 million in the comparable period of fiscal 2014, primarily due to the decrease in sales volume, cost reduction efforts at the Company's plant locations and lower workers' compensation costs in the amount of $0.4 million due to a change in the estimate process in the first half.
Gross Profit
Gross profit decreased $5.2 million to $6.7 million during the first six months of fiscal 2015, compared to $11.9 million in the comparable period of fiscal 2014. Gross margin was 15.0% during the first six months of fiscal 2015, compared with 21.3% in the comparable period in fiscal 2014. The decrease in gross margin was primarily due to lower sales volume, which resulted in decreased leverage over fixed costs, as well as changes in product mix and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.9 million, or 20.0% of net sales, during the first six months of fiscal 2015, compared to $6.9 million, or 12.4% of net sales, in the comparable period of fiscal 2014. The increase in selling, general and administrative expenses is primarily due to $1.0 million of non-recurring severance expense due to the departure of a former executive officer, an increase of $0.7 million in legal and professional fees primarily associated with transactional costs related to the Company's definitive agreement to acquire C Blade S.pA. Forging & Manufacturing (“C Blade”) as disclosed in the Company's March 17, 2015 Form 8-K filing, an increase of $0.4 million of Information Technology consultant costs as a result of the implementation of a new Enterprise Resource Planning ("ERP") system, a $0.3 million increase of plant expansion costs, a $0.2 million increase in bad debt reserve due to customer going bankrupt, which is partially offset by a net decrease in compensation and benefit costs in the amount of $0.8 million due to the reversal of incentive accruals and forfeitures of shares related to long-term incentive compensation.

Amortization of Intangibles
Amortization of intangibles was $1.0 million during the first six months of fiscal 2015 and of 2014.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2015 and 2014. The interest rate swap matured during the first quarter of fiscal 2015:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2015	2014	2015	2014
Revolving credit agreement	1.1%	1.0%	$ 9.4 million	$ 1.3 million
Term note	2.4%	2.9%	$ 3.6 million	$ 5.4 million
Promissory note	—%	2.0%	$ 0.0 million	$ 0.8 million
Other income, net, consists principally of $0.2 million of rental income earned from the lease of the Company's Cork, Ireland facility for both first six months of fiscal 2015 and 2014.
Income Taxes
The Company’s effective tax rate in the first six months of fiscal 2015 was 29%, compared to 33% in the comparable period in fiscal 2014. This decrease is primarily attributed to an increase in U.S. federal tax credits applied against forecasted income in fiscal 2015 as well as discrete tax expense of $63 related to prior periods, applied against a year-to-date domestic loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the application of U.S. tax credits as well as income in Ireland that is taxed at a rate that is less than the U.S. statutory federal income tax rate.

The effective tax rate includes the value of the research and development credit for the three months ended December 31, 2014 as the federal tax credit was extended through this period. The research and development credit has not formally been extended through September 30, 2015 and is therefore not fully incorporated into the income tax provision.

(Loss)/Income from Continuing Operations
Loss from continuing operations, net of tax, was $2.2 million, or 4.9% of net sales, during the first six months of fiscal 2015, compared to income from continuing operations, net of tax of $2.7 million, or 4.8% of net sales, in the comparable period of fiscal 2014.

(Loss)/Income from Discontinued Operations
Income from discontinued operations, net of tax, was $0.7 million during the first six months of fiscal 2015, compared to a loss from discontinued operations, net of tax, of $0.3 million in the comparable period of fiscal 2014. This line item consists of losses from discontinued operations from the Repair Group.

The gain in fiscal 2015 is primarily due to the after-tax gain of $0.8 million on the sale of the building and land of the Repair Group during the second quarter of fiscal 2015. The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first six months of fiscal 2014.

Net (Loss)/Income
Net loss was $1.5 million, or 3.3% of net sales, during the first six months of fiscal 2015, compared to net income of $2.4 million, or 4.3% of net sales, in the comparable period of fiscal 2014.  Net income decreased primarily due to decreased net sales and higher selling, general and administrative expenses as noted above.

Three Months March 31, 2015 compared with Three Months Ended March 31, 2014

Net Sales
Net sales for the second quarter of fiscal 2015 decreased 15.3% to $24.6 million, compared to $29.0 million in the comparable period of fiscal 2014. Net sales comparative information for the second quarter of fiscal 2015 and 2014 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$13.7	$14.5	$(0.8)
Rotorcraft	6.2	6.6	(0.4)
Energy components for power generation units	2.1	5.4	(3.3)
Commercial product and other revenue	2.6	2.5	0.1
Total	$24.6	$29.0	$(4.4)
Overall, net sales for the Company decreased $4.4 million in the second quarter of fiscal 2015 compared to the comparable period of fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due from changes in build rates in programs such as V-22 and C130, which are driving the decline in volume compared to the comparable period and from delays in raw material availability. The Company's lower energy components sales were due to a major customer closing its facility.
Commercial net sales were 57.9% of total net sales and military net sales were 42.1% of total net sales in the second quarter of fiscal 2015, compared to 59.1% and 40.9%, respectively, in the comparable period in fiscal 2014.  Military net sales decreased $1.5 million to $10.4 million in the second quarter of fiscal 2015, compared to $11.9 million in the comparable period of fiscal 2014 primarily due to the changes in build rates to the programs mentioned above.  Commercial net sales decreased $2.9 million to $14.2 million in the second quarter of fiscal 2015, compared to $17.1 million in the comparable period of fiscal 2014, primarily due to lower sales from the Company's energy components as noted above.
Cost of Goods Sold
Cost of goods sold decreased by $1.8 million, or 8.0%, to $20.9 million during the second quarter of fiscal 2015, compared to $22.7 million in the comparable period of fiscal 2014, primarily due to the decrease in sales volume and cost reduction efforts at the Company's plant locations.
Gross Profit
Gross profit decreased $2.6 million to $3.7 million during the second quarter of fiscal 2015, compared to $6.3 million in the comparable period of fiscal 2014. Gross margin was 15.0% during the second quarter of fiscal 2015, compared with 21.7% in the comparable period in fiscal 2014. The decrease in gross margin was primarily due to lower sales volume, which resulted in decreased leverage over fixed costs, as well as changes in product mix and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.5 million, or 18.2% of net sales, during the second quarter of fiscal 2015, compared to $3.4 million, or 11.9% of net sales, in the comparable period of fiscal 2014. The increase in selling, general and administrative expenses is primarily due to $1.0 million of non-recurring severance expense due to the departure of a former executive officer, an increase in $0.5 million of legal and professional fees primarily associated with transactional costs related to the Company's definitive agreement to acquire C Blade as disclosed in the Company's March 17, 2015 Form 8-K filing, a $0.2 million increase in bad debt reserve due to customer going bankrupt, and a $0.2 million increase of plant expansion costs, which is partially offset by a net decrease in compensation and benefit costs in the amount of by $0.7 million due to the reversal of incentive accruals and forfeitures of shares related to long-term incentive compensation.
Amortization of Intangibles
Amortization of intangibles was $0.5 million during the second quarter of fiscal 2015 and of 2014.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarter of both fiscal 2015 and 2014:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2015	2014	2015	2014
Revolving credit agreement	1.0%	1.0%	$ 10.6 million	$ 0.6 million
Term note	2.3%	2.9%	$ 3.3 million	$ 5.2 million
Promissory note	—%	—%	$ 0.0 million	$ 0.0 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility for both second quarters of fiscal 2015 and 2014.
Income Taxes
The Company’s effective tax rate in the second quarter of fiscal 2015 was 28%, compared to 36% in the comparable period in fiscal 2014. This decrease is primarily attributed to an increase in U.S. federal tax credits applied against forecasted income in fiscal 2015 as well as discrete tax expense of $63 related to prior periods, applied against a quarter-to-date domestic loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the application of U.S. tax credits as well as income in Ireland that is taxed at a rate that is less than the U.S. statutory federal income tax rate.
(Loss)/Income from Continuing Operations
Loss from continuing operations, net of tax, was $0.9 million, or 3.5% of net sales, during the second quarter of fiscal 2015, compared to income from continuing operations, net of tax of $1.5 million, or 5.2% of net sales, in the comparable period of fiscal 2014.
(Loss)/Income from Discontinued Operations
Income from discontinued operations, net of tax, was $0.8 million during the second quarter of fiscal 2015, compared to a loss from discontinued operations, net of tax, of $0.1 million in the comparable period of fiscal 2014. This line item consists of losses from discontinued operations from the Repair Group.

The income in the second quarter of fiscal 2015 is due to the after-tax gain of $0.8 million on the sale of the building and land of the Repair Group during the second quarter of fiscal 2015. The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first quarter of fiscal 2014.
Net (Loss)/Income
Net loss was $0.1 million, during the second quarter of fiscal 2015, compared to net income of $1.4 million, in the comparable period of fiscal 2014.  The decrease of net income is primarily due to decreased net sales and gross margin, higher selling, general and administrative expenses as noted above, which was partially offset with the sale of the land and building for the Repair Group.
B. Liquidity and Capital Resources
Cash and cash equivalents were $4.7 million at March 31, 2015 compared with $4.6 million at September 30, 2014. At March 31, 2015, essentially all of the $4.7 million of the Company’s cash and cash equivalents were in the possession of its non-operating Irish subsidiary. Distributions from the Company’s Irish subsidiary to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities of continuing operations used $2.3 million of cash in the first six months of fiscal 2015 compared with $8.5 million of cash provided by operating activities of continuing operations in the first six months of fiscal 2014. The cash used by operating activities of continuing operations in the first six months of fiscal 2015 was primarily due to net loss of $1.5 million and $4.0 million from the impact of such non-cash items as depreciation and amortization expense, LIFO effect and equity based compensation expense, which was partially offset by a $4.1 million decrease in working capital. The increase in non-cash items compared to the prior period is primarily due to an increase in depreciation expense related to the implementation of the new ERP system and the completion of the large capital investment at the Cleveland plant location. The use in working capital is primarily due to factors resulting from normal business conditions of the Company, including increased inventory to support anticipated growth in the business, the relative timing of sales and collections from customers, and the relative timing of payments to suppliers.

Investing Activities
Cash used for investing activities of continuing operations was $4.6 million in the first six months of fiscal 2015, compared to $3.7 million in the first six months of fiscal 2014. The increase is attributed to the Company's ERP installation and a large capital investment at the Cleveland plant which will reduce operating costs. In addition to the $4.6 million expended during the first six months of fiscal 2015, $0.8 million was committed as of March 31, 2015. The Company anticipates that total fiscal 2015 capital expenditures will be within the range of $11.0 to $12.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and the implementation of a new ERP system.

In January 2015, the sale of the land and building of the Repair Group was completed and the Company received cash proceeds of $1.4 million, net of transaction fees. The proceeds from this sale was used to pay down the Company's revolving credit facility. In the first six months of fiscal 2014, as part of exiting the Repair Group business, the Company received net cash proceeds of $1.0 million from the sale of the Repair Group's machinery and equipment.

Financing Activities
Cash provided by financing activities was $6.1 million in the first six months of fiscal 2015, compared to $6.2 of cash used for financing activities in the first six months of fiscal 2014.

The Company had net borrowings under the revolving credit facility of $8.1 million in the first six months of fiscal 2015, compared to net repayments of $1.7 million in the first six months of fiscal 2014. The increase in net borrowings from the revolving credit facility was to fulfill working capital requirements, along with funding of the capital expenditures mentioned above and funding the cash dividend of $0.20 per common share declared in the fourth quarter of fiscal 2014, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015. As mentioned above, the proceeds related to the Repair Group were used to repay the Company's revolving credit facility in both fiscal 2015 and 2014.
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
The term loan has a variable interest rate based on LIBOR. Borrowing under the revolving loan bears interest at a rate equal to LIBOR plus 0.75% to 1.75%, which percentage fluctuates based on the Company’s leverage ratio of outstanding indebtedness to EBITDA. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.10% to 0.25% to be incurred on the unused balance. In November 2013, the Company repaid a non-interest bearing promissory note that was issued to the seller of one of the Company's plant locations known as Quality Aluminum Forgings, LLC. The Company was in compliance with all applicable loan covenants as of March 31, 2015.
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

Workers' Compensation Reserve
In the first quarter of fiscal 2015, the Company switched third party administrators, who, with the Company, took a different view of the Company's estimate process. As a result of this change in estimate, the Company recorded a reduction to the workers' compensation reserve and a corresponding decrease in expense of approximately $0.4 million. The change is reflected in the Company's results in the first half of fiscal 2015.
D. Impact of Newly Issued Accounting Standards
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the extraordinary items concept from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for the Company on October 1, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Interest payable on the Company's term loan is at a variable rate based upon LIBOR.  As of March 31, 2015, the Company had $3.0 million outstanding on the term note. Interest payable under the Company's revolving credit facility is at a variable rate based upon the LIBOR rate plus a margin depending on a leverage ratio. As of March 31, 2015, the Company had $14.6 million drawn on the revolving credit facility.

If interest rates were to increase or decrease 100 basis points (1%) from the March 31, 2015 rate, and assuming no change in the amount outstanding under the term note and the revolving credit facility, interest expense would result in a change of $0.1 million per quarter.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report. The Company identified material weaknesses in internal controls in the following areas: segregation of duties within the information technology environment at one facility; and the precision and sufficiency of reviews performed on reconciliations and calculations around inventory related items.
Through the quarter ended March 31, 2015, the Company completed the implementation of a new enterprise software system at one of the Company's locations. Where appropriate, the Company made changes to the affected internal controls and are in the process of testing their operating effectiveness.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of March 31, 2015, set forth above.
With respect to segregation of duties, management is actively implementing information technology tools and additional detective and monitoring controls to either eliminate or mitigate potential segregation of duties concerns due to the uncertainty around the timing of the ERP implementation at the facility with the segregation of duties issue.
With respect to the precision of reviews, management has designed and implemented procedures to enhance the precision of reviews and has added controls to validate the accuracy of reconciliations related to inventory.
Certain of the changes described above were in process as of March 31, 2015, but had not yet been completed, documented or tested. The Company expects that the remediation of the material weaknesses described in this Item 4 will be completed in fiscal 2015.
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

9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated December 31, 2014 and incorporated herein by reference
10.1	SIFCO Industries, Inc. 1995 Stock Option Plan, filed as Exhibit 10(d) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
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

10.9	Separation agreement between the Company and James P. Woidke, dated February 27, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated March 2, 2015, and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 5, 2015, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2015 and 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at March 31, 2015 and September 30, 2014, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2015 and 2014, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 5, 2015	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2015	/s/ Thomas R. Kubera
Thomas R. Kubera
Interim Chief Financial Officer and
Corporate Controller
(Principal Accounting Officer)