Form 10-Q
period 2015-06-30
SIFCO INDUSTRIES INC
filed 2015-08-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at June 30, 2015 was 5,448,007.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$28,717	$30,999	$73,412	$86,696
Cost of goods sold	23,750	23,977	61,742	68,118
Gross profit	4,967	7,022	11,670	18,578
Selling, general and administrative expenses	5,863	3,927	14,793	10,512
Amortization of intangible assets	520	545	1,560	1,635
Loss (gain) on disposal of operating assets	61	(1)	63	(3)
Operating income (loss)	(1,477)	2,551	(4,746)	6,434
Interest income	(3)	(4)	(10)	(14)
Interest expense	83	45	191	181
Foreign currency exchange (gain) loss, net	109	(2)	52	4
Other income, net	(180)	(108)	(394)	(325)
Income (loss) from continuing operations before income tax provision (benefit)	(1,486)	2,620	(4,585)	6,588
Income tax provision (benefit)	(479)	637	(1,373)	1,940
Income (loss) from continuing operations	(1,007)	1,983	(3,212)	4,648
Income (loss) from discontinued operations, net of tax	—	(76)	736	(368)
Net income (loss)	$(1,007)	$1,907	$(2,476)	$4,280

Income (loss) per share from continuing operations
Basic	$(0.19)	$0.37	$(0.59)	$0.86
Diluted	$(0.19)	$0.37	$(0.59)	$0.86

Income (loss) per share from discontinued operations, net of tax
Basic	$—	$(0.01)	$0.14	$(0.07)
Diluted	$—	$(0.01)	$0.14	$(0.07)

Net income (loss) per share
Basic	$(0.19)	$0.36	$(0.45)	$0.79
Diluted	$(0.19)	$0.36	$(0.45)	$0.79

Weighted-average number of common shares (basic)	5,448	5,413	5,435	5,399
Weighted-average number of common shares (diluted)	5,454	5,431	5,449	5,420
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,007)	$1,907	$(2,476)	$4,280
Other comprehensive income (loss), net of tax:
Retirement plan liability adjustment	137	37	398	338
Interest rate swap agreement adjustment	—	9	5	27
Comprehensive income (loss)	$(870)	$1,953	$(2,073)	$4,645
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2015	September 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,768	$4,596
Receivables, net of allowance for doubtful accounts of $540 and $333, respectively	25,691	25,915
Inventories, net	27,450	18,919
Refundable income taxes	1,233	410
Deferred income taxes	791	791
Prepaid expenses and other current assets	2,353	1,878
Current assets of business from discontinued operations	—	392
Total current assets	80,286	52,901
Property, plant and equipment, net	38,112	37,148
Intangible assets, net	9,930	11,490
Goodwill	7,658	7,658
Other assets	934	500
Total assets	$136,920	$109,697
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,857	$2,000
Accounts payable	10,540	10,526
Accrued liabilities	7,182	6,432
Current liabilities of business from discontinued operations	10	196
Total current liabilities	20,589	19,154
Long-term debt, net of current maturities	36,008	8,429
Deferred income taxes	772	774
Pension liability	3,919	4,331
Other long-term liabilities	335	389
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,468 at June 30, 2015 and 5,448 at September 30, 2014	5,468	5,448
Additional paid-in capital	9,832	9,102
Retained earnings	70,207	72,683
Accumulated other comprehensive loss	(10,210)	(10,613)
Total shareholders’ equity	75,297	76,620
Total liabilities and shareholders’ equity	$136,920	$109,697
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,476)	$4,280
(Income) loss from discontinued operations, net of tax	(736)	368
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	5,413	5,104
Loss (gain) on disposal of operating assets	63	(3)
LIFO (income) expense	558	(246)
Share transactions under company stock plan	750	790
Other long-term liabilities	(64)	(370)
Deferred income taxes	(2)	41
Changes in operating assets and liabilities:
Receivables	224	3,946
Inventories	(9,090)	(3,875)
Refundable taxes	(823)	—
Prepaid expenses and other current assets	(473)	(759)
Other assets	(32)	(55)
Accounts payable	2,306	5,678
Other accrued liabilities	1,912	(713)
Accrued income and other taxes	(73)	(905)
Net cash provided by (used for) operating activities of continuing operations	(2,543)	13,281
Net cash provided by (used for) operating activities of discontinued operations	(479)	509
Cash flows from investing activities:
Proceeds from disposal of operating assets	2	—
Capital expenditures	(7,174)	(8,312)
Net cash used for investing activities of continuing operations	(7,172)	(8,312)
Net cash provided by investing activities of discontinued operations	1,422	950
Cash flows from financing activities:
Proceeds on long term debt	20,000	—
Payments on long term debt	(4,000)	(3,892)
Proceeds from revolving credit agreement	58,802	28,464
Repayments of revolving credit agreement	(46,044)	(29,841)
Payment of debt issue costs	(724)	—
Proceeds from exercise of stock options	—	4
Cash dividends paid	(1,090)	(1,081)
Net cash provided by (used for) financing activities of continuing operations	26,944	(6,346)
Increase in cash and cash equivalents	18,172	82
Cash and cash equivalents at the beginning of the period	4,596	4,508
Cash and cash equivalents at the end of the period	$22,768	$4,590
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(189)	$(155)
Cash paid for income taxes, net	31	(2,384)

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
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2014 Annual Report on Form 10-K. Since the Annual Report, the Company has changed its estimates process for its workers' compensation reserve. The Company uses a third party actuary to evaluate its reserves annually. Effective in the first quarter of fiscal 2015, the Company changed to a new third party administrator that also evaluates the reserve on a monthly basis. The change in administrators resulted in a reduction in the Company's reserve and a corresponding decrease in expense of approximately $400. The change is reflected in the Company's first nine months of fiscal 2015 results.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from continuing operations	$(1,007)	$1,983	$(3,212)	$4,648
Income (loss) from discontinued operations, net of tax	—	(76)	736	(368)
Net income (loss)	$(1,007)	$1,907	$(2,476)	$4,280

Weighted-average common shares outstanding (basic)	5,448	5,413	5,435	5,399
Effect of dilutive securities:
Restricted shares	6	18	13	16
Performance shares	—	—	1	5
Weighted-average common shares outstanding (diluted)	5,454	5,431	5,449	5,420

Net income (loss) per share – basic
Continuing operations	$(0.19)	$0.37	$(0.59)	$0.86
Discontinued operations	—	(0.01)	0.14	(0.07)
Net income (loss)	$(0.19)	$0.36	$(0.45)	$0.79

Net income (loss) per share – diluted:
Continuing operations	$(0.19)	$0.37	$(0.59)	$0.86
Discontinued operations	—	(0.01)	0.14	(0.07)
Net income (loss)	$(0.19)	$0.36	$(0.45)	$0.79

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	15	17	15	20

D. Derivative Financial Instruments
The Company used an interest rate swap agreement to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At September 30, 2014, the Company held one interest rate swap agreement with a notional amount of $4,000. The interest rate swap matured as of December 31, 2014. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. During the first quarter of fiscal 2015, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk.

E. Impact of Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the ASU at June 30, 2015. The effect of the ASU did not impact prior periods as there was no previous debt issuance costs. See Note 4 for further disclosure.

F. Impact to Recently Issued Accounting Standards
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
In April 2015, the FASB issued ASU No. 2015-04, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which identifies and determines whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

G. Reclassifications
Certain prior period amounts were reclassified to conform to the current consolidated financial statement presentation.

During fiscal 2015, the Company revised the classification of certain department expenses between cost of goods sold and selling, general, and administrative line items. The effect of this revision had no impact on total operating income, but it revised the total of cost of goods sold for the nine months ended and three months ended June 30, 2014 from $67,665 to $68,118 and from $23,842 to $23,977, respectively. Selling, general, and administrative expenses were revised for the nine months ended and three months ended June 30, 2014 from $10,965 to $10,512 and from $4,062 to $3,927, respectively.

2.	Inventories
Inventories consist of:

	June 30, 2015	September 30, 2014
Raw materials and supplies	$8,119	$5,957
Work-in-process	8,645	6,232
Finished goods	10,686	6,730
Total inventories	$27,450	$18,919
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 48% and 40% of the Company’s inventories at June 30, 2015 and September 30, 2014, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,437 and $7,879 higher than reported at June 30, 2015 and September 30, 2014, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2015	September 30, 2014
Foreign currency translation adjustment, net of tax	$(5,851)	$(5,851)
Retirement plan liability adjustment, net of tax	(4,359)	(4,757)
Interest rate swap agreement adjustment, net of tax	—	(5)
Total accumulated other comprehensive loss	$(10,210)	$(10,613)

4.	Long-Term Debt
Long-term debt consists of:

	June 30, 2015	September 30, 2014
Revolving credit agreement	$19,187	$6,429

Term loan	20,000	4,000
Less: unamortized debt issuance cost	322	—
Term loan less unamortized debt issuance cost	19,678	4,000
	38,865	10,429
Less – current maturities	2,857	2,000
Total long-term debt	$36,008	$8,429
In October 2011, the Company entered into an amendment to its then existing credit agreement with its bank increasing the maximum borrowing amount from $30,000 to $40,000, of which $10,000 was a five year term loan and $30,000 was a five year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan was repayable in quarterly installments of $500 starting December 1, 2011.
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with a new lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduces to $20,000 on January 1, 2016, and (ii) a five year term loan of $20,000.  Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of C Blade, effective July 1, 2015 (see Note 9) and for working capital and general corporate purposes. The Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Agreement.
The new revolver and term loan have a prime-base rate that was 5.0% at June 30, 2015. The new loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum debt to EBITDA ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.15% to 0.35% to be incurred on the unused balance. There were no applicable loan covenants required to be met as of June 30, 2015.
The Company incurred debt issuance costs in the amount of $724 for the nine months and three months ended June 30, 2015. There were no prior period debt issuance costs associated with the previous credit agreement. As noted in Note 1, the Company early adopted ASU 2015-03, which allows the Company to present debt issuance costs on the Consolidated Condensed Balance Sheet related to the term note as a direct deduction from the principal amount. As shown above, $322 was capitalized related to the term note. The remaining $402 debt issuance cost relates to the revolver. This portion is shown in the Consolidated Condensed Balance Sheet as a deferred charge in Other Assets at June 30, 2015.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2015 was 30%, compared with 29% for the same period of fiscal 2014. The effective tax rate differs from the U.S. federal statutory rate due primarily to the taxes generated from a monetary gain in Ireland, unfavorable U.S permanent book-tax differences applied against the full year forecast for fiscal 2015 compared to U.S. tax credits and a domestic production activities deduction applied against forecasted income in fiscal 2014.

The Internal Revenue Service finalized regulations, as of August 2014, governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management is currently assessing the impact of the regulations and does not expect they will have a material impact on the Company’s consolidated condensed financial statements.

The Company continues to assess the undistributed earnings of its Irish subsidiary to determine if such earnings will be reinvested for an indefinite period of time. Upon closing the acquisition of C Blade, effective July 1, 2015 (see Note 9), the Company believes it is reasonably possible that such undistributed earnings will be utilized in its foreign operations for an indefinite period of time resulting in a reversal of the deferred tax within the next twelve months. This potential reversal may result in a tax benefit up to $1,400.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$37	$31	$110	$94
Interest cost	244	247	732	740
Expected return on plan assets	(418)	(393)	(1,253)	(1,180)
Amortization of net loss	136	112	409	337
Net periodic cost	$(1)	$(3)	$(2)	$(9)
During the nine months ended June 30, 2015 and 2014, the Company has made no contributions and $382, respectively, to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2015.

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
During the first nine months of fiscal 2015, 56 performance share awards were granted, 11 performance shares vested and 71 performance share awards expired or were forfeited under the 2007 Plan. The shares vest over a three year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of the grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one year.
During the first nine months months of fiscal 2015, 26 restricted shares were granted, 33 restricted shares vested and 6 restricted shares were forfeited under the 2007 Plan. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 285 shares that remain available for award at June 30, 2015. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $785 and $1,051 during the first nine months of fiscal 2015 and 2014, and $385 and $498 during the third quarter of fiscal 2015 and 2014, respectively. Included in severance expense is stock-based compensation expense for shares issued to a former executive officer as part of the executive's severance package in the amount of $233 for the nine months ended June 30, 2015. As of June 30, 2015, there was $1,744 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.3 years.

8.	Discontinued Operations, Assets Held for Sale, and Business Divestiture
As part of the Company’s strategy to focus on the Aerospace and Energy ("A&E") market, the Company decided to exit the Turbine Component Service and Repair ("Repair Group") business in the fourth quarter of fiscal 2013.
The table below presents the components of the balance sheet accounts classified as assets and liabilities of discontinued operations at June 30, 2015 and September 30, 2014, respectively.

	June 30, 2015	September 30, 2014
Assets:
Receivables, net	$—	$91
Deferred income taxes	—	15
Prepaid expenses and other current assets	—	22
Asset held for sale	—	264
Total current assets of business from discontinued operations	$—	$392

Liabilities:
Accounts payable	$10	$23
Accrued liabilities	—	173
Total current liabilities of business from discontinued operations	$10	$196
At September 30, 2014, certain assets were recorded at the lower of their carrying value or fair value. The Company completed a transaction on January 30, 2015 for the sale of the building and land for the cash proceeds of $1,422, net of selling expenses.
The financial results of the Repair Group included in discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$—	$—	$—	$1,339
Income (loss) before income tax provision	—	(109)	1,160	(576)
Income tax (benefit) expense	—	(33)	424	(208)
Income (loss) from discontinued operations, net of tax	$—	$(76)	$736	$(368)

9.	Subsequent Events
On July 1, 2015, the Company, through its wholly-owned subsidiary, SIFCO Italy Holdings S.R.L., completed the purchase of all of the outstanding equity of C Blade S.p.A. Forging and Manufacturing ("C Blade") . The purchase price for the C Blade shares was approximately $17.2 million payable in cash, net of the current indebtedness of C Blade assumed by the Company, and subject to certain adjustments related principally to the delivered working capital level as provided under the Share Purchase Agreement. The Company has not yet completed the purchase price accounting related to the C Blade acquisition.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,007)	$1,907	$(2,476)	$4,280
Less: Income (loss) from discontinued operations, net of tax	—	(76)	736	(368)
Income (loss) from continuing operations	(1,007)	1,983	(3,212)	4,648
Adjustments:
Depreciation and amortization expense	1,878	1,747	5,413	5,104
Interest expense, net	80	41	181	167
Income tax provision (benefit)	(479)	637	(1,373)	1,940
EBITDA	472	4,408	1,009	11,859
Adjustments:
Foreign currency exchange (gain) loss, net (1)	109	(2)	52	4
Other income, net (2)	(180)	(108)	(394)	(325)
Loss (gain) on disposal of operating assets (3)	61	(1)	63	(3)
Non-recurring severance expense (4)	—	—	964	—
Equity compensation expense (benefit) (5)	385	498	785	1,051
Pension settlement expense (6)	—	(125)	—	—
Acquisition transaction-related expenses (7)	1,785	456	2,553	503
LIFO impact (8)	373	(82)	558	(246)
Orange expansion (9)	192	—	480	—
Adjusted EBITDA	$3,197	$5,044	$6,070	$12,843

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

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

Nine Months Months Ended June 30, 2015 compared with Nine Months Ended June 30, 2014

Net Sales
Net sales for the first nine months of fiscal 2015 decreased 15.3% to $73.4 million, compared to $86.7 million in the comparable period of fiscal 2014. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft, as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas turbine components for power generation units; and (iv) other commercial applications. Net sales comparative information for the first nine months of fiscal 2015 and 2014 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$41.1	$44.7	$(3.6)
Rotorcraft	18.6	23.4	(4.8)
Energy components for power generation units	6.9	13.4	(6.5)
Commercial product and other revenue	6.8	5.2	1.6
Total	$73.4	$86.7	$(13.3)
Overall, net sales for the Company decreased $13.3 million in the first nine months of fiscal 2015 compared to the comparable period of fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due (i) to changes in build rates in programs such as V-22 and C130, which are driving the decline in volume compared to the comparable period, and (ii) from delays in raw material availability. The Company's lower energy components sales were due to a major customer closing its facility. The Company's higher commercial product and other revenue were due to sales related to a new ordnance program, which consisted of approximately $1.3 million in growth compared to fiscal 2014.
Commercial net sales were 56.6% of total net sales and military net sales were 43.4% of total net sales in the first nine months of fiscal 2015, compared to 55.4% and 44.6%, respectively, in the comparable period in fiscal 2014.  Military net sales decreased $6.8 million to $31.9 million in the first nine months of fiscal 2015, compared to $38.7 million in the comparable period of fiscal 2014 primarily due to the changes in build rates to the programs mentioned above.  Commercial net sales decreased $6.5 million to $41.5 million in the first nine months of fiscal 2015, compared to $48.0 million in the comparable period of fiscal 2014, primarily due to lower sales from the Company's energy components as noted above.
Cost of Goods Sold
Cost of goods sold decreased by $6.4 million, or 9.4%, to $61.7 million during the first nine months of fiscal 2015, compared to $68.1 million in the comparable period of fiscal 2014, primarily due to the decrease in sales volume and lower workers' compensation costs in the amount of $0.4 million due to change in estimate, partially offset by higher scrap expense of $0.4 million, higher inventory shrink of $0.4 million and inventory obsolescence of $0.4 million.
Gross Profit
Gross profit decreased $6.9 million to $11.7 million during the first nine months of fiscal 2015, compared to $18.6 million in the comparable period of fiscal 2014. Gross margin was 15.9% during the first nine months of fiscal 2015, compared with 21.4% in the comparable period in fiscal 2014. The decrease in gross margin was primarily due to lower sales volume, which resulted in decreased leverage over fixed costs, as well as changes in product mix, higher scrap expense, inventory shrink and obsolescence, and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14.8 million, or 20.2% of net sales, during the first nine months of fiscal 2015, compared to $10.5 million, or 12.1% of net sales, in the comparable period of fiscal 2014. The increase in selling, general and administrative expenses is primarily due to an increase of $2.3 million in legal and professional fees primarily associated with transactional costs related to the Company's definitive agreement to acquire C Blade S.p.A. Forging & Manufacturing (“C Blade”) as disclosed in the Company's March 17, 2015 Form 8-K filing, a $1.0 million increase of non-recurring severance expense due to the departure of a former executive officer, an increase of $0.6 million of Information Technology consultant costs as a result of the implementation of a new Enterprise Resource Planning ("ERP") system, a $0.5 million increase in plant expansion costs, a $0.2 million increase in bad debt reserve due to customer going bankrupt, which is partially offset by a net decrease in compensation and benefit costs in the amount of $0.9 million due to the reversal of incentive accruals and forfeitures of shares related to long-term incentive compensation.

Amortization of Intangibles
Amortization of intangibles was $1.6 million during the first nine months of fiscal 2015 and of 2014.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2015 and 2014. The interest rate swap matured during the first quarter of fiscal 2015:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2015	2014	2015	2014
Revolving credit agreement	1.2%	1.0%	$ 11.7 million	$ 1.5 million
Term note	2.6%	2.9%	$ 3.7 million	$ 5.2 million
Promissory note	—%	2.0%	$ 0.0 million	$ 0.5 million
Other income, net, consists principally of $0.3 million of rental income earned from the lease of the Company's Cork, Ireland facility for both the first nine months of fiscal 2015 and 2014.
Income Taxes
The Company’s effective tax rate in the first nine months of fiscal 2015 was 30%, compared to 29% in the comparable period in fiscal 2014. The effective tax rate differs from the U.S. federal statutory rate due primarily to taxes generated from a monetary gain in Ireland, and unfavorable U.S. permanent book-tax differences applied against the full year forecast for fiscal 2015 compared to U.S. federal tax credits and a domestic production activities deduction applied against forecasted income in fiscal 2014.

The effective tax rate includes the value of the research and development credit for the three months ended December 31, 2014 as the federal tax credit was extended through this period. The research and development credit has not formally been extended through September 30, 2015 and is therefore not fully incorporated into the income tax provision.

(Loss)/Income from Continuing Operations
Loss from continuing operations, net of tax, was $3.2 million, or 4.4% of net sales, during the first nine months of fiscal 2015, compared to income from continuing operations, net of tax of $4.6 million, or 5.4% of net sales, in the comparable period of fiscal 2014.

(Loss)/Income from Discontinued Operations
Income from discontinued operations, net of tax, was $0.7 million during the first nine months of fiscal 2015, compared to a loss from discontinued operations, net of tax, of $0.4 million in the comparable period of fiscal 2014. This line item consists of losses from discontinued operations from the Repair Group.

The gain in fiscal 2015 is primarily due to the after-tax gain of $0.8 million on the sale of the building and land of the Repair Group during the second quarter of fiscal 2015. The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first nine months of fiscal 2014.

Net (Loss)/Income
Net loss was $2.5 million, or 3.4% of net sales, during the first nine months of fiscal 2015, compared to net income of $4.3 million, or 4.9% of net sales, in the comparable period of fiscal 2014.  Results decreased primarily due to decreased net sales and higher selling, general and administrative expenses as noted above.

Three Months June 30, 2015 compared with Three Months Ended June 30, 2014

Net Sales
Net sales for the third quarter of fiscal 2015 decreased 7.4% to $28.7 million, compared to $31.0 million in the comparable period of fiscal 2014. Net sales comparative information for the third quarter of fiscal 2015 and 2014 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$16.3	$15.7	$0.6
Rotorcraft	7.3	8.0	(0.7)
Energy components for power generation units	3.6	5.4	(1.8)
Commercial product and other revenue	1.5	1.9	(0.4)
Total	$28.7	$31.0	$(2.3)
Overall, net sales for the Company decreased $2.3 million in the third quarter of fiscal 2015 compared to the comparable period of fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due to changes in build rates in programs such as V-22 and C130, which are driving the decline in volume compared to the comparable period, and from delays in raw material availability. The Company's lower energy components sales were due to a major customer closing its facility.
Commercial net sales were 56.4% of total net sales and military net sales were 43.6% of total net sales in the third quarter of fiscal 2015, compared to 57.5% and 42.5%, respectively, in the comparable period in fiscal 2014.  Military net sales decreased $0.7 million to $12.5 million in the third quarter of fiscal 2015, compared to $13.2 million in the comparable period of fiscal 2014, primarily due to the changes in build rates to the programs mentioned above.  Commercial net sales decreased $1.7 million to $16.2 million in the third quarter of fiscal 2015, compared to $17.8 million in the comparable period of fiscal 2014, primarily due to lower sales from the Company's energy components as noted above.
Cost of Goods Sold
In the third quarter of fiscal 2015, immaterial corrections related to both the first and second fiscal quarters of 2015 were recorded.  The corrections were for accruals within inventory-related accounts and selling, general and administrative expenses.  The corrections made in the third quarter of fiscal 2015 resulted in an increase to cost of goods sold by 3.0%.
Including the immaterial items, cost of goods sold decreased by $0.2 million to $23.8 million during the third quarter of fiscal 2015, compared to $24.0 million in the comparable period of fiscal 2014. The decrease was due to lower sales volume, partially offset by higher inventory shrink of $0.4 million, higher scrap expense of $0.3 million and higher inventory obsolescence of $0.3 million.
Gross Profit
Gross profit decreased $2.0 million to $5.0 million during the third quarter of fiscal 2015, compared to $7.0 million in the comparable period of fiscal 2014. Gross margin was 17.3% during the third quarter of fiscal 2015, compared with 22.7% in the comparable period in fiscal 2014. The decrease in gross margin was primarily due to lower sales volume, which resulted in decreased leverage over fixed costs, as well as changes in product mix, higher inventory shrink, higher scrap expense and inventory obsolescence, and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
As noted above in the cost of goods sold section, immaterial corrections related to both the first and second quarters of fiscal 2015 were recorded in the third quarter of fiscal 2015, which resulted in an increase to selling, general and administrative expenses by 2.9%.
Including the immaterial items, selling, general and administrative expenses were $5.9 million, or 20.4% of net sales, during the third quarter of fiscal 2015, compared to $3.9 million, or 12.7% of net sales, in the comparable period of fiscal 2014. The increase in selling, general and administrative expenses is primarily due to an increase of $1.6 million of legal and professional fees primarily associated with transactional costs related to the Company's definitive agreement to acquire C Blade as disclosed in the Company's March 17, 2015 Form 8-K filing, and a $0.2 million increase of plant expansion costs.
Amortization of Intangibles
Amortization of intangibles was $0.5 million during the third quarter of both fiscal 2015 and 2014.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarter of both fiscal 2015 and 2014:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2015	2014	2015	2014
Revolving credit agreement	1.3%	1.0%	$ 16.2 million	$ 2.0 million
Term note	3.0%	2.9%	$ 3.9 million	$ 4.7 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility for both third quarters of fiscal 2015 and 2014.
Income Taxes
The Company’s effective tax rate in the third quarter of fiscal 2015 was 32%, compared to 24% in the comparable period in fiscal 2014. This increase is primarily attributed to discrete tax benefits of $60 related to prior periods, applied against a quarter-to-date domestic loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to taxes generated from a monetary gain in Ireland, and unfavorable U.S. permanent book-tax differences applied against the full year forecast for fiscal 2015 compared to U.S. federal tax credits and a domestic production activities deduction applied against forecasted income in fiscal 2014.
(Loss)/Income from Continuing Operations
Loss from continuing operations, net of tax, was $1.0 million, or 3.5% of net sales, during the third quarter of fiscal 2015, compared to income from continuing operations, net of tax of $2.0 million, or 6.4% of net sales, in the comparable period of fiscal 2014.
(Loss)/Income from Discontinued Operations
There was no income from discontinued operations, net of tax, during the third quarter of fiscal 2015, compared to a loss from discontinued operations, net of tax, of $0.1 million in the comparable period of fiscal 2014. This line item consists of losses from discontinued operations from the Repair Group.
Net (Loss)/Income
Net loss was $1.0 million, during the third quarter of fiscal 2015, compared to net income of $1.9 million, in the comparable period of fiscal 2014.  The decrease in net income is primarily due to decreased net sales and gross margin, higher selling, general and administrative expenses as noted above.

B. Liquidity and Capital Resources
Cash and cash equivalents were $22.8 million at June 30, 2015 compared with $4.6 million at September 30, 2014. At June 30, 2015, approximately $4.5 million of the Company’s cash and cash equivalents that was in the possession of its non-operating Irish subsidiary, was distributed as part of the $17.2 million cash to be used to fund the acquisition of C Blade, effective July 1, 2015 (see Note 9). The aforementioned cash distribution from Ireland, used to fund the acquisition of C Blade, resulted in taxes generated from a monetary gain in Ireland. The Company has considered the tax effect in the calculation of its third quarter fiscal 2015 income tax provision (see Note 5).
Operating Activities
The Company’s operating activities from continuing operations used $2.6 million of cash in the first nine months of fiscal 2015, compared with $13.3 million of cash provided by operating activities from continuing operations in the first nine months of fiscal 2014.  The cash used by operating activities from continuing operations in the first nine months of fiscal 2015 was due to the net loss of $2.5 million and a $6.0 million use of working capital.  The use of working capital is primarily due to a $9.1 million increase in inventory due to delays from customers and will be used to support sales in the fourth quarter.  The use of cash was partially offset by $6.7 million of non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.

The Company’s operating activities from continuing operations provided $13.3 million of cash in the first nine months of fiscal 2014. The cash provided by operating activities from continuing operations in the first nine months of fiscal 2014 was primarily due to net income of $4.3 million and $5.3 million from the impact of such non-cash items as depreciation and amortization expense and equity based compensation expense. In addition, net operating assets provided for $3.3 million, primarily consisting of a $5.7 million increase in accounts payable and a $3.9 million decrease in account receivable, partially offset by a $3.9 million increase in inventory and a $2.4 million decrease in other accrued liabilities. These changes were due to factors resulting from normal business conditions of the Company, including (i) to support growth in business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers and tax authorities.
Investing Activities
Cash used for investing activities of continuing operations was $7.2 million in the first nine months of fiscal 2015, compared to $8.3 million in the first nine months of fiscal 2014. The decrease is attributed to reduced spending on the Company's ERP installation and completion of the prior year's Cleveland plant investment project. In addition to the $7.2 million expended during the first nine months of fiscal 2015, $0.7 million was committed as of June 30, 2015. The Company anticipates that total fiscal 2015 capital expenditures will be within the range of $7.0 to $9.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and the roll-out of the new ERP system.

In January 2015, the sale of the land and building of the Repair Group was completed and the Company received cash proceeds of $1.4 million, net of transaction fees. The proceeds from this sale was used to pay down the Company's revolving credit facility. In the first nine months of fiscal 2014, as part of exiting the Repair Group business, the Company received net cash proceeds of $1.0 million from the sale of the Repair Group's machinery and equipment.

Financing Activities
Cash provided by financing activities was $26.9 million in the first nine months of fiscal 2015, compared to $6.3 of cash used for financing activities in the first nine months of fiscal 2014.

The Company had net borrowings under its term loan of $16.0 million in the first nine months of fiscal 2015, compared to net repayments of $3.9 million in the first nine months of fiscal 2014. The borrowings are attributed to the new credit agreement entered by the Company discussed below.

The Company had net borrowings under its revolving credit facility of $12.8 million in the first nine months of fiscal 2015, compared to net repayments of $1.4 million in the first nine months of fiscal 2014. The increase in net borrowings from the revolving credit facility was to fulfill working capital requirements, along with funding of the capital expenditures mentioned above and the cash dividend of $0.20 per common share declared in the fourth quarter of fiscal 2014, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015. As mentioned above, the proceeds related to the Repair Group were used to pay down the Company's revolving credit facility in both fiscal 2015 and 2014.
In October 2011, the Company entered into an amendment to its then existing credit agreement with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million was a five (5) year term loan and $30.0 million was a five year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan was repayable in quarterly installments of $0.5 million starting December 1, 2011.
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with its lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduces to $20.0 million on January 1, 2016, and (ii) a five year term loan of $20.0 million. Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's existing revolver and term note, to ready the funds to be used by the Company for the acquisition of C Blade, effective July 1, 2015 (see Note 9) and for working capital and general corporate purposes. The new Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the Credit Agreement. With the Credit Agreement, the Company incurred debt issuance costs of $0.7 million at June 30, 2015.
The new revolver and term loan have a rate based on prime which was 5.0% at June 30, 2015. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. These covenants will be enforced beginning September 30, 2015. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance. There were no applicable loan covenants required to be met as of June 30, 2015.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement.

C. Contractual Obligations
The Company's disclosures of contractual obligations in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed, with the exception related to the long-term debt obligation. As discussed in the liquidity section, the Company extinguished its existing debt with new Credit Agreement at June 30, 2015. The new facility was comprised of (i) a five year term loan of $20.0 million (includes balloon payment in fifth year) and (ii) a revolving credit facility of $25.0 million, reduced to $20.0 million at January 1, 2016. The term loan quarterly obligation went from $0.5 million to $0.7 million over a fiver year period. The revolver balance increased from $7.4 million at September 30, 2014 to $19.2 million at June 30, 2015.
D. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2014 have not materially changed since that report was filed, with the exception of the following:

Workers' Compensation Reserve
In the first quarter of fiscal 2015, the Company switched third party administrators, who, with the Company, took a different view of the Company's estimate process. As a result of this change in estimate, the Company recorded a reduction to the workers' compensation reserve and a corresponding decrease in expense of approximately $0.4 million. The change is reflected in the Company's results in the first nine months of fiscal 2015.
E. Impact of Newly Issued Accounting Standards
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
In April 2015, the FASB issued ASU No. 2015-04, "Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement," which identifies and determines whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. If a cloud computing arrangement does not contain a software license, it should be accounted for as a service contract. This ASU is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

F. Impact of Recently Adopted Accounting Standards
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the ASU at June 30, 2015. The effect of the ASU did not impact prior periods as there was no previous debt issuance costs. See note 4 for further disclosure.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Interest payable on the Company's revolving credit facility and term loan is based on the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company. At June 30, 2015, the prime rate was used.  As of June 30, 2015, the Company had $20.0 million outstanding on the term note and $19.2 million was drawn on the revolving credit facility.

If interest rates were to increase or decrease 100 basis points (1%) from the June 30, 2015 weighted average rate, and assuming no change in the amount outstanding under the term note and the revolving credit facility, interest expense would result in a change of $0.1 million per quarter.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to insure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report. During the third quarter of fiscal 2015, the Company identified a material weakness related to certain reconciliation review controls, principally the timeliness of reviews, which resulted in the identification of immaterial adjustments during the quarter. The Company had previously identified material weaknesses in internal controls in the following areas: segregation of duties within the information technology environment at one facility; and the precision and sufficiency of reviews performed on reconciliations and calculations around inventory related items.
Through the quarter ended June 30, 2015, the Company completed the implementation of a new enterprise software system at two of the Company's locations. Where appropriate, the Company made changes to the affected internal controls and is in the process of testing their operating effectiveness.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of June 30, 2015, set forth above.
With respect to segregation of duties, the Company completed the ERP implementation at the facility with the segregation of duties issue. The implementation of the new ERP has remedied the inherent system generated constraints related to segregation of duties and the Company is in the process of testing operating effectiveness.
With respect to the precision of reviews, management has designed and implemented procedures to enhance the precision of reviews and is adding controls to validate the accuracy of reconciliations related to inventory.
With respect to its general review controls, the Company has implemented changes in its closing and review processes to improve the timeliness of adjustments.
Certain of the changes described above were in process as of June 30, 2015, but had not yet been completed, documented or tested. The Company is working towards remediating the material weaknesses described in this Item 4.
Changes in Internal Control over Financial Reporting and other Remediation
Except as described in Item 4 related to prior year findings and the controls over the new ERP, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
2.1
Stock Purchase Agreement between Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons and SIFCO Italy Holdings S.R.L (a wholly-owned subsidiary of SIFCO Industries Inc.) dated March 16, 2015 filed as Exhibit 2.1 to the Company’s Form 8-K dated July 2, 2015, and incorporated herein by reference

2.2
Amendment to the Stock Purchase Agreement Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons and SIFCO Italy Holdings S.R.L (a wholly-owned subsidiary of SIFCO Industries Inc.) dated June 30, 2015 filed as Exhibit 2.2 to the Company’s Form 8-K dated July 2, 2015, and incorporated herein by reference

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2014, filed as Exhibit 3.2 of the Company's Form 10-Q dated March 31, 2014 and incorporated herein by reference
4.1
Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated December 10, 2010, filed as Exhibit 4.23 to the Company’s Form 8-K dated December 10, 2010 and incorporated herein by reference

4.2
First Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated October 28, 2011, filed as Exhibit 4.2 to the Company’s Form 8-K dated October 28, 2011 and incorporated herein by reference

4.3
Second Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated July 23, 2013, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 23, 2013 and incorporated herein by reference

4.4
Third Amendment and Joinder to Credit and Security Agreement among Fifth Third Bank and SIFCO Industries, Inc. (and subsidiaries) dated September 25, 2014, filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2014 and incorporated herein by reference

4.5
Credit and Security Agreement among KeyBank National Association and SIFCO Industries, Inc. (and subsidiaries) dated June 26, 2015, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 2, 2015 and incorporated herein by reference

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

10.9	Separation agreement between the Company and James P. Woidke, dated February 27, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated March 2, 2015, and incorporated herein by reference
10.10	Chang in Control Agreement between the Company and Salvatore Incanno, dated May 11, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated May 11, 2015, and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on August 10, 2015, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2015 and 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at June 30, 2015 and September 30, 2014, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2015 and 2014, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 12, 2015	/s/ Michael S. Lipscomb
Michael S. Lipscomb
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ Salvatore Incanno
Salvatore Incanno
Chief Financial Officer
(Principal Financial Officer)