Form 10-K
period 2015-09-30
SIFCO INDUSTRIES INC
filed 2016-01-29
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2015
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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
large accelerated filer [ ] accelerated filer [X] non-accelerated filer [ ] smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $58,409,228.

The number of the Registrant’s Common Shares outstanding at October 31, 2015 was 5,448,082.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 18, 2016 (Part III).

PART I

Item 1. Business

A.	The Company
SIFCO Industries, Inc., an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

SIFCO Industries, Inc. is engaged in the production of forgings and machined components primarily for the Aerospace and Energy ("A&E") markets. The processes and services include forging, heat-treating and machining. SIFCO Industries, Inc.'s operations are conducted in a single business segment (“SIFCO,” "Company," "we" or “our”), previously referenced as SIFCO Forged Components during fiscal 2014. Information relating to the Company's financial results is set forth in the consolidated financial statements included in Item 8. In fiscal 2015, SIFCO completed the acquisition of all of the outstanding equity of C Blade S.p.A. Forging & Manufacturing (“C*Blade”), located in Maniago, Italy, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. Financial information relating to the Company's acquisition is referenced in Note 12 of the consolidated financial statements included in Item 8. In fiscal 2013, the Company had two additional segments: Turbine Component Services and Repair, which was discontinued in fiscal 2013, and Applied Surface Concepts, which was divested in fiscal 2013. Financial information relating to the Company’s divestiture and discontinued operations is referenced in Note 13 of the consolidated financial statements included in Item 8.

B.	Principal Products and Services
1. SIFCO

Operations
SIFCO is a manufacturer of forgings and machined components for the A&E markets. SIFCO services both original equipment manufacturers ("OEM") and aftermarket customers with products that range in size from approximately 2 to 1,200 pounds. The Company's strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability. In the past several years, SIFCO has actively diversified into the industrial gas turbine business, added more commercial aerospace business, reduced its dependence on the U.S. military business, and broadened the scope of its product and service offerings by adding machining and finishing to its forgings capabilities. This strategic evolution continued in fiscal 2015 with the acquisition of C*Blade, a leading manufacturer of steam and gas turbine blades located in Maniago, Italy.

SIFCO’s continued migration toward a more commercial business and decreased dependence on military business is consistent with its strategic vision. In fiscal 2015, commercial and military revenues accounted for 57.0% and 43.0% of revenues, respectively, compared with 55.9% and 52.4% in commercial revenues and 44.1% and 47.6% in military revenues in fiscal 2014 and fiscal 2013, respectively. The Company has also expanded its capabilities to be a supplier of forged and machined components, consisting primarily of aluminum, steel and titanium.

In addition to the newly acquired facilities of C*Blade, located in Maniago, Italy, SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio; Alliance, Ohio; Orange, California; Long Beach, California; and Colorado Springs, Colorado. On July 23, 2013, the Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings), which business is operated in the Colorado Springs, Colorado facility.

The Company's success is not dependent on patents, trademarks, licenses or franchises.
SIFCO generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to its business. Suppliers of such materials are located principally in North America, Taiwan and Europe. SIFCO generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. SIFCO's various operations are AS 9100C and/or ISO 9001:2000 certified.

Products
SIFCO’s products are made primarily of steel, stainless steel, titanium and aluminum and include: OEM and aftermarket components for aircraft and industrial gas turbine engines; steam turbine blades; structural airframe components; aircraft landing gear components; aircraft wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO also provides heat-treatment, surface-treatment, non-destructive testing and select machining of forged components.

Industry
The performance of the domestic and international air transport industry and the energy industry, as well as government defense spending, directly and significantly impacts the performance of SIFCO.

•
SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. A continued increase in passenger travel demand will drive backlog for new aircraft. Demand for more fuel-efficient aircraft, particularly the Boeing 737Max and 787 and the Airbus A320neo and A350, remains strong despite oil prices moderating recently.

•
SIFCO also supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and ammunition. While the defense budget in the United States has decreased in recent years, the demand for certain programs in which the Company participates has been more favorable.

•
SIFCO supplies new and spare components to the energy industry, particularly the industrial turbine market. The industrial gas turbine market is projecting flat near-term growth and stable long-term OEM growth. The demand in the maintenance, repair and overhaul market should remain strong.

Competition
SIFCO competes with numerous companies, approximately fifteen of which are known by SIFCO, and some of which are non-U.S. based companies.  Many of these companies focus within the A&E markets. While there has been some consolidation in the forging industry, SIFCO believes there is limited opportunity to increase prices, other than for the pass-through of raw material price increases and valued added services. SIFCO believes that it has an advantage in the primary markets it serves due to: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) offering a broad range of capabilities. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO. As customers establish new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its markets by (i) acquiring additional forging and machining operations; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries and who are willing to pay a premium for quality and service.

Customers
During fiscal 2015, SIFCO had two customers, consisting of various business units of United Technologies Corporation and Boeing, which accounted for 22% and 16%, respectively, of consolidated net sales. The net sales to these two customers, and to their direct subcontractors, accounted for 38% of consolidated net sales in fiscal 2015. SIFCO believes that the loss of sales to such customers would result in a materially adverse impact on the business and its income. However, SIFCO has maintained a business relationship with many of these customers for several years and is currently conducting business with some of them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas refer to Note 10 of the consolidated financial statements included in Item 8.

Backlog of Orders
SIFCO’s backlog as of September 30, 2015 increased to $94.8 million, of which $78.1 million is scheduled for delivery during fiscal 2016, compared with $86.7 million as of September 30, 2014, of which $71.7 million was scheduled for delivery during fiscal 2015. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in the backlog as of September 30, 2015 compared with September 30, 2014 is primarily attributed to the acquisition of the C*Blade business. The backlog amount may not necessarily be indicative of expected future sales.

2. Other

In fiscal 2013, the Company discontinued its Turbine Component Services and Repair ("Repair Group") operations. The Repair Group had a single operation in Minneapolis, Minnesota, and this segment of the Company’s business consisted of the repair and remanufacture of small turbine engine components principally for aerospace applications. As a part of the repair and remanufacture process, the business performed precision component machining and applied high temperature-resistant coatings to turbine engine components. In January of fiscal 2015, the Company completed the sale of its Minneapolis building held for sale.

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
The number of SIFCO employees increased from approximately 465 at the beginning of fiscal 2015 to approximately 593 employees at the end of fiscal 2015, largely attributable to the acquisition of C*Blade. The Company is a party to collective bargaining agreements with certain employees located at the Cleveland (expires in May 2020) and Alliance (expires in July 2017) plants. C*Blade is party to the National Collective Agreement in metal working (expired December 2015; negotiations are currently underway to renew the Agreement).

E.	Non-U.S. Operations
In fiscal 2015, SIFCO completed the acquisition of all the outstanding equity of C*Blade, located in Maniago, Italy. C*Blade specializes in the manufacture of steam turbine blades and gas compressor blades for the energy industry.

The Company previously operated service and distribution facilities in the United Kingdom, France and Sweden prior to the divestiture of these operations in fiscal 2013. Further discussion about the divestiture is set forth in Note 13 to the consolidated financial statements included in Item 8.

F.	Available Information
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

(3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

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

Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy and may negatively impact consumer and business spending levels. These macroeconomic developments could adversely affect our business, operating results or financial condition. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay SIFCO for its products and services may adversely affect its earnings and cash flows.

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

Congress may fail to pass a budget or continuing resolution, which could result in a partial shutdown of the U.S. government and cause the termination or suspension of our contracts with suppliers to the U.S. government. SIFCO could be required to furlough affected employees for an indefinite time. It is uncertain in such a circumstance if we would be compensated or reimbursed for any loss of revenue during such a shutdown. If we were not compensated or reimbursed, it could result in significant adverse effects on our revenues, operating costs and cash flows.

Further consolidation in the aerospace industry could adversely affect our business and financial results.

The aerospace and defense industry is experiencing significant consolidation among its customers, competitors and suppliers. Consolidation among our customers in the industry may result in pricing pressures, delays in the award of new contracts, and losses of existing business for SIFCO. Consolidation among our competitors may result in larger competitors with greater resources and market share, which could adversely affect our ability to compete successfully. Consolidation among our suppliers may result in fewer sources of supply and increased cost and lower gross margin to SIFCO.

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

The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. The U.S. and international commercial aviation industries continue to face challenges arising from competitive pressures. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The military aerospace cycle is highly dependent on U.S. and foreign government funding; as well as the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines. Accordingly, the timing, duration and severity of cyclical upturns and downturns cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.

The power generation market is also cyclical in nature. Global demand for power generation products is affected by the state of the world economies, the availability of financing to power generation project sponsors, the political environments of numerous countries and environmental constraints imposed upon power project operators. The availability of fuels and related prices also have a large impact on demand. Reductions in demand for our power generation products could have a material adverse effect on our business.

Cyclical declines or sustained weakness in either of these markets could have a material adverse effect on our business.

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

•	the reduction of margins achievable under any contracts awarded to us;

•	the need to bid on some programs in advance of the completion of their specifications, which may result in unforeseen technological difficulties or increased costs that lower our profitability;

•	the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;

•	the need to locate and contract with teaming partners and subcontractors;

•	the need to accurately estimate the resources and cost structure that will be required to perform any contract that we are awarded; and

•	long term agreements - cost profile can change over the life of contract.

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

The Company may not receive the full amounts estimated under the contracts in our total backlog, which could reduce our sales in future periods below the levels anticipated, and which makes backlog an uncertain indicator of future operating results.

As of September 30, 2015, the total backlog was $94.8 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

SIFCO business is dependent on a small number of direct and indirect customers.

A substantial portion of SIFCO's business is conducted with a relatively small number of large direct and indirect customers, including United Technologies Corporation and the Boeing Company. These two customers accounted for approximately 38% percent of our total net sales for fiscal 2015. In fiscal 2015, a key customer closed its facility, resulting in a significant loss of revenue to the Company.

No other customer directly accounted for more than 10 percent of total sales; however, General Electric, Rolls Royce, Spirit AeroSystems, and Textron Inc. are also considered key customers. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

The Company's failure to identify, attract and retain qualified personnel could adversely affect our existing business, financial condition and results of operations.

SIFCO may not be able to identify, attract or retain qualified technical personnel, sales and customer service personnel, employees with expertise in forging, or management personnel to supervise such activities. We may also not attract and retain employees who share the Company's core values, who can maintain and grow our existing business, and who are suited to work in a public company environment, which could adversely affect our financial condition and results of operations.

The Company's business could be negatively affected by cyber or other security threats or other disruptions.

SIFCO faces cyber threats, threats to the physical security of our facilities and employees, including senior executives, and terrorist acts, as well as the potential for business disruptions associated with information technology failures, damaging weather or other acts of nature, and pandemics or other public health crises, which may adversely affect our business.

SIFCO has experienced and expects to continue to experience, cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to the Company’s sensitive information, as do our customers, suppliers and subcontractors. Although we maintain information security policies and procedures to prevent, detect, and mitigate these threats, cybersecurity incidents, depending on their nature and scope, could potentially result in misappropriations, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and disrupt the business operations.

Although SIFCO works cooperatively with its customers, suppliers and and subcontractors to seek to minimize the impacts of cyber threats, other security threats or business disruptions, in addition to our internal processes, procedures and systems, it must also rely on the safeguards put in place by those entities.

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

SIFCO relies on our suppliers to meet the quality or delivery expectations of our customers.
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
Failure to perform by our subcontractors could materially and adversely affect our contract performance and its ability to obtain future business.

The performance of contracts often involves subcontractors, upon which we rely to complete delivery of products to our customers. SIFCO may have disputes with subcontractors. A failure by a subcontractor to satisfactorily deliver products can adversely affect our ability to perform our obligations as a prime contractor. Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose us to liability for excess costs of re-procurement by the customer and have a material adverse effect on our ability to compete for other contracts.

The Company's future success depends on the ability to meet the needs of its customer requirements in a timely manner.
The Company believes that the commercial A&E markets in which we operate are changing toward more sophisticated manufacturing and system-integration techniques and capabilities using composite and metallic materials. The future success depends to a significant extent on our ability to acquire and/or develop and execute such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices.  Accordingly, our performance depends on a number of factors, including our ability to:

•	identify emerging trends in our current and target markets;

•	develop and maintain competitive products and capabilities that meet our customers' requirements; and

•	develop, manufacture and bring to market cost-effective offerings in the most efficient manner.

If its unable to acquire and/or develop and execute such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.

The terms of our financing arrangements may restrict our financial and operational flexibility, including our ability to invest in new business opportunities.

The Company entered into a new credit facility which is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduces to $20.0 million on January 1, 2016 and (ii) a five year term loan of $20.0 million, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $0.7 million starting September 30, 2015. As of September 30, 2015, the term loan balance was $19.3 million.

The loans are subject to certain customary financial covenants, including, without limitation, covenants that require the Company to not exceed a maximum debt to EBITDA ratio and to maintain a minimum fixed charge coverage ratio. In the event of a default, we would not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.

The Company faces certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

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

SIFCO may acquire other companies, which could increase the levels of debt, increase costs or liabilities, require alternative forms of capital, increase competition, or be disruptive to the business.

Part of our strategy involves the acquisition of other companies. SIFCO cannot ensure that we will be able to integrate acquired companies successfully without substantial expense, delay or operational or financial problems. Such expenses, delays or operational or financial problems may include the following:

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

The Company's business is subject to risks associated with international operations.

On July 1, 2015, SIFCO acquired C*Blade, located in Maniago, Italy. C*Blade is a manufacturer of metal forgings for the energy market. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

•	fluctuations in U.S. dollar value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances;

•	difficulties in staffing and managing multi-national operations;

•	general economic and political uncertainties and potential for social unrest in countries in which we or our customers operate;

•	limitations on our ability to enforce legal rights and remedies;

•	restrictions on the repatriation of funds;

•	changes in trade policies;

•	tariff regulations;

•	difficulties in obtaining export and import licenses

•	the risk of government financed competition; and

•	compliance with a variety of international laws as well as U.S. regulations, rules and practices affecting the activities of companies abroad.

The funding and costs associated with our pension plans and significant changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity and contributions to our pension plans in future periods.

Certain of the Company's employees are covered by its noncontributory defined benefit pension plans ("Plans"). The impact of these Plans on our earnings may be volatile in that the amount of expense we record for our pension plans may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including discount rates, inflation, salary growth, expected return on plan assets, retirement rates and mortality rates. These pension costs are dependent on significant judgment in the use of various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in changes in future pension expense and the funded status of our Plans, and could increase future funding of the Plans. Changes in these factors affect our plan funding, cash flows, earnings, and shareholders’ equity.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of our competitors;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;

•	changes in earnings estimates or recommendations by research analysts who track the stocks of our competitors;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•	strategic action by our competitors;

•	sales of common stock by our directors, executive officers and significant shareholders; and

•	our stock being closely held by insider holdings is thinly traded which impacts price volatility.

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

Adverse global economic conditions may have significant effects on our customers that would result in our inability to borrow or to meet our debt service coverage ratio in our revolving credit facility.
The Company received a waiver from its Lender related to certain non-financial covenants for fiscal 2015.  With the waiver, the Company was in compliance with all covenants contained in its revolving credit facility and term loan as of September 30, 2015.  Although the Company expects to remain in compliance throughout fiscal 2016, declines in demand in the aerospace and energy industries and in sales volumes could adversely impact our ability to remain in compliance with certain of these financial covenants. Additionally, to the extent our customers are adversely affected by a decline in the economy in general, they may not be able to pay their accounts payable to us on a timely basis or at all.

If SIFCO is unable to pay annual dividends at the targeted level, SIFCO's reputation and stock price may be harmed.

The dividend program requires the use of a portion of our cash flows. The ability to pay annual dividends will depend in large part on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. The board of directors, at its discretion, suspended the annual dividend this fiscal year and may at its discretion decrease the targeted annual dividend amount or entirely discontinue the payment of dividends at any time in the future. Any failure to pay dividends after we have announced the intention to do so may adversely affect our reputation and investor confidence in SIFCO and negatively impact our stock price.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately or timely report its financial results. As a result, current and potential shareholders could lose confidence in the Company's financial reporting, which would harm the business and the trading price of its common stock.

In connection with SIFCO's assessment of its effectiveness of its internal control over financial reporting as of September 30, 2015, the Company concluded that its internal controls over financial reporting were not effective and as a result, contributed to a delay in the filing of its annual report on Form 10-K beyond the extended filing date.

The Company installed a new, complex ERP system at the corporate office and two operating locations. The complexity of the system and lack of adequate training contributed to material weaknesses described in Item 9A. The Company also experienced significant accounting personnel turnover throughout the year which contributed to material weaknesses on account reconciliation preparation and reviews and application of cash receipts to outstanding receivable balances. There were material weaknesses related to revenue recognition and monitoring controls as well. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected or corrected on a timely basis.

The Company received a letter of notification from the NYSE MKT LLC ("NYSE") indicating that the Company is below certain of the continued listing standards of the NYSE as set forth in Sections 134 and 1101 of the NYSE MKT Company Guide, due to the delay in filing its Annual Report on Form 10-K for the year ended September 30, 2015 beyond the extended filing date. The Company is developing a plan of compliance for the NYSE which addresses its efforts to regain compliance with applicable listing standards. The plan of compliance must be accepted by the NYSE.

Management and the Company's Board of Directors are committed to improving the Company's overall system of internal control over financial reporting. The Company is in the process of designing and implementing additional controls and improving existing controls to remediate the material weaknesses that exist as of September 30, 2015. These actions are subject to ongoing senior management review as well as audit committee oversight.

Although we plan to complete this remediation as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful. As with any internal control deficiency, our remedial measures may be insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Increased competition from low-cost providers and customer pricing pressures could reduce the demand and/or price for our products and services.

The end-user markets SIFCO serves are highly competitive and price sensitive. We compete globally with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do. Many of SIFCO's customers have the in-house capability to fulfill their manufacturing requirements. SIFCO's larger competitors may be able to vie more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If SIFCO is unable to successfully compete for new business, our net sales growth and operating margins may decline. Several of SIFCO's major customers have completed extensive cost containment efforts and SIFCO expects continued pricing pressures in 2016 and beyond. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors will not have a material adverse effect on our financial results. If SIFCO does not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet its financial obligations may be materially compromised.

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

We have operations located in regions of the world that may be exposed to damaging storms, earthquakes and other natural disasters. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance. Two of our properties are located in Southern California, an area subject to earthquake activity, but we do not carry any earthquake insurance based on our assessment of the potential risk to our equipment and facilities. Even if covered by insurance, any significant damage or destruction of our facilities due to storms, earthquakes or other natural disasters could result in its inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to SIFCO. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

Labor disruptions by our employees could adversely affect our business.

As of September 30, 2015, we employed approximately 593 people. Two of our domestic operating locations are parties to collective bargaining agreements, covering 107 full time hourly employees and 30 full time hourly employees, respectively, and will expire May 2020 and July 2017, respectively. The Italian operating location is a party to the National Collective Agreement in Metalworking, which covers all 157 employees, and expired in December 2015 (currently undergoing renewal negotiations).  Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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

SIFCO is subject to income taxes in the United States and various jurisdictions in Europe. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability and cash flow.

The Company uses estimates when pricing contracts and any changes in such estimates could have an adverse effect on our profitability and our overall financial performance.

When agreeing to contractual terms, some of which extend for multiple years, SIFCO makes assumptions and projections about future conditions and events. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract pricing requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers' assertions are also assessed and considered in estimating costs and profit rates.

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

Item 1B. Unresolved Staff Comments
The Company has no unresolved comments.

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2015 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) a leased 450,000 square foot facility located in Alliance, Ohio, (iii) leased facilities aggregating approximately 67,000 square feet located in Orange and Long Beach, California, (iv) leased facilities aggregating approximately 18,000 square feet located in Colorado Springs, Colorado, and (vi) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the Executive officers of SIFCO during fiscal 2015. The executive officers are appointed annually by the Board of Directors.

•	Michael S. Lipscomb - Executive Officer through fiscal 2015.

•	James P. Woidke - Executive Officer through date of termination February 28, 2015.

•	Salvatore Incanno - Executive Officer starting on May 11, 2015 through fiscal 2015.

•	Catherine M. Kramer - Executive Officer through April 3, 2015.

•	Thomas R. Kubera - Interim CFO from April 3, 2015 to May 11, 2015.

Name	Age	Title and Business Experience
Michael S. Lipscomb	69
Chief Executive officer since August 2009 and a director of the Company since April 2010 and Chairman of the Board since February 2015. Mr. Lipscomb previously served as a director of the Company from 2002 to 2006. Mr. Lipscomb is also currently the Chief Executive Officer of Aviation Component Solutions, a supplier of FAA-approved, second source replacement parts for commercial aircraft and engine components. Prior to joining the Company, Mr. Lipscomb was Chairman, President and Chief Executive Officer of Argo-Tech Corporation, which was acquired by Eaton Corporation in 2006, and was a leading maker of high-performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling for commercial and military aerospace markets, from 1994 to 2007, President from 1990 to 1994, Executive V.P. and Chief Operating Officer from 1988 to 1990, and Vice President of Operations from 1986, when Argo-Tech was formed, to 1988. In 1981, Mr. Lipscomb joined the corporate staff of TRW, a conglomerate manufacturer of industrial bearings in aerospace, automotive, energy and general industrial markets, currently a part of Northrop Grumman Corp., and was appointed Director of Operations for the Power Accessories Division of TRW in 1985. Mr. Lipscomb previously served as a director of Argo-Tech and AT Holdings Corporation from 1990 to 2007. He serves on the boards of Ruhlin Construction Company and Altra Holdings, Inc. He is a former board member of the Aerospace Industries Association and General Aviation Manufacturers Association, an organization that represents the U.S. aerospace and defense industry.

James P. Woidke	52
Executive Vice-President and Chief Operating Officer since March 2010 through February 2015. Prior to Mr. Woidke's departure, Mr. Woidke served as General Manager of SIFCO’s Forged Components Group since March, 2006. Prior to joining the Company, Mr. Woidke was the Director of Engineering and Quality as well as Business Unit Manager for Anchor Manufacturing Group, an automotive stamping and assembly manufacturer, from 2003 to 2006. From 1993 to 2003, Mr. Woidke held a number of different positions with Lake Erie Screw Corporation, a manufacturer of specialty fasteners, last serving as Director of Manufacturing Operations.

Salvatore Incanno	48
Vice President and Chief Financial Officer since May 2015. Prior to joining SIFCO, Mr. Incanno was General Manager of Patch Rubber Company, a rubber manufacturer located in Weldon, NC and subsidiary of Myers Industries. From 2007 to 2015, Mr. Incanno served various roles at Myers Industries, a diversified manufacturing and distribution company, including Vice President of Corporate Development and Corporate Treasurer. Prior to Myers Industries, Mr. Incanno has held various Finance positions at The Reynolds & Reynolds Company, Compaq Computer Corp., and Conoco Inc.

Catherine M. Kramer	42
Vice President, Finance and Chief Financial Officer since January 2013 through April 2015. Prior to Ms. Kramer's departure from SIFCO, Ms. Kramer served as Director of Financial Planning & Analysis of the Company. Prior to joining the Company, Ms. Kramer was Managing Director at Greenstar Capital, LLC, a private equity firm that invests in lower-middle market companies and provides management consulting services, from 2009 to 2012 and Vice President of Strategic Planning from 2007 to 2009. Ms. Kramer was Vice President of Corporate Strategic Planning from 2005 to 2007 and Manager of Finance from 2001 to 2005 at Argo-Tech Corporation, which was acquired by Eaton Corporation in 2006, and was a leading maker of high-performance aerospace engine fuel pumps and systems, airframe fuel pumps and systems, and ground fueling for commercial and military aerospace markets.

Thomas R. Kubera	56
Corporate Controller and Chief Accounting Officer since May 2014. Mr. Kubera served as interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cliffs Natural Resources, Inc. from April 2005 through April 2014, most recently as the Controller, Global Operations Services. He also held several assistant controller positions and was Senior Manager of External Reporting while at Cliffs Natural Resources, Inc.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE MKT exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2015		2014
	High	Low	High	Low
First Quarter	$34.89	$27.66	$27.91	$18.08
Second Quarter	30.50	19.54	35.26	25.87
Third Quarter	22.21	13.80	35.61	30.22
Fourth Quarter	15.44	11.29	32.13	26.28

Performance Graph
The following graph compares the cumulative 5-Year total return to shareholders of the Company's Common Shares to the cumulative total returns to shareholders of the S&P Composite - 500 Stock Index and the Russell 2000 Index. The graph assumes that the value of the investment in the Common Shares and in each of the indexes (including the reinvestment of dividends) was $100 on September 30, 2010 and tracks it through September 30, 2015.

Dividends and Shares Outstanding

The Company did not declare a cash dividend for fiscal 2015 and declared a cash dividend of $0.20 per Common Share in fiscal 2014. The Company will continue to evaluate the payment of such dividends annually based on its relative profitability and available resources. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its businesses. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2015, there were approximately 524 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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

	For the Years Ended September 30,
	2015 (a)	2014	2013 (b)	2012 (c)	2011 (d)
	(Amounts in thousands, except per share data)
Statement of Operations Data:
Net sales	$109,301	$119,654	$116,001	$102,900	$107,357
Income (loss) from continuing operations	(3,581)	5,603	9,758	6,307	7,449

Per Share Data:
Income (loss) per share from continuing operations - basic	$(0.66)	$1.04	$1.82	$1.19	$1.41
Income (loss) per share from continuing operations - diluted	$(0.66)	$1.03	$1.81	$1.18	$1.40
Cash dividends per share	$—	$0.20	$0.20	$0.20	$0.15

Balance Sheet Data:
Total assets	$156,689	$109,697	$105,765	$106,545	$80,011
Long term debt, net of current maturities	38,426	8,429	7,381	19,683	1,186

a.	On July 1, 2015, the Company completed the purchase of the forging business of C*Blade.

b.
In the fourth quarter of fiscal 2013, the Company decided to exit the Turbine Component Service and Repair business.  On July 23, 2013, the Company completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. On December 10, 2012, the Company completed the divestiture of its Applied Surface Concepts business.

c.	On October 28, 2011, the Company completed the purchase of the forging business and substantially all related operating assets from GEL Industries, Inc.

d.	On December 10, 2010, the Company completed the purchase of the forging business and substantially all related operating assets from T&W Forge, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIFCO is engaged in the production of forgings and machined components primarily for the aerospace and energy markets. The processes and services include forging, heat-treating and machining. Since fiscal 2014, the Company operates under one business segment: SIFCO.

The Company endeavors to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected build rate for industrial steam and gas turbine engines; and (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft.

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income (loss), net sales, and operating profit, to measure operating performance. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2015	2014	2013
Net income (loss)	$(2,872)	$5,023	$10,234
Less: Income (loss) from discontinued operations, net of tax	709	(580)	476
Income (loss) from continuing operations	(3,581)	5,603	9,758
Adjustments:
Depreciation and amortization expense	8,293	6,896	5,725
Interest expense, net	574	184	318
Income tax provision (benefit)	(2,444)	2,753	4,088
EBITDA	2,842	15,436	19,889
Adjustments:
Foreign currency exchange (gain) loss, net (1)	215	(20)	23
Other income, net (2)	(507)	(433)	(421)
Loss (gain) on disposal of operating assets (3)	63	(3)	(89)
Inventory purchase accounting adjustments (4)	412	—	286
Non-recurring severance expense (5)	964	—	813
Equity compensation expense (6)	730	1,572	126
Pension settlement expense (7)	—	—	248
Acquisition transaction-related expenses (8)	2,681	920	197
LIFO impact (9)	629	140	(1,560)
Orange expansion (10)	631	—	—
Adjusted EBITDA	$8,660	$17,612	$19,512

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)
Represents severance expense related to the departure of an executive officer. Included in the $964 for fiscal 2015 is $233 of equity based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan. Included in the $813 for fiscal 2013 is $155 of equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(6)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(8)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services, costs, and executive travel that are required to be expensed as incurred.

(9)
Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method. Included in the $140 for fiscal 2014 is an increase in the E&O reserve related to LIFO of $238, partially offset by a decrease in the LIFO inventory reserve of $98.

(10)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

Overview
As set in motion in previous years, SIFCO has continued to execute on its transformative changes. These changes have revolved around its customer base (less dependency on major customers), its management structure, the implementation of an Enterprise Resource Planning ("ERP") system at two of its facilities, the continued increase of compliance measures for being an accelerated SEC filer, and the completion of the acquisition of C*Blade. Such measures have transformed the Company into the aerospace and energy ("A&E") focused business that SIFCO is today.

Fiscal Year 2015 Compared with Fiscal Year 2014
Net Sales
The Company's results for fiscal 2015 include the results of C*Blade from the date of acquisition. Net sales in fiscal 2015 decreased 8.7% to $109.3 million, compared to $119.7 million in fiscal 2014. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for fiscal 2015 and 2014, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$58.7	$61.2	$(2.5)
Rotorcraft	23.2	31.9	(8.7)
Energy components for power generation units	15.4	18.6	(3.2)
Commercial product and other revenue	12.0	8.0	4.0
Total	$109.3	$119.7	$(10.4)

Overall, net sales for the Company decreased $10.4 million in fiscal 2015 compared to fiscal 2014. The decrease in fixed wing aircraft and rotorcraft sales are primarily due to (i) changes in build rates in military programs such as C130 and V-22, which are driving the decline in volume compared to the comparable period, and (ii) from delays in raw material availability. The Company's lower energy components sales were due to a major customer closing its facility. The decreased volume was partially offset by $6.0 million in net sales attributable to the acquisition of C*Blade in the fourth quarter of fiscal 2015. These declines were partially offset by higher commercial products and other revenue sales related to a military ordnance program which increased $4.2 million from prior year.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 56.9% of total net sales and military net sales were 43.1% of total net sales in fiscal 2015, compared with 55.9% and 44.1%, respectively, in the comparable period in fiscal 2014. Military net sales decreased $5.7 million to $47.1 million in fiscal 2015, compared to $52.8 million in fiscal 2014 primarily due to changes in build rates to the programs mentioned above, partially offset by the continued increase in sales related to the ordnance program. Commercial net sales decreased $4.7 million to $62.2 million in fiscal 2015, compared to $66.9 million in fiscal 2014, primarily due to lower sales from the Company's energy components partially offset by the inclusion of one quarter of C*Blade's results as noted above.
Cost of Goods Sold
Cost of goods sold decreased by $0.8 million, or 0.8%, to $93.6 million during fiscal 2015, compared to $94.3 million in the comparable period of fiscal 2015, primarily due to the decreased sales volume and lower workers' compensation costs in the amount of $0.4 million due to change of estimate, partially offset by $5.0 million as a result of increased volume from the acquisition of C*Blade, higher scrap expense of $1.1 million and higher inventory shrink of $0.6 million and $0.4 million of inventory sold at C*Blade which was marked to fair value in accordance with acquisition accounting guidance.
Gross Profit
Gross profit decreased by $9.6 million, or 37.9%, to $15.7 million during fiscal 2015, compared with $25.3 million in fiscal 2014. Gross margin as a percentage of sales was 14.4% during fiscal 2015, compared with 21.2% in fiscal 2014. The decrease in gross profit was primarily due to lower sales volume, which resulted in the decreased leverage over fixed costs, as well as changes in product mix, higher scrap expense, inventory shrink and higher costs associated with a new aerospace program in one of the Company's facilities.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $4.1 million to $19.1 million, or 17.5% of net sales, during fiscal 2015, compared to $15.1 million, or 12.6% of net sales, in fiscal 2014. The increase in selling, general and administrative expenses is primarily due to an increase of $2.0 million in legal and professional fees primarily associated with transactional costs related to the acquisition of C*Blade, a $1.0 million increase in non-recurring severance expense due to the departure of a former executive officer, an increase of $1.0 million in Information Technology consultant costs as a result of post go-live support related to the new ERP system, $0.6 million increase in plant expansion costs, $0.4 million increase due to the acquisition of C*Blade, $0.4 million increase in bad debt reserve due to a customer bankruptcy and a customer uncollectible balance, which is partially offset by a net decrease in compensation and benefit costs in the amount of $1.7 million due to the reversal of incentive accruals and forfeitures of shares related to the long-term incentive program.
Amortization of Intangibles
Amortization of intangibles was $2.2 million during fiscal 2015, compared to $2.1 million in the comparable period of fiscal 2014.
Other/General
Interest expense increased to $0.6 million during fiscal 2015, compared with $0.2 million in fiscal 2014, primarily due to the new borrowing associated with the acquisition of C*Blade.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2015 and 2014:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2015	2014	2015	2014
Revolving credit agreement	2.1%	1.0%	$ 13.4 million	$ 2.5 million
Term note	3.3%	2.9%	$ 8.0 million	$ 4.9 million
Foreign term debt	2.3%	—%	$ 13.2 million	$ 0.0 million
Promissory note	—%	2.0%	$ 0.0 million	$ 0.4 million

Other income, (net) was $0.5 million during fiscal 2015, compared to $0.4 million in the comparable period of fiscal 2014. The amount principally consists of rental income earned from the lease of the Cork, Ireland facility for both fiscal 2015 and 2014.
The Company believes that inflation did not materially affect its results of operations in either fiscal 2015 or 2014 and does not expect inflation to be a significant factor in fiscal 2016.
Income Taxes
The Company’s effective tax rate in fiscal 2015 was 41%, compared with 33% in fiscal 2014. This increase is primarily attributed to a tax benefit applied against a pre-tax book loss associated with the reversal of previously recorded deferred taxes on the Company's non-U.S. undistributed earnings as referenced in Note 6 to the consolidated financial statements in Item 8. The effective tax rate differs from the U.S. federal statutory rate in fiscal 2015 due primarily to (i) the Company's indefinite reinvestment assertion, (ii) the application of U.S. tax credits, and (iii) the impact of U.S. state and local income taxes. The impact of these rate reconciling items are partially offset by (i) the impact of foreign earnings taxed at different rates than U.S. statutory rates, (ii) permanent book-tax difference related to acquisition costs, and (iii) an increase in the valuation allowance related to foreign tax credits. In fiscal 2014, the effective rate differed from the U.S. federal statutory rate due primarily to (i) the application of foreign tax credits and other U.S. credits in both the current year and in prior year adjustments, (ii) the impact of U.S. state and local income taxes, (iii) a domestic production activities deduction, and (iv) a decrease in the reserve for uncertain tax positions.
(Loss) Income from Continuing Operations
Loss from continuing operations, net of tax was $3.6 million during fiscal 2015, compared with income of $5.6 million, in fiscal 2014 due primarily to the factors noted above.
(Loss) Income from Discontinued Operations
Income from discontinued operations, net of tax, was $0.7 million during fiscal 2015, compared to a loss of $0.6 million from discontinued operations in fiscal 2014. This line item consists of income (losses) from discontinued operations related to the Repair Group. The income in fiscal 2015 is primarily due to the after-tax gain of $0.8 million related to the sale of the building and land. The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first quarter of fiscal 2014.
Net (Loss) Income
Net loss was $2.9 million during fiscal 2015, compared with net income of $5.0 million in fiscal 2014. Results decreased primarily due to decreased sales, higher selling, general and administrative expenses and lower gross profit as noted above.

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
Commercial net sales were 55.9% of total net sales and military net sales were 44.1% of total net sales in fiscal 2014, compared with 52.4% and 47.6%, respectively, in fiscal 2013. Although commercial net sales increased in fiscal 2014, it was partially offset by lower sales of the Company's energy components. Military net sales decreased $2.4 million to $52.8 million in fiscal 2014, compared to $55.2 million in fiscal 2013. This was primarily due to the decline in military rotorcraft sales, which was partially offset by an increase in sales due to the new ordnance program. The Company's aerospace components have both military and commercial applications.
Cost of Goods Sold
Cost of goods sold increased by $5.7 million, or 6.4%, to $94.3 million during fiscal 2014, compared to $88.6 million in the comparable period of fiscal 2013, primarily due to the additional business as a result of the acquisition of Colorado Springs and higher employee benefits expense.
Gross Profit
Gross profit decreased by $2.0 million, or 7.4%, to $25.3 million during fiscal 2014, compared with $27.4 million in fiscal 2013. Gross margin as a percentage of sales was 21.2% during fiscal 2014, compared with 23.6% in fiscal 2013. The decrease in gross margin as a percentage of sales in fiscal 2014 compared to fiscal 2013 was primarily due to a change in mix within the Company's energy components sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $3.5 million to $15.1 million, or 12.6% of net sales, during fiscal 2014, compared to $11.6 million, or 10.0% of net sales, in fiscal 2013. Fiscal 2013 included a $0.8 million non-recurring severance payment to a former executive. Excluding this charge, selling, general and administrative expenses increased by $4.3 million, primarily due to increases in legal and professional costs associated with the Company's Sarbanes-Oxley compliance readiness, higher long-term incentive compensation, an increase in depreciation expense due to accelerating depreciation on certain computer assets targeted to be replaced by an upcoming ERP system installation, the addition of Colorado Springs and increased compensation and benefit costs.
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
The Company believes that inflation did not materially affect its results of operations in either fiscal 2014 or 2013.
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
(Loss)/Income from Discontinued Operations
Loss from discontinued operations, net of tax, was $0.6 million during fiscal 2014, compared with income from discontinued operations of $0.5 million in fiscal 2013. This line item consists of income from discontinued operations related to Applied Surface Concepts and the Repair Group. The loss in fiscal 2014 is due to certain minimal continued operating costs associated with the closure of the Repair Group in the first quarter of fiscal 2014. Income in fiscal 2013 was primarily due to the after-tax gain of $2.5 million on the sale of ASC during the first quarter of fiscal 2013, which was partially offset by an after-tax loss of $2.0 million due to the exiting of the Repair Group as of September 30, 2013.
Net Income
Net income decreased by $5.2 million, or 50.9%, to $5.0 million, or 4.2% of net sales, during fiscal 2014, compared with $10.2 million, or 8.8% of net sales, in fiscal 2013. Net income decreased primarily due to higher selling, general and administrative expenses and lower gross margin as noted above.

B.        Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.7 million at September 30, 2015 compared with $4.6 million at September 30, 2014 and $4.5 million at September 30, 2013. In the fourth quarter of fiscal 2015, approximately $4.5 million of the Company’s cash and cash equivalents that was in the possession of its non-operating Irish subsidiary, was distributed as part of the $17.0 million cash used to fund the acquisition of C*Blade, effective July 1, 2015 as referenced in Note 12 of the consolidated financial statements included in Item 8. The aforementioned cash distribution from Ireland used to fund the acquisition of C*Blade, resulted in taxes generated from a monetary gain in Ireland. The Company has considered the tax effect in the calculation of its fiscal 2015 income tax provision (see Note 6 of the consolidated financial statements included in Item 8).
Operating Activities
The Company’s operating activities from continuing operations used $1.3 million of cash in fiscal 2015, compared with $11.0 million of cash provided by operating activities from continuing operations in fiscal 2014.  The cash used by operating activities from continuing operations in fiscal 2015 was due to the net loss of $2.9 million and a $6.6 million use of working capital.  The use of working capital is primarily due to a $3.6 million increase in inventory due to delays in customer releases and will be used to support sales in the first quarter of fiscal 2016 and $3.3 million increase in receivables due to the timing of collections from customers.  The use of cash was partially offset by $9.0 million of non-cash items, such as depreciation and amortization expense, LIFO expense and equity-based compensation expense.

The Company’s operating activities from continuing operations provided $11.0 million of cash in fiscal 2014, compared with $7.8 million in fiscal 2013. The cash provided by operating activities from continuing operations in fiscal 2014 was primarily due to net income of $5.0 million and $7.6 million from the impact of such non-cash items as depreciation and amortization expense and equity based compensation expense, partially offset by the use of $2.2 million of working capital. These changes in the components of working capital were due to factors resulting from normal business conditions of the Company, including (i) supporting growth in the business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers and tax authorities.
Investing Activities
Cash used for investing activities of continuing operations was $25.8 million in fiscal 2015, compared with $9.8 million in fiscal 2014. The increase is primarily attributed to the cash payment of $17.0 million for the cash portion of the acquisition of C*Blade and capital expenditures of $8.8 million, primarily related to the Company's ERP installation and completion of the prior year's Cleveland plant investment project. In addition to the $26.0 million expended during fiscal 2015, $0.3 million was committed as of September 30, 2015. The Company anticipates that total fiscal 2016 capital expenditures will be within the range of $4.0 to $5.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion to one of the Company's plant locations.
In January 2015, the sale of the land and building of the Repair Group was completed and the Company received cash proceeds of $1.4 million, net of transaction fees. The proceeds from this sale was used to pay down the Company's revolving credit facility. In fiscal 2014, as part of exiting the Repair Group business, the Company received net cash proceeds of $1.0 million from the sale of the Repair Group's machinery and equipment. In fiscal 2013, the Company acquired Colorado Springs, a forging business, for approximately $4.4 million at closing payable in cash by drawing on its revolving credit facility and as described more fully in Note 12 to the consolidated financial statements included in Item 8, the Company completed its divestiture of the ASC segment in December 2012, as described more fully in Note 13 to the consolidated financial statements included in Item 8. The Company received cash proceeds of approximately $8.1 million, net of transaction fees. These proceeds were used to pay down the Company's revolving credit facility. In conjunction with this divestiture, the ASC segment non-U.S. subsidiaries paid a $1.1 million cash dividend to the Company. Proceeds from the dividend were used to pay down the Company's revolving credit facility during the first quarter of fiscal 2013.

Financing Activities
Cash provided by financing activities was $22.5 million in fiscal 2015, compared with $2.4 million of cash used for financing activities in fiscal 2014.

The Company had net borrowings under its term loan of $14.6 million in fiscal 2015, compared with repayments of $4.4 million in fiscal 2014. The borrowings are attributed to the acquisition of C*Blade as further discussed in Note 12 of the consolidated financial statements included in Item 8.

The Company had net borrowings under its revolving credit facility of $10.1 million in fiscal 2015, compared with net borrowings of $3.0 million in fiscal 2014. The increase in net borrowings from the revolving credit facility was to fulfill working capital requirements, along with funding of the capital expenditures mentioned above and the cash dividend of $0.20 per common share declared in the fourth quarter of fiscal 2014, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015. As mentioned above, the proceeds related to the Repair Group were used to pay down the Company's revolving credit facility in both fiscal 2015 and 2014. In 2013, the Company had net repayments of $8.0 million due to the proceeds and dividend from the divestiture of the ASC segment.
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with its lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduces to $20.0 million on January 1, 2016, and (ii) a five year term loan of $20.0 million. Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of C*Blade on July 1, 2015, as referenced in Note 12 of the consolidated financial statements included in Item 8 and for working capital and general corporate purposes. The new Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the Credit Agreement. With the Credit Agreement, the Company incurred debt issuance costs of $0.7 million.
The new revolver and term loan have a rate based on LIBOR, which were 3.2% and 3.1%, respectively at September 30, 2015. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance. The Company received a waiver from its Lender related to certain non-financial covenants for fiscal 2015.  With the waiver, the Company was in compliance with all covenants contained in its revolving credit facility and term loan as of September 30, 2015.  The Company expects to remain in compliance throughout fiscal 2016.
Prior to the debt replacement noted above, in October 2011, the Company entered into an amendment to its then existing credit agreement with its bank increasing the maximum borrowing amount from $30.0 million to $40.0 million, of which $10.0 million was a five (5) year term loan and $30.0 million was a five year revolving loan, secured by substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its Irish subsidiary. The term loan was repayable in quarterly installments of $0.5 million starting December 1, 2011. The term loan was repaid in the third quarter of fiscal year 2015 and replaced by the credit agreement described previously.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement.

In the fourth quarter of fiscal 2013 and 2012, the Company declared a special cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during first quarter of fiscal 2014 and 2013, respectively.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain arrangements that are not reflected in the Statement of Consolidated Financial Position. These include operating leases as described more fully in Note 9 to the consolidated financial statements included in Item 8, which primarily relate to office space. The Company does not have any obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

D.         Contractual Obligations

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$43,812	$5,233	$10,132	$28,447	$—
Short-term debt obligations	5,170	5,170	—	—	—
Interest on debt obligations (1)	2,233	514	760	959	—
Capital Lease Obligations	252	100	106	46	—
Operating lease obligations	9,684	1,005	1,397	1,029	6,253
Other Long-term liabilities reflected on the Registrant's Balance Sheet under GAAP (2)	688	688	—	—	—
Total	$61,839	$12,710	$12,395	$30,481	$6,253

(1) Future interest obligations are calculated using the debt balances and interest rates in effect on September 30, 2015. As these are based on estimates, actual future payments may be different.
(2) Primarily consists of accrued workers' compensation.

Total contractual obligations exclude pension obligations. In fiscal 2016, we have no minimum funding requirements. We are unable to determine minimum funding requirements beyond 2016.

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

Uncertain Tax Positions
The calculation of the Company's tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognize liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and it reports related interest and penalties as income taxes, refer to Note 6 in the consolidated financial statements included in Item 8.

F.         Impact of Newly Issued Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement-Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the extraordinary items concept from GAAP. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The ASU is effective for the Company on October 1, 2016. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. As described in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers ASU 2014-09, issued in May 2014 by the FASB. The ASU provides a one year deferral of the effective date. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In November 2015, the FASB issues ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU 2015-17 will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering whether it will early adopt the ASU in the next reporting period, as its permitted under the standard.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Interest payable on our term loan and revolving credit facility is at a variable rate based the LIBOR rate, prime rate, or the Eurocurency reference rate depending on the type of loan requested by the Company at each close, plus the applicable margin set forth in its credit agreement plus a margin depending on a leverage ratio. As of September 30, 2015, we had $16.5 million drawn on the revolving credit facility, $19.3 million on our term loan and $13.2 million of foreign subsidiary borrowings.

If interest rates were to increase or decrease 100 basis points (1%) from the September 30, 2015 rate, and assuming no change in the amount outstanding under the revolving credit facility or term loan balances, interest expense on its variable rate debt would increase or decrease by $0.4 million per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of SIFCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and Subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 29, 2016 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
January 29, 2016

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2015	2014	2013
Net sales	$109,301	$119,654	$116,001
Cost of goods sold	93,569	94,325	88,643
Gross profit	15,732	25,329	27,358
Selling, general and administrative expenses	19,167	15,084	11,605
Amortization of intangible assets	2,245	2,161	2,076
Loss (Gain) on disposal or impairment of operating assets	63	(3)	(89)
Operating (loss) income	(5,743)	8,087	13,766
Interest income	(10)	(17)	(24)
Interest expense	584	201	342
Foreign currency exchange (gain) loss, net	215	(20)	23
Other income, net	(507)	(433)	(421)
Income (loss) from continuing operations before income tax (benefit) provision	(6,025)	8,356	13,846
Income tax (benefit) provision	(2,444)	2,753	4,088
Income (loss) from continuing operations	(3,581)	5,603	9,758
Income (loss) from discontinued operations, net of tax	709	(580)	476
Net income (loss)	$(2,872)	$5,023	$10,234

Income (loss) per share from continuing operations
Basic	$(0.66)	$1.04	$1.82
Diluted	$(0.66)	$1.03	$1.81

Income (loss) per share from discontinued operations, net of tax
Basic	$0.13	$(0.11)	$0.09
Diluted	$0.13	$(0.11)	$0.09

Net income (loss) per share
Basic	$(0.53)	$0.93	$1.91
Diluted	$(0.53)	$0.92	$1.90

Weighted-average number of common shares (basic)	5,438	5,402	5,363
Weighted-average number of common shares (diluted)	5,438	5,424	5,401
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2015	2014	2013
Net income (loss)	$(2,872)	$5,023	$10,234
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0, $0, and $0, respectively	120	—	(284)
Retirement plan liability adjustment, net of tax $850, $502, and $1,712, respectively	(1,500)	(891)	2,854
Interest rate swap agreement adjustment, net of tax $0, ($14), and $16, respectively	5	21	31
Comprehensive income (loss)	$(4,247)	$4,153	$12,835
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$667	$4,596
Receivables, net of allowance for doubtful accounts of $1,127 and $333, respectively	36,024	25,915
Inventories, net	27,943	18,919
Refundable income taxes	2,516	410
Deferred income taxes	2,785	791
Prepaid expenses and other current assets	1,600	1,878
Current assets of business held for sale	—	264
Current assets of business from discontinued operations	—	128
Total current assets	71,535	52,901
Property, plant and equipment, net	54,865	37,148
Intangible assets, net	13,265	11,490
Goodwill	16,480	7,658
Other assets	544	500
Total assets	$156,689	$109,697

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,503	$2,000
Accounts payable	14,201	10,526
Accrued liabilities	8,446	6,432
Current liabilities of business from discontinued operations	—	196
Total current liabilities	33,150	19,154
Long-term debt, net of current maturities	38,426	8,429
Deferred income taxes	4,849	774
Pension liability	6,743	4,331
Other long-term liabilities	452	389
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,468 at September 30, 2015 and 5,448 at September 30, 2014	5,468	5,448
Additional paid-in capital	9,778	9,102
Retained earnings	69,811	72,683
Accumulated other comprehensive loss	(11,988)	(10,613)
Total shareholders’ equity	73,069	76,620
Total liabilities and shareholders’ equity	$156,689	$109,697
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,872)	$5,023	$10,234
(Income) loss from discontinued operations, net of tax	(709)	580	(476)
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	8,293	6,896	5,725
Amortization of debt issuance cost	37	—	—
Gain on disposal of operating assets	(10)	(3)	(89)
LIFO expense (income)	629	(98)	(1,560)
Share transactions under employee stock plan	696	1,540	117
Deferred income taxes	(1,092)	(762)	1,165
Purchase price inventory adjustment	412	—	286
Asset impairment charges	—	—	(72)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(3,302)	(1,104)	(4,752)
Inventories	(3,553)	(481)	694
Refundable income taxes	(2,106)	(410)	—
Prepaid expenses and other current assets	681	(111)	(636)
Other assets	333	740	(532)
Accounts payable	1,909	1,305	(2,475)
Accrued liabilities	(1,123)	(1,246)	969
Other long-term liabilities	506	(865)	(799)
Net cash provided by (used for) operating activities of continuing operations	(1,271)	11,004	7,799
Net cash provided by (used for) operating activities of discontinued operations	(516)	393	(438)
Cash flows from investing activities:
Acquisition of businesses	(16,994)	—	(4,387)
Proceeds from disposal of property, plant and equipment	2	—	164
Capital expenditures	(8,812)	(9,838)	(3,418)
Net cash used for investing activities of continuing operations	(25,804)	(9,838)	(7,641)
Net cash provided by investing activities of discontinued operations	1,422	950	8,642
Cash flows from financing activities:
Proceeds from term note	20,000	—	—
Repayments of term note	(5,441)	(4,392)	(2,000)
Proceeds from revolving credit agreement	58,802	40,992	52,386
Repayments of revolving credit agreement	(48,731)	(37,944)	(60,343)
Short-term debt borrowings	1,030	—	—
Short-term debt repayments	(1,300)	—	—
Payments for debt financing	(724)	—	—
Proceeds from exercise of stock options	—	4	—
Dividends paid	(1,090)	(1,081)	(1,073)
Net cash provided by (used for) financing activities of continuing operations	22,546	(2,421)	(11,030)
Increase (decrease) in cash and cash equivalents	(3,623)	88	(2,668)
Cash and cash equivalents at beginning of year	4,596	4,508	7,176
Effects of exchange rate changes on cash and cash equivalents	(306)	—	—
Cash and cash equivalents at end of year	$667	$4,596	$4,508
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2015	2014	2013
Cash paid during the year:
Cash paid for interest	$(613)	$(205)	$(301)
Cash paid for income taxes, net	$(679)	$(3,283)	$(4,906)
Non-cash investing and financing transactions:
Dividends declared but not paid	$—	$(1,090)	$(1,081)
Additions to property, plant & equipment - incurred but not yet paid	$458	$2,410	$—
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2012	$5,366	$7,523	$59,597	$(12,344)	$60,142

Net income	—	—	10,234	—	10,234
Foreign currency translation adjustment	—	—	—	(284)	(284)
Retirement liability adjustment, net of tax	—	—	—	2,854	2,854
Interest rate swap agreement adjustment, net of tax	—	—	—	31	31
Dividend declared	—	—	(1,081)	—	(1,081)
Performance and restricted share expense	—	298	—	—	298
Share transactions under employee stock plans	41	(222)	—	—	(181)
Balance - September 30, 2013	$5,407	$7,599	$68,750	$(9,743)	$72,013

Net income	—	—	5,023	—	5,023
Retirement liability adjustment, net of tax	—	—	—	(891)	(891)
Interest rate swap agreement adjustment, net of tax	—	—	—	21	21
Dividend declared	—	—	(1,090)	—	(1,090)
Performance and restricted share expense	—	1,801	—	—	1,801
Share transactions under employee stock plans	41	(298)	—	—	(257)
Balance - September 30, 2014	$5,448	$9,102	$72,683	$(10,613)	$76,620

Net loss		—	(2,872)	—	(2,872)
Foreign currency translation adjustment	—	—		120	120
Retirement liability adjustment, net of tax	—	—	—	(1,500)	(1,500)
Interest rate swap agreement adjustment, net of tax	—	—	—	5	5
Performance and restricted share expense	—	963	—	—	963
Share transactions under employee stock plans	20	(287)	—	—	(267)
Balance - September 30, 2015	$5,468	$9,778	$69,811	$(11,988)	$73,069
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and its subsidiaries are engaged in the production of forgings and machined components primarily in the Aerospace and Energy ("A&E") market. The Company’s operations are conducted in a single business segment, "SIFCO" or "Company," previously referenced as SIFCO Forged Components, during fiscal 2014. In July 2015, SIFCO completed the acquisition of all of the outstanding equity of C Blade S.p.A. Forging & Manufacturing (“C*Blade”), located in Maniago, Italy, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. Financial information relating to the Company's acquisition is referenced in Note 12. In fiscal 2013, the Company had two additional segments: Turbine Component Services and Repair ("Repair Group"), which was discontinued in fiscal 2013, as discussed more fully in Note 13, and Applied Surface Concepts ("ASC"), which was divested in fiscal 2013, as discussed more fully in Note 13.

B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company’s U.S. operations and its Irish subsidiary. For these operations, all gains and losses from completed currency transactions are included in income currently. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits at September 30, 2015 and 2014.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $1,127 and $333 at September 30, 2015 and 2014, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2015 and 2014, $0 and $158, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $487, $9 and $81 in fiscal 2015, 2014 and 2013, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2015, 12% of the Company’s consolidated net sales were from one of its largest customers; and 38% of the Company's consolidated net sales were from the two largest customers and their direct subcontractors which individually accounted for 22% and 16%. In fiscal 2014, 37% of the Company’s consolidated net sales were from three of its largest customers which individually accounted for 14%, 12%, and 11% of consolidated net sales; and 50% of the Company's consolidated net sales were from three of the largest customers and their direct subcontractors which individually accounted for 24%, 15%, and 11%. In fiscal 2013, 39% of the Company’s consolidated net sales were from three major customers who individually accounted for 16%, 13%, and 10% of consolidated net sales; and 60% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors which individually accounted for 21%, 16%, 13%, and 10%. No other single customer or group represented greater than 10% of total net sales in fiscal 2015, 2014 and 2013.
At September 30, 2015, one of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 11% of the total net accounts receivable; and two of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 18% and 16% of total net accounts receivable, respectively. At September 30, 2014, two of the Company’s largest customers had outstanding net accounts receivable which accounted for 13% and 10% of total net accounts receivable, respectively; and two of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 27% and 14% of total, net receivables, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2015.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 38% and 40% of the Company’s inventories at September 30, 2015 and 2014, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter, and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,022 and $1,407 at September 30, 2015 and 2014, respectively.

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

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2015	2014
Property, plant and equipment :
Land	$975	$469
Buildings	15,446	11,546
Machinery and equipment	80,687	61,587
Total property, plant and equipment	97,108	73,602
Accumulated depreciation	42,243	36,454
Property, plant and equipment, net	$54,865	$37,148

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Asset impairment charges of $72 were recorded in fiscal 2013 related to certain machinery and equipment. The gain/loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. The machinery and equipment was determined to be impaired, therefore, the carrying value of such assets was reduced to its net realizable value. Depreciation expense was $6,048, $4,735 and $3,649 in fiscal 2015, 2014 and 2013, respectively.

The Company’s Irish subsidiary sold its operating business in June 2007, but retained ownership of its Cork, Ireland facility. This property is subject to a lease arrangement with the acquirer of the business that expires in June 2027. Rental income is earned in quarterly installments of $103. At September 30, 2015 and 2014, the carrying value of the property was $1,570 and $1,643, respectively. Rental income of $413, $413 and $413 was recognized in fiscal 2015, 2014 and 2013, respectively, and is recorded in other income, net on the consolidated statements of operations.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

H. NET INCOME (LOSS) PER SHARE
The Company’s net income (loss) per basic share has been computed based on the weighted-average number of common shares outstanding. Net income (loss) per diluted share reflects the effect of the Company’s outstanding stock options, restricted shares and performance shares under the treasury stock method.

The dilutive effect of the Company’s stock options, restricted shares and performance shares were as follows:

	September 30,
	2015	2014	2013
Income (loss) from continuing operations	$(3,581)	$5,603	$9,758
Income (loss) from discontinued operations, net of tax	709	(580)	476
Net income (loss)	$(2,872)	$5,023	$10,234

Weighted-average common shares outstanding (basic)	5,438	5,402	5,363
Effect of dilutive securities:
Stock options	—	—	1
Restricted shares	—	18	12
Performance shares	—	4	25
Weighted-average common shares outstanding (diluted)	5,438	5,424	5,401
Net income (loss) per share – basic
Continuing operations	$(0.66)	$1.04	$1.82
Discontinued operations	0.13	(0.11)	0.09
Net income (loss)	$(0.53)	$0.93	$1.91
Net income (loss) per share – diluted:
Continuing operations	$(0.66)	$1.03	$1.81
Discontinued operations	0.13	(0.11)	0.09
Net income (loss)	$(0.53)	$0.92	$1.90
Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	27	18	47

I. REVENUE RECOGNITION
Revenue is generally recognized for products shipped or services performed when the following criteria are met: 1.) persuasive evidence of an arrangement exists; 2.) delivery has occurred; 3.) an established sales price has been set with the customer; and 4.) collectibility of the amounts due from the sale is reasonably assured.

J. CAPITAL LEASE OBLIGATIONS
Capital leases are accounted for as the acquisition of an asset and the commitment of an obligation by the lessee and as a sale or financing by the lessor. All other leases are accounted for as operating leases.

K. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which expands upon the guidance on the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. This guidance requires retrospective application and is effective for fiscal years beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the ASU. The effect of the ASU did not impact prior periods as there were no previous debt issuance costs. See Note 5 for further disclosure.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

In August 2015, the FASB issued ASU 2015-15, "Interest - Imputation of Interest (Subtopic 835-30)," clarifies the previously issued ASU 2015-03, which does not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has elected to early adopt the ASU. The effect of the ASU did not impact prior periods as there were no previous debt issuance costs. See Note 5 for further disclosure.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period-Adjustments." The current guidance under generally accepted accounting principles in the United States of America ("GAAP") requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. This amendment is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this ASU should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued. The Company has adopted the new ASU as of September 30, 2015 and there was no impact to the consolidated financial statements due to the measurement period and the acquisition date of C*Blade occuring within the same accounting period.

L. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which applies to inventory that is measured using first-in, first-out ("FIFO") or average cost. As described in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out ("LIFO"). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which defers ASU 2014-09, issued in May 2014 by the FASB. The ASU provides a one year deferral of the effective date. This ASU is effective for annual and interim periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering whether it will early adopt ASU 2015-17 in the next reporting period, as is permitted under the standard.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

M. USE OF ESTIMATES
Accounting principles generally accepted in the U.S. require management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the period in preparing these financial statements. Actual results could differ from those estimates. In fiscal 2015, the Company changed how it estimates its workers' compensation reserve. The Company uses a third party actuary to evaluate its reserves annually. Effective in the first quarter of fiscal 2015, the Company changed to a new third party administrator that also evaluates the reserve on a monthly basis. The change in administrators resulted in a reduction in the Company's reserve and a corresponding decrease in expense of approximately $400. The change is reflected in the Company's fiscal 2015 results.

N. DERIVATIVE FINANCIAL INSTRUMENTS
The Company periodically uses interest rate swap agreements to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. Interest rate swaps are designated as a cash flow hedges. At September 30, 2014, the Company held one interest rate swap with a notional amount of $4,000. The interest rate swap matured as of December 31, 2014. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. During the first quarter of fiscal 2015, in fiscal 2014, and 2013 the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note interest risk. As of September 30, 2015, no interest rate swap agreements were in place.

O. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expense was nominal in fiscal 2015, 2014 and 2013.

P. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2015	2014	2013
Foreign currency translation adjustment, net of income tax benefit of $0, $0 and $0, respectively	$(5,731)	$(5,851)	$(5,851)
Net retirement plan liability adjustment, net of income tax benefit of ($3,758), ($2,909) and ($2,409), respectively	(6,257)	(4,757)	(3,866)
Interest rate swap agreement, net of income tax benefit of $0, $1 and $16, respectively	—	(5)	(26)
Total accumulated other comprehensive loss	$(11,988)	$(10,613)	$(9,743)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability adjustment	Interest rates swap adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2013	$(5,851)	$(3,866)	$(26)	$(9,743)
Other comprehensive income (loss) before reclassifications		(1,179)	21	(1,158)
Amounts reclassified from accumulated other comprehensive income	—	288	—	288
Net current-period other comprehensive income	$—	$(891)	$21	$(870)

Balance at September 30, 2014	$(5,851)	$(4,757)	$(5)	$(10,613)
Other comprehensive income (loss) before reclassifications	120	(1,846)	5	(1,721)
Amounts reclassified from accumulated other comprehensive income (loss)	—	346	—	346
Net current-period other comprehensive income	120	(1,500)	5	(1,375)
Balance at September 30, 2015	$(5,731)	$(6,257)	$—	$(11,988)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2015 and 2014:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2015	2014	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$—	$—	(1)
Net actuarial loss	545	450	(1)
Settlements/curtailments	—	—	(1)
	545	450	Total before taxes
	(199)	(162)	Income tax benefit (expense)
	$346	$288	Net of taxes

(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 7 - Retirement benefit plans for further information.

Q. INCOME TAXES
The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s Irish and Italian subsidiaries also file tax returns in the respective jurisdictions. As of September 30, 2015, the Company changed its assertion regarding the potential U.S. Federal taxation of undistributed earnings of its foreign subsidiaries due to the change in structure that occurred upon the acquisition of C*Blade, described in Note 12. As a result of this change in assertion, the Company reversed $992 of deferred income taxes on the cumulative earnings of its non U.S. subsidiary that had been accrued as of June 30, 2015.

The Company provides deferred income taxes for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Such taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deferred tax assets result principally from recording certain expenses in the financial statements in excess of amounts currently deductible for tax purposes. Deferred tax liabilities result principally from tax depreciation in excess of book depreciation.

The Company evaluates at each balance sheet date for uncertain tax positions taken. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest cumulative benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company's policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.

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

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions, and repairs of tangible property. Taxpayers are required to follow the new regulations in taxable years beginning on or after January 1, 2014.  Management has assessed the impact of the regulations and determined it does not have a material impact to the Company’s consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

R. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. Based on the examination of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.

Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities
Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3 - Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, accounts payable, and revolving credit facilities are considered to be representative of their fair values because of their short maturities.

S. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Long-Term Incentive Plan. The Company recognizes share-based expense within selling, general, and administrative expense.

T. RECLASSIFICATIONS
Certain amounts in prior years may have been reclassified to conform to the 2015 consolidated financial statement presentation.

During fiscal 2015, the Company revised the classification of certain department expenses between cost of goods sold and selling, general, and administrative line items. The effect of this revision had no impact on total operating income, but it revised the total of cost of goods sold for fiscal 2014 and 2013 from $93,729 to $94,325 and from $87,986 to $88,643, respectively. Selling, general, and administrative expenses were revised for fiscal 2014 and 2013 from $15,680 to $15,084 and from $12,262 to $11,605, respectively.

2.Inventories

Inventories at September 30 consist of:

	2015	2014
Raw materials and supplies	$7,212	$5,957
Work-in-process	11,088	6,232
Finished goods	9,643	6,730
Total inventories	$27,943	$18,919

If the FIFO method had been used for the entire Company, inventories would have been $8,508 and $7,879 higher than reported at September 30, 2015 and 2014, respectively. LIFO expense was $629 in fiscal 2015 and LIFO income was $98 and $1,560 in fiscal 2014 and fiscal 2013, respectively.

During fiscal 2013, a reduction in total inventory resulted in a liquidation of LIFO inventory quantities valued at the lower costs of prior years. The LIFO liquidation decreased cost of goods sold in fiscal 2013 by approximately $1,300.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2015	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$2,776	$886	$6	$1,896
Non-compete agreement	5 years	1,600	1,308	—	292
Below market lease	5 years	900	865	—	35
Technology asset	5 years	1,663	84	12	1,591
Customer relationships	10 years	15,352	5,912	11	9,451
Order backlog	1 year	2,200	2,200	—	—
Transition services agreement	< 1 year	23	23	—	—
Total intangible assets		$24,514	$11,278	$29	$13,265

September 30, 2014
Intangible assets:
Trade name	10 years	$2,000	$646	$—	$1,354
Non-compete agreement	5 years	1,600	988	—	612
Below market lease	5 years	900	685	—	215
Customer relationships	10 years	13,800	4,491	—	9,309
Order backlog	1 year	2,200	2,200	—	—
Transition services agreement	< 1 year	23	23	—	—
Total intangible assets		$20,523	$9,033	$—	$11,490

Included in the intangible assets at September 30, 2015 are assets acquired in connection with the purchase of substantially all the outstanding equity of C*Blade”on July 1, 2015, as discussed more fully in Note 12. These acquired intangible assets consist of:

	Estimated Useful Life	Original Cost
Intangible assets:
Trade name	5 years	$776
Technology Asset	5 years	1,663
Customer relationships	10 years	1,552
Total intangible assets		$3,991

The amortization expense on identifiable intangible assets for fiscal 2015, 2014 and 2013 was $2,245, $2,161 and $2,076 respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2016	$2,497
Fiscal year 2017	2,260
Fiscal year 2018	2,239
Fiscal year 2019	2,223
Fiscal year 2020	2,098

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. During fiscal 2015 and 2014, the Company performed a quantitative assessment of goodwill for impairment. The impairment test consisted of a comparison between the fair value of the indefinite lived intangible assets, as determined by projected discounted

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

cash flows from future operations, and the carrying values. The Company concluded that no impairment exists as of July 31, 2015 and 2014. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2013	$7,620
Goodwill purchase price adjustment	38
Balance at September 30, 2014	$7,658

Balance at September 30, 2014	$7,658
Goodwill acquired during the year	8,760
Currency translation	62
Balance at September 30, 2015	$16,480

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2015	2014
Accrued employee compensation and benefits	$3,875	$2,918
Accrued legal and professional	2,069	445
Accrued workers’ compensation	688	937
Accrued dividends	—	1,090
Deferred revenues	312	191
Other accrued liabilities	1,502	851
Total accrued liabilities	$8,446	$6,432

5.    Long-Term Debt
Long-term debt at September 30 consists of:

	2015	2014
Revolving credit agreement	$16,500	$6,429
Foreign subsidiary borrowings	13,197	—
Capital lease obligations	252	—

Term loan	19,286	4,000
Less: unamortized debt issuance cost	(306)	—
Term loan less unamortized debt issuance cost	18,980	4,000

Total debt	48,929	10,429

Less – current maturities	(10,503)	(2,000)
Total long-term debt	$38,426	$8,429
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with its lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduces to $20,000 on January 1, 2016, and (ii) a five year term loan of $20,000. Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $714 beginning September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of C*Blade on July 1, 2015, as referenced in Note 12 and for working capital and general corporate purposes. The new Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the Credit Agreement.

The new revolver and term loan have a rate based on LIBOR, which were 3.2% and 3.1%, respectively at September 30, 2015. The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance. The Company received a waiver from its Lender related to certain non-financial covenants for fiscal 2015.  With the waiver, the Company was in compliance with all covenants contained in its revolving credit facility and term loan as of September 30, 2015.  The Company expects to remain in compliance throughout fiscal 2016.

The Company incurred debt issuance costs in connection with the new Credit Agreement in the amount of $724 for the year ended September 30, 2015. There were no prior period debt issuance costs associated with the previous credit agreement. As noted in Note 1, the Company early adopted ASU 2015-03 and ASU 2015-15, which allows the Company to present debt issuance costs on the consolidated balance sheets related to the term note as a direct deduction from the principal amount. As shown above, $306 of debt issuance costs, net of amortization of $17, was capitalized related to the term note. The remaining $381 debt issuance cost relates to the revolver. This portion is shown in the consolidated balance sheet as a deferred charge in other assets, net of amortization of $20 at September 30, 2015.
Prior to the replacement of the revolver and term loan previously discussed, in October 2011, the Company entered into an amendment to its then existing credit agreement with its bank to increase the maximum borrowing amount from $30,000 to $40,000, of which $10,000 was a five (5) year term loan and $30,000 was a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $500 starting December 1, 2011. The term loan was repaid in the third quarter of fiscal year 2015 and replaced by the credit agreement discussed previously.

On July 1, 2015, the Company acquired C*Blade (see Note 12), along with its indebtedness, which consist of working capital credit lines, lending for unsecured borrowings and loans related to research and development activities where C*Blade has been granted long-term financing contracts below market interest rates, totaling $2,027. The benefit of the below-market rate of interest is measured as the difference between the initial carrying value of the loan and the proceeds received. The deferred interest benefit was $84 at September 30, 2015 (of which $25 is classified as non-current).

As of September 30, 2015, the total foreign debt borrowings was $13,197, of this $8,027 bearing interest between 1.0% to 4.0% Euribor rate as of September 30, 2015, of which $2,333 is the current portion. Of the remaining $5,170, $4,393 relates to the unsecured borrowings of the Company's trade receivables for one of its customers and $777 relates to short term debt as of September 30, 2015. The Company receives cash payment for receivables sold. These are uncommitted programs, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the sale of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated balance sheets. There was $1,987 of short-term borrowings relating to this agreement at September 30, 2015 classified within short-term debt. The carrying value of the receivables pledged as collateral was $3,607 at September 30, 2015.

Payments on long-term debt (excluding capital lease obligations, see Note 9) over the next 5 years are as follows:

Minimum long-term debt payments

2016	$5,208
2017	4,814
2018	4,123
2019	4,011
2020	25,343
2021 and thereafter	250
Subtotal	43,749
Plus: amount representing interest (*)	64

Minimum payments including interest	$43,813

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

6.     Income Taxes

The components of income (loss) from continuing operations before income tax provision are as follows:

	Years Ended September 30,
	2015	2014	2013
U.S	$(6,373)	$7,984	$13,671
Non-U.S	348	372	175
Income (loss) before income tax provision (benefit)	$(6,025)	$8,356	$13,846
Income taxes from continuing operations before income tax provision consist of the following:

	Years Ended September 30,
	2015	2014	2013
Current income tax provision:
U.S. federal	$(2,560)	$2,847	$4,055
U.S. state and local	55	101	489
Non-U.S	338	77	111
Total current tax provision (benefit)	(2,167)	3,025	4,655
Deferred income tax provision (benefit):
U.S. federal	(277)	(329)	(540)
U.S. state and local	(83)	57	(27)
Non-U.S	83	—	—
Total deferred tax provision (benefit)	(277)	(272)	(567)
Income tax provision (benefit)	$(2,444)	$2,753	$4,088
The income tax provision from continuing operations in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2015	2014	2013
Income (loss) before income tax provision (benefit)	$(6,025)	$8,356	$13,846
Less-U.S. state and local income tax provision	(13)	220	489
Income (loss) before U.S. and non-U.S. federal income tax provision	$(6,012)	$8,136	$13,357
Income tax provision (benefit) at U.S. federal statutory rates	$(2,104)	$2,848	$4,675
Tax effect of:
Foreign rate differential	334	74	73
Permanent items	438	(218)	(278)
Undistributed earnings of non-U.S. subsidiaries	(992)	(13)	(60)
Prior year tax adjustments	(23)	41	(181)
State and local income taxes	(113)	203	453
Federal tax credits	(92)	(178)	(766)
Change in valuation allowance	147	105	139
Changes in uncertain tax positions	58	(108)	57
Other	(97)	(1)	(24)
Income tax provision (benefit)	$(2,444)	$2,753	$4,088

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2015	2014
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$595	$592
Employee benefits	3,340	2,581
Inventory reserves	865	495
Allowance for doubtful accounts	377	84
Foreign tax credits to undistributed earnings	—	1,940
Intangibles	1,936	2,982
Foreign tax credits	517	492
Other	1,007	87
Total deferred tax assets	8,637	9,253
Deferred tax liabilities:
Depreciation	(9,022)	(4,836)
Unremitted foreign earnings	(65)	(2,997)
Prepaid expenses	(432)	(580)
Other	(87)	—
Total deferred tax liabilities	(9,606)	(8,413)
Net deferred tax assets (liabilities)	(969)	840
Valuation allowance	(1,095)	(823)
Net deferred tax assets (liabilities)	$(2,064)	$17
At September 30, 2015, the Company has a non-U.S. tax loss carryforward of approximately $5,470, which primarily relates to the Company’s Irish subsidiary that ceased operations in 2007. A valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The non-U.S. tax loss carryforward does not expire.
The Company has $517 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2025 and $67 of U.S. general business tax credits that are subject to expiration in 2035. The foreign tax credit carryforwards have been fully offset by a valuation allowance.
In addition, the Company has $126 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $3,212 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2020-2035. The U.S. state tax credit carryforwards have been fully offset by a valuation allowance. A portion of the U.S. state and local tax loss carryforwards presented in the table above for fiscal 2015 has been reduced by unrealized stock compensation deductions of $5.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, in fiscal 2015 and 2014 of $105 and $56, respectively. If recognized, $105 of the fiscal 2015 uncertain tax positions would impact the effective tax rate. It is reasonably possible that $36 of uncertain tax positions and $5 of accrued interest will reverse in the next twelve months due to lapse of statue of limitations. As of September 30, 2015, the Company had accrued interest of $22 and recognized $11 for interest and penalties in continuing operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2015	2014
Balance at beginning of year	$56	$164
Increase due to tax positions taken in current prior year	49	—
Decrease due to tax positions taken in prior years	—	(108)
Balance at end of year	$105	$56
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

federal income tax examinations by tax authorities for fiscal years prior to 2012, state and local income tax examinations for fiscal years prior to 2008, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
As of September 30, 2015, no taxes have been provided on the undistributed earnings of non-U.S. subsidiaries amounting to $10,843, as the Company intends to permanently reinvest these earnings. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

7.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, and this plan was frozen in 2003. Another plan covered the Repair Group's union employees and no longer has active participants due to the business being discontinued at September 30, 2013. Consequently, although both plans continue, the non-union plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003, and due to the discontinued operations of the Repair Group, the related union plan has had no participants accrue any additional benefits subsequent to December 31, 2013.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2015	2014	2013
Service cost	$148	$126	$288
Interest cost	978	987	851
Expected return on plan assets	(1,671)	(1,573)	(1,485)
Amortization of prior service cost	—	—	8
Amortization of net loss	545	450	917
Settlement cost	—	—	299
Curtailment cost	—	—	252
Net pension (benefit) expense for defined benefit plan	$—	$(10)	$1,130
As more fully discussed in Note 13, the Company exited the Repair Group in fiscal 2013. During fiscal 2013, the Company incurred $252 of curtailment cost due to the discontinuation of the Repair Group.

The status of all defined benefit pension plans at September 30 is as follows:

	2015	2014
Benefit obligations:
Benefit obligations at beginning of year	$26,140	$23,596
Transfer in	465	—
Service cost	148	126
Interest cost	978	987
Actuarial loss (gain)	1,328	2,737
Benefits paid	(1,377)	(1,306)
Currency translation	3	—
Benefit obligations at end of year	$27,685	$26,140
Plan assets:
Plan assets at beginning of year	$22,110	$20,435
Actual return on plan assets	117	2,465
Employer contributions	46	516
Benefits paid	(1,377)	(1,306)
Plan assets at end of year	$20,896	$22,110

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

As part of the acquisition of C*Blade, as discussed more fully in Note 12, the Company sponsors a defined pension plan for certain of its employees. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and is measured as the actuarial present value of the vested benefits to which the employees would be entitled if the employee separated at the consolidated balance sheet date.

	Plans in which Assets Exceed Benefit Obligations at September 30,		Plans in which Benefit Obligations Exceed Assets at September 30,
	2015	2014	2015	2014
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$—	$347	$(6,789)	$(4,377)
Amounts recognized in accumulated other comprehensive loss:
Net loss	—	1,090	10,003	6,576
Net amount recognized in the consolidated balance sheets	$—	$1,437	$3,214	$2,199
Amounts recognized in the consolidated balance sheets are:
Other assets	$—	$347	$—	$—
Accrued liabilities	—	—	(46)	(46)
Pension liability	—	—	(6,743)	(4,331)
Accumulated other comprehensive loss – pretax	—	1,090	10,003	6,576
Net amount recognized in the consolidated balance sheets	$—	$1,437	$3,214	$2,199

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2016 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$840

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2015	2014
Discount rate for liabilities	3.9%	3.9%
Discount rate for expenses	3.9%	4.4%
Expected return on assets	8.0%	8.1%

The Company holds investments in pooled separate accounts and common/collective trusts, in which the fair value of assets of the underlying funds are determined in the following ways:

•
U.S. equity securities are comprised of domestic equities that are priced using the closing price of the applicable nationally recognized stock exchange, as provided by industry standard vendors such as Interactive Data Corporation.

•	Non-U.S. equity securities are comprised of international equities. These securities are priced using the closing price from the applicable foreign stock exchange.

•
U.S. bond funds are comprised of domestic fixed income securities. Securities are priced by industry standards vendors, such as Interactive Data Corporation, using inputs such as benchmark yields, reported trades, broker/dealer quotes, or issuer spreads.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

◦
Included as part of the U.S. bond funds, are private placement funds, for which fair market value is not always commercially available, the fair value of these investments is primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private-market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements.

•
Non-U.S. bond funds are comprised of international fixed income securities. Securities are priced by Interactive Data Corporation, using inputs such as benchmark yields, reported trades, broker/dealer quotes, or issuer spreads.

•
Stable value fund is comprised of short-term securities and cash equivalent securities, which seek to provide high current income consistent with the preservation of principal and liquidity. As permitted under relevant securities laws, securities in this type of fund are valued initially at cost and thereafter adjusted for amortization of any discount or premium.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. However, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement result.

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2015 and 2014:

September 30, 2015	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$487	$—	$487	$—
Large blend	9,268	—	9,268	—
Large growth	515	—	515	—
Mid blend	109	—	109	—
Small blend	102	—	102	—
Non-U.S equity securities:
Foreign large blend	1,559	—	1,559	—
Diversified emerging markets	35	—	35	—
U.S. debt securities:
Inflation protected bond	489	—	489	—
Intermediate term bond	7,538	—	5,493	2,045
High inflation bond	340	—	340	—
Non-U.S. debt securities:
Emerging markets bonds	56	—	56	—
Stable value:
Short-term bonds	398	—	398	—
Total plan assets at fair value	$20,896	$—	$18,851	$2,045

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

September 30, 2014	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$629	$—	$629	$—
Large blend	10,626	—	10,626	—
Large growth	631	—	631	—
Mid blend	64	—	64	—
Small blend	55	—	55	—
Non-U.S equity securities:
Foreign large blend	1,679	—	1,679	—
Diversified emerging markets	83	—	83	—
U.S. debt securities:
Inflation protected bond	562	—	562	—
Intermediate term bond	7,001	—	4,899	2,102
High inflation bond	233	—	233	—
Non-U.S. debt securities:
Emerging markets bonds	226	—	226	—
Stable value:
Short-term bonds	321	—	321	—
Total plan assets at fair value	$22,110	$—	$20,008	$2,102
Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2015 and 2014 were as follows:

	2015	2014
Balance at beginning of year	$2,102	$1,999
Actual return on plan assets	76	96
Purchases and sales of plan assets, net	(133)	7
Balance at end of year	$2,045	$2,102

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2015	2014
U.S. equities	50%	54%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	40%	35%	20% to 70%
Non-U.S. debt securities	—%	1%	0% to 10%
Other securities	2%	2%	0% to 60%
Total	100%	100%

External consultants assist the Company with monitoring the appropriateness of the above investment strategy and the related asset mix and performance. To develop the expected long-term rate of return assumptions on plan assets, generally the Company

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

uses long-term historical information for the target asset mix selected. Adjustments are made to the expected long-term rate of return assumptions when deemed necessary based upon revised expectations of future investment performance of the overall investments markets.

The Company does not anticipate making any contributions to its defined benefit pension plans during fiscal 2016. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2016. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2016	$1,417
2017	1,843
2018	1,994
2019	1,653
2020	1,864
2021-2025	8,910

Multi-Employer Plans
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company			Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2015	2014		2015	2014	2013
Fund ¹	Green	Green	No	$49	$54	$50	No	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2014 and 2013.

At December 31, 2013, the Company exited the Boilermaker-Blacksmith National Pension Trust. The Company incurred a withdrawal liability in the amount of $54. Prior to exiting the multi-employer retirement plan, the Company incurred expense of $52 and $213 in fiscal 2014 and 2013, respectively.

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

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%)of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2015, 2014 and 2013 was $694, $696 and $504, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company’s additional discretionary matching contribution expense in fiscal 2015, 2014 and 2013 was $0, $294 and $253, respectively. As part of exiting the multi-employer plan discussed above, the Company sponsors a separate defined contribution plan for certain of its employees. The Company's contribution to this plan is based on a specified amount per hour based on the provisions of the applicable collective bargaining agreement.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

As part of the acquisition of C*Blade, as discussed more fully in Note 12, the Company sponsors a defined contribution plan for certain of its employees. The plan is a severance entitlement payable to Italian employees based on local government laws, which qualifies as a defined contribution plan.

8. Stock-Based Compensation
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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2015 there are approximately 320 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation expense under the 2007 Plan was $963, $1,572 and $280 during fiscal 2015, 2014 and 2013, respectively. The Company recorded income tax benefits in Additional Paid-in Capital of $2, $228 and $18 in fiscal 2015, 2014 and 2013, respectively, related to stock options and common shares that were earned under the 2007 Plan. As of September 30, 2015, there was $1,249 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

The following is a summary of activity related to performance shares:

	2015		2014		2013
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	174	$24.86	154	$17.85	158	$18.30
Restricted shares awarded	25	29.88	26	25.34	12	15.50
Restricted shares earned	(33)	24.68	(25)	18.94	(5)	22.00
Performance shares awarded	56	28.61	112	26.50	60	15.98
Performance shares earned	(11)	20.75	(21)	16.42	(33)	16.05
Awards forfeited	(113)	25.16	(72)	17.12	(38)	17.00
Outstanding at end of year	98	$28.50	174	$24.86	154	$17.85

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

The Company leases various facilities and equipment under operating leases expiring through 2034. The Company recorded rent expense of $1,306, $675 and $752 in fiscal 2015, 2014, and 2013, respectively. At September 30, 2015, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2016	$98	$1,005
2017	50	778
2018	54	619
2019	46	548
2020	—	481
Thereafter	—	6,253
Total minimum lease payments	$248	$9,684
Plus: Amount representing interest	$5
Present value of minimum lease payments	$253

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

2015
Machinery and equipment	$646
Accumulated depreciation	(32)

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

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 70%, 80% and 79% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2015, 2014 and 2013. Net sales to unaffiliated customers located in various European countries accounted for 16%, 6% and 4% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 4%, 7% and 7% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively.

During fiscal 2015, severance costs was incurred by the company related to one of its executive officers in the amount of $964.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S subsidiaries located in Maniago, Italy (see Note 12 for discussion on acquisition of C*Blade) and Cork, Ireland. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2015 was $45,235 compared with $1,714 as of September 30, 2014. The primary reason for increase is due to the acquisition of C*Blade.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

	2015	2014
Long-Lived Assets
United States	$36,413	35,505
Europe	18,452	1,643
	$54,865	37,148

At September 30, 2015, approximately 294 of the hourly plant personnel are represented by three separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio	May 31, 2020
Alliance, Ohio	July 31, 2017
Maniago, Italy *	December 31, 2015
* Negotiations in process.

11. Summarized Quarterly Results (unaudited)

	Fiscal 2015 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$20,080	$24,615	$28,717	$35,889
Gross profit	2,999	3,701	4,967	4,065

Income (loss) from continuing operations	(1,345)	(863)	(1,007)	(366)

Income (loss) from discontinued operations, net of tax	(63)	799	—	(27)
Net loss	(1,408)	(64)	(1,007)	(393)

Income (loss) per share from continuing operations:
Basic	$(0.25)	$(0.16)	$(0.19)	$(0.06)
Diluted	$(0.25)	$(0.16)	$(0.19)	$(0.06)
Income (loss) per share from discontinued operations, net of tax:
Basic	$(0.01)	$0.15	$—	$(0.01)
Diluted	$(0.01)	$0.15	$—	$(0.01)
Net Income (loss) per share:
Basic	$(0.26)	$(0.01)	$(0.19)	$(0.07)
Diluted	$(0.26)	$(0.01)	$(0.19)	$(0.07)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

	Fiscal 2014 Quarter Ended
	Dec. 31	March 31	June 30	Sept. 30
Net sales	$26,652	$29,044	$30,999	$32,959
Gross profit	5,410	6,150	7,022	6,747

Income from continuing operations	1,154	1,511	1,983	955

Income (loss) from discontinued operations, net of tax	(207)	(85)	(76)	(212)
Net income	947	1,426	1,907	743

Income per share from continuing operations:
Basic	$0.22	$0.28	$0.37	$0.17
Diluted	$0.21	$0.28	$0.37	$0.17
Income (loss) per share from discontinued operations, net of tax:
Basic	$(0.04)	$(0.02)	$(0.01)	$(0.04)
Diluted	$(0.04)	$(0.02)	$(0.01)	$(0.04)
Net income per share:
Basic	$0.18	$0.26	$0.36	$0.13
Diluted	$0.17	$0.26	$0.36	$0.13

As previously discussed, the Company revised the classification of certain department expenses between cost of goods sold and selling, general, and administrative lines items. The effect of the revision had no impact on total operating income, but revised the total gross profit for the first quarter of fiscal 2014 from $5,570 to $5,410, second quarter fiscal 2014 from $6,304 to $6,150, third quarter fiscal 2014 from $7,157 to $7,022 and fourth quarter fiscal 2014 $6,894 to $6,747.
During fiscal 2015, immaterial corrections related to the first three fiscal quarters of fiscal 2015 were recorded. The corrections were for accruals for inventory-related accounts, accounts payable, accounts receivable, fixed assets and selling, general and administrative expenses ("SG&A"). The corrections would have increased cost of goods sold by 0.5%, 3.6% and 0.4% in the first, second and third fiscal quarters of 2015, respectively, and decreased cost of goods sold by 1.2% in the fourth quarter of fiscal 2015. These adjustments would have increased SG&A by 5.3% in the first quarter fiscal quarter 2015 and decreased SG&A by 4.3%, 3.4% and 3.2% in the second, third and fourth fiscal quarters of 2015, respectively.

12. Business Acquisitions
On July 1, 2015, the Company completed the acquisition of all of the outstanding equity of C*Blade S.p.A. Forging & Manufacturing ("C*Blade"), from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. This acquisition resulted in a major milestone for the Company to bring SIFCO back to being a multi-national A&E company that has locations near its worldwide customer base. C*Blade's forging and machining capabilities and European location will help serve both the A&E markets with high quality, cost effective solutions for their growing businesses. The forging business is operated at two facilities, located in Maniago, Italy. The purchase price for the forging business and the assumption of debt was approximately $16,994 payable in cash. In addition, the Company has assumed certain current operating liabilities and indebtedness of the forging business. The Company recorded net sales of $6,000 and net operating income of $209 from the date of acquisition through September 30, 2015.

The C*Blade purchase transaction is accounted for under the purchase method of accounting. The Company has substantially completed the purchase accounting related to the C*Blade acquisition. The fair values of assets acquired and liabilities assumed, were based upon appraisals, other studies and additional information available at the time of the acquisition of C*Blade (level 3 inputs). The Company believes that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and assumed, such excess was allocated to goodwill.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following table summarizes the Company's purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

July 1, 2015
Assets acquired:
Accounts receivable	$6,740
Inventory	6,477
Prepaid & other current assets	1,999
Property and equipment	16,923
Intangible assets	3,991
Goodwill	8,760
44,890
Liabilities assumed:
Current maturities of long-term debt	7,920
Accounts payable and accrued liabilities	8,279
Long-term debt	6,437
Other long-term liabilities	5,260
Total purchase price	$16,994
As part of the acquisition of C*Blade, the Company incurred transaction related costs which were expensed as incurred. Such costs related to legal and professional expenses and other expenses that are included in the consolidated statements of operations within selling, general and administrative expenses of approximately $2,681, $564 and $0 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

The results of operations of C*Blade from its respective date of acquisition are included in the Company’s consolidated statements of operations. The following unaudited pro forma information presents a summary of the results of operations for the Company including C*Blade as if the acquisitions had occurred on October 1, 2014 and 2013, respectively:

	(Unaudited) Years Ended September 30,
	2015	2014
Net sales	$130,401	$141,415
Net income (loss)	$(2,772)	$5,362
Net income (loss) per share (basic)	$(0.51)	$0.99
Net income (loss) per share (diluted)	$(0.51)	$0.99

On July 23, 2013, SIFCO Industries, Inc. completed the purchase of the forging business and substantially all related operating assets from MW General, Inc. (DBA General Aluminium Forgings). The forging business is operated in General Aluminum Forgings, LLC's, Colorado Springs, Colorado facility, which is leased. The purchase price for the forging business and related operating assets and liabilities was approximately $4,400 payable in cash, which includes a purchase price adjustment of $123 received in the fourth quarter of fiscal 2013 due to certain adjustments related principally to the final working capital level and/or indemnification holdback provisions under the purchase agreement. The Company recorded net sales of $1,100 and net operating loss of $216 from the date of acquisition through September 30, 2013.

13. Discontinued Operations, Assets Held for Sale, and Business Divestiture

As part of the Company's strategy to focus on the A&E market, the Company decided in the fourth quarter of fiscal 2013 to exit the Repair Group. The results of operations and cash flows from the Repair Group have been classified as discontinued operations for all periods presented. The Repair Group terminated operations in the first quarter of fiscal 2014. In fiscal 2014, the Company retained the net working capital and the building. On January 30, 2015, the Company completed the sale of the building and land for cash proceeds of $1,422, net of selling expenses.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The table presents the components of the balance sheet accounts classified as assets and liabilities of discontinued operations at September 30, 2015 and 2014. The assets and liabilities were comprised of the following:

	September 30,
	2015	2014
Assets:
Receivables, net	$—	$91
Deferred income taxes	—	15
Prepaid expenses and other current assets	—	22
Asset held for sale	$—	$264
Total current assets of business from discontinued operations	$—	$392

Liabilities:
Accounts payable	$—	$23
Accrued liabilities	—	173
Total current liabilities of business from discontinued operations	$—	$196
As of September 30, 2013, certain assets are recorded at the lower of carrying value or fair value. The Company recognized within the Repair Group an impairment charge of $354 in fiscal 2013 to write-down assets to their estimated fair value.
The financial results of Repair Group included in discontinued operations were as follows:

	Years Ended September 30,
	2015	2014	2013
Net sales	$—	$1,339	$5,964
Income (loss) before income tax provision	1,160	(808)	(3,104)
Income tax provision (benefit)	451	(228)	(1,061)
Income (loss) from discontinued operations, net of tax	$709	$(580)	$(2,043)

As the Company exited the Repair Group, the Company recognized $959 in workforce reduction costs of which $685 was incurred in fiscal 2013 and $6 was paid in fiscal 2013 and the remaining $274 was recognized and paid in fiscal 2014.

On December 10, 2012, the Company completed the divestiture of its ASC business segment. The Company received cash proceeds, net of certain transaction fees, of approximately $8,100 for this business and $980 was placed in escrow, pending expiration in June 2014 of indemnification holdback provisions under the sale agreement. The ASC business included its U.S. operations, headquartered in Cleveland, Ohio, and three European operations located in France, Sweden and the United Kingdom. The ASC business developed, manufactured and sold selective plating products and provided contract services for low volume repair, refurbishment and OEM applications. The transaction resulted in a pre-tax gain of $3,980 in fiscal 2013. The results of operations and cash flows from ASC have been classified as discontinued operations for all periods presented.

The financial results of ASC Group included in discontinued operations were as follows:

Years Ended September 30,
2013
Net sales	$2,727
Income before income tax provision	180
Income tax (benefit)	(11)
Income from operations, net of tax	191
Gain on sale of discontinued operations, net of tax	2,328
Income from discontinued operations, net of tax	$2,519

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

14. Subsequent events

The lease arrangement for the Alliance facility expired on December 10, 2015. The Company is on a month to month lease arrangement with its landlord and are in negotiations with the landlord to transfer ownership.

The collective bargaining agreement with the employees at the C*Blade facility, expired on December 31, 2015.  Negotiations regarding extension or renewal of the agreement are ongoing.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2015, 2014 and 2013
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2015
Deducted from asset accounts
Allowance for doubtful accounts	$333	487	307	—	(a)	$1,127
Inventory obsolescence reserve	1,407	138	1,804	(327)	(b)	$3,022
Inventory LIFO reserve	7,879	629	—	—		$8,508
Deferred tax valuation allowance	822	273	—	—		$1,095
Accrual for estimated liability
Workers’ compensation reserve	937	626	(326)	(549)	(d)	$688

Year Ended September 30, 2014
Deducted from asset accounts
Allowance for doubtful accounts	$481	$9	$1	$(158)	(a)	$333
Inventory obsolescence reserve	1,394	131	(118)	—	(b)	1,407
Inventory LIFO reserve	7,977	(98)	—	—		7,879
Asset impairment reserve	72	—	(72)	—	(c)	—
Deferred tax valuation allowance	718	104	—	—		822
Accrual for estimated liability
Workers’ compensation reserve	744	515	—	(322)	(d)	937

Year Ended September 30, 2013
Deducted from asset accounts
Allowance for doubtful accounts	$500	$81	$47	$(147)	(a)	$481
Inventory obsolescence reserve	1,192	520	(318)	—	(b)	1,394
Inventory LIFO reserve	9,537	(1,560)	—	—		7,977
Asset impairment reserve	757	72	—	(757)	(c)	72
Deferred tax valuation allowance	579	139	—	—		718
Accrual for estimated liability
Workers’ compensation reserve	663	82	—	(1)	(d)	744

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Equipment sold or otherwise disposed

(d)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting that are described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of September 30, 2015.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In 2015, the Company installed a new, complex ERP system at the corporate office and two operating locations. The complexity of the system and lack of adequate training contributed to the following material weaknesses:

•	Inadequate journal entry approval controls related to manual journal entries, allowing the posting of unapproved manual journal entries, and

•	Lack of effective execution of controls related to the testing of completeness and accuracy of system-generated reports.

Significant accounting personnel turnover throughout the year contributed to the following material weaknesses:

•	Lack of proper reconciliations performed and the precision and sufficiency of reconciliation reviews performed, and

•	Improper application of cash receipts to outstanding receivables balances.

In addition, a material weakness was identified for the lack of processes and controls in place related to the recording of tooling sales and sales returned for re-work at one location.

Finally, a material weakness was identified related to the ineffectiveness of monitoring controls in place over our operating locations by the Corporate office.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting. The Company is in the process of designing and implementing additional controls and improving existing controls to remediate the material weaknesses that exist as of September 30, 2015, as set forth above.

With respect to the monitoring of manual journal entries, the Company is exploring automated methods to direct all manual journal entries to an appropriate approver.

With respect to the completeness and accuracy of system-generated reports, the Company is enhancing its control environment related to the segregation of duties that led to the need to perform additional manual testing on system generated reports, and enhancing activity level control testing of system generated reports, as necessary.

With respect to monitoring controls of the operating locations, the Company has implemented a reporting change in its finance organization whereby the site controllers now also report to the Corporate Controller. The Company is also evaluating other organizational and control changes to strengthen its monitoring controls.

With respect to the precision of reviews around account reconciliations, management is designing and implementing additional procedures to enhance the precision of reviews, including additional policies and training for those executing the controls. Additionally, the Company is adopting enhanced controls on spreadsheets used in the preparation of reconciliations and is evaluating the need for additional controls to improve the reconciliation process.

With respect to the application of cash receipts, the Company has trained the appropriate personnel in the timely and accurate application of cash receipts and is implementing monitoring controls to ensure these procedures are followed.

With respect to revenue recognition, the Company is educating its sales, operations and accounting staff on the proper recognition of revenue, is updating its policies and procedures to incorporate these guidelines is and evaluating the need for enhanced controls, as necessary.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. Although we plan to complete this remediation as quickly as possible, we cannot, at this time, estimate how long it will take.

The Company’s internal control over financial reporting as of September 30, 2015 has been audited by Grant Thornton LLP, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting and other Remediation

During fiscal 2015, the following occurred:

•
Management's assessment of the effectiveness of the Company's internal controls over financial reporting as of September 30, 2015 excluded from the scope of its assessment of internal control over financial reporting the operations and related assets of C*Blade which was acquired in the 4th quarter of fiscal 2015. SEC guidelines permit companies to omit an acquired business's internal controls over financial reporting from its management's assessment during the first year of acquisition.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
SIFCO Industries, Inc.

We have audited the internal control over financial reporting of SIFCO Industries, Inc. (an Ohio Corporation) and Subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of C Blade S.p.A. Forging & Manufacturing, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 28 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2015. As indicated in Management’s Report, C Blade S.p.A. Forging & Manufacturing was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of C Blade S.p.A. Forging & Manufacturing.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: Ineffective monitoring of operating locations; lack of approval of certain manual journal entries at locations that migrated to a new information technology system in the current year; inadequate testing of completeness and accuracy of system-generated reports at locations that migrated to a new information technology system in the current year; lack of sufficient preparation and/or precision of review of account reconciliations; improper application of cash receipts at one operating location; and lack of processes and controls related to the accounting for tooling sales at one operating location and sales returned for re-work at one operating location.
In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2015. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated January 29, 2016, which expressed an unqualified opinion on those financial statements.
/s/GRANT THORNTON LLP
Cleveland, Ohio
January 29, 2016

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal to Elect Eight (8) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about January 29, 2016.

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
The Company incorporates herein by reference the information appearing under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Compensation Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about January 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2015.

Plan category	Number of securities to be issued upon Exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2007 Long-term Incentive Plan (1)	98,383	N/A	320,470

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

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about January 29, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about January 29, 2016.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about January 29, 2016.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Balance Sheets—September 30, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended September 30, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2*	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.3 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference

Exhibit No.	Description

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

10.2	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference

10.3
Amended and Restated Change in Control and Severance Agreement, between James P. Woidke and SIFCO Industries, Inc., dated April 27, 2010 filed as Exhibit 10.15 of the Company’s Form 8-K dated April 30, 2010, and incorporated herein by reference

10.4
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.5
Change in Control Agreement between the Company and Catherine M. Kramer, dated November 1, 2013, filed as Exhibit 10.1 to the Company's Form 8-K dated November 1, 2013, and incorporated herein by reference

10.6	Separation agreement between the Company and James P. Woidke, dated February 27, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated March 2, 2015, and incorporated herein by reference
10.7	Change in Control Agreement between the Company and Salvatore Incanno, dated May 11, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated May 11, 2015, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

Exhibit No.	Description

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2015 filed with the SEC on January 29, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, 2014 and 2013, (iii) Consolidated Balance Sheets at September 30, 2015 and 2014, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2015, 2014 and 2013, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Salvatore Incanno
Salvatore Incanno
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: January 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on January 29, 2016 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Michael S. Lipscomb
Jeffrey P. Gotschall	Michael S. Lipscomb
Chairman Emeritus	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Alayne L. Reitman	/s/ John G. Chapman, Sr.
Alayne L. Reitman	John G. Chapman, Sr.
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Norman E. Wells, Jr.	/s/ Mark J. Silk
Norman E. Wells, Jr.	Mark J. Silk
Director	Director

/s/ Salvatore Incanno	/s/ Thomas R. Kubera
Salvatore Incanno	Thomas R. Kubera
Vice President-Finance	Corporate Controller
and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)