Form 10-Q
period 2015-12-31
SIFCO INDUSTRIES INC
filed 2016-02-16
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2015 was 5,456,123.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2015	2014
Net sales	$27,161	$20,080
Cost of goods sold	25,053	17,081
Gross profit	2,108	2,999
Selling, general and administrative expenses	5,620	4,444
Amortization of intangible assets	714	520
Loss on disposal of operating assets	2	—
Operating loss	(4,228)	(1,965)
Interest income	(9)	(3)
Interest expense	408	60
Foreign currency exchange (gain) loss, net	14	(10)
Other income, net	(107)	(107)
Loss from continuing operations before income tax benefit	(4,534)	(1,905)
Income tax benefit	(1,936)	(560)
Loss from continuing operations	(2,598)	(1,345)
Loss from discontinued operations, net of tax	—	(63)
Net loss	$(2,598)	$(1,408)

Loss per share from continuing operations
Basic	$(0.48)	$(0.25)
Diluted	$(0.48)	$(0.25)

Loss per share from discontinued operations, net of tax
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Net loss per share
Basic	$(0.48)	$(0.26)
Diluted	$(0.48)	$(0.26)

Weighted-average number of common shares (basic)	5,452	5,422
Weighted-average number of common shares (diluted)	5,452	5,447
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2015	2014
Net loss	$(2,598)	$(1,408)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(447)	—
Retirement plan liability adjustment	193	129
Interest rate swap agreement adjustment	—	5
Comprehensive loss	$(2,852)	$(1,274)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2015	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,337	$667
Receivables, net of allowance for doubtful accounts of $716 and $1,127, respectively	29,692	36,024
Inventories, net	26,533	27,943
Refundable income taxes	3,884	2,516
Deferred income taxes	2,745	2,785
Prepaid expenses and other current assets	1,447	1,600
Total current assets	65,638	71,535
Property, plant and equipment, net	52,706	54,865
Intangible assets, net	12,883	13,265
Goodwill	15,584	16,480
Other assets	490	544
Total assets	$147,301	$156,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,816	$10,503
Accounts payable	15,286	14,201
Accrued liabilities	8,569	8,446
Total current liabilities	34,671	33,150
Long-term debt, net of current maturities	30,878	38,426
Deferred income taxes	4,161	4,849
Pension liability	6,602	6,743
Other long-term liabilities	453	452
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,466 at December 31, 2015 and 5,468 at September 30, 2015	5,466	5,468
Additional paid-in capital	10,097	9,778
Retained earnings	67,215	69,811
Accumulated other comprehensive loss	(12,242)	(11,988)
Total shareholders’ equity	70,536	73,069
Total liabilities and shareholders’ equity	$147,301	$156,689
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,598)	$(1,408)
Loss from discontinued operations, net of tax	—	63
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,778	1,714
Amortization on debt issuance cost	36	—
LIFO expense	34	30
Share transactions under company stock plan	317	337
Purchase price inventory adjustment	266	—
Other long-term liabilities	64	(7)
Deferred income taxes	(565)	1
Changes in operating assets and liabilities:
Receivables	6,155	5,996
Inventories	944	(5,101)
Refundable taxes	(1,367)	(635)
Prepaid expenses and other current assets	149	(604)
Other assets	303	(7)
Accounts payable	1,558	(165)
Other accrued liabilities	360	(1,792)
Accrued income and other taxes	(151)	21
Net cash provided by (used for) operating activities of continuing operations	8,283	(1,557)
Net cash used for operating activities of discontinued operations	—	(9)
Cash flows from investing activities:
Capital expenditures	(694)	(3,488)
Other	(44)	—
Net cash used for investing activities of continuing operations	(738)	(3,488)
Cash flows from financing activities:
Payments on long term debt	(1,284)	(500)
Proceeds from revolving credit agreement	3,700	15,355
Repayments of revolving credit agreement	(9,830)	(8,332)
Short-term debt borrowings	757	—
Short-term debt repayments	(226)	—
Cash dividends paid	—	(1,090)
Net cash provided by (used for) financing activities of continuing operations	(6,883)	5,433
Increase in cash and cash equivalents	662	379
Cash and cash equivalents at the beginning of the period	667	4,596
Effect of exchange rate changes on cash and cash equivalents	8	—
Cash and cash equivalents at the end of the period	$1,337	$4,975
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(409)	$(70)
Cash paid for income taxes, net	(162)	(17)

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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2015 Annual Report on Form 10-K. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K.
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net loss per diluted share reflects the effect of the Company’s outstanding stock options, restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended December 31,
	2015	2014
Loss from continuing operations	$(2,598)	$(1,345)
Loss from discontinued operations, net of tax	—	(63)
Net loss	$(2,598)	$(1,408)

Weighted-average common shares outstanding (basic)	5,452	5,422
Effect of dilutive securities:
Restricted shares	—	25
Weighted-average common shares outstanding (diluted)	5,452	5,447

Net loss per share – basic
Continuing operations	$(0.48)	$(0.25)
Discontinued operations	—	(0.01)
Net loss	$(0.48)	$(0.26)

Net loss per share – diluted:
Continuing operations	$(0.48)	$(0.25)
Discontinued operations	—	(0.01)
Net loss	$(0.48)	$(0.26)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	22	8

2.	Inventories
Inventories consist of:

	December 31, 2015	September 30, 2015
Raw materials and supplies	$5,752	$7,212
Work-in-process	11,218	11,088
Finished goods	9,563	9,643
Total inventories	$26,533	$27,943
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 39% and 38% of the Company’s inventories at December 31, 2015 and September 30, 2015, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,542 and $8,508 higher than reported at December 31, 2015 and September 30, 2015, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2015	September 30, 2015
Foreign currency translation adjustment, net of tax	$(6,178)	$(5,731)
Retirement plan liability adjustment, net of tax	(6,064)	(6,257)
Total accumulated other comprehensive loss	$(12,242)	$(11,988)

4.	Long-Term Debt
Long-term debt consists of:

	December 31, 2015	September 30, 2015
Revolving credit agreement	$10,370	$16,500
Foreign subsidiary borrowings	12,830	13,197
Capital lease obligations	211	252

Term loan	18,571	19,286
Less: unamortized debt issuance cost	(288)	(306)
Term loan less unamortized debt issuance cost	18,283	18,980
Total Debt	41,694	48,929

Less – current maturities	(10,816)	(10,503)
Total long-term debt	$30,878	$38,426
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with a new lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduces to $20,000 on January 1, 2016, and (ii) a five year term loan of $20,000.  Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of C*Blade S.p.A. Forging & Manufacturing ("C*Blade" - see Note 8) and for working capital and general corporate purposes. The Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Agreement.
The revolver has a rate based on LIBOR plus 2.75% spread and a Prime rate which resulted in a weighted average rate of 3.1% at December 31, 2015 and the term loan has a rate based on LIBOR plus 2.75% spread which was 3.4% at December 31, 2015. The new loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum debt to EBITDA ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.15% to 0.35% to be incurred on the unused balance. The Company was in compliance with loan covenants required to be met as of December 31, 2015. Subsequent to December 31, 2015, certain non-financial covenants that previously were included in the September 30, 2015 waiver had expired. As such, the Company obtained a waiver from its Lender and is in compliance with all covenants contained in its revolving credit facility and term loan. The Company expects to remain in compliance throughout fiscal 2016.

As of December 31, 2015, the total foreign debt borrowings was $12,830, of which $2,270 is the current portion. Interest rates range between 1.0% to 4.0% Euribor rate. The remaining $5,608 consists of short term borrowings and the factoring of a portion the Company's trade receivables. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the sale of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated balance sheets. There was $1,001 of short-term borrowings relating to this agreement at December 31, 2015 classified within short-term debt. The carrying value of the receivables pledged as collateral was $2,448 at December 31, 2015.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2016 was 43%, compared with 29% for the same period of fiscal 2015. This increase is primarily attributable to an increase in U.S federal tax credits applied against forecasted domestic results in fiscal 2016 as well as discrete tax benefits of $461 primarily related to the tax effects of legislation enacted during the quarter, applied to a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of U.S. tax credits, (ii) income and losses in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate, and (iii) the tax effects of legislation enacted during the quarter.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns.

6.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2015	2014
Service cost	$70	$37
Interest cost	256	245
Expected return on plan assets	(408)	(417)
Amortization of net loss	210	141
Net periodic cost	$128	$6
During the three months ended December 31, 2015 and 2014, the Company made no contributions to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2016.

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
During the first three months of fiscal 2016, 91 performance share awards were granted under the 2007 Plan with a grant date fair value of $10.50. The shares vest over a three year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of the grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one year.
During the first three months of fiscal 2016, 11 restricted shares vested under the 2007 Plan. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 229 shares that remain available for award at December 31, 2015. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $346 and $529 during the first three months of fiscal 2016 and 2015, respectively. As of December 31, 2015, there was $1,866 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.8 years.

8.	Business Acquisition
On July 1, 2015, the Company completed the acquisition of all of the outstanding equity of C*Blade S.p.A. Forging & Manufacturing, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. The forging business is operated at two facilities, located in Maniago, Italy. The purchase price for the forging business and the assumption of debt was approximately $16,719, after a $275 purchase price adjustment received in the first quarter of fiscal 2016 related to certain adjustments principally related to the final working capital level and indebtedness adjustment.
The Company has substantially completed the purchase accounting related to the C*Blade acquisition.
Changes in the net carrying amount of goodwill was as follows:

Balance at September 30, 2015	$16,480
Goodwill purchase price adjustment	(648)
Currency translation	$(248)
Balance at December 31, 2015	$15,584
The results of operation of C*Blade are included in the Company’s unaudited consolidated condensed statements of operations for the three months ended December 31, 2015. The following unaudited pro forma information presents a summary of the results of operations for the Company including C*Blade as if the acquisition had occurred on October 1, 2014:

Three Months Ended December 31, 2014 (unaudited)
Net sales	$25,920
Net loss	$(691)
Net loss per share (basic)	$(0.13)
Net loss per share (diluted)	$(0.13)

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

The Company endeavors to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft; and (iii) the projected build rate for industrial turbines.
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
A. Results of Operations
Non-GAAP Financial Measures
Presented below is certain financial information based on the Company's EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings (losses) from continuing operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income (loss), net sales, and operating income (loss), to measure operating performance. Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under GAAP, and neither should be considered as an alternative to net loss or cash flow from operations determined in accordance with GAAP. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31
	2015	2014
Net loss	$(2,598)	$(1,408)
Less: Loss from discontinued operations, net of tax	—	(63)
Loss from continuing operations	(2,598)	(1,345)
Adjustments:
Depreciation and amortization expense	2,778	1,714
Interest expense, net	399	57
Income tax benefit	(1,936)	(560)
EBITDA	(1,357)	(134)
Adjustments:
Foreign currency exchange (gain) loss, net (1)	14	(10)
Other income, net (2)	(107)	(107)
Loss on disposal of operating assets (3)	2	—
Inventory purchase accounting adjustments (4)	266	—
Equity compensation expense (5)	346	529
Acquisition transaction-related expenses (6)	(90)	254
LIFO impact (7)	34	30
Orange expansion (8)	178	143
Adjusted EBITDA	$(714)	$705

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents the equity-based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.

(6)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(7)	Represents the increase in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

(8)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.
Three Months December 31, 2015 compared with Three Months Ended December 31, 2014
Overview
The Company completed the acquisition of all of the outstanding equity and assumed debt of C Blade S.p.A. Forging & Manufacturing (“C*Blade”) in July, 2015. The Company's results for the first quarter of fiscal 2016 include the results of C*Blade.
Net Sales
Net sales for the first quarter of fiscal 2016 increased 35.3% to $27.2 million, compared to $20.1 million in the comparable period of fiscal 2014. Net sales comparative information for the first quarter of fiscal 2016 and 2015 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase (Decrease)
Net Sales	2015	2014
Aerospace components for:
Fixed wing aircraft	$13.9	$11.0	$2.9
Rotorcraft	4.5	5.1	(0.6)
Energy components for power generation units	7.0	1.6	5.4
Commercial product and other revenue	1.8	2.4	(0.6)
Total	$27.2	$20.1	$7.1
Overall, net sales for the Company increased $7.1 million in the first quarter of fiscal 2016 compared to the comparable period of fiscal 2015. The increase in sales is primarily attributed to $5.0 million in net sales attributable to the acquisition of C*Blade, which is included within energy components. The increase in fixed wing aircraft and decrease of rotocraft sales are primarily due to changes in build rates in programs such as the Boeing 777, the V-22 and the F-16, which are driving the changes in volume compared to the comparable period. Commercial product and other revenue decreased $0.6 million to $1.8 in the first quarter of fiscal 2016 compared to $2.4 million in the comparable period of fiscal 2015 due primarily, to a decrease of $0.4 million in a military ordnance program.
Commercial net sales were 62.6% of total net sales and military net sales were 37.4% of total net sales in the first quarter of fiscal 2016, compared to 55.1% and 44.9%, respectively, in the comparable period in fiscal 2015.  Military net sales increased $1.3 million to $10.2 million in the first quarter of fiscal 2016, compared to $8.9 million in the comparable period of fiscal 2014, primarily due to the changes in build rates to the programs mentioned above.  Commercial net sales increased $5.8 million to $17.0 million in the first quarter of fiscal 2016, compared to $11.2 million in the comparable period of fiscal 2015, primarily attributed to the acquisition of C*Blade as noted above.
Cost of Goods Sold
Cost of goods sold increased by $8.0 million, or 46.7% to $25.1 million during the first quarter of fiscal 2016, compared to $17.1 million in the comparable period of fiscal 2015. $5.0 million of the increase was due to the acquisition of C*Blade and the remaining increase was due to higher production costs at our locations, product mix and lower of cost or market adjustments at one of our locations related to various aerospace programs.
Gross Profit
Gross profit decreased $0.9 million to $2.1 million during the first quarter of fiscal 2016, compared to $3.0 million in the comparable period of fiscal 2015. Gross margin was 7.8% during the first quarter of fiscal 2016, compared with 14.9% in the comparable period in fiscal 2016. The decrease in gross margin was primarily due to mix of lower margin products sold and costs associated with ramping up new aerospace programs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $5.6 million, or 20.7% of net sales, during the first quarter of fiscal 2016, compared to $4.4 million, or 22.1% of net sales, in the comparable period of fiscal 2015. The increase in selling, general and administrative expenses is primarily due to an increase of $1.0 million of legal and professional fees primarily associated with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K.
Amortization of Intangibles
Amortization of intangibles increased $0.2 million to $0.7 million during the first quarter of fiscal 2016, compared to $0.5 million in the comparable period of fiscal 2015. The increase is primarily due to the amortization of new intangible assets acquired from the acquisition of C*Blade.
Other/General
Interest expense was $0.4 million in the first quarter of fiscal 2016, compared to $0.1 million in the same period in fiscal 2015. The increase is primarily due to the new credit agreement entered into in July 2015, in connection with the acquisition of the C*Blade business.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarter of both fiscal 2016 and 2015:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2015	2014	2015	2014
Revolving credit agreement	3.1%	1.0%	$ 16.6 million	$ 8.3 million
Term note	3.1%	2.5%	$ 19.3 million	$ 3.9 million
Foreign term debt	2.6%	—%	$ 13.5 million	$ 0.0 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility for both first quarters of fiscal 2016 and 2015.
Income Taxes
The Company’s effective tax rate in the first quarter of fiscal 2016 was 43%, compared to 29% in the comparable period in fiscal 2015. This increase is primarily attributed to an increase in U.S federal tax credits applied against forecasted domestic results in fiscal 2016 as well as discrete tax benefits of $0.5 million primarily related to tax effects of legislation enacted during the quarter, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of U.S. tax credits, (ii) income and losses in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate, and (iii) the tax effects of legislation enacted during the quarter.
Net Loss
Net loss was $2.6 million during the first quarter of fiscal 2016, compared to net loss of $1.4 million, in the comparable period of fiscal 2015.  The increase in loss experienced is primarily due to decreased gross margin and higher selling, general and administrative expenses as noted above.
B. Liquidity and Capital Resources
Cash and cash equivalents were $1.3 million at December 31, 2015 compared with $0.7 million at September 30, 2015. At December 31, 2015, approximately $0.9 million of the Company’s cash and cash equivalents was in the possession of its non-U.S subsidiaries. Distributions from the Company’s foreign subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities from continuing operations provided $8.3 million of cash in the first three months of fiscal 2016, compared with $1.6 million of cash used by operating activities from continuing operations in the first three months of fiscal 2015.  The cash provided by operating activities from continuing operations in the first three months of fiscal 2016 was primarily due to an $8.0 million reduction of working capital.  Cash provided by working capital is primarily due to a $6.2 million decrease in accounts receivable and $1.6 million from extended accounts payable partially offset by the net loss of $2.6 million. The Company also benefited from $2.9 million of non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.

The Company’s operating activities from continuing operations used $1.6 million of cash in the first quarter of fiscal 2015. The cash use by operating activities of continuing operations in the first quarter 2015 was primarily due to $2.2 million decrease in working capital and $1.4 million net loss, partially offset by $2.1 million from the impact of non-cash items such as depreciation and amortization expense and equity based compensation expense. These changes were due to factors resulting from normal business conditions of the Company, including (i) supporting growth in the business, (ii) the relative timing of sales and collections from customers, and the relative timing of payments to suppliers.
Investing Activities
Cash used for investing activities of continuing operations was $0.7 million in the first quarter of fiscal 2016, compared to $3.5 million in the first quarter of fiscal 2015. The decrease is attributed to reduced spending on the Company's ERP installation and completion of the prior year's Cleveland plant investment project. In addition to the $0.7 million expended during the first quarter of fiscal 2016, $0.5 million was committed for future capital expense as of December 31, 2015. The Company anticipates that total fiscal 2016 capital expenditures will be within the range of $4.0 to $5.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion to one of the Company's plant locations.

Financing Activities
Cash used for financing activities was $6.9 million in the first quarter of fiscal 2016, compared to $5.4 million of cash provided by financing activities in the first quarter of fiscal 2015.

The Company had net repayments under its revolving credit facility of $6.1 million in the first quarter of fiscal 2016, compared to net borrowings of $7.0 million in the first quarter of fiscal 2015. The decrease in net borrowings from the revolving credit facility was due to management of the Company's working capital requirements offset from prior year activities that resulted in the funding of the capital expenditures completed in the first quarter of fiscal 2015 and the cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015.

The Company had repayments under its term loan of $0.7 million and under its foreign long-term loan of $0.6 million in the first quarter of fiscal 2016, compared to repayments of $0.5 million in the first quarter of fiscal 2015.
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with its lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduces to $20.0 million on January 1, 2016, and (ii) a five year term loan of $20.0 million. Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of C*Blade on July 1, 2015, as referenced in Note 8 of the consolidated condensed financial statements and for working capital and general corporate purposes. The new Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the Credit Agreement. With the Credit Agreement, the Company incurred debt issuance costs of $0.7 million.
The revolver has a rate based on LIBOR plus 2.75% spread and a Prime rate which resulted in a weighted average rate of 3.1% at December 31, 2015 and the term loan has a rate based on LIBOR plus 2.75% spread which was 3.4% at December 31, 2015. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance. These bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. The Company had obtained a waiver as of September 30, 2015 related to certain non-financial covenants for fiscal 2015. SIFCO is in compliance with all applicable loan covenants as of December 31, 2015. The Company expects to remain in compliance throughout fiscal 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Interest payable on the Company's revolving credit facility and term loan is based on the LIBOR rate, prime rate, or the eurocurrency December 31, 2015, the Company had $18.5 million outstanding on the term note and $10.3 million was drawn on the revolving credit facility.

If interest rates were to increase or decrease 100 basis points (1%) from the December 31, 2015 weighted average rate, and assuming no change in the amount outstanding under the term note and the revolving credit facility, the impact to the Company's interest expense on its variable rate debt would be approximately $0.3 million annually.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to insure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of December 31, 2015.
In fiscal 2015, the Company installed a new, complex ERP system at the corporate office and two plant locations. The complexity of the system and lack of adequate training contributed to the following material weaknesses:

•	Inadequate journal entry approval controls related to manual journal entries, allowed the posting of unapproved manual journal entries, and

•	Lack of effective execution of controls related to the testing of completeness and accuracy of system-generated reports.
Significant accounting personnel turnover throughout the year contributed to the following material weaknesses:

•	Lack of proper reconciliations performed and the precision and sufficiency of reconciliation reviews performed, and

•	Improper application of cash receipts to outstanding receivables balances.

In addition, a material weakness was identified for the lack of processes and controls related to the recording of tooling sales and sales returned for re-work at one location.
Finally, a material weakness was identified related to the ineffectiveness of monitoring controls in place over our plant locations by the Corporate office.
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
With respect to the application of cash receipts, the Company is training the appropriate personnel in the timely and accurate application of cash receipts and is implementing monitoring controls to ensure these procedures are followed.

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
Changes in Internal Control over Financial Reporting and other Remediation
Except as described in Item 4 related to prior year findings, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Item 6.(a) Exhibits
The following exhibits are filed with this report or are incorporated herein by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchage Act of 1934 (Asterisk denotes exhibits filed with this report.).

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
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

Exhibit No.	Description
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated December 31, 2014 and incorporated herein by reference
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 filed with the SEC on February 16, 2016, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2015 and 2014, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2015 and 2014, (iii) Consolidated Condensed Balance Sheets at December 31, 2015 and September 30, 2015, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2015 and 2014, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 16, 2016	/s/ Michael S. Lipscomb
Michael S. Lipscomb
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: February 16, 2016	/s/ Salvatore Incanno
Salvatore Incanno
Chief Financial Officer
(Principal Financial Officer)