Form 10-Q
period 2016-03-31
SIFCO INDUSTRIES INC
filed 2016-05-16
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at March 31, 2016 was 5,466,063.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$29,075	$24,615	$56,237	$44,695
Cost of goods sold	25,513	20,914	50,566	37,992
Gross profit	3,562	3,701	5,671	6,703
Selling, general and administrative expenses	3,130	4,486	8,750	8,930
Amortization of intangible assets	613	520	1,328	1,040
Loss on disposal of operating assets	30	2	32	2
Operating loss	(211)	(1,307)	(4,439)	(3,269)
Interest income	(22)	(3)	(32)	(7)
Interest expense	436	48	845	108
Foreign currency exchange (gain) loss, net	20	(48)	34	(57)
Other income, net	(107)	(107)	(214)	(214)
Loss from continuing operations before income tax benefit	(538)	(1,197)	(5,072)	(3,099)
Income tax benefit	(239)	(334)	(2,175)	(894)
Loss from continuing operations	(299)	(863)	(2,897)	(2,205)
Income from discontinued operations, net of tax	—	799	—	736
Net loss	$(299)	$(64)	$(2,897)	$(1,469)

Loss per share from continuing operations
Basic	$(0.05)	$(0.16)	$(0.53)	$(0.41)
Diluted	$(0.05)	$(0.16)	$(0.53)	$(0.41)

Income per share from discontinued operations, net of tax
Basic	$—	$0.15	$—	$0.14
Diluted	$—	$0.15	$—	$0.14

Net loss per share
Basic	$(0.05)	$(0.01)	$(0.53)	$(0.27)
Diluted	$(0.05)	$(0.01)	$(0.53)	$(0.27)

Weighted-average number of common shares (basic)	5,464	5,438	5,458	5,430
Weighted-average number of common shares (diluted)	5,464	5,446	5,458	5,447
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net loss	$(299)	$(64)	$(2,897)	$(1,469)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	762	—	315	—
Retirement plan liability adjustment	210	132	403	261
Interest rate swap agreement adjustment	—	—	—	5
Comprehensive income (loss)	$673	$68	$(2,179)	$(1,203)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2016	September 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$952	$667
Receivables, net of allowance for doubtful accounts of $727 and $1,127, respectively	29,698	36,024
Inventories, net	28,134	27,943
Refundable income taxes	3,890	2,516
Deferred income taxes	2,818	2,785
Prepaid expenses and other current assets	1,926	1,600
Total current assets	67,418	71,535
Property, plant and equipment, net	52,025	54,865
Intangible assets, net	12,456	13,265
Goodwill	15,895	16,480
Other assets	462	544
Total assets	$148,256	$156,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,955	$10,503
Accounts payable	18,830	14,201
Accrued liabilities	9,051	8,446
Total current liabilities	38,836	33,150
Long-term debt, net of current maturities	27,913	38,426
Deferred income taxes	4,296	4,849
Pension liability	6,508	6,743
Other long-term liabilities	454	452
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,495 at March 31, 2016 and 5,468 at September 30, 2015	5,495	5,468
Additional paid-in capital	9,109	9,778
Retained earnings	66,915	69,811
Accumulated other comprehensive loss	(11,270)	(11,988)
Total shareholders’ equity	70,249	73,069
Total liabilities and shareholders’ equity	$148,256	$156,689
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,897)	$(1,469)
Income from discontinued operations, net of tax	—	(736)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	5,366	3,535
Amortization on debt issuance cost	72	—
Loss on disposal of operating assets	32	2
LIFO (income) expense	(8)	185
Share transactions under company stock plan	(642)	365
Purchase price inventory adjustment	266	—
Other long-term liabilities	160	(68)
Deferred income taxes	(642)	(2)
Changes in operating assets and liabilities:
Receivables	6,439	2,670
Inventories	(375)	(6,927)
Refundable taxes	(1,374)	(1,392)
Prepaid expenses and other current assets	(317)	(1,424)
Other assets	315	(22)
Accounts payable	4,809	1,617
Other accrued liabilities	722	1,259
Accrued income and other taxes	(163)	101
Net cash provided by (used for) operating activities of continuing operations	11,763	(2,306)
Net cash used for operating activities of discontinued operations	—	(479)
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	2
Capital expenditures	(1,176)	(4,604)
Net cash used for investing activities of continuing operations	(1,176)	(4,602)
Net cash provided by investing activities of discontinued operations	—	1,422
Cash flows from financing activities:
Payments on long term debt	(2,561)	(1,000)
Proceeds from revolving credit agreement	19,369	27,154
Repayments of revolving credit agreement	(27,536)	(19,008)
Short-term debt borrowings	1,450	—
Short-term debt repayments	(1,047)	—
Cash dividends paid	—	(1,090)
Net cash provided by (used for) financing activities of continuing operations	(10,325)	6,056
Increase in cash and cash equivalents	262	91
Cash and cash equivalents at the beginning of the period	667	4,596
Effect of exchange rate changes on cash and cash equivalents	23	—
Cash and cash equivalents at the end of the period	$952	$4,687
Supplemental disclosure of cash flow information of continuing operations:
Cash paid for interest	$(736)	$(103)
Cash paid for income taxes, net	(185)	(817)
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
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2015 Annual Report on Form 10-K, with the exception of the following.

Goodwill and Intangible Assets
As a result of financial performance that was lower than expected, the Company performed an interim impairment test at its Orange, California reporting unit and performed a financial analysis of its C*Blade reporting unit in Maniago, Italy as of March 31, 2016.  The carrying values at both reporting units, inclusive of assigned goodwill, were compared to their respective fair values and the income approach was used to estimate the fair value of these reporting units.  Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, prospective financial information, growth rates, terminal value and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business.

When performing the income approach for each reporting unit, SIFCO incorporated the use of projected financial information and a discount rate that are developed using market participant based assumptions.  The cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth.  The selected discount rate considers the risk and nature of the respective reporting unit's cash flows and ratios of return that market participants would require to invest their capital in our plants.

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.

Based on this quantitative test, we determined that the fair value of these reporting units exceeded their carrying value, and therefore Step 2 of the two-step goodwill impairment test was unnecessary.

C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net loss per diluted share reflects the effect of the Company’s outstanding stock options, restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Loss from continuing operations	$(299)	$(863)	$(2,897)	$(2,205)
Income from discontinued operations, net of tax	—	799	—	736
Net loss	$(299)	$(64)	$(2,897)	$(1,469)

Weighted-average common shares outstanding (basic)	5,464	5,438	5,458	5,430
Effect of dilutive securities:
Restricted shares	—	6	—	16
Performance shares	—	2	—	1
Weighted-average common shares outstanding (diluted)	5,464	5,446	5,458	5,447

Net loss per share – basic
Continuing operations	$(0.05)	$(0.16)	$(0.53)	$(0.41)
Discontinued operations	—	0.15	—	0.14
Net loss	$(0.05)	$(0.01)	$(0.53)	$(0.27)

Net loss per share – diluted:
Continuing operations	$(0.05)	$(0.16)	$(0.53)	$(0.41)
Discontinued operations	—	0.15	—	0.14
Net loss	$(0.05)	$(0.01)	$(0.53)	$(0.27)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	17	20	15	14

D. Derivative Financial Instruments
The Company entered into an interest rate swap agreement to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At March 31, 2016, the Company held one interest rate swap agreement with a notional amount of $8,929. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At March 31, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note and its fair value is $0 at March 31, 2016.

E. Impact to Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Companies have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and have not yet determined the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

On March 30, 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for shared-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering early adoption of ASU 2016-09 in the next reporting period, as is permitted under the standard and has not yet determined the impact on our condensed consolidated financial statements.

2.	Inventories
Inventories consist of:

	March 31, 2016	September 30, 2015
Raw materials and supplies	$6,444	$7,212
Work-in-process	13,112	11,088
Finished goods	8,578	9,643
Total inventories	$28,134	$27,943
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 39% and 38% of the Company’s inventories at March 31, 2016 and September 30, 2015, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,501 and $8,508 higher than reported at March 31, 2016 and September 30, 2015, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2016	September 30, 2015
Foreign currency translation adjustment, net of tax	$(5,416)	$(5,731)
Retirement plan liability adjustment, net of tax	(5,854)	(6,257)
Total accumulated other comprehensive loss	$(11,270)	$(11,988)

4.	Long-Term Debt
Long-term debt consists of:

	March 31, 2016	September 30, 2015
Revolving credit agreement	$8,333	$16,500
Foreign subsidiary borrowings	12,770	13,197
Capital lease obligations	181	252

Term loan	17,857	19,286
Less: unamortized debt issuance cost	(273)	(306)
Term loan less unamortized debt issuance cost	17,584	18,980
Total Debt	38,868	48,929

Less – current maturities	(10,955)	(10,503)
Total long-term debt	$27,913	$38,426
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with a new lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduced to $20,000 on January 1, 2016, and (ii) a five year term loan of $20,000.  Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of C*Blade S.p.A. Forging & Manufacturing ("C*Blade" - see Note 8) and for working capital and general corporate purposes. The Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Agreement.

The revolver has a rate based on LIBOR plus 2.75% spread and a prime rate which resulted in a weighted average rate of 3.4% at March 31, 2016 and the term loan has a rate based on LIBOR plus 2.75% spread which was 3.3% at March 31, 2016. The new loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum debt to EBITDA ratio and to maintain a minimum fixed charge coverage ratio. There is also a commitment fee ranging from 0.15% to 0.35% to be incurred on the unused balance. The Company was in compliance with loan covenants required to be met as of March 31, 2016. The Company expects to remain in compliance throughout fiscal 2016.

As of March 31, 2016, the total foreign debt borrowings was $12,770, of which $2,268 is the current portion. Interest rates range from 1.0% to 4.0% Euribor rate. The remaining $5,776 consists of short term borrowings and the factoring of a portion the Company's trade receivables. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the sale of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets. There was $990 of short-term borrowings relating to this agreement at March 31, 2016 classified within short-term debt. The carrying value of the receivables pledged as collateral was $1,668 at March 31, 2016.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2016 was 43%, compared with 29% for the same period of fiscal 2015. This increase is primarily attributable to an increase in U.S federal tax credits applied against forecasted domestic results in fiscal 2016 as well as discrete tax benefits of $461 primarily related to the tax effects of legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of U.S. tax credits (ii) income and losses in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate, and (iii) the tax effects of legislation enacted during the year.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns.

6.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$69	$37	$139	$73
Interest cost	256	244	512	487
Expected return on plan assets	(407)	(418)	(815)	(835)
Amortization of net loss	210	136	420	273
Net periodic cost	$128	$(1)	$256	$(2)
During the six months ended March 31, 2016 and 2015, the Company made no contributions to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2016.

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
During the first six months of fiscal 2016, 91 performance shares were granted under the 2007 Plan with a grant date fair value of $10.50. The shares vest over a three year performance period.
The Company has awarded restricted shares to its directors, officers, and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of the grant, and such value was recorded as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one year.
During the first six months of fiscal 2016, 29 restricted shares were granted with a grant date fair value of $9.45 and 11 restricted shares vested under the 2007 Plan. The shares vest over a one year service period.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 200 shares that remain available for award at March 31, 2016. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $464 benefit and $400 expense during the first six months of fiscal 2016 and 2015, respectively and a benefit of $810 and $129 for both the second quarter of fiscal 2016 and 2015, respectively. The Company reversed portions of its long-term incentive accruals in the current period. As of March 31, 2016, there was $1,243 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.5 years.

8.	Business Acquisition
On July 1, 2015, the Company completed the acquisition of all of the outstanding equity of C*Blade S.p.A. Forging & Manufacturing, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. The forging business operates at two facilities located in Maniago, Italy. The purchase price for the forging business and the assumption of debt was approximately $16,719, after a $275 purchase price adjustment received and recorded in the first quarter of fiscal 2016 related to certain adjustments principally related to the final working capital level and indebtedness adjustment.
The Company has substantially completed the purchase accounting related to the C*Blade acquisition.
Changes in the net carrying amount of goodwill was as follows:

Balance at September 30, 2015	$16,480
Goodwill purchase price adjustment	(767)
Currency translation	182
Balance at March 31, 2016	$15,895

The results of operation of C*Blade are included in the Company’s unaudited consolidated condensed statements of operations for the three months ended and six months ended March 31, 2016. The following unaudited pro forma information presents a summary of the results of operations for the Company including C*Blade as if the acquisition had occurred on October 1, 2014:

	Three Months Ended March 31, 2015 (unaudited)	Six Months Ended March 31, 2015 (unaudited)
Net sales	$29,379	55,125
Net loss	$(160)	(848)
Net loss per share (basic)	$(0.03)	(0.16)
Net loss per share (diluted)	$(0.03)	(0.16)

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(299)	$(64)	$(2,897)	$(1,469)
Less: Income from discontinued operations, net of tax	—	799	—	736
Loss from continuing operations	(299)	(863)	(2,897)	(2,205)
Adjustments:
Depreciation and amortization expense	2,588	1,820	5,366	3,535
Interest expense, net	414	45	813	101
Income tax benefit	(239)	(334)	(2,175)	(894)
EBITDA	2,464	668	1,107	537
Adjustments:
Foreign currency exchange (gain) loss, net (1)	20	(48)	34	(57)
Other income, net (2)	(107)	(107)	(214)	(214)
Loss on disposal of operating assets (3)	30	2	32	2
Inventory purchase accounting adjustments (4)	—	—	266	—
Non-recurring severance expense (5)	—	964	—	964
Equity compensation expense (benefit) (6)	(810)	(129)	(464)	400
Acquisition transaction-related expenses (7)	(5)	513	(94)	767
LIFO impact (8)	(41)	155	(8)	185
Orange expansion (9)	210	147	387	289
Executive search (10)	224	—	224	—
Adjusted EBITDA	$1,985	$2,165	$1,270	$2,873

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)
Represents severance expense related to the departure of an executive officer. Included in the $964 is $233 of equity based compensation expense recognized by the Company under its 2007 Long-term Incentive Plan.

(6)	Represents the equity-based compensation expense (benefit) recognized by the Company under its 2007 Long-Term Incentive Plan.

(7)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(8)	Represents the increase in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

(9)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(10)	Represents costs incurred for executive search as mentioned in its Form 8-K filing on March 18, 2016.
Six Months Ended March 31, 2016 compared with Six Months Ended March 31, 2015
Overview
The Company completed the acquisition of all of the outstanding equity and assumed debt of C Blade S.p.A. Forging & Manufacturing (“C*Blade”) in July, 2015. The Company's results for the first six months of fiscal 2016 include the results of C*Blade.

Net Sales
Net sales for the first six months of fiscal 2016 increased 25.8% to $56.2 million, compared to $44.7 million in the comparable period of fiscal 2015. The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for the first six months of fiscal 2016 and 2015 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase (Decrease)
Net Sales	2016	2015
Aerospace components for:
Fixed wing aircraft	$29.4	$24.8	$4.6
Rotorcraft	9.1	11.3	(2.2)
Energy components for power generation units	14.5	3.3	11.2
Commercial product and other revenue	3.2	5.3	(2.1)
Total	$56.2	$44.7	$11.5
Overall, net sales for the Company increased $11.5 million in the first six months of fiscal 2016 compared to the same period of fiscal 2015. The increase in sales is primarily attributed to $10.0 million in net sales attributable to the acquisition of C*Blade, which is included within energy components. The increase in fixed wing aircraft and decrease of rotorcraft sales are primarily due to changes in build rates and spare requirements in programs such as the Boeing 777, the V-22, the F-16 and the H-60, which are driving the changes in volume compared to the comparable period. Commercial product and other revenue decreased $2.1 million to $3.2 million in the first six months of fiscal 2016 due primarily to a decrease of $1.0 million in a military ordnance program as a result of timing of customer order placement in the current period.
Commercial net sales were 62.2% of total net sales and military net sales were 37.8% of total net sales in the first six months of fiscal 2016, compared to 56.7% and 43.3%, respectively, in the comparable period in fiscal 2015.  Commercial net sales increased $9.7 million to $35.0 million in the first six months of fiscal 2016, compared to $25.3 million in the comparable period of fiscal 2015, primarily attributed to the acquisition of C*Blade as noted above. Military net sales increased $1.8 million to $21.2 million in the first six months of fiscal 2016, compared to $19.4 million in the comparable period of fiscal 2015, primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold increased by $12.6 million, or 33.1%, to $50.6 million during the first six months of fiscal 2016, compared to $38.0 million in the comparable period of fiscal 2015, primarily due to (i) $9.8 million attributed to the acquisition of C*Blade, which includes $0.3 million of adjustments to fair value related to purchase accounting guidelines, (ii) increase in commercial sales as noted above, and (iv) $0.6 million in labor and benefits compared to in the prior period.
Gross Profit
Gross profit decreased $1.0 million to $5.7 million during the first six months of fiscal 2016, compared to $6.7 million in the comparable period of fiscal 2015. Gross margin percent to sales was 10.1% during the first six months of fiscal 2016, compared with 15.0% in the comparable period in fiscal 2015. This was due primarily to a change in sales mix as noted above and higher labor and benefits charges.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $8.8 million, or 15.6% of net sales, during the first six months of fiscal 2016, compared to $8.9 million, or 20.0% of net sales, in the comparable period of fiscal 2015. The change is primarily due to an increase of $1.6 million of legal and professional fees primarily associated with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K, the inclusion of $0.8 million related to C*Blade, $0.3 million related to the Company's Enterprise Resource Planning ("ERP") system, and $0.2 million related to the search for a new CEO as disclosed in the Company's Form 8-K filing on March 18, 2016. These increased costs were offset by $1.2 million reduction in compensation, commissions and benefit costs and the reversal of long-term incentive compensation and incentive accruals. One time charges in fiscal 2015 of $1.0 million in severance charges and $0.9 million of legal & professional fees primarily associated with transactional costs related to the acquisition of C*Blade were not incurred in fiscal 2016.
Amortization of Intangibles
Amortization of intangibles increased $0.3 million to $1.3 million during the first six months of fiscal 2016, compared to $1.0 million in the comparable period of fiscal 2015. The increase is primarily due to the amortization of intangible assets from the acquisition of C*Blade.
Other/General
Interest expense increased $0.7 million to $0.8 million in the first six months of fiscal 2016, compared to $0.1 million in the same period in fiscal 2015. The increase is primarily due to the increased borrowing in connection with the acquisition of the C*Blade business.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2016 and 2015. The Company entered into an interest rate swap as discussed in Note 1 of the notes to the unaudited consolidated condensed statements on March 31, 2016. The interest rate swap in prior year matured during the first six months of fiscal 2015:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2016	2015	2016	2015
Revolving credit agreement	3.4%	1.1%	$ 14.6 million	$ 9.4 million
Term note	3.3%	2.4%	$ 18.9 million	$ 3.6 million
Foreign term debt	2.5%	—%	$ 12.4 million	$ 0.0 million
Other income, net, consists principally of $0.2 million of rental income earned from the lease of the Company's Cork, Ireland facility for both the first six months of fiscal 2016 and 2015.
Income Taxes
The Company’s effective tax rate in the first six months of fiscal 2016 was 43%, compared to 29% in the comparable period in fiscal 2015. This increase is primarily attributed to an increase in U.S federal tax credits applied against forecasted domestic results in fiscal 2016 as well as discrete tax benefits of $0.5 million primarily related to tax effects of legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to (i) application of U.S. tax credits, (ii) income and losses in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate, and (iii) the tax effects of legislation enacted during the quarter.

Loss from Continuing Operations
Loss from continuing operations, net of tax, was $2.9 million, or 5.2% of net sales, during the first six months of fiscal 2016, compared to loss from continuing operations, net of tax of $2.2 million, or 4.9% of net sales, in the comparable period of fiscal 2015.

Income from Discontinued Operations
The Company did not incur costs in the first six months of fiscal 2016. Included in the first six months of fiscal 2015 was $0.7 million, which includes the after-tax gain on the sale of the building and land of the Repair Group.

Net Loss
Net loss was $2.9 million, or 5.2% of net sales, during the first six months of fiscal 2016, compared to net loss of $1.5 million, or 3.3% of net sales, in the comparable period of fiscal 2015.  Net loss increased primarily due to the items noted above.

Three Months March 31, 2016 compared with Three Months Ended March 31, 2015
Overview
The Company's results for the second quarter of fiscal 2016 include the results of C*Blade.
Net Sales
Net sales for the second quarter of fiscal 2016 increased 18.1% to $29.1 million, compared to $24.6 million in the comparable period of fiscal 2015. Net sales comparative information for the second quarter of fiscal 2016 and 2015 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2016	2015
Aerospace components for:
Fixed wing aircraft	$15.5	$13.7	$1.8
Rotorcraft	4.6	6.2	(1.6)
Energy components for power generation units	7.5	2.1	5.4
Commercial product and other revenue	1.5	2.6	(1.1)
Total	$29.1	$24.6	$4.5
Overall, net sales for the Company increased $4.5 million in the second quarter of fiscal 2016 compared to the comparable period of fiscal 2015. The increase in sales is primarily attributed to $5.0 million in net sales attributable to the acquisition of C*Blade, which is included within energy components. The increase in fixed wing aircraft and decrease of rotorcraft sales are primarily due to changes in build rates and spare requirements in programs such as the Boeing 777, the V-22, the F-16, and the H-60, which are driving the changes in volume compared to the comparable period. Commercial product and other revenue decreased $1.1 million to $1.5 million in the second quarter of fiscal 2016 compared to $2.6 million in the comparable period of fiscal 2015 due primarily, to a decrease of $1.0 million in a military ordnance program.
Commercial net sales were 61.9% of total net sales and military net sales were 38.1% of total net sales in the second quarter of fiscal 2016, compared to 57.9% and 42.1%, respectively, in the comparable period in fiscal 2015.  Commercial net sales increased $3.8 million to $18.0 million in the second quarter of fiscal 2016, compared to $14.2 million in the comparable period of fiscal 2015, primarily attributed to the acquisition of C*Blade as noted above. Military net sales increased $0.7 million to $11.1 million in the second quarter of fiscal 2016, compared to $10.4 million in the comparable period of fiscal 2015, primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold increased by $4.6 million, or 22.0% to $25.5 million during the second quarter of fiscal 2016, compared to $20.9 million in the comparable period of fiscal 2015. $4.5 million of the increase was primarily due to the acquisition of C*Blade.
Gross Profit
Gross profit decreased $0.1 million to $3.6 million during the second quarter of fiscal 2016, compared to $3.7 million in the comparable period of fiscal 2015. Gross margin was 12.3% during the second quarter of fiscal 2016, compared with 15.0% in the comparable period in fiscal 2015. The decrease in gross margin was primarily due to the change in sales mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.1 million, or 10.8% of net sales, during the second quarter of fiscal 2016, compared to $4.5 million, or 18.2% of net sales, in the comparable period of fiscal 2015. The change is primarily due to an increase of $0.6 million of legal and professional fees primarily associated with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K, the inclusion of $0.4 million related to C*Blade, $0.2 million related to the search for a new CEO as disclosed in the Company's Form 8-K filing on March 18, 2016, and $0.1 million increase in Information Technology consultant costs as a result of ongoing costs related to SIFCO's ERP system. These increased costs were offset by $1.0 million reduction in compensation, commissions and benefit costs and the reversal of long-term incentive compensation and incentive accruals. One time charges in the second quarter of fiscal 2015 of $1.0 million severance charges and $0.5 million of legal & professional fees primarily associated with transactional costs related to the acquisition of C*Blade were note incurred in fiscal 2016.
Amortization of Intangibles
Amortization of intangibles increased $0.1 million to $0.6 million during the second quarter of fiscal 2016, compared to $0.5 million in the comparable period of fiscal 2015. The increase is primarily due to the amortization of new intangible assets acquired from the acquisition of C*Blade.

Other/General
Interest expense was $0.4 million in the second quarter of fiscal 2016, compared to a nominal amount in the same period in fiscal 2015. The increase is primarily due to the new credit agreement entered into in July 2015, in connection with the acquisition of the C*Blade business.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarter of both fiscal 2016 and 2015:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2016	2015	2016	2015
Revolving credit agreement	3.6%	1.0%	$ 12.6 million	$ 10.6 million
Term note	3.4%	2.3%	$ 18.6 million	$ 3.3 million
Foreign term debt	2.3%	—%	$ 12.4 million	$ 0.0 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility for both the second quarter of fiscal 2016 and 2015.
Income Taxes
The Company’s effective tax rate in the second quarter of fiscal 2016 was 44%, compared to 28% in the comparable period in fiscal 2015. This increase is primarily attributed to an increase in U.S federal tax credits applied against forecasted domestic results in fiscal 2016 due to tax effects of legislation enacted during fiscal 2016. The effective tax rate differs from the U.S. federal statutory rate due primarily to application of U.S. tax credits and income and losses in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Income from Discontinued Operations
The Company did not incur costs in the second quarter of fiscal 2016. Income from discontinued operations, net of tax, was $0.8 million during the second quarter of fiscal 2015, which consists of the sale of the building and land of the Repair Group.
Net Loss
Net loss was $0.3 million during the second quarter of fiscal 2016, compared to net loss of $0.1 million, in the comparable period of fiscal 2015.  The increase in loss experienced is primarily due to decreased gross margin as noted above.
B. Liquidity and Capital Resources
Cash and cash equivalents were $1.0 million at March 31, 2016 compared with $0.7 million at September 30, 2015. At March 31, 2016, approximately $0.9 million of the Company’s cash and cash equivalents was in the possession of its non-U.S subsidiaries. Distributions from the Company’s foreign subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities from continuing operations provided $11.8 million of cash in the first six months of fiscal 2016, compared with $2.3 million of cash used by operating activities from continuing operations in the first six months of fiscal 2015.  The cash provided by operating activities from continuing operations in the first six months of fiscal 2016 was primarily due to a $10.1 million reduction of working capital.  Cash provided by working capital is primarily due to a $6.4 million decrease in accounts receivable due to timing of sales and collection from customers and $4.8 million from extended accounts payable terms partially offset by the net loss of $2.9 million. The Company also benefited from $4.6 million of non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.

The Company’s operating activities from continuing operations used $2.3 million of cash in the first six months of fiscal 2015. The cash used by operating activities of continuing operations in the first six months of 2015 was primarily due to $1.5 million net loss and use of $4.1 million in working capital, partially offset by $4.0 million from the impact of non-cash items such as depreciation and amortization expense, LIFO effect and equity based compensation expense. The increase in non-cash items compared to the prior period is primarily due to an increase in depreciation expense related to the implementation of the new ERP system and the completion of the large capital investment at the Cleveland plant location. The use of working capital is primarily due to factors resulting from normal business conditions of the Company, including (i) increased inventory to support anticipated growth in the business, (ii) the relative timing of sales and collections from customers, and (iii) the relative timing of payments to suppliers.

Investing Activities
Cash used for investing activities of continuing operations was $1.2 million in the first six months of fiscal 2016, compared to $4.6 million in the first six months of fiscal 2015. The decrease is attributed to the reduced spending on the Company's ERP installation and completion of the prior year's Cleveland plant investment project. In addition to the $1.2 million expended during the first half of fiscal 2016, $0.1 million was committed for future capital expense as of March 31, 2016. The Company anticipates that total fiscal 2016 capital expenditures will be within the range of $2.5 to $3.5 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion to one of the Company's plant locations.

In the first six months of fiscal 2015, the sale of the land and building of the Repair Group was completed and the Company received cash proceeds of $1.4 million, net of transaction fees. The proceeds from this sale was used to pay down the Company's revolving credit facility.

Financing Activities
Cash used for financing activities was $10.3 million in the first six months of fiscal 2016, compared to $6.1 million of cash provided by financing activities in the first six months of fiscal 2015.

The Company had net repayments under its revolving credit facility of $8.2 million in the first six months of fiscal 2016, compared to net borrowings of $8.1 million in the first six months of fiscal 2015. The decrease in net borrowings from the revolving credit facility was due to the management of the Company's working capital requirements offset from prior year activities that resulted in the funding of the capital expenditures completed in the first quarter of fiscal 2015 and the cash dividend of $0.20 per common share, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015.

The Company had repayments under its term loan of $1.4 million and under its foreign long-term loan of $1.1 million in the first six months of fiscal 2016, compared to repayments under its term loan of $1.0 million in the first six months of fiscal 2015.
On June 26, 2015 the Company entered into a new Credit and Security Agreement (the "Credit Agreement") with its lender. The new credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduced to $20.0 million on January 1, 2016, and (ii) a five year term loan of $20.0 million. Amounts borrowed under the credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new term loan is repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of C*Blade on July 1, 2015, as referenced in Note 8 of the consolidated condensed financial statements and for working capital and general corporate purposes. The new Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the Credit Agreement. With the Credit Agreement, the Company incurred debt issuance costs of $0.7 million.
The revolver has a rate based on LIBOR plus 2.75% spread and a prime rate which resulted in a weighted average rate of 3.4% at March 31, 2016 and the term loan has a rate based on LIBOR plus 2.75% spread which was 3.4% at March 31, 2016. The term loan has a variable interest rate, which becomes an effective fixed rate after giving effect to an interest rate swap agreement entered into on March 31, 2016. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance. These bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. The Company was in compliance with loan covenants required to be met as of March 31, 2016. The Company expects to remain in compliance throughout fiscal 2016.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement.

C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting estimates in its Annual Report on Form 10-K for the year ended September 30, 2015 have not materially changed since that report was filed, with the exception of the following:

Derivative Financial Instruments
The Company entered into an interest rate swap agreement to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. At March 31, 2016, the Company held one interest rate swap agreement with a notional amount of $8,929. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At March 31, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note.

D. Impact of Recently Adopted Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Companies have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of these standards and have not yet determined the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

On March 30, 2016, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for shared-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering early adoption of ASU 2016-09 in the next reporting period, as is permitted under the standard and has not yet determined the impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk

Interest payable on the Company's revolving credit facility and term loan is based on the LIBOR rate, prime rate, or the eurocurrency March 31, 2016, the Company had $17.9 million outstanding on the term loan and $8.3 million was drawn on the revolving credit facility. The Company entered into one interest rate swap agreement on March 31, 2016 for the notional amount of $8.9 million. The term loan has a variable interest rate, which becomes an effective fixed rate after giving effect to the interest rate swap agreement. The balance of the borrowings remain subject to variable interest rates.

If interest rates were to increase or decrease 100 basis points (1%) from the March 31, 2016 weighted average rate, and assuming no change in the amount outstanding under the term note and the revolving credit facility, the impact to the Company's interest expense on its variable rate debt would be approximately $0.2 million annually.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to insure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of March 31, 2016.
In fiscal 2015, the Company installed a new, complex ERP system at the corporate office and two plant locations. The complexity of the system and lack of adequate training contributed to the following material weaknesses:

•	Inadequate journal entry approval controls related to manual journal entries allowed the posting of unapproved manual journal entries, and

•	Lack of effective execution of controls related to the testing of completeness and accuracy of system-generated reports.
Significant accounting personnel turnover throughout the year contributed to the following material weaknesses:

•	Lack of proper reconciliations performed and the precision and sufficiency of reconciliation reviews performed, and

•	Improper application of cash receipts to outstanding receivables balances.

In addition, a material weakness was identified for the lack of processes and controls related to the recording of tooling sales and sales returned for re-work at one location.
Finally, a material weakness was identified related to the ineffectiveness of monitoring controls in place over our plant locations by the Corporate office.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting. The Company is in the process of designing and implementing additional controls and improving existing controls to remediate the material weaknesses that existed as of September 30, 2015, as set forth above.
With respect to the monitoring of manual journal entries, the Company is instituting automated methods to direct all manual journal entries to an appropriate approver.
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
With respect to the precision of reviews around account reconciliations, management has implemented additional procedures to enhance the precision of reviews, including additional policies and training for those executing the controls. Additionally, the Company is adopting enhanced controls on spreadsheets used in the preparation of reconciliations and is evaluating the need for additional controls to improve the reconciliation process.
With respect to the application of cash receipts, the Company is training the appropriate personnel in the timely and accurate application of cash receipts and has implemented monitoring controls to ensure these procedures are followed.

With respect to revenue recognition, the Company is educating its sales, operations and accounting staff on the proper recognition of revenue, has updated its policies and procedures to incorporate these guidelines and is evaluating the need for enhanced controls, as necessary.
The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. The Company continues to makes progress and it plans to complete this remediation as quickly as possible, however, at this time, are not able to estimate how long it will take.
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

10.4	Separation agreement between the Company and James P. Woidke, dated February 27, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated March 2, 2015, and incorporated herein by reference
10.5	Change in Control Agreement between the Company and Salvatore Incanno, dated May 11, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated May 11, 2015, and incorporated herein by reference
10.6*	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award incorporated herein
10.7*	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award incorporated herein
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on May 16, 2016, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2016 and 2015, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at March 31, 2016 and September 30, 2015, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2016 and 2015, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 16, 2016	/s/ Michael S. Lipscomb
Michael S. Lipscomb
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: May 16, 2016	/s/ Salvatore Incanno
Salvatore Incanno
Chief Financial Officer
(Principal Financial Officer)