Form 10-K
period 2016-09-30
SIFCO INDUSTRIES INC
filed 2016-12-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2016
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
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
large accelerated filer [ ] accelerated filer [ ] non-accelerated filer [ ] smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $24,717,504.

The number of the Registrant’s Common Shares outstanding at October 31, 2016 was 5,525,256.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 25, 2017 (Part III).

PART I

Item 1. Business

A.	The Company
SIFCO Industries, Inc. (“SIFCO,” "Company," "we" or “our”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

SIFCO Industries, Inc. is engaged in the production of forgings and machined components primarily for the Aerospace and Energy ("A&E") markets. The processes and services include forging, heat-treating and machining. The Company's operations are conducted in a single business segment. Information relating to the Company's financial results is set forth in the consolidated financial statements included in Item 8.

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

SIFCO’s continued migration toward a more commercial business and decreased dependence on military business is consistent with its strategic vision. In fiscal 2016, commercial and military revenues accounted for 60.9% and 39.1% of revenues, respectively, compared with 57.0% in commercial revenues and 43.0% in military revenues in fiscal 2015. The Company has also expanded its capabilities to be a supplier of forged and machined components, consisting primarily of aluminum, steel and titanium.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio; Alliance, Ohio; Orange, California; Long Beach, California (production through March 2016 and transferred to Orange); Colorado Springs, Colorado (production through August 2016 and transferred to Orange); and Maniago, Italy.

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

•
SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. A continued increase in passenger travel demand will drive backlog for new aircraft. Demand for more fuel-efficient aircraft, particularly the Boeing 737Max and 787 and the Airbus A320neo and A350, remains strong with both companies reporting healthy backlogs.

•
SIFCO also supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and ammunition. While the defense budget in the United States has decreased in recent years, the demand for certain programs in which the Company participates has been more favorable.

•
SIFCO supplies new and spare components to the energy industry, particularly the industrial turbine market. The industrial gas turbine market is projecting flat near-term growth and improved long-term OEM growth, due to the entrance of new fuel efficient turbines into the energy market by General Electric and Siemens. We anticipate that the demand in the maintenance, repair and overhaul market will remain strong.

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

Customers
During fiscal 2016, SIFCO had two customers, consisting of various business units of Rolls Royce and United Technologies Corporation, which accounted for 11% and 10%, respectively, of consolidated net sales. The net sales to these two customers, and to their direct subcontractors, accounted for 23% of consolidated net sales in fiscal 2016. SIFCO believes that the loss of sales to such customers would result in a materially adverse impact on the business and its income. However, SIFCO has maintained a business relationship with these customers for several years and is currently conducting business with them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 10 of the consolidated financial statements included in Item 8.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2016 decreased to $92.5 million, compared with $94.8 million as of September 30, 2015. Despite the decline in total backlog, orders for delivery scheduled within the upcoming fiscal year increased to $84.3 million compared with $78.1 million scheduled in fiscal 2016. Orders may be subject to modification or cancellation by the customer with limited charges. The decrease in total backlog as of September 30, 2016 compared with the previous year is primarily attributable to loss of low margin customer accounts. Backlog information may not be indicative of future sales.

2. Other

In fiscal 2013, the Company discontinued its Turbine Component Services and Repair ("Repair Group") operations. The Repair Group had a single operation in Minneapolis, Minnesota, and this segment of the Company’s business consisted of the repair and remanufacture of small turbine engine components principally for aerospace applications. As a part of the repair and remanufacture process, the business performed precision component machining and applied high temperature-resistant coatings to turbine engine components. In January of fiscal 2015, the Company completed the sale of its Minneapolis building.

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
The number of SIFCO employees increased from approximately 593 at the beginning of fiscal 2016 to approximately 607 employees at the end of fiscal 2016. The Company is a party to collective bargaining agreements with certain employees located at the Cleveland, Ohio (expires in May 2020) and Alliance, Ohio (expires in July 2017) plants. The Maniago location is party to the National Collective Agreement in metal working (expired December 2015; negotiations are ongoing and has not disrupted the Company's operations in Italy).

E.	Non-U.S. Operations
In fiscal 2015, SIFCO completed the acquisition of all of the outstanding equity of C*Blade S.p.A. Forging & Manufacturing (“Maniago", previously disclosed as "C*Blade"), located in Maniago, Italy, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. Financial information relating to the Company's acquisition is referenced in Note 11 of the consolidated financial statements included in Item 8. Maniago specializes in the manufacturing of steam turbine blades and gas compressor blades for the energy industry.

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and substantially all of its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2016 suitable and adequate given the current product offerings for the respective business segments’ operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) an owned 450,000 square foot facility located in Alliance, Ohio, (iii) leased facilities aggregating approximately 70,000 square feet located in Orange, California after the expansion and consolidation, and (iv) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

The Company also leases space in its Colorado Springs facility which expires at December 31, 2016 and will not be renewed. The Long Beach facility is under a month-to-month agreement and is being consolidated into an expanded Orange facility.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.

•	Peter W. Knapper - President and Chief Executive Officer

•	Salvatore Incanno - Vice President and Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	55
President and Chief Executive Officer. Mr. Knapper succeeded Mr. Lipscomb to this position on June 29, 2016. Prior to his appointment, Mr. Knapper worked for the TECT Corporation from 2007 to 2016, and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper, served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Roll-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Salvatore Incanno	49
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

PART II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE MKT exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low closing sales price for the Company’s Common Shares.

	Years Ended September 30,
	2016		2015
	High	Low	High	Low
First Quarter	$13.20	$9.50	$34.89	$27.66
Second Quarter	10.08	7.58	30.50	19.54
Third Quarter	11.00	9.09	22.21	13.80
Fourth Quarter	9.96	6.29	15.44	11.29

Dividends and Shares Outstanding

The Company did not declare a cash dividend during fiscal 2016 or fiscal 2015. The Company will continue to evaluate the payment of such dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its business. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2016, there were approximately 545 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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

A.         Results of Operations
Overview
SIFCO is building on the transformative changes set in motion in previous years. The changes revolved around a strategy to focus on the aerospace and energy markets through the divestiture of its Repair Group business in fiscal 2013 and to grow its worldwide footprint through the acquisition of Maniago in fiscal 2015. The Company implemented an Enterprise Resource Planning system at two of its facilities and is now focusing on the improvements to enable it to process product through its plants efficiently and effectively. With the hiring of a new CEO this year, the top priority is to its customers, employees, and shareholders, by committing to deliver quality products on-time within a safe working environment and to react quickly to changes in market conditions.

Fiscal Year 2016 Compared with Fiscal Year 2015
Net Sales
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. SIFCO's results for fiscal 2016 include a full year of Maniago, compared with three months in fiscal 2015. Net sales in fiscal 2016 increased 9.0% to $119.1 million, compared to $109.3 million in fiscal 2015. Net sales comparative information for fiscal 2016 and 2015, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2016	2015
Aerospace components for:
Fixed wing aircraft	$63.0	$58.7	$4.3
Rotorcraft	18.5	23.2	(4.7)
Energy components for power generation units	29.2	15.4	13.8
Commercial product and other revenue	8.4	12.0	(3.6)
Total	$119.1	$109.3	$9.8

Overall, net sales for the Company increased $9.8 million in fiscal 2016 compared to fiscal 2015. The increase in sales is primarily attributed to $12.6 million in net sales due to the acquisition of Maniago, which is included within energy components for power generation units. Also included in energy components for power generation units, the Company experienced higher volume with one of its primary customers and direct subcontractors. Changes in build rates and spare requirements in programs, such as the Boeing 787, the SKF GEAE LEAP X, the Bell-Boeing V-22, the Lockheed Martin F-16 and the Sikorsky H-60 drove the increase in fixed wing aircraft net sales and a decrease in rotorcraft net sales compared with last year. Commercial product and other revenue decreased $3.6 million to $8.4 million in fiscal 2016 due primarily to a decrease of $1.0 million in a military ordnance program as a result of timing of customer order placement in the current period and build rates within the industrial, mining, gas and oil markets.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 60.9% of total net sales and military net sales were 39.1% of total net sales in fiscal 2016, compared with 56.9% and 43.1%, respectively, in the comparable period in fiscal 2015. Commercial net sales increased $10.3 million to $72.5 million in fiscal 2016, compared to $62.2 million in fiscal 2015, primarily due to higher sales from the Company's energy components and a full year of net sales at Maniago. Military net sales decreased $0.5 million to $46.6 million in fiscal 2016, compared to $47.1 million in fiscal 2015 primarily due to changes in build rates to the programs mentioned above, partially offset by the continued increase in sales related to a military ordnance program.
Cost of Goods Sold
Cost of goods sold increased by $13.5 million, or 14.4%, to $107.0 million during fiscal 2016, compared with $93.6 million in the same period of fiscal 2015, primarily due to $12.9 million attributed to the acquisition of Maniago and higher benefits, primarily pension expenses, of $0.6 million.
Gross Profit
Gross profit decreased by $3.7 million, or 23.2%, to $12.1 million during fiscal 2016, compared with $15.7 million in fiscal 2015. Gross margin as a percentage of sales was 10.1% during fiscal 2016, compared with 14.4% in fiscal 2015. The decrease in gross profit was primarily a result of product mix due to change in customer build rates to programs as noted above and higher benefit charges, which resulted in unabsorbed costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.8 million to $17.4 million, or 14.6% of net sales, during fiscal 2016, compared to $19.2 million, or 17.5% of net sales, in fiscal 2015. The decrease in selling, general and administrative expenses is primarily due to one-time charges in fiscal 2015 for $2.7 million of transactional costs related to the acquisition of Maniago and $1.0 million severance charges which were not incurred in fiscal 2016. Additionally, the Company recorded $0.9 million lower long-term incentive compensation expense than in prior year. These benefits were partially offset by $1.1 million of selling, general and administrative expenses at Maniago, higher costs of $0.8 million related to the expansion of one of its plant locations, higher audit-related costs of $0.7 million and $0.2 million in search costs for the new CEO as disclosed in the Company's Form 8-K filing on March 18, 2016.
Amortization of Intangibles and Goodwill Impairment
Amortization of intangibles was $2.6 million during fiscal 2016, compared to $2.2 million in the comparable period of fiscal 2015. The increase is primarily associated with the amortization of intangible assets as a result of the acquisition of Maniago.
After performing its annual goodwill impairment test in the fourth quarter of 2016, it was determined that $4.2 million of goodwill associated with our Orange, California reporting unit was impaired as the carrying value of the reporting unit exceeded its fair value. This is further referenced in Note 3 of the consolidated financial statements included in Item 8.

Other/General
Interest expense increased to $1.7 million during fiscal 2016, compared with $0.6 million in fiscal 2015. The increase is primarily due to the increased borrowing in connection with the acquisition of Maniago.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2016 and 2015:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2016	2015	2016	2015
Revolving credit agreement	3.9%	2.1%	$ 14.0 million	$ 13.4 million
Term note	3.8%	3.3%	$ 18.2 million	$ 8.0 million
Foreign term debt	2.5%	2.3%	$ 11.7 million	$ 13.2 million

Other income, (net) was $0.4 million during fiscal 2016, compared to $0.5 million in the comparable period of fiscal 2015. The amount principally consists of rental income earned from the lease of the Cork, Ireland facility for both fiscal 2016 and 2015.
The Company believes that inflation did not materially affect its results of operations in either fiscal 2016 or 2015 and does not expect inflation to be a significant factor in fiscal 2017.
Income Taxes
The Company’s effective tax rate in fiscal 2016 was 15%, compared with 41% in fiscal 2015. This decrease is primarily attributed to tax expense applied against a pre-tax book loss related to the establishment of a valuation allowance against the Company’s U.S. deferred tax assets determined to be not more likely than not realizable as of September 30, 2016. Additionally, in fiscal 2015, the effective tax rate was increased due to a tax benefit applied against a pre-tax book loss associated with the reversal of previously recorded U.S. deferred taxes on the Company's non-U.S. undistributed earnings.
The effective tax rate differs from the U.S. federal statutory rate in fiscal 2016 due primarily to (i) the establishment of a valuation allowance in the U.S., and (ii) current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance. In fiscal 2015, the effective tax rate differed from the U.S. federal statutory rate due primarily to (i) a change in the Company's indefinite reinvestment assertion, (ii) the application of U.S. tax credits, and (iii) the impact of U.S. state and local income taxes. The impact of these rate reconciling items were partially offset by (i) the impact of foreign earnings taxed at different rates than U.S. statutory rates, (ii) permanent book-tax difference related to acquisition costs, and (iii) an increase in the valuation allowance related to foreign tax credits.
Loss from Continuing Operations
Loss from continuing operations, net of tax was $11.3 million during fiscal 2016, compared with loss of $3.6 million, in fiscal 2015 due primarily to the factors noted above.
Income from Discontinued Operations
The Company did not incur costs related to discontinued operations in fiscal 2016. Included in fiscal 2015 there was $0.7 million in income from discontinued operations, which includes the after-tax gain on the sale of the building and land of the Turbine Component Service and Repair business.
Net Loss
Net loss was $11.3 million during fiscal 2016, compared with net loss of $2.9 million in fiscal 2015. Results decreased primarily due to lower gross profit, goodwill impairment charge, higher interest expense incurred and lower income tax benefits as noted above.

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
Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to the Company to invest in the growth of its businesses. Management compensates for these limitations by not viewing EBITDA or Adjusted EBITDA in isolation and specifically by using other GAAP measures, such as net income (loss), net sales, and operating profit (loss), to measure operating performance. The Company’s calculation of EBITDA and Adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2016	2015
Net loss	$(11,335)	$(2,872)
Less: Income from discontinued operations, net of tax	—	709
Loss from continuing operations	(11,335)	(3,581)
Adjustments:
Depreciation and amortization expense	10,766	8,293
Interest expense, net	1,664	574
Income tax benefit	(1,998)	(2,444)
EBITDA	(903)	2,842
Adjustments:
Foreign currency exchange loss, net (1)	33	215
Other income, net (2)	(429)	(507)
Loss on disposal of operating assets (3)	31	63
Inventory purchase accounting adjustments (4)	266	412
Non-recurring severance expense (5)	—	964
Equity compensation expense (income) (6)	(474)	730
Pension settlement expense (7)	223	—
Acquisition transaction-related expenses (8)	(94)	2,681
LIFO impact (9)	(482)	629
Orange expansion (10)	1,419	631
Executive search (11)	223	—
Goodwill impairment charge (12)	4,164	—
Adjusted EBITDA	$3,977	$8,660

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)
Represents severance expense related to the departure of an executive officer. Included in the $964 for fiscal 2015 is $233 of equity based compensation expense recognized by the Company under its 2007 Long-Term Incentive Plan.

(6)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2007 Long-term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(7)	Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.

(8)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services, costs, and executive travel that are required to be expensed as incurred.

(9)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

(10)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(11)	Represents costs incurred for executive search fees as mentioned in its Form 8-K filing on March 18, 2016.

(12)	Represents goodwill impairment charge incurred at our Orange, California reporting unit. See Note 3 within Item 8 of the consolidated financial statements for further discussion.

B.        Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.5 million at September 30, 2016 compared with $0.7 million at September 30, 2015. At September 30, 2016 and 2015, approximately $0.3 million and $0.6 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities from continuing operations provided $12.3 million of cash in fiscal 2016, compared with cash used of $1.3 million in fiscal 2015.  The increase in cash provided by operating activities from continuing operations in fiscal 2016 was due to $7.9 million of cash generated through working capital management, $15.7 million of non-cash items such as depreciation and amortization expense, goodwill impairment charge, LIFO expense and equity compensation, partially offset by net loss of $11.3 million. Cash provided by working capital is primarily due to a $10.9 million decrease in accounts receivable due to collections of customer receivables, partially offset by a $3.2 million reduction in accrued liabilities. Cash used for operating activities in 2015 was due to the net loss of $2.9 million and a $7.2 million use of working capital.  The use of working capital is primarily due to a $3.6 million increase in inventory due to delays in customer releases and was used to support sales in the first quarter of fiscal 2016 and $3.3 million increase in receivables due to the timing of collections from customers.  The use of cash in fiscal 2015 was partially offset by $9.5 million of non-cash items, such as depreciation and amortization expense, LIFO expense and equity-based compensation expense.

Investing Activities
Cash used for investing activities of continuing operations was $2.1 million in fiscal 2016, compared with $25.8 million in fiscal 2015. Cash used for investing activities in fiscal 2015 included a cash payment of $17.0 million for the acquisition of Maniago. Capital expenditures were $2.4 million in fiscal 2016, compared with $8.8 million in fiscal 2015. The decrease in capital expenditures is attributed to the reduced spending on the Company's ERP installation and the completion of the prior year's Cleveland plant investment project. In addition to the $2.4 million expended for capital expenditures during fiscal 2016, $0.3 million was committed as of September 30, 2016. The Company anticipates that total fiscal 2017 capital expenditures will be within the range of $7.0 to $8.0 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion to one of the Company's plant locations.

Financing Activities
Cash used for financing activities was $10.4 million in fiscal 2016, compared with $22.5 million of cash provided by financing activities in fiscal 2015.

The Company had net repayments under its term loan of $2.8 million and $2.4 million under its foreign long-term loan of in fiscal 2016, compared with total net borrowings of $14.6 million in fiscal 2015. The borrowings in fiscal 2015 were attributed to the acquisition of Maniago as further discussed in Note 11 of the consolidated financial statements included in Item 8.

The Company had net repayments under its revolving credit facility and short-term debt of $5.2 million in fiscal 2016, compared with net borrowings of $9.8 million in fiscal 2015. The repayments in fiscal 2016 were attributed to the improvements in working capital. The increase in net borrowings from the revolving credit facility in fiscal 2015 was to fulfill working capital requirements, along with funding of the capital expenditures mentioned above and the cash dividend of $0.20 per common share declared in the fourth quarter of fiscal 2014, which resulted in a cash expenditure of $1.1 million during the first quarter of fiscal 2015.
On June 26, 2015, the Company entered into a Credit and Security Agreement (the "2015 Credit Agreement") with its lender. The credit facility under the 2015 Credit Agreement was comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduced to $20.0 million on January 1, 2016, and (ii) a five-year term loan of $20.0 million. Amounts borrowed under the credit facility were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan under the 2015 Credit Agreement was repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of Maniago on July 1, 2015, as referenced in Note 11 of the consolidated financial statements included in Item 8 and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the 2015 Credit Agreement. With the 2015 Credit Agreement, the Company incurred debt issuance costs of $0.7 million.
The revolver and term loan had a rate based on LIBOR, which were 3.9% and 3.8%, respectively at September 30, 2016. The bank loans were subject to certain customary financial covenants including, without limitation, covenants that required the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. There was also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance.
Effective November 9, 2016, the Company entered into an amended and restated credit and security agreement (the “Amended and Restated Agreement”) with its lenders. The Amended and Restated Agreement matures on June 25, 2020 and consists of senior secured loans in an aggregate principal amount of up to $39.9 million (the “Credit Facility”). The Credit Facility is composed of (i) a senior secured revolving credit facility of a maximum of $35.0 million (the “Revolving Credit Facility”), including swing line loans and letters of credit and (ii) a senior secured term loan facility of up to $4.9 million (the “Term Loan Facility”). The terms of Credit Facility contain both a lockbox arrangement and subjective acceleration clause.  As a result, the amounts outstanding on the Revolving Credit Facility will be classified as current maturities of long-term debt.
Amounts borrowed under the Credit Facility will be used to repay amounts outstanding under the 2015 Credit Agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. Amounts borrowed under the Credit Facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the LIBOR rate or prime rate, depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The Amended and Restated Agreement contains customary affirmative and negative covenants which, among other things, require the Company to maintain a minimum consolidated adjusted EBITDA and maintain a minimum fixed charge coverage ratio. The Amended and Restated Agreement also contains covenants which, among other things, limit the Company's ability to: make capital expenditures beyond agreed upon dollar amounts; incur additional debt; make certain investments; create or permit certain liens; merge, consolidate or sell assets outside of the ordinary course of business; and engage in other activities customarily restricted in such agreements, in each case subject to exceptions permitted by the Amended and Restated Agreement. The Amended and Restated Agreement also contains customary representations and warranties and default provisions (with customary grace periods, as applicable) and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, such commitments will automatically terminate and all amounts outstanding under the Credit Facility will automatically become immediately due and payable. Refer to Item 8. Note 13 Subsequent Events for further discussion.
Upon closing of the Credit Facility, any defaults that may have existed under the 2015 Credit Agreement were waived and no longer in effect. As a result of the Amended and Restated Agreement and the inclusion of a lockbox arrangement and subjective acceleration clause, the Revolving Credit Facility and all but $4.1 million of the Term Loan Facility at September 30, 2016 was classified as current maturities of long-term debt. Refer to Note 5 Debt included in Item 8 for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the credit agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the credit agreement.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain arrangements that are not reflected in the Statement of Consolidated Financial Position. These include operating leases as described more fully in Note 9 to the consolidated financial statements included in Item 8, which primarily relate to office space. The Company does not have obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.
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

We use a two-step process to test goodwill for impairment. In the first step, we use a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an estimated weighted average cost of capital. In assessing the valuation of our goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of a reporting unit must be made, including among other things, prospective financial information, growth rates, terminal value and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its businesses.

If the discounted cash flow analysis yields a fair value estimate less than the reporting unit's carrying value, we would proceed to step two of the impairment test. In the second step, the implied fair value of the reporting unit's goodwill is determined by allocating the reporting unit's fair value to the assets and liabilities other than goodwill in a manner similar to a purchase price allocation.

In performing this allocation of fair value to the assets and liabilities of the reporting unit, we typically utilize third-party valuation firms to support the fair values allocated. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and, if the carrying amount exceeds the implied fair value, an impairment charge is recorded for the difference. If these estimates were to change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

In performing our annual goodwill impairment test in the fourth quarter of 2016, we determined that $4.2 million of goodwill associated with our Orange, California reporting unit was impaired as the carrying value of the reporting unit exceeded its fair value.

As of September 30, 2016, the remaining value of goodwill associated with our reporting units totaled $11.7 million.

No impairment charges were identified in connection with our annual goodwill impairment test with respect to any of our other identified reporting units. The fair values for our Alliance and Maniago reporting units were in excess of our carrying values.

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

Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table is a summary of our defined benefit pension funding and expense for fiscal 2016 and 2015, respectively:

	Pension
	Funding	Expense
2015	$—	$—
2016	—	0.8

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

As of September 30, 2016 and 2015, SIFCO used the following assumptions:

	Years Ended September 30,
	2016	2015
Discount rate for expenses	3.8%	3.9%
Expected return on assets	8.0%	8.0%

Deferred Tax Valuation Allowance
The Company accounts for deferred taxes in accordance with the provisions of the Accounting Standards Codification guidance related to accounting for income taxes, whereby the Company recognizes an income tax benefit related to income tax credits, loss carryforwards and deductible temporary differences between financial reporting basis and tax reporting basis.

A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, the Company assesses the likelihood of realization of its deferred tax assets considering all available evidence, both positive and negative. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. It is generally difficult to outweigh objectively verifiable negative evidence of recent financial reporting losses. Based on the weight of available evidence, the Company determines if it is more likely than not that its deferred tax assets will be realized in the future.

As a result of losses incurred in recent years, the Company entered into a three year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016. As mentioned above, a cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome when determining whether a valuation allowance is required. Positive evidence was also considered, including taxable income available in the carryback period. Based on the weight of available positive and negative evidence, the Company established a valuation allowance of $3.3 million in the fourth quarter of fiscal 2016 on its U.S. deferred tax assets. Of this amount, $0.8 million relates to deferred tax assets that existed as of the beginning of the fiscal year. As a valuation allowance had already been maintained on certain U.S. federal and state tax credit carryforwards with limited lives, the total U.S. valuation allowance as of September 30, 2016 is $3.9 million.

Uncertain Tax Positions
The calculation of the Company's tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and it reports related interest and penalties as income taxes. Refer to Note 6 in the consolidated financial statements included in Item 8.

E.         Impact of Newly Issued Accounting Standards
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, which amends certain cash flow issues which apply to all entities required to present a statement of cash flow. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated financial statements together with evaluating the adoption date.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which is intended to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company as of October 1, 2017. The Company will prospectively apply the guidance to applicable conditions.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and

Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Companies have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is planning a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering early adoption of ASU 2016-09 in the next reporting period, as is permitted under the standard and has not yet determined the impact on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current in the statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016. The Company has elected to early adopt this ASU prospectively for the year ended September 30, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
SIFCO Industries, Inc.

We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2016, related to the presentation of deferred income taxes.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
December 6, 2016

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2016	2015
Net sales	$119,121	$109,301
Cost of goods sold	107,039	93,569
Gross profit	12,082	15,732
Selling, general and administrative expenses	17,359	19,167
Goodwill impairment	4,164	—
Amortization of intangible assets	2,593	2,245
Loss on disposal or impairment of operating assets	31	63
Operating loss	(12,065)	(5,743)
Interest income	(51)	(10)
Interest expense	1,715	584
Foreign currency exchange loss, net	33	215
Other income, net	(429)	(507)
Loss from continuing operations before income tax benefit	(13,333)	(6,025)
Income tax benefit	(1,998)	(2,444)
Loss from continuing operations	(11,335)	(3,581)
Income from discontinued operations, net of tax	—	709
Net Loss	$(11,335)	$(2,872)

Loss per share from continuing operations
Basic	$(2.07)	$(0.66)
Diluted	$(2.07)	$(0.66)

Income per share from discontinued operations, net of tax
Basic	$—	$0.13
Diluted	$—	$0.13

Net loss per share
Basic	$(2.07)	$(0.53)
Diluted	$(2.07)	$(0.53)

Weighted-average number of common shares (basic)	5,475	5,438
Weighted-average number of common shares (diluted)	5,475	5,438
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2016	2015
Net loss	$(11,335)	$(2,872)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	108	120
Retirement plan liability adjustment, net of tax $0 and $850, respectively	(940)	(1,500)
Interest rate swap agreement adjustment, net of tax $0 and $0, respectively	(30)	5
Comprehensive loss	$(12,197)	$(4,247)
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$471	$667
Receivables, net of allowance for doubtful accounts of $706 and $1,127, respectively	25,158	36,024
Inventories, net	28,496	27,943
Refundable income taxes	1,773	2,516
Deferred income taxes	—	2,785
Prepaid expenses and other current assets	2,177	1,600
Total current assets	58,075	71,535
Property, plant and equipment, net	48,958	54,865
Intangible assets, net	11,138	13,265
Goodwill	11,748	16,480
Other assets	538	544
Total assets	$130,457	$156,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$31,009	$10,503
Accounts payable	14,520	14,201
Accrued liabilities	5,234	8,446
Total current liabilities	50,763	33,150
Long-term debt, net of current maturities	7,623	38,426
Deferred income taxes	2,929	4,849
Pension liability	8,341	6,743
Other long-term liabilities	431	452
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,525 at September 30, 2016 and 5,468 at September 30, 2015	5,525	5,468
Additional paid-in capital	9,219	9,778
Retained earnings	58,476	69,811
Accumulated other comprehensive loss	(12,850)	(11,988)
Total shareholders’ equity	60,370	73,069
Total liabilities and shareholders’ equity	$130,457	$156,689
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(11,335)	$(2,872)
(Income) from discontinued operations, net of tax	—	(709)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	10,766	8,293
Amortization of debt issuance cost	145	37
Loss (Gain) on disposal of operating assets	31	(10)
LIFO expense (income)	(482)	629
Share transactions under employee stock plan	(502)	696
Deferred income taxes	850	(1,092)
Purchase price inventory adjustment	266	412
Other	(101)	—
Goodwill impairment	4,164	—
Other long-term liabilities	605	506
Changes in operating assets and liabilities, net of acquisition:
Receivables	10,892	(3,302)
Inventories	(314)	(3,553)
Refundable income taxes	743	(2,106)
Prepaid expenses and other current assets	(572)	681
Other assets	(76)	333
Accounts payable	424	1,909
Accrued liabilities	(3,223)	(1,123)
Net cash provided by (used for) operating activities of continuing operations	12,281	(1,271)
Net cash used for operating activities of discontinued operations	—	(516)
Cash flows from investing activities:
Acquisition of business	275	(16,994)
Proceeds from disposal of property, plant and equipment	—	2
Capital expenditures	(2,349)	(8,812)
Net cash used for investing activities of continuing operations	(2,074)	(25,804)
Net cash provided by investing activities of discontinued operations	—	1,422
Cash flows from financing activities:
Proceeds from term note	—	20,000
Repayments of term note	(5,192)	(5,441)
Proceeds from revolving credit agreement	46,917	58,802
Repayments of revolving credit agreement	(50,667)	(48,731)
Net payments of short-term debt borrowings	(1,480)	(270)
Payments for debt financing	—	(724)
Dividends paid	—	(1,090)
Net cash provided by (used for) financing activities of continuing operations	(10,422)	22,546
Decrease in cash and cash equivalents	(215)	(3,623)
Cash and cash equivalents at beginning of year	667	4,596
Effects of exchange rate changes on cash and cash equivalents	19	(306)
Cash and cash equivalents at end of year	$471	$667
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2016	2015
Cash (paid) received during the year:
Cash paid for interest	$(1,420)	$(613)
Cash (paid) received for income taxes, net	$2,897	$(679)
Non-cash investing and financing transactions:
Additions to property, plant & equipment - incurred but not yet paid	$256	$458
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2014	$5,448	$9,102	$72,683	$(10,613)	$76,620

Comprehensive loss	—	—	(2,872)	(1,375)	(4,247)
Performance and restricted share expense	—	963	—	—	963
Share transactions under employee stock plans	20	(287)	—	—	(267)
Balance - September 30, 2015	$5,468	$9,778	$69,811	$(11,988)	$73,069

Comprehensive loss	—	—	(11,335)	(862)	(12,197)
Performance and restricted share benefit	—	(474)	—	—	(474)
Share transactions under employee stock plans	57	(85)	—	—	(28)
Balance - September 30, 2016	$5,525	$9,219	$58,476	$(12,850)	$60,370
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and its subsidiaries are engaged in the production of forgings and machined components primarily in the Aerospace and Energy ("A&E") market. The Company’s operations are conducted in a single business segment, "SIFCO" or "Company." In July 2015, SIFCO completed the acquisition of all of the outstanding equity of C Blade S.p.A. Forging & Manufacturing (“Maniago", previously disclosed as "C*Blade”), located in Maniago, Italy, from Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons. Financial information relating to the Company's acquisition in fiscal 2015 is referenced in Note 11.

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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances are within federally insured limits at September 30, 2016, however, balances exceed limits at September 30, 2015.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $706 and $1,127 at September 30, 2016 and 2015, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2016 and 2015, $581 and $0, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $359 and $487 in fiscal 2016 and fiscal 2015, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2016, 21% of the Company’s consolidated net sales were from two of its largest customers; and 46% of the Company's consolidated net sales were from the four largest customers and their direct subcontractors, which individually accounted for 12%, 12%, 11% and 11%, of consolidated net sales, respectively. In fiscal 2015, 12% of the Company’s consolidated net sales were from one of its largest customers; and 38% of the Company's consolidated net sales were from two of the largest customers and their direct subcontractors which individually accounted for 22%, and 16%, of consolidated net sales, respectively. No other single customer or group represented greater than 10% of total net sales in fiscal 2016 and 2015.
At September 30, 2016, two of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 14% and 11% of the total net accounts receivable; and four of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 15%, 13%, 12% and 11% of total net accounts receivable, respectively. At September 30, 2015, one of the Company’s largest customers had outstanding net accounts receivable which accounted for 11% of total net accounts receivable; and two of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 18% and 16% of total, net receivables, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2016.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 44% and 38% of the Company’s inventories at September 30, 2016 and 2015, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter, and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,308 and $3,022 at September 30, 2016 and 2015, respectively.

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

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2016	2015
Property, plant and equipment:
Land	$979	$975
Buildings	15,393	15,446
Machinery and equipment	82,665	80,687
Total property, plant and equipment	99,037	97,108
Accumulated depreciation	50,079	42,243
Property, plant and equipment, net	$48,958	$54,865

The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, at least annually or when events and circumstances warrant such a review. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. There have been no asset impairment charges as it relates to the above assets during fiscal 2016 and fiscal 2015. If an asset is determined to be impaired, the carrying value of such assets is reduced to its net realizable value. The gain/loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $8,173 and $6,048 in fiscal 2016 and 2015, respectively.

The Company’s Irish subsidiary sold its operating business in June 2007, but retained ownership of its Cork, Ireland facility. This property is subject to a lease arrangement with the acquirer of the business that expires in June 2027. Rental income is earned in quarterly installments of $103. At September 30, 2016 and 2015, the carrying value of the property was $1,496 (accumulated depreciation of $1,437) and $1,570 (accumulated depreciation of $1,511), respectively. Rental income of $413 was recognized in each of fiscal years 2016 and 2015, respectively, and is recorded in other income, net on the consolidated statements of operations.

G. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to annual impairment testing and the Company has selected July 31 as the annual impairment testing date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If so, then a two-step impairment test is used to identify potential goodwill impairment. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired, and the second step of the goodwill impairment test is not required. The second step measures the amount of impairment, if any, by comparing the carrying value of the goodwill associated with a reporting unit to the implied fair value of the goodwill derived from the estimated overall fair value of the reporting unit and the individual fair values of the other assets and liabilities of the reporting unit. See Note 3 to for further discussion of the July 31, 2016 annual impairment test results.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

H. NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net loss per diluted share is the same as net loss per basic share.

The dilutive effect of the Company’s stock options, restricted shares and performance shares were as follows:

	September 30,
	2016	2015
Loss from continuing operations	$(11,335)	$(3,581)
Income from discontinued operations, net of tax	—	709
Net loss	$(11,335)	$(2,872)

Weighted-average common shares outstanding (basic)	5,475	5,438
Weighted-average common shares outstanding (diluted)	5,475	5,438
Net loss per share – basic
Continuing operations	$(2.07)	$(0.66)
Discontinued operations	—	0.13
Net loss per share	$(2.07)	$(0.53)
Net loss per share – diluted:
Continuing operations	$(2.07)	$(0.66)
Discontinued operations	—	0.13
Net loss per share	$(2.07)	$(0.53)
Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	32	27

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

K. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that deferred tax liabilities and assets be classified as non-current in the statement of financial position. This ASU is effective for annual and interim periods beginning after December 15, 2016. The Company has elected to early adopt this ASU prospectively for the year ended September 30, 2016, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted.

L. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In August 2016, the FASB issued ASU 2016-15, which amends certain cash flow issues which apply to all entities required to present a statement of cash flow. The amendments are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted,

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

but not before interim and annual reporting periods beginning after December 15, 2016. Companies have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. The Company is planning a bottoms up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has not selected a transition date or method nor has it determined the effect of the standard to its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40):
Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company as of October 1, 2017. The Company will prospectively apply the guidance to applicable conditions.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently considering early adoption of ASU 2016-09 in the next reporting period, as is permitted under the standard and has not yet determined the impact on our condensed consolidated financial statements.

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

N. DERIVATIVE FINANCIAL INSTRUMENTS
The Company periodically uses interest rate swap agreements to reduce risk related to variable-rate debt, which is subject to changes in market rates of interest. Interest rate swaps are designated as a cash flow hedges. At September 30, 2016, the Company held one interest rate swap with a notional amount of $8,214. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At September 30, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note and its mark-to-market valuation is a $30 liability at September 30, 2016. As of September 30, 2015, no interest rate swap agreements were in place.

O. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expense was nominal in fiscal 2016 and 2015.

P. DEFERRED FINANCING COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Q. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2016	2015
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(5,623)	$(5,731)
Net retirement plan liability adjustment, net of income tax benefit of ($3,758) and ($3,758), respectively	(7,197)	(6,257)
Interest rate swap agreement, net of income tax benefit of $0 and $0, respectively	(30)	—
Total accumulated other comprehensive loss	$(12,850)	$(11,988)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2014	$(5,851)	$(4,757)	$(5)	$(10,613)
Other comprehensive income (loss) before reclassifications	120	(1,846)	5	(1,721)
Amounts reclassified from accumulated other comprehensive loss	—	346	—	346
Net current-period other comprehensive loss	$120	$(1,500)	$5	$(1,375)

Balance at September 30, 2015	$(5,731)	$(6,257)	$—	$(11,988)
Other comprehensive income (loss) before reclassifications	108	(1,991)	(30)	(1,913)
Amounts reclassified from accumulated other comprehensive loss	—	1,051	—	1,051
Net current-period other comprehensive loss	108	(940)	(30)	(862)
Balance at September 30, 2016	$(5,623)	$(7,197)	$(30)	$(12,850)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2016 and 2015:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2016	2015	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Net actuarial loss	828	545	(1)
Settlements/curtailments	223	—	(1)
	1,051	545	Total before taxes
	—	(199)	Income tax expense
	$1,051	$346	Net of taxes

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

The Company provides deferred income taxes for the temporary difference between the financial reporting basis and tax basis of the Company’s assets and liabilities. Such taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. Deductible temporary differences result principally from recording certain expenses in the financial statements in excess of amounts currently deductible for tax purposes. Taxable temporary differences result principally from tax depreciation in excess of book depreciation.

The Company evaluates for uncertain tax positions taken at each balance sheet date. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest cumulative benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company's policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.

The Company maintains a valuation allowance against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are recorded in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset.

S. FAIR VALUE MEASUREMENTS
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, accounts payable, and revolving credit facilities are considered to be representative of their fair values because of their short maturities. Fair value measurements of non-financial assets and non-financial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analysis, the valuation of acquired intangibles and in the valuation of assets held for sale. Goodwill and intangible assets are valued using Level 3 inputs.

T. SHARE-BASED COMPENSATION
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

U. SHIPPING AND HANDLING COSTS
The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects shipping and handling costs in cost of sales.

V. RECLASSIFICATIONS
Certain amounts in prior years may have been reclassified to conform to the 2016 consolidated financial statement presentation.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

In fiscal 2016, the Company revised its classification within the Consolidated Statement of Cash Flows by moving prior year amount of $506 of other long-term liabilities caption from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash provided by operating activities as these items are non-cash item and are not a part of operating assets and liabilities.

2.Inventories

Inventories at September 30 consist of:

	2016	2015
Raw materials and supplies	$7,724	$7,212
Work-in-process	10,459	11,088
Finished goods	10,313	9,643
Total inventories	$28,496	$27,943

If the FIFO method had been used for the entire Company, inventories would have been $8,026 and $8,508 higher than reported at September 30, 2016 and 2015, respectively. LIFO income of $482 in fiscal 2016 and LIFO expense was $629 in fiscal 2015, respectively.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2016	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$2,776	$1,240	$9	$1,545
Non-compete agreement	5 years	1,600	1,547	—	53
Below market lease	5 years	900	900	—	—
Technology asset	5 years	1,869	389	37	1,517
Customer relationships	10 years	15,568	7,571	26	8,023
Total intangible assets		$22,713	$11,647	$72	$11,138

September 30, 2015
Intangible assets:
Trade name	8 years	$2,776	$886	$6	$1,896
Non-compete agreement	5 years	1,600	1,308	—	292
Below market lease	5 years	900	865	—	35
Technology asset	5 years	1,663	84	12	1,591
Customer relationships	10 years	15,352	5,912	11	9,451
Total intangible assets		$22,291	$9,055	$29	$13,265

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Included in the intangible assets at September 30, 2015 are assets acquired in connection with the purchase of substantially all the outstanding equity from Maniago on July 1, 2015, as discussed more fully in Note 11. During fiscal 2016, final purchase price adjustments for Maniago were made and reflected as shown in the table below, which are included as September 30, 2016. These acquired intangible assets consist of:

	Estimated Useful Life	Initial Value	Purchase Price Adjustment	Final Value
Intangible assets:
Trade name	5 years	$776	$—	$776
Technology asset	5 years	1,663	317	1,980
Customer relationships	10 years	1,552	105	1,657
Total intangible assets		$3,991	$422	$4,413

The amortization expense on identifiable intangible assets for fiscal 2016 and 2015 was $2,593 and $2,245, respectively. Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2017	$2,345
Fiscal year 2018	2,324
Fiscal year 2019	2,309
Fiscal year 2020	2,168
Fiscal year 2021	1,127

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. At the end of the second quarter of fiscal 2016, there was a triggering event, which resulted in the Company performing an interim impairment test at its Orange, California reporting unit and its Maniago reporting unit. It was determined at the time that the fair value exceeded its carrying value; therefore, step 2 of the two-step goodwill impairment test was unnecessary. The Company completed its annual impairment review of goodwill as of July 31, 2016, using judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions (level 3 inputs).

Upon completion of the annual testing, goodwill for the Orange, California ("Orange") reporting unit was determined to be impaired based on a quantitative analysis, as the carrying value exceeded the fair value. During 2016, the Orange reporting unit did not meet revenue expectations due, in part, to a product mix resulting in lower margins and related business practices have not come to fruition for cost savings measures undertaken to address increased costs. Based on the results of the annual testing, the Company recorded goodwill impairment charges for the entire goodwill balance of the Orange reporting unit in the amount of $4,164 as the carrying value of the operating unit exceeded its fair value.

As of September 30, 2016, the remaining value of goodwill associated with our reporting units totaled $11,748.

No other impairment charges were identified in connection with the annual goodwill impairment test with respect to any of the other identified reporting units. The fair values for our Alliance and Maniago reporting units were in excess of their carrying values. All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Balance at September 30, 2014	$7,658
Goodwill acquired during the year	8,760
Currency translation	62
Balance at September 30, 2015	$16,480
Goodwill adjustment	(589)
Currency translation	21
Impairment adjustment	(4,164)
Balance at September 30, 2016	$11,748

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2016	2015
Accrued employee compensation and benefits	$3,681	$3,875
Accrued legal and professional	124	2,069
Accrued workers’ compensation	324	688
Other accrued liabilities	1,105	1,814
Total accrued liabilities	$5,234	$8,446

5.    Debt
Debt at September 30 consists of:

	2016	2015
Revolving credit agreement	$12,751	$16,500
Foreign subsidiary borrowings	9,540	13,197
Capital lease obligations	153	252

Term loan	16,429	19,286
Less: unamortized debt issuance cost	(241)	(306)
Term loan less unamortized debt issuance cost	16,188	18,980

Total debt	38,632	48,929

Less – current maturities	(31,009)	(10,503)
Total long-term debt	$7,623	$38,426
On June 26, 2015 the Company entered into a Credit and Security Agreement (the "2015 Credit Agreement") with its lender. The credit facility is comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduces to $20,000 on January 1, 2016, and (ii) a five year term loan of $20,000. Amounts borrowed under the 2015 credit facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan under the 2015 Credit Agreement is repayable in quarterly installments of $714 beginning September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's existing revolver and term note, to fund the acquisition of Maniago on July 1, 2015, as referenced in Note 11 and for working capital and general corporate purposes. The 2015 Credit Agreement also has an accordion feature, which allows the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company in each case, plus the applicable margin as set forth in the 2015 Credit Agreement.

The revolver has a rate based on LIBOR plus 2.75% spread and a prime rate which resulted in a weighted average rate of 3.9% and 3.2% at September 30, 2016 and 2015, respectively and the term loan has a rate of 3.8% and 3.1% at September 30, 2016 and 2015, respectively, which was based on LIBOR plus 2.75% spread. This rate becomes effective at a fixed rate of 3.9% after giving effect to the interest rate swap agreement as of September 30, 2016. The interest rate swap was not in place as of September 30, 2015. There is also a commitment fee ranging from 0.15% to 0.35%, to be incurred on the unused balance.

The bank loans are subject to certain customary financial covenants including, without limitation, covenants that require the Company to not exceed a maximum leverage ratio and to maintain a minimum fixed charge coverage ratio. As discussed in Note 13 Subsequent Event, on November 9, 2016, the Company entered into an Amended and Restated Credit and Security agreement ("Amended and Restated Agreement") with its lender. The new Amended and Restated Agreement matures on June 25, 2020 and consists of senior secured loans in an aggregate principal amount of up to $39,871 (the "Credit Facility"). The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The new Term Facility is repayable in monthly installments of $81 beginning December 1, 2016. The terms of Credit Facility contain both a lockbox arrangement and subjective acceleration clause.  As a result, the amounts outstanding on the revolving credit facility will be classified as a short term liability. The amounts borrowed under the Amended and Restated Agreement will be used to repay the amounts outstanding under the Company's existing Credit Agreement as of September 30, 2016, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Amended and Restated Agreement, the Company terminated its interest rate swap agreement with the lender. Upon closing of the Credit Facility, any defaults that may have existed under the 2015 Credit Agreement were waived and no longer in effect. As a result of the Amended and Restated Agreement and the inclusion of a lockbox arrangement and subjective acceleration clause, the revolver and all but $4,061 of the term loan at September 30, 2016 were classified as current maturities of long-term debt. Refer to Note 13 Subsequent Event for further discussion.

The Company incurred debt issuance costs in connection with its 2015 Credit Agreement in the amount of $724. As shown above, $241 of debt issuance costs as it relates to the term note, net of amortization of $81, remains as of September 30, 2016. The remaining $301 debt issuance cost relates to the revolver. This portion is shown in the consolidated balance sheet as a deferred charge in other assets, net of amortization of $101 at September 30, 2016.
Prior to the replacement of the revolver and term loan with the 2015 Credit Agreement as previously discussed, in October 2011, the Company entered into an amendment to its then existing credit agreement with its bank to increase the maximum borrowing amount from $30,000 to $40,000, of which $10,000 was a five (5) year term loan and $30,000 was a five (5) year revolving loan, secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $500 starting December 1, 2011. The term loan was repaid in the third quarter of fiscal year 2015 and replaced by the 2015 Credit Agreement discussed previously.

As of September 30, 2016 and 2015, the total foreign debt borrowings were $9,540 and $13,197, respectively, of which $5,833 and $7,542, respectively is current. Current debt as of September 30, 2016 and 2015, consists of $3,262 and $3,184 of short-term borrowings, $2,014 and $2,371 is the current portion of long-term debt, and $557 and $1,987, of factoring. Interest rates on the term notes are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets. There were $557 and $1,987 of short-term borrowings relating to this agreement at September 30, 2016 and 2015, respectively, classified within short-term debt. The carrying value of the receivables pledged as collateral was $599 and $1,620 at September 30, 2016 and 2015, respectively.

Payments on long-term debt under the 2015 Credit Agreement (excluding capital lease obligations, see Note 9) over the next 5 years are as follows:

Minimum long-term debt payments

2017	$4,871
2018	4,132
2019	4,019
2020	21,599
2021	252
2022 and thereafter	—
Total Minimum long-term debt payments	34,873

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

6.     Income Taxes

The components of loss from continuing operations before income tax benefit are as follows:

	Years Ended September 30,
	2016	2015
U.S.	$(11,506)	$(6,373)
Non-U.S.	(1,827)	348
Loss before income tax benefit	$(13,333)	$(6,025)
Income taxes from continuing operations before income tax benefit consist of the following:

	Years Ended September 30,
	2016	2015
Current income tax provision (benefit):
U.S. federal	$(2,687)	$(2,560)
U.S. state and local	(111)	55
Non-U.S.	94	338
Total current tax benefit	(2,704)	(2,167)
Deferred income tax provision (benefit):
U.S. federal	1,481	(277)
U.S. state and local	69	(83)
Non-U.S.	(844)	83
Total deferred tax provision (benefit)	706	(277)
Income tax benefit	$(1,998)	$(2,444)
The income tax benefit from continuing operations in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2016	2015
Loss before income tax benefit	$(13,333)	$(6,025)
Less-U.S. state and local income tax benefit	(111)	(13)
Loss before U.S. and non-U.S. federal income tax provision	$(13,222)	$(6,012)
Income tax benefit at U.S. federal statutory rates	$(4,628)	$(2,104)
Tax effect of:
Foreign rate differential	254	334
Permanent items	8	438
Undistributed earnings of non-U.S. subsidiaries	—	(992)
Prior year tax adjustments	(56)	(23)
State and local income taxes	(80)	(113)
Impact of tax law changes	(338)	—
Federal tax credits	(572)	(92)
Valuation allowance	3,309	147
Changes in uncertain tax positions	(37)	58
Other	142	(97)
Income tax benefit	$(1,998)	$(2,444)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2016	2015
Deferred tax assets:
Net non-U.S. operating loss carryforwards	$777	$595
Employee benefits	3,366	3,340
Inventory reserves	1,032	865
Allowance for doubtful accounts	234	377
Foreign tax credits to undistributed earnings	870	—
Intangibles	4,364	1,936
Foreign tax credits	575	517
Other	2,307	1,007
Total deferred tax assets	13,525	8,637
Deferred tax liabilities:
Depreciation	(10,777)	(9,022)
Unremitted foreign earnings	(65)	(65)
Prepaid expenses	(566)	(432)
Other	(647)	(87)
Total deferred tax liabilities	(12,055)	(9,606)
Net deferred tax assets (liabilities)	1,470	(969)
Valuation allowance	(4,399)	(1,095)
Net deferred tax liabilities	$(2,929)	$(2,064)
As a result of losses incurred in recent years, the Company’s U.S. jurisdiction entered into a three year cumulative loss position in the fourth quarter of fiscal 2016. A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. Positive evidence was also considered, including taxable income available in the carryback period. Based on the weight of available positive and negative evidence, the Company established a valuation allowance of $3,259 in the fourth quarter of fiscal 2016 on its U.S. deferred tax assets. Of this amount, $838 relates to deferred tax assets that existed as of the beginning of the fiscal year. A valuation allowance had already been maintained on certain U.S. federal and state tax credit carryforwards with limited lives, the total U.S. valuation allowance as of September 30, 2016 is $3,902.
At September 30, 2016, the Company has a non-U.S. tax loss carryforward of approximately $6,132, which primarily relates to the Company’s Irish and Italian subsidiaries. The Company's Irish subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The non-U.S. tax loss carryforward does not expire.
The Company has $575 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2026, $520 of U.S. general business tax credits that are subject to expiration in 2035-2036, and alternative minimum tax of $95 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards and U.S. general business credits.
In addition, the Company has $165 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $10,583 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2020-2036. The U.S. state tax credit carryforwards have been fully offset by a valuation allowance. A portion of the U.S. state and local tax loss carryforwards presented in the table above have been reduced by unrealized stock compensation deductions of $5.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, in fiscal 2016 and 2015 of $69 and $105, respectively. If recognized, $69 of the fiscal 2016 uncertain tax positions would impact the effective tax rate. As of September 30, 2016, the Company had accrued interest of $21 and recognized $3 for interest and penalties in continuing operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

	2016	2015
Balance at beginning of year	$105	$56
Increase due to tax positions taken in current prior year	—	49
Decrease due to lapse of statute of limitations	(36)	—
Balance at end of year	$69	$105
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2013, state and local income tax examinations for fiscal years prior to 2012, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
As of September 30, 2016, the Company has $9,766 of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided as the Company intends to permanently reinvest these earnings outside the U.S. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

7.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, and this plan was frozen in 2003, while another plan that covered union employees no longer has active participants due to the business closure. Consequently, although both plans continue, the non-union plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003, and the related union plan has had no participants accrue any additional benefits subsequent to December 31, 2013. The Company sponsors a defined pension plan for certain of its employees. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and is measured as the actuarial present value of the vested benefits to which the employees would be entitled if the employee separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2016	2015
Service cost	$280	$148
Interest cost	1,017	978
Expected return on plan assets	(1,632)	(1,671)
Amortization of net loss	828	545
Settlement cost	223	—
Net pension expense for defined benefit plan	$716	$—

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2016	2015
Benefit obligations:
Benefit obligations at beginning of year	$27,685	$26,140
Transfer in	—	465
Service cost	280	148
Interest cost	1,017	978
Actuarial loss	2,405	1,328
Benefits paid	(1,659)	(1,377)
Currency translation	3	3
Benefit obligations at end of year	$29,731	$27,685
Plan assets:
Plan assets at beginning of year	$20,896	$22,110
Actual return on plan assets	2,061	117
Employer contributions	46	46
Benefits paid	(1,659)	(1,377)
Plan assets at end of year	$21,344	$20,896

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2016	2015
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(8,387)	$(6,789)
Amounts recognized in accumulated other comprehensive loss:
Net loss	10,926	10,003
Net amount recognized in the consolidated balance sheets	$2,539	$3,214
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(8,341)	(6,743)
Accumulated other comprehensive loss – pretax	10,926	10,003
Net amount recognized in the consolidated balance sheets	$2,539	$3,214

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2017 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$887

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2016	2015
Discount rate for liabilities	3.1%	3.9%
Discount rate for expenses	3.8%	3.9%
Expected return on assets	8.0%	8.0%

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2016 and 2015:

September 30, 2016	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$492	$—	$492	$—
Large blend	9,593	—	9,593	—
Large growth	503	—	503	—
Mid blend	57	—	57	—
Small blend	56	—	56	—
Non-U.S. equity securities:
Foreign large blend	1,565	—	1,565	—
Diversified emerging markets	18	—	18	—
U.S. debt securities:
Inflation protected bond	537	—	537	—
Intermediate term bond	7,747	—	5,562	2,185
High inflation bond	360	—	360	—
Non-U.S. debt securities:
Emerging markets bonds	66	—	66	—
Stable value:
Short-term bonds	350	—	350	—
Total plan assets at fair value	$21,344	$—	$19,159	$2,185

September 30, 2015	Asset Amount	Level 1	Level 2	Level 3
U.S. equity securities:
Large value	$487	$—	$487	$—
Large blend	9,268	—	9,268	—
Large growth	515	—	515	—
Mid blend	109	—	109	—
Small blend	102	—	102	—
Non-U.S. equity securities:
Foreign large blend	1,559	—	1,559	—
Diversified emerging markets	35	—	35	—
U.S. debt securities:
Inflation protected bond	489	—	489	—
Intermediate term bond	7,538	—	5,493	2,045
High inflation bond	340	—	340	—
Non-U.S. debt securities:
Emerging markets bonds	56	—	56	—
Stable value:
Short-term bonds	398	—	398	—
Total plan assets at fair value	$20,896	$—	$18,851	$2,045

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2016 and 2015 were as follows:

	2016	2015
Balance at beginning of year	$2,045	$2,102
Actual return on plan assets	126	76
Purchases and sales of plan assets, net	14	(133)
Balance at end of year	$2,185	$2,045

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2016	2015
U.S. equities	50%	50%	30% to 70%
Non-U.S. equities	7%	8%	0% to 20%
U.S. debt securities	41%	40%	20% to 70%
Non-U.S. debt securities	—%	—%	0% to 10%
Other securities	2%	2%	0% to 60%
Total	100%	100%

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

The Company does not anticipate making any contributions to its defined benefit pension plans during fiscal 2017. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2017. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2017	$2,414
2018	1,850
2019	1,576
2020	1,808
2021	1,849
2022-2026	8,648

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Multi-Employer Plans
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2016	2015		2016	2015
Fund ¹	Green	Green	No	$65	$49	No	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2015 and 2014.

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

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%)of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2016 and 2015 was $647 and $694, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2016 and 2015. The Company sponsors a separate defined contribution plan for certain of its U.S. union employees. The Company's contribution to this plan is based on a specified amount per hour based on the provisions of the applicable collective bargaining agreement.

The Company sponsors a defined contribution plan for certain of its employees Maniago union employees. The plan is a severance entitlement payable plan to Italian employees based on local government laws, which qualifies as a defined contribution plan.

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

The Company has awarded restricted shares to certain of its directors, officers and other employees of the Company. The restricted shares were valued at the closing market price of the Company’s common shares on the date of grant, and such value was recorded

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

as unearned compensation. The unearned compensation is being amortized ratably over the restricted stock vesting period of one (1) year or three (3) years.

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2016 there are approximately 252 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2007 Plan was a $474 benefit (due to performance share awards not achieving minimum target thresholds) and $963 expense during fiscal 2016 and 2015, respectively. The Company did not record income tax benefits in Additional Paid-in Capital related to shares that were earned under the 2007 Plan in fiscal 2016 and amount was minimal in fiscal 2015. As of September 30, 2016, there was $761 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next two (2) years.

The following is a summary of activity related to performance shares:

	2016		2015
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	98	$28.50	174	$24.86
Restricted shares awarded	59	9.53	25	29.88
Restricted shares earned	(20)	29.59	(33)	24.68
Performance shares awarded	102	10.40	56	28.61
Performance shares earned	—	—	(11)	20.75
Awards forfeited	(93)	20.58	(113)	25.16
Outstanding at end of year	146	$13.07	98	$28.50

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

The Company leases various facilities and equipment under operating leases expiring through 2034. The Company recorded rent expense of $1,313 and $1,306 in fiscal 2016 and 2015, respectively. At September 30, 2016, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2017	$50	$1,598
2018	54	1,583
2019	46	1,558
2020	—	1,544
2021	—	1,357
Thereafter	—	19,118
Total minimum lease payments	$150	$26,758
Plus: Amount representing interest	$3
Present value of minimum lease payments	$153

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2016	2015
Machinery and equipment	$250	$646
Accumulated depreciation	(60)	(32)

10. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the Aerospace & Energy ("A&E) markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 62% and 70% of consolidated net sales in fiscal 2016 and 2015, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2016 and 2015. Net sales to unaffiliated customers located in various European countries accounted for 22% and 16% of consolidated net sales in fiscal 2016 and 2015, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 4% and 4% of consolidated net sales in fiscal 2016 and 2015, respectively.

During fiscal 2015, severance costs was incurred by the company related to one of its executive officers in the amount of $964.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiaries located in Maniago, Italy (see Note 11 for discussion on acquisition of Maniago) and Cork, Ireland. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2016 was $37,196 compared with $45,235 as of September 30, 2015.

	2016	2015
Long-Lived Assets
United States	$44,108	54,013
Europe	28,274	31,141
	$72,382	85,154

At September 30, 2016, approximately 287 of the hourly plant personnel are represented by three separate collective bargaining units. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio	May 31, 2020
Alliance, Ohio	July 31, 2017
Maniago, Italy *	December 31, 2015
* Negotiations in process.

11. Business Acquisition
On July 1, 2015, the Company completed the acquisition of all of the outstanding equity of Maniago. This acquisition resulted in a major milestone for the Company to bring SIFCO back to being a multi-national A&E company that has locations near its worldwide customer base. Maniago's forging and machining capabilities and European location will help serve the energy market with high quality, cost effective solutions for their growing businesses. The forging business is operated at two facilities, located in Maniago, Italy. The purchase price for the forging business, net of the assumed debt was approximately $16,719, after a $275 purchase price adjustment received and recorded in the first quarter of fiscal 2016 for adjustments principally related to the final working capital level and indebtedness adjustment. In addition, the Company has assumed certain current operating liabilities and indebtedness of the forging business. The Company recorded net sales of $6,000 and net operating income of $209 from the date of acquisition through September 30, 2015.

The Maniago purchase transaction is accounted for under the purchase method of accounting. The Company completed the purchase accounting related to the Maniago acquisition. The fair values of assets acquired and liabilities assumed, were based upon appraisals, other studies and additional information available at the time of the acquisition of Maniago (level 3 inputs). The Company believes

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

that such information provided a reasonable basis for determining the fair values of the assets acquired and liabilities assumed. To the extent the purchase price exceeded the estimated fair value of the net identifiable tangible and intangible assets acquired and assumed, such excess was allocated to goodwill.

The following table summarizes the Company's purchase price allocation of the estimated fair values of the assets acquired and liabilities assumed:

	July 1, 2015	Purchase price adjustments	Final purchase price
Assets acquired:
Accounts receivable	$6,740	$25	$6,765
Inventory	6,477	83	6,560
Prepaid & other current assets	1,999	(9)	1,990
Property and equipment	16,923	—	16,923
Intangible assets	3,991	443	4,434
Goodwill	8,760	(619)	8,141
	44,890	(77)	44,813
Liabilities assumed:
Current maturities of long-term debt	7,920	—	7,920
Accounts payable and accrued liabilities	8,279	59	8,338
Long-term debt	6,437	—	6,437
Other long-term liabilities	5,260	139	5,399
Total purchase price	$16,994	$(275)	$16,719
As part of the acquisition of Maniago, the Company incurred transaction related costs which were expensed as incurred. Such costs related to legal and professional expenses and other expenses that are included in the consolidated statements of operations within selling, general and administrative expenses of approximately $2,681 in fiscal 2015.

The results of operations of Maniago from its respective date of acquisition are included in the Company’s consolidated statements of operations. The following unaudited pro forma information presents a summary of the results of operations for the Company including Maniago as if the acquisitions had occurred on October 1, 2014:

(Unaudited) Years Ended September 30,
2015
Net sales	$130,401
Net loss	$(2,772)
Net loss per share (basic)	$(0.51)
Net loss per share (diluted)	$(0.51)

12. Discontinued Operations, Assets Held for Sale, and Business Divestiture

As part of the Company's strategy to focus on the A&E market, the Company decided in the fourth quarter of fiscal 2013 to exit the Turbine Component Services and Repair ("Repair Group"). The results of operations and cash flows from the Repair Group have been classified as discontinued operations for all periods presented. On January 30, 2015, the Company completed the sale of the building and land for cash proceeds of $1,422, net of selling expenses.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The financial results of Repair Group included in discontinued operations were as follows:

Years Ended September 30,
2015
Net sales	$—
Income before income tax provision	1,160
Income tax provision	451
Income from discontinued operations, net of tax	$709

13. Subsequent event

On November 9, 2016, the Company entered into an Amended and Restated agreement with its lender. The new Amended and Restated Agreement matures on June 25, 2020 and the Credit Facility consists an aggregate principal amount of up to $39,871. The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the lender and (ii) senior secured Term Facility in the amount of $4,871 . The new Term Facility is repayable in monthly installments of $81 beginning December 1, 2016. The terms of Credit Facility contain both a lockbox arrangement and subjective acceleration clause.  As a result, the amounts outstanding on the revolving credit facility will be classified as a current maturities of long-term debt. The amounts borrowed under the Amended and Restated Agreement will be used to repay the amounts outstanding under the Company's existing Credit Agreement as of September 30, 2016, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Amended and Restated Agreement, the Company terminated its interest rate swap agreement with the lender.

Amounts borrowed under the Credit Facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the LIBOR rate or prime rate, depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement.

The bank loans contain affirmative and negative covenants customary for a transaction of this type which, among other things, require the Company to maintain a minimum consolidated adjusted EBITDA and maintain a minimum fixed charge coverage ratio. The Credit Agreement also contains covenants which, among other things, limit the Company's ability to: incur unfunded capital expenditures; incur additional debt; make certain investments; create or permit certain liens; merge, consolidate or sell assets outside of the ordinary course of business; and engage in other activities customarily restricted in such agreements, in each case subject to exceptions permitted by the Credit Agreement. The Credit Agreement also contains customary representations and warranties and default provisions (with customary grace periods, as applicable) and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated and/or the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, such commitments will automatically terminate and all amounts outstanding under the Credit Facility will automatically become immediately due and payable.

The cost associated to new agreement is approximately $700.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2016 and 2015
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2016
Deducted from asset accounts
Allowance for doubtful accounts	$1,127	359	(199)	(581)	(a)	$706
Inventory obsolescence reserve	3,022	571	—	(285)	(b)	$3,308
Inventory LIFO reserve	8,508	(482)	—	—		$8,026
Deferred tax valuation allowance	1,095	3,304	—	—		$4,399
Accrual for estimated liability
Workers’ compensation reserve	688	157	—	(521)	(c)	$324

Year Ended September 30, 2015
Deducted from asset accounts
Allowance for doubtful accounts	$333	$487	$307	$—	(a)	$1,127
Inventory obsolescence reserve	1,407	138	1,804	(327)	(b)	3,022
Inventory LIFO reserve	7,879	629	—	—		8,508
Deferred tax valuation allowance	822	273	—	—		1,095
Accrual for estimated liability
Workers’ compensation reserve	937	626	(326)	(549)	(c)	688

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting that are described below in Management’s Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of September 30, 2016.

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

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weaknesses:

•	Inadequate journal entry approval controls related to manual journal entries, allowing the posting of unapproved manual journal entries.

•	Key controls within business and IT processes were not designed and operating effectively at Maniago.

•
Key controls within IT general and application controls, including controls related to the testing of completeness and accuracy of system-generated reports, for domestic operations were not operating effectively.

•	Multiple key controls within financial reporting, inventory, revenue, account reconciliation and cash receipts application process for certain domestic locations were not operating effectively.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting. The Company is in the process of designing, training staff, and implementing additional controls and improving existing controls to remediate the material weaknesses that exist as of September 30, 2016, as set forth above.

With respect to the monitoring of manual journal entries, the Company will be enhancing controls to ensure all manual journal entries are appropriately approved.

With respect to evaluating the Company’s Maniago business for operating effectiveness, the Company will be evaluating standard controls across key business and IT processes and will perform a quarterly evaluation of control effectiveness, as well as substantive financial review procedures.

With respect to remediating control deficiencies within the IT control environment, the Company will enhance and streamline key controls across all IT processes and applications, as well as implement control processes to monitor operating effectiveness.

With respect to remediating control deficiencies for inventory, revenue, account reconciliation and cash receipt application, the Company will enhance key controls across those processes.

The actions that we are taking are subject to ongoing senior management review as well as audit committee oversight. Although we plan to complete this remediation as quickly as possible, we cannot, at this time, estimate how long it will take.

Changes in Internal Control over Financial Reporting and other Remediation

There have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting, except as discussed above.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2016.

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
The Company incorporates herein by reference the information appearing under the captions “Executive Compensation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2007 Long-term Incentive Plan (1)	146,401	N/A	252,069

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

The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2016.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2016.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2016 and 2015
Consolidated Balance Sheets—September 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended September 30, 2016 and 2015
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2016 and 2015
Notes to Consolidated Financial Statements

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference

3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.3 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference

9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference

9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference

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

10.8
Equity Retention Agreement, dated June 1, 2016, between SIFCO Industries, Inc. and Salvatore Incanno, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 3, 2016, and incorporated herein by reference

Exhibit No.	Description

10.9
Award agreement between the Company and Peter W. Knapper, dated June 16, 2016, effective June 29, 2016, filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 2016, and incorporated herein by reference

10.10
Credit and Security Agreement among KeyBank National Association and SIFCO Industries, Inc. (and subsidiaries) dated June 26, 2015, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 2, 2015 and incorporated herein by reference

10.11
First Amendment to Credit and Security Agreement among KeyBank National Association and SIFCO Industries, Inc. (and subsidiaries) dated August 5, 2016 filed as Exhibit 4.1 to the Company’s Form 8-K dated August 10, 2016 and incorporated herein by reference

10.12
Amendment and Restatement Credit and Security Agreement, dated November 9. 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 15, 2016, and incorporated herein by reference

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

*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2016 filed with the SEC on December 6, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2016 and 2015, (iii) Consolidated Balance Sheets at September 30, 2016 and 2015, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2016 and 2015, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Salvatore Incanno
Salvatore Incanno
Vice President-Finance and
Chief Financial Officer
(Principal Financial Officer)
Date: December 6, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 6, 2016 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Jeffrey P. Gotschall	/s/ Peter W. Knapper
Jeffrey P. Gotschall	Peter W. Knapper
Chairman Emeritus	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Alayne L. Reitman	/s/ John G. Chapman, Sr.
Alayne L. Reitman	John G. Chapman, Sr.
Director	Director

/s/ Hudson D. Smith	/s/ Donald C. Molten, Jr.
Hudson D. Smith	Donald C. Molten, Jr.
Director	Director

/s/ Norman E. Wells, Jr.	/s/ Mark J. Silk
Norman E. Wells, Jr.	Mark J. Silk
Director	Director

/s/ Salvatore Incanno	/s/ Thomas R. Kubera
Salvatore Incanno	Thomas R. Kubera
Vice President-Finance	Corporate Controller
and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

/s/ Michael S. Lipscomb
Michael S. Lipscomb
Director