Form 10-Q
period 2016-12-31
SIFCO INDUSTRIES INC
filed 2017-01-31
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2016 was 5,528,633.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
Net sales	$31,473	$27,161
Cost of goods sold	27,305	25,053
Gross profit	4,168	2,108
Selling, general and administrative expenses	5,303	5,620
Amortization of intangible assets	592	714
(Gain) loss on disposal of operating assets	(6)	2
Operating loss	(1,721)	(4,228)
Interest income	(14)	(9)
Interest expense	678	408
Foreign currency exchange loss, net	4	14
Other income, net	(107)	(107)
Loss from operations before income tax expense (benefit)	(2,282)	(4,534)
Income tax expense (benefit)	327	(1,936)
Net loss	$(2,609)	$(2,598)

Net loss per share
Basic	$(0.48)	$(0.48)
Diluted	$(0.48)	$(0.48)

Weighted-average number of common shares (basic)	5,467	5,452
Weighted-average number of common shares (diluted)	5,467	5,452
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2016	2015
Net loss	$(2,609)	$(2,598)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,048)	(447)
Retirement plan liability adjustment, net of tax	234	193
Interest rate swap agreement adjustment, net of tax	16	—
Comprehensive loss	$(3,407)	$(2,852)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2016	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,019	$471
Receivables, net of allowance for doubtful accounts of $591 and $706, respectively	26,415	25,158
Inventories, net	27,247	28,496
Refundable income taxes	1,773	1,773
Prepaid expenses and other current assets	2,774	2,177
Total current assets	59,228	58,075
Property, plant and equipment, net	47,147	48,958
Intangible assets, net	10,322	11,138
Goodwill	11,221	11,748
Other assets	222	538
Total assets	$128,140	$130,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,255	$18,258
Revolving credit agreement	25,337	12,751
Accounts payable	13,206	14,520
Accrued liabilities	5,715	5,234
Total current liabilities	52,513	50,763
Long-term debt, net of current maturities	7,075	7,623
Deferred income taxes	2,944	2,929
Pension liability	8,101	8,341
Other long-term liabilities	396	431
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,529 at December 31, 2016 and 5,525 at September 30, 2016	5,529	5,525
Additional paid-in capital	9,353	9,219
Retained earnings	55,877	58,476
Accumulated other comprehensive loss	(13,648)	(12,850)
Total shareholders’ equity	57,111	60,370
Total liabilities and shareholders’ equity	$128,140	$130,457
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

(Unaudited, Amounts in thousands)	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,609)	$(2,598)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,515	2,778
Amortization and write-off of debt issuance cost	273	36
Gain on disposal of operating assets	(6)	—
LIFO expense	107	34
Share transactions under company stock plan	138	317
Purchase price inventory adjustment	—	266
Other long-term liabilities	2	64
Deferred income taxes	189	(565)
Changes in operating assets and liabilities:
Receivables	(1,556)	6,155
Inventories	818	944
Refundable taxes	—	(1,367)
Prepaid expenses and other current assets	(197)	149
Other assets	302	303
Accounts payable	(1,411)	1,558
Other accrued liabilities	555	360
Accrued income and other taxes	92	(151)
Net cash provided by (used for) operating activities of operations	(788)	8,283
Cash flows from investing activities:
Proceeds from disposal of operating assets	48	—
Capital expenditures	(457)	(694)
Other	—	(44)
Net cash used for investing activities of operations	(409)	(738)
Cash flows from financing activities:
Payments on long term debt	(12,223)	(1,284)
Proceeds from revolving credit agreement	29,622	3,700
Repayments of revolving credit agreement	(17,036)	(9,830)
Payment of debt issue costs	(498)	—
Short-term debt borrowings	2,330	757
Short-term debt repayments	(454)	(226)
Net cash provided by (used for) financing activities of operations	1,741	(6,883)
Increase in cash and cash equivalents	544	662
Cash and cash equivalents at the beginning of the period	471	667
Effect of exchange rate changes on cash and cash equivalents	4	8
Cash and cash equivalents at the end of the period	$1,019	$1,337
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(369)	$(409)
Cash paid for income taxes, net	(25)	(162)
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2016 Annual Report on Form 10-K. The year-end consolidated condensed balance sheet data was derived from audited financial statements and disclosures required by accounting principles generally accepted accounting in the United States. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

Certain items previously reported in specific financial statement captions have been reclassified to conform to the fiscal 2017 presentation.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2016 Annual Report on Form 10-K.
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net loss per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended December 31,
	2016	2015
Net loss	$(2,609)	$(2,598)

Weighted-average common shares outstanding (basic)	5,467	5,452
Effect of dilutive securities:
Restricted shares (a)	—	—
Weighted-average common shares outstanding (diluted)	5,467	5,452

Net loss per share – basic:	(0.48)	(0.48)

Net loss per share – diluted:	$(0.48)	$(0.48)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	59	22
(a) Due to a loss for the period, zero restricted shares are included because the effect would be anti-dilutive.

D. Derivative Financial Instruments
The Company entered an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 4 - Debt. The Company accounted for the interest rate swap termination by recording the loss in accumulated other comprehensive loss as of December 31, 2016. The amount incurred in interest expense was nominal. As part of the new debt arrangement on November 9, 2016, the Company entered into a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan. At December 31, 2016, the Company held one interest rate swap agreement with a notional amount of $4,789. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At December 31, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note and its mark-to-market valuation is a $15 liability at December 31, 2016. There was no interest rate swap in place at December 31, 2015.

E. Impact to Recently Issued Accounting Standards
In May 2014, and as subsequently updated (Accounting Standard Update ("ASU") 2016-20 being most recent), the Financial Accounting Standards Board ("FASB") issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on October 1, 2018. The Company has started a bottoms up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has not determined the effect of the standard to its consolidated condensed financial statements.

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating its plans regarding the adoption, but does not feel that this ASU is expected to have a material impact to the consolidated condensed statements.

On October 24, 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements, together with evaluating the adoption date.

2.	Inventories
Inventories consist of:

	December 31, 2016	September 30, 2016
Raw materials and supplies	$6,534	$7,724
Work-in-process	10,147	10,459
Finished goods	10,566	10,313
Total inventories	$27,247	$28,496
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 38% and 44% of the Company’s inventories at December 31, 2016 and September 30, 2016, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,133 and $8,026 higher than reported at December 31, 2016 and September 30, 2016, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2016	September 30, 2016
Foreign currency translation adjustment	$(6,671)	$(5,623)
Retirement plan liability adjustment, net of tax	(6,963)	(7,197)
Interest rate swap agreement adjustment, net of tax	(14)	(30)
Total accumulated other comprehensive loss	$(13,648)	$(12,850)

4.	Debt
Debt consists of:

	December 31, 2016	September 30, 2016
Revolving credit agreement	$25,337	$12,751
Foreign subsidiary borrowings	10,184	9,540
Capital lease obligations	416	153

Term loan	4,789	16,429
Less: unamortized debt issuance cost	(59)	(241)
Term loan less unamortized debt issuance cost	4,730	16,188
Total Debt	40,667	38,632

Less – current maturities	(33,592)	(31,009)
Total long-term debt	$7,075	$7,623
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Amended and Restated Agreement") with its lender. The Amended and Restated Agreement matures on June 25, 2020 and consists of secured loans in an aggregate principal amount of up to $39,871 (the "Credit Facility"). The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The new Term Facility is repayable in monthly installments of $81 beginning December 1, 2016. The terms of Credit Facility contain both a lockbox arrangement and subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Amended and Restated Agreement were used to repay the amounts outstanding under the Company's previous Credit Agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Amended and Restated Agreement, the Company terminated its interest rate swap agreement with the lender, as referenced in Note 1 - D. Derivative Financial Instruments.
Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 4.5% at December 31, 2016 and the term loan has a rate of 4.9% at December 31, 2016, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15%to 0.375% to be incurred on the unused balance.

Under the Company's Amended and Restated Agreement, the Company is subject to certain customary covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and maintain a minimum fixed charge coverage ratio (to start on September 30, 2017). The Company was in compliance with loan covenants as of December 31, 2016.
On June 26, 2015, the Company entered a Credit and Security Agreement (the "2015 Credit Agreement") with its lender. The credit facility was comprised of (i) a five year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduced to $20,000 on January 1, 2016, and (ii) a five-year term loan of $20,000.  Amounts borrowed under the credit facility were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of the Maniago, Italy location and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Agreement.

Foreign subsidiary borrowings
As of December 31, 2016 and September 30, 2016, the total foreign debt borrowings (excluding capital leases) were $10,184 and $9,540, respectively, of which $7,178 and $5,833, respectively is the current portion. Current debt as of December 31, 2016 and September 30, 2016, consist of $4,294 and $3,262 of short-term borrowings, $1,771 and $2,014 is the current portion of long-term debt, and $1,113 and $557 of factoring. Interest rates on the term note are based on Euribor rates which range from 1.0% to

4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. There was $1,113 and $557 of short-term borrowings relating to this agreement at December 31, 2016 and September 30, 2016, respectively, are classified within short-term debt. The carrying value of the receivables pledged as collateral were $1,561 and $1,156 at December 31, 2016 and September 30, 2016.

Future payment schedule
Payments on long-term debt under the Amended and Restated Agreement and foreign subsidiary borrowings (excluding capital lease obligations, see below) for the remainder of this fiscal year and each of the four succeeding fiscal years are as follows:

Minimum long-term debt payments

2017 (January 1 to September 30, 2017)	$2,063
2018	2,168
2019	2,061
2020	3,039
2021	236
Total Minimum long-term debt payments	9,567

Deferred issuance costs
The Company incurred debt issuance costs in connection with its 2015 Credit Agreement in the amount of $724. However, with the Amended and Restated Agreement, the Company incurred an additional $498 of costs and wrote off $241 of debt issuance costs due to debt modification accounting for deferred financing costs as it relates to the term note, which is included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $786 is split between the Term facility and the revolving credit facility. The portion noted above within debt table relates to the Term facility in the amount of $61, net of amortization of $2 at December 31, 2016. The remaining $725 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, which was reclassed from other long-term assets due to the classification of the revolving credit facility noted above, net of amortization of $131 at December 31, 2016.

Capital leases
The Company entered into new capital leases as of December 31, 2016 for equipment. The minimum rental commitments under non-cancelable leases are for the remainder of this fiscal year and each of the succeeding fiscal years are as follows:

Capital Leases
2017 (January 1 to September 30, 2017)	$99
2018	116
2019	98
2020	66
2021	65
Thereafter	15
Total minimum lease payments	$459
Less: Amount representing interest	$(43)
Present value of minimum lease payments	$416

Amortization of the cost of equipment under capital leases is included in depreciation expense. Assets recorded under capital leases consist of the following:

	December 31, 2016	September 30, 2016
Machinery and equipment	$521	$250
Accumulated depreciation	(71)	(60)
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2017 was (14)%, compared with 43% for the same period of fiscal 2016. This decrease is primarily attributable to year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $461 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates that the U.S. statutory tax rate.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2016	2015
Service cost	$78	$70
Interest cost	220	256
Expected return on plan assets	(404)	(408)
Amortization of net loss	216	210
Net periodic cost	$110	$128
During the three months ended December 31, 2016 and 2015, the Company made no contributions to its defined benefit pension plans. The Company does not anticipate making any additional contributions to fund its defined benefit pension plans during the balance of fiscal 2017.

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

In the first three months of fiscal 2017, one award for 5 performance shares under the 2007 Plan vested, of which 1 performance shares was tendered back to the Company to cover payroll costs.
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
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 252 shares that remain available for award at December 31, 2016. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2007 Plan was $158 and $346 during the first three months of fiscal 2017 and 2016, respectively. As of December 31, 2016, there was $603 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 1.5 years.

8.	Commitments and Contingencies
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
The Company is currently a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to accurately calculate and pay hourly and overtime wages; failure to provide meal periods; failure to authorize and permit rest periods; failure to indemnify necessary expenditures; failure to timely pay wages; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, Company has not concluded that a loss is probable, as such an estimate of a loss has not been recorded.

9.	Subsequent Events
The Company informed its workforce at its Orange, California ("Orange") location on January 20, 2017 that it would be terminating approximately 24 individuals in efforts to reduce cost. The employees affected will be offered severance benefits (includes separation pay and outplacement) in exchange for signing a Separation Agreement. The terminated employees must execute the Separation Agreement within 45 days from the termination date, otherwise it expires.  Employee severance expense is not expected to be material to the consolidated condensed financial statements.

The National collective bargaining agreement that applies to the employees at the Maniago, Italy location, expired on December 31, 2015.  Negotiations regarding the agreement were finalized on January 27, 2017.  The new collective bargaining agreement is effective from January 1, 2016 to December 31, 2019.

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
A. Results of Operations
Three Months December 31, 2016 compared with Three Months Ended December 31, 2015

The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

Net Sales
Net sales for the first quarter of fiscal 2017 increased 15.9% to $31.5 million, compared with $27.2 million in the comparable period of fiscal 2016. Net sales comparative information for the first quarter of fiscal 2017 and 2016 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase
Net Sales	2016	2015
Aerospace components for:
Fixed wing aircraft	$14.6	$13.9	$0.7
Rotorcraft	4.9	4.5	0.4
Energy components for power generation units	7.8	7.0	0.8
Commercial product and other revenue	4.2	1.8	2.4
Total	$31.5	$27.2	$4.3
Total net sales for the Company increased $4.3 million in the first quarter of fiscal 2017 compared with the comparable period of fiscal 2016. The increase in sales is largely driven by a $2.5 million increase in the Hellfire II missile program due to the timing of contract placement, which is included in commercial product and other revenue. Energy components for power generation units increased by $0.8 million compared to the prior quarter due to higher volume with two of its primary customers and higher market demand of steam engines at our Maniago location. The increase in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a plant closure, and changes in build demand of SAAB for the Boeing 787. This increase was partially offset by a decrease in build rates of the A380. Rotorcraft sales increased to $4.9 million in the first quarter of fiscal 2017 from $4.5 million in the comparable period of fiscal 2016 due to our customer's recovery from inventory destocking efforts in the first quarter of 2016.
Commercial net sales were 53.6% of total net sales and military net sales were 46.4% of total net sales in the first quarter of fiscal 2017, compared with 62.6% and 37.4%, respectively, in the comparable period in fiscal 2016.  Military net sales increased by $4.4 million to $14.6 million in the first quarter of fiscal 2017, compared with $10.2 million in the comparable period of fiscal 2016, primarily due to the Hellfire II missile program, a customer's buffering plan for a plant closure and recovery from inventory destocking.  Commercial net sales decreased $0.1 million to $16.9 million in the first quarter of fiscal 2017, compared with $17.0 million in the comparable period of fiscal 2016 primarily due to the changes in build rates to the programs mentioned above.

Cost of Goods Sold
Cost of goods sold increased by $2.2 million, or 9.0% to $27.3 million, or 86.8% of net sales, during the first quarter of fiscal 2017, compared with $25.1 million, or 92.2% of net sales, in the comparable period of fiscal 2016. The increase was due primarily to higher volumes as previously mentioned, as well as higher excess and obsolescence charges, $0.3 million, scrap expense, $0.3 million and $0.2 million associated with a voluntary lay-off of employees at the Company’s Maniago location.
Gross Profit
Gross profit increased $2.1 million to $4.2 million during the first quarter of fiscal 2017, compared with $2.1 million in the comparable period of fiscal 2016. Gross margin was 13.2% during the first quarter of fiscal 2017, compared with 7.8% in the comparable period in fiscal 2016. The increase in gross profit was primarily due to higher sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $5.3 million, or 16.8% of net sales, during the first quarter of fiscal 2017, compared with $5.6 million, or 20.7% of net sales, in the comparable period of fiscal 2016. The decrease in selling, general and administrative expenses is primarily due to lower legal and professional fees, $0.5 million, due to higher legal and professional fees in the prior year associated with the late filing of SIFCO’s fiscal 2015 annual report on Form 10-K, lower information technology expenses in the current year, $0.4 million and lower long-term incentive compensation, $0.2 million. These lower costs were partially offset by higher spending, $0.8 million, associated with the expansion of one of the Company’s plant locations.
Amortization of Intangibles
Amortization of intangibles decreased $0.1 million to $0.6 million during the first quarter of fiscal 2017, compared with $0.7 million in the comparable period of fiscal 2016. The decrease was due to the completion of the estimated useful life assigned to a below-market lease and non-compete agreement at one of the Company’s locations.
Other/General
Interest expense was $0.7 million in the first quarter of fiscal 2017, compared with $0.4 million in the same period in fiscal 2016. The increase is primarily due to a $0.2 million write-off of deferred financing costs associated with the Company’s Amended and Restated Agreement with its lender. See Note 4 - Debt - for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first quarter of both fiscal 2017 and 2016:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2016	2015	2016	2015
Revolving credit agreement	4.4%	3.1%	$ 20.3 million	$ 16.6 million
Term note	4.6%	3.1%	$ 9.7 million	$ 19.3 million
Foreign term debt	4.2%	2.6%	$ 10.3 million	$ 13.5 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility in both the first quarter of fiscal 2017 and 2016.
Income Taxes
The Company’s effective tax rate in the first quarter of fiscal 2017 is (14%), compared with 43% in the comparable period in fiscal 2016. This decrease is primarily attributable to a year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $461 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $2.6 million during the first quarter of fiscal 2017 and 2016, respectively.
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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2016	2015
Net loss	$(2,609)	$(2,598)
Adjustments:
Depreciation and amortization expense	2,515	2,778
Interest expense, net	664	399
Income tax expense (benefit)	327	(1,936)
EBITDA	897	(1,357)
Adjustments:
Foreign currency exchange loss, net (1)	4	14
Other income, net (2)	(107)	(107)
(Gain) loss on disposal of operating assets (3)	(6)	2
Inventory purchase accounting adjustments (4)	—	266
Equity compensation expense (5)	158	346
Acquisition transaction-related expenses (6)	—	(90)
LIFO impact (7)	107	34
Orange expansion (8)	953	178
Adjusted EBITDA	$2,006	$(714)

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2007 Long-term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(6)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(7)	Represents the increase in the reserve for inventories for which cost is determined using the last in, first out (“LIFO”) method.

(8)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

B. Liquidity and Capital Resources
Cash and cash equivalents were $1.0 million at December 31, 2016 compared with $0.5 million at September 30, 2016. At December 31, 2016, approximately $0.9 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries.
Operating Activities
The Company’s operating activities from continuing operations used $0.8 million of cash in the first three months of fiscal 2017, compared with $8.3 million of cash provided by operating activities in the first three months of fiscal 2016. The cash used by operating activities from continuing operations in the first three months of fiscal 2017 was primarily due to a net loss of $2.6 million and a net use of working capital of $1.4 million, partially offset by $2.5 million of depreciation and amortization and $0.7 million of other non-cash items, such as equity based compensation and LIFO effect. The cash used for working capital was primarily due to a $1.6 million increase in accounts receivable as a result of higher sales.
The Company’s operating activities from continuing operations provided $8.3 million of cash in the first quarter of fiscal 2016. The cash provided by operating activities from continuing operations in the first three months of fiscal 2016 was primarily due to an $8.0 million reduction of working capital. Cash provided by working capital was primarily due to a $6.2 million decrease in accounts receivable and $1.6 million from extended accounts payable partially offset by the net loss of $2.6 million. The Company also benefited from $2.9 million on non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.
Investing Activities
Cash used for investing activities of operations was $0.4 million in the first quarter of fiscal 2017, compared with $0.7 million in the first quarter of fiscal 2016. In addition to the $0.5 million expended during the first quarter of fiscal 2017, $0.1 million was committed for future capital expense as of December 31, 2016. The Company anticipates that total fiscal 2017 capital expenditures will be within the range of $4.0 million to $4.5 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion of one of the Company’s plant locations.
Financing Activities
Cash provided by financing activities was $1.7 million in the first quarter of fiscal 2017, compared with cash used for financing activities of $6.9 million in the first quarter of fiscal 2016.
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security agreement (“Amended and Restated Agreement”) with its lender. The new Amended and Restated Agreement matures on June 25, 2020 and consists of senior secured loans in the aggregate principal amount of up to $39.9 million (the “Credit Facility”). The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35.0 million, including swing line loans and letters of credit provided by the lender and (ii) senior secured term loan facility in the amount of $4.9 million (the “Term Facility”). The new Term Facility is repayable in monthly installments of $0.1 million which began December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and a subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short term liability. The amounts borrowed under the Amended and Restated Agreement were used to repay the amounts previously outstanding under the Company’s existing Credit Agreement as of September 30, 2016 and for working capital, general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Amended and Restated Agreement, the Company terminated its interest rate swap agreement with the lender. See Note 4 Debt for further discussion.
Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.5% at December 31, 2016 and the term loan has a rate of 4.9% at December 31, 2016, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.

Under the Company's Amended and Restated Agreement, the Company is subject to certain customary covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and maintain a minimum fixed charge coverage ratio (to start on September 30, 2017). The Company was in compliance with loan covenants required to be met as of December 31, 2016.
Prior to the Amended and Restated Agreement, on June 26, 2015, the Company entered a Credit and Security Agreement (the "2015 Credit Agreement") with its lender. The credit facility was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduced to $20.0 million on January 1, 2016, and (ii) a five-year term loan of $20.0 million.  Amounts borrowed under the credit facility were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of the Maniago, Italy location and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the 2015 Credit Agreement.
Cash used for financing activities was $6.9 million in the first quarter of fiscal 2016, compared to $5.4 million of cash provided by financing activities in the first quarter of fiscal 2015.
The Company incurred debt issuance costs in connection with its 2015 Credit Agreement in the amount of $0.7 million. However, with the Amended and Restated agreement, the Company incurred an additional $0.5 million of costs and wrote off $0.2 million of debt issuance costs as it relates to the term note. See Note 4 - Debt for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Amended and Restated Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Amended and Restated Agreement.

D. Impact of Recently Adopted Accounting Standards
In May 2014, and as subsequently updated (Accounting Standards Update ("ASU") 2016-20 being most recent), the Financial Accounting Standards Board ("FASB") issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on October 1, 2018. The Company is planning a bottoms up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has determined the effect of the standard to its consolidated condensed financial statements.

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating its plans regarding the adoption, but does not feel that this ASU is expected to have a material impact to the consolidated condensed statements.

On October 24, 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements together with evaluating the adoption date.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to insure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of December 31, 2016.
In fiscal 2016, the Company identified the following material weaknesses:

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

•	Multiple key controls within financial reporting, inventory, revenue, account reconciliations and cash receipts application process for certain domestic locations were not operating effectively.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company’s Board of Directors are committed to improving the Company’s overall system of internal controls over financial reporting. The Company is in the process of designing and implementing additional controls and improving existing controls to remediate the material weaknesses that existed as of September 30, 2016, as set forth above.
With respect to the approval of manual journal entries, the Company is in process of reviewing alternatives to the automated workflow process to route manual entries to the appropriate approver.
With respect to evaluating the Company’s Maniago business processes, the Company reviewed its key controls and has provided training to the Maniago employees. Additionally, the Company will be reviewing key controls throughout the year. With respect to Maniago’s IT controls, the Company is in process of evaluating changes to its IT environment.
With respect to remediating control deficiencies with the IT control environment, the Company is implementing security and access reviews to ensure they are timely and appropriate and expanding the segregation of duties reviews. The Company is also implementing a periodic review of all system changes in its ERP systems to ensure all changes are properly documented and authorized.
With respect to remediating control deficiencies for financial reporting, inventory, revenue, account reconciliation and cash receipt application, the Company reviewed its key controls and has provided training to its employees. The Company has also upgraded its Finance staff and has implemented enhanced monitoring controls.
The actions that we are taking are subject to ongoing senior management review as well as oversight by the Audit Committee of the Board of Directors. Although we plan to complete this remediation as quickly as possible, we cannot, at this time, estimate how long it will take.
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

Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more complete description of our outstanding material legal proceedings, see Note 9 - Commitments and Contingencies.
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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated December 31, 2014 and incorporated herein by reference
*9.3	Voting Trust Agreement dated January 31, 2017
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

10.5	Change in Control Agreement between the Company and Salvatore Incanno, dated May 11, 2015, filed as Exhibit 10.1 to the Company's Form 8-K dated May 11, 2015, and incorporated herein by reference
10.6	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference
10.7	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference
10.8	Award agreement, dated June 1, 2016, between the SIFCO Industries, Inc. and Salvatore Incanno, filed as Exhibit 10.1 to the Company's Form 8-K dated June 3, 2016, and incorporated herein by reference
10.9	Award agreement between the Company and Peter W. Knapper, granted June 29, 2016, filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 2016, and incorporated herein by reference
10.10
Credit and Security Agreement among KeyBank National Association and SIFCO Industries, Inc. (and subsidiaries) dated June 26, 2015, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 2, 2015 and incorporated herein by reference

Exhibit No.	Description
10.11
First Amendment to Credit and Security Agreement among KeyBank National Association and SIFCO Industries, Inc. (and subsidiaries) dated August 5, 2016 filed as Exhibit 4.1 to the Company’s Form 8-K dated August 10, 2016 and incorporated herein by reference

10.12
Amended and Restated Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company's Form 8-K dated November 15, 2016, and incorporated herein by reference

10.13
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

*10.14	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award
*10.15	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award
*10.16	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the SEC on January 31, 2017, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2016 and 2015, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2016 and 2015, (iii) Consolidated Condensed Balance Sheets at December 31, 2016 and September 30, 2016, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2016 and 2015, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: January 31, 2017	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2017	/s/ Salvatore Incanno
Salvatore Incanno
Chief Financial Officer
(Principal Financial Officer)