Form 10-Q
period 2017-03-31
SIFCO INDUSTRIES INC
filed 2017-05-05
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at March 31, 2017 was 5,598,716.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net sales	$31,302	$29,075	$62,776	$56,237
Cost of goods sold	27,643	25,513	54,948	50,566
Gross profit	3,659	3,562	7,828	5,671
Selling, general and administrative expenses	4,396	3,130	9,699	8,750
Amortization of intangible assets	573	613	1,165	1,328
(Gain) loss on disposal of operating assets	—	30	(6)	32
Operating loss	(1,310)	(211)	(3,030)	(4,439)
Interest income	(16)	(22)	(30)	(32)
Interest expense	541	436	1,219	845
Foreign currency exchange loss, net	12	20	17	34
Other income, net	(107)	(107)	(214)	(214)
Loss from operations before income tax expense (benefit)	(1,740)	(538)	(4,022)	(5,072)
Income tax expense (benefit)	(83)	(239)	244	(2,175)
Net loss	$(1,657)	$(299)	$(4,266)	$(2,897)

Net loss per share
Basic	$(0.30)	$(0.05)	$(0.78)	$(0.53)
Diluted	$(0.30)	$(0.05)	$(0.78)	$(0.53)

Weighted-average number of common shares (basic)	5,479	5,464	5,473	5,458
Weighted-average number of common shares (diluted)	5,479	5,464	5,473	5,458
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(1,657)	$(299)	$(4,266)	$(2,897)
Other comprehensive income (loss):
Foreign currency translation adjustment	245	762	(803)	315
Retirement plan liability adjustment, net of tax	214	210	448	403
Interest rate swap agreement adjustment, net of tax	13	—	29	—
Comprehensive income (loss)	$(1,185)	$673	$(4,592)	$(2,179)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,356	$471
Receivables, net of allowance for doubtful accounts of $423 and $706, respectively	26,190	25,158
Inventories, net	25,449	28,496
Refundable income taxes	1,825	1,773
Prepaid expenses and other current assets	2,207	2,177
Total current assets	57,027	58,075
Property, plant and equipment, net	45,878	48,958
Intangible assets, net	9,801	11,138
Goodwill	11,349	11,748
Other assets	281	538
Total assets	$124,336	$130,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,393	$18,258
Revolving credit agreement	21,573	12,751
Accounts payable	15,418	14,520
Accrued liabilities	5,877	5,234
Total current liabilities	50,261	50,763
Long-term debt, net of current maturities	6,660	7,623
Deferred income taxes	2,836	2,929
Pension liability	8,010	8,341
Other long-term liabilities	465	431
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,599 at March 31, 2017 and 5,525 at September 30, 2016	5,599	5,525
Additional paid-in capital	9,470	9,219
Retained earnings	54,211	58,476
Accumulated other comprehensive loss	(13,176)	(12,850)
Total shareholders’ equity	56,104	60,370
Total liabilities and shareholders’ equity	$124,336	$130,457
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows

(Unaudited, Amounts in thousands)	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,266)	$(2,897)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,939	5,366
Amortization and write-off of debt issuance cost	328	72
(Gain) loss on disposal of operating assets	(6)	32
LIFO expense (benefit)	225	(8)
Share transactions under company stock plan	325	(642)
Purchase price inventory adjustment	—	266
Other long-term liabilities	202	160
Deferred income taxes	32	(642)
Changes in operating assets and liabilities:
Receivables	(1,245)	6,439
Inventories	2,581	(375)
Refundable taxes	(52)	(1,374)
Prepaid expenses and other current assets	322	(317)
Other assets	243	315
Accounts payable	881	4,809
Other accrued liabilities	597	722
Accrued income and other taxes	167	(163)
Net cash provided by operating activities of operations	5,273	11,763
Cash flows from investing activities:
Proceeds from disposal of operating assets	48	—
Capital expenditures	(964)	(1,176)
Net cash used for investing activities of operations	(916)	(1,176)
Cash flows from financing activities:
Payments on long term debt	(12,907)	(2,561)
Proceeds from revolving credit agreement	45,069	19,369
Repayments of revolving credit agreement	(36,247)	(27,536)
Payment of debt issue costs	(498)	—
Short-term debt borrowings	2,330	1,450
Short-term debt repayments	(1,218)	(1,047)
Net cash used for financing activities of operations	(3,471)	(10,325)
Increase in cash and cash equivalents	886	262
Cash and cash equivalents at the beginning of the period	471	667
Effect of exchange rate changes on cash and cash equivalents	(1)	23
Cash and cash equivalents at the end of the period	$1,356	$952
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(790)	$(736)
Cash paid for income taxes, net	(55)	(185)
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2016 Annual Report on Form 10-K. The year-end consolidated condensed balance sheet data was derived from audited financial statements and disclosures required by accounting principles generally accepted accounting in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net loss per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(1,657)	$(299)	$(4,266)	$(2,897)

Weighted-average common shares outstanding (basic)	5,479	5,464	5,473	5,458
Effect of dilutive securities:
Restricted shares (a)	—	—	—	—
Weighted-average common shares outstanding (diluted)	5,479	5,464	5,473	5,458

Net loss per share – basic:	$(0.30)	$(0.05)	(0.78)	(0.53)

Net loss per share – diluted:	$(0.30)	(0.05)	$(0.78)	$(0.53)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	120	17	90	15
(a) Due to a loss for the period, zero restricted shares are included because the effect would be anti-dilutive.

D. Derivative Financial Instruments
The Company entered an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap is designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 4 - Debt. The Company accounted for the interest rate swap termination by recording the loss in accumulated other comprehensive loss as of December 31, 2016. The amount incurred in interest expense was nominal. As part of the new Credit Facility (described further in Note 4 - Debt, below) on November 9, 2016, the Company entered into a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan. At March 31, 2017, the Company held one interest rate swap agreement with a notional amount of $4,546. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At March 31, 2017 and September 30, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note. The mark-to-market valuation was a $2 and $30 liability at March 31, 2017 and September 30, 2016, respectively.

E. Impact of Recently Issued Accounting Standards
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

In March 2016, the FASB issued ASU 2016-09, which makes a number of changes meant to simplify and improve accounting for shared-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and due to the valuation allowance recorded at September 30, 2016 in the U.S., the Company does not expect a material impact from a tax perspective. The Company is still evaluating other non-tax components it may have on its consolidated condensed financial statements.

In October 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements, together with evaluating the adoption date.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company is currently evaluating the potential impact on its consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the following service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for October 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will need to disclose that the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements, together with evaluating the adoption date.

F. Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company performs Step 1 of the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU must be applied prospectively and is effective for any annual and interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt.

2.	Inventories
Inventories consist of:

	March 31, 2017	September 30, 2016
Raw materials and supplies	$5,721	$7,724
Work-in-process	10,122	10,459
Finished goods	9,606	10,313
Total inventories	$25,449	$28,496
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 35% and 44% of the Company’s inventories at March 31, 2017 and September 30, 2016, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,252 and $8,026 higher than reported at March 31, 2017 and September 30, 2016, respectively.

3.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2017	September 30, 2016
Foreign currency translation adjustment	$(6,426)	$(5,623)
Retirement plan liability adjustment, net of tax	(6,748)	(7,197)
Interest rate swap agreement adjustment, net of tax	(2)	(30)
Total accumulated other comprehensive loss	$(13,176)	$(12,850)

4.	Debt
Debt consists of:

	March 31, 2017	September 30, 2016
Revolving credit agreement	$21,573	$12,751
Foreign subsidiary borrowings	9,168	9,540
Capital lease obligations	394	153

Term loan	4,546	16,429
Less: unamortized debt issuance cost	(55)	(241)
Term loan less unamortized debt issuance cost	4,491	16,188
Total Debt	35,626	38,632

Less – current maturities	(28,966)	(31,009)
Total long-term debt	$6,660	$7,623
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Credit Facility") with its Lender. The Credit Facility matures on June 25, 2020 and consists of secured loans in an aggregate principal amount of up to $39,871. The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The new Term Facility is repayable in monthly installments of $81 beginning December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Amended and Restated Agreement were used to repay the amounts outstanding under the Company's previous Credit Agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender, as referenced in Note 1 - D. Derivative Financial Instruments. The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to participating Lender.
Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 4.7% at March 31, 2017 and the term loan has a rate of 5.1% at March 31, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and maintain a minimum fixed charge coverage ratio (to start on September 30, 2017). The Company was in compliance with its loan covenants as of March 31, 2017.
On June 26, 2015, the Company entered a Credit and Security Agreement (the "2015 Credit Agreement") with its Lender. The credit facility was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduced to $20,000 on January 1, 2016, and (ii) a five-year term loan of $20,000.  Amounts borrowed under the credit facility were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of the Maniago, Italy location and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Agreement.

Foreign subsidiary borrowings
As of March 31, 2017 and September 30, 2016, the total foreign debt borrowings (excluding capital leases) were $9,168 and $9,540, respectively, of which $6,322 and $5,833, respectively is the current portion. Current debt as of March 31, 2017 and September 30, 2016, consist of $4,043 and $3,262 of short-term borrowings, $1,575 and $2,014 is the current portion of long-term debt, and $704 and $557 of factoring. Interest rates on the term note are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. There was $704 and $557 of short-term borrowings relating to this agreement at March 31, 2017 and September 30, 2016, respectively, classified within short-term debt. The carrying value of the receivables pledged as collateral were $1,131 and $1,156 at March 31, 2017 and September 30, 2016.

Future payment schedule
Payments on long-term debt under the Credit Facility and foreign subsidiary borrowings (excluding capital lease obligations, see below) for the remainder of this fiscal year and each of the four succeeding fiscal years are as follows:

Minimum long-term debt payments

2017 (April 1 to September 30, 2017)	$1,407
2018	2,188
2019	2,079
2020	3,054
2021	240
Total Minimum long-term debt payments	$8,968

Debt issuance costs
The Company incurred debt issuance costs in connection with its 2015 Credit Agreement in the amount of $724. However, with the Credit Facility, the Company incurred an additional $498 of costs in November 2016 and wrote off $241 of debt issuance costs as of December 31, 2016 due to debt modification accounting for deferred financing costs as it relates to the term note, which is included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $786 is split between the Term facility and the revolving credit facility. The portion noted above within debt table relates to the Term facility in the amount of $61, net of amortization of $6 at March 31, 2017. The remaining $725 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, which was reclassed from other long-term assets due to the classification of the revolving credit facility noted above, net of amortization of $181 at March 31, 2017.

Capital leases
The Company entered into new capital leases for equipment in the first quarter of fiscal 2017 . The minimum rental commitments under non-cancelable leases are for the remainder of this fiscal year and each of the succeeding fiscal years are as follows:

Capital Leases
2017 (April 1 to September 30, 2017)	$58
2018	118
2019	110
2020	66
2021	66
Thereafter	15
Total minimum lease payments	$433
Less: Amount representing interest	$(39)
Present value of minimum lease payments	$394

Amortization of the cost of equipment under capital leases is included in depreciation expense. Assets recorded under capital leases consist of the following:

	March 31, 2017	September 30, 2016
Machinery and equipment	$525	$250
Accumulated depreciation	(98)	(60)
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2017 was (6)%, compared with 43% for the same period of fiscal 2016. This decrease is primarily attributable to year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $461 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates that the U.S. statutory tax rate.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Service cost	$78	$69	$157	$139
Interest cost	220	256	440	512
Expected return on plan assets	(404)	(407)	(809)	(815)
Amortization of net loss	214	210	429	420
Net periodic cost	$108	$128	$217	$256
During the six months ended March 31, 2017 and 2016, the Company made no contributions to its defined benefit pension plans. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain defined benefit plans in fiscal 2017. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate in making additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2017.

7.	Stock-Based Compensation
The Company, with the approval of its shareholders on January 25, 2017, amended and restated its 2007 Long-Term Incentive Plan ("2007 Plan") to the 2016 Long-Term Incentive Plan ("2016 Plan"). The amendment increased the aggregate number of shares that may be awarded under the 2016 Plan to 646 less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 150% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.
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
During the first six months of fiscal 2017, one award for 5 performance shares under the 2007 Plan vested, of which 2 performance shares were tendered back to the Company to cover payroll costs. For the fiscal 2017 award, the Company granted 107 shares under the 2007 Plan to certain key employees. The award was split into two tranches, 69 performance shares and 38 shares of time-based restricted shares, with a grant date fair value of $7.45. The award vests over three years.
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
During the first six months of fiscal 2017, the company granted its non-employee directors 33 restricted shares under the 2016 Plan, with a grant date fair value of $8.05, which vest over one year. One award for 29 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 363 shares that remain available for award at March 31, 2017. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2007 Plan was $345 expense and $464 benefit during the first six months of fiscal 2017 and 2016, respectively and expense of $187 for the second quarter of fiscal 2017 and a benefit of $810 for the second quarter of fiscal 2016. As of March 31, 2017, there was $1,315 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 2.0 years.

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
The Company is currently a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to accurately calculate and pay hourly and overtime wages; failure to provide meal periods; failure to authorize and permit rest periods; failure to indemnify necessary expenditures; failure to timely pay wages; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with generally accepted accounting principles in the United States of America, ("GAAP"), the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, Company has not concluded that a loss is probable, as such an estimate of a loss has not been recorded.
The Company's Cleveland, Ohio location had an Occupational Safety and Health Administration ("OSHA") inspection at the facility on September 1, 2016. This inspection resulted in OSHA issuing citations to the location. Since the inspection, SIFCO has abated or is in the process of abating all issues identified. These findings resulted in penalties to be assessed in the amount of $127 as of March 31, 2017.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for products in the Aerospace and Energy ("A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

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

A. Results of Operations
Six Months Ended March 31, 2017 compared with Six Months Ended March 31, 2016
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.
Net Sales
Net sales for the first six months of fiscal 2017 increased 11.6% to $62.8 million, compared with $56.2 million in the comparable period of fiscal 2016. Net sales comparative information for the first six months of fiscal 2017 and 2016 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$31.5	$29.4	$2.1
Rotorcraft	10.5	9.1	1.4
Energy components for power generation units	16.3	14.5	1.8
Commercial product and other revenue	4.5	3.2	1.3
Total	$62.8	$56.2	$6.6
The increase in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a customer plant closure, and changes in build demand of SAAB for the Boeing 787 and UTAS Troy for the JSF F35. These increases were partially offset by a decline in demand of the 737NG and V2500 programs. Energy components for power generation units increased by $1.8 million compared with the same period last year mainly due to higher market demand of turbine engines at our Maniago location. Rotorcraft sales increased to $10.5 million in the first six months of fiscal 2017 from $9.1 million in the comparable period of fiscal 2016 due to our customer's recovery from inventory destocking efforts in the first six months of 2016. The increase in commercial product and other revenue sales is largely driven by an increase in the Hellfire II missile program due to the timing of orders.
Commercial net sales were 56.6% of total net sales and military net sales were 43.4% of total net sales in the first six months of fiscal 2017, compared with 62.2% and 37.8%, respectively, in the comparable period in fiscal 2016.  Military net sales increased by $6.1 million to $27.3 million in the first six months of fiscal 2017, compared with $21.2 million in the comparable period of fiscal 2016, primarily due to the Hellfire II missile program, a customer's buffering plan for a plant closure and recovery from inventory destocking.  Commercial net sales increased $0.6 million to $35.6 million in the first six months of fiscal 2017, compared with $35.0 million in the comparable period of fiscal 2016 primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold increased by $4.4 million, or 8.7%, to $54.9 million, or 87.5% of net sales, during the first half of fiscal 2017, compared with $50.6 million or 89.9% of net sales, in the comparable period of fiscal 2016. The increase was due primarily to higher volumes as previously mentioned, as well as higher cycle count adjustments, $0.4 million, employee severance charges $0.3 million and lower of cost or market charges, $0.2 million.
Gross Profit
Gross profit increased $2.2 million to $7.8 million during the first six months of fiscal 2017, compared with $5.7 million in the comparable period of fiscal 2016. Gross margin percent of sales was 12.5% during the first six months of fiscal 2017, compared with 10.1% in the comparable period in fiscal 2016. The increase in gross profit was primarily due to higher sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.7 million, or 15.5% of net sales during the first six months of fiscal 2017, compared with $8.8 million, or 15.6% of net sales in the comparable period of fiscal 2016. The increase in selling, general and administrative expenses is primarily due to higher expansion costs related to one of the Company's plant locations, $1.5 million, higher long-term incentive compensation, $0.8 million, higher retention costs of $0.3 million, partially offset by lower legal and professional expense, $1.2 million, associated with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K and lower information technology expenses in the current year, $0.5 million.

Amortization of Intangibles
Amortization of intangibles decreased $0.2 million to $1.1 million during the first six months of fiscal 2017, compared with $1.3 million in the comparable period of fiscal 2016. The decrease was due to the completion of the estimated useful life assigned to a below-market lease and non-compete agreement at one of the Company’s locations in the prior period.
Other/General
Interest expense increased $0.4 million to $1.2 million in the first six months of fiscal 2017, compared with $0.8 million in the same period in fiscal 2016. The increase is primarily due to a $0.2 million write-off of deferred financing costs associated with the Company’s Amended and Restated Agreement with its lender and higher interest expense related to increased borrowing on the Company's revolving credit facility. See Note 4 - Debt - for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2017 and 2016. The Company entered into an interest rate swap as discussed in Note 1 of the notes to the unaudited consolidated condensed statements. The interest rate swap in the prior year was entered into at the end of March 2016:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2017	2016	2017	2016
Revolving credit agreement	4.6%	3.4%	$ 22.7 million	$ 14.6 million
Term note	5.0%	3.3%	$ 7.2 million	$ 18.9 million
Foreign term debt	3.0%	2.5%	$ 9.8 million	$ 12.4 million
Other income, net, consists principally of $0.2 million of rental income earned from the lease of the Company's Cork, Ireland facility in both the first six months of fiscal 2017 and 2016.
Income Taxes
The Company’s effective tax rate in the first six months of fiscal 2017 was (6)%, compared with 43% in the comparable period in fiscal 2016. This decrease is primarily attributable to a year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $461 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $4.3 million during the first six months of fiscal 2017, compared with net loss of $2.9 million in the comparable period of fiscal 2016.  Net loss increased primarily due to the items noted above.
Three Months March 31, 2017 compared with Three Months Ended March 31, 2016

Net Sales
Net sales for the second quarter of fiscal 2017 increased 7.7% to $31.3 million, compared with $29.1 million in the comparable period of fiscal 2016. Net sales comparative information for the second quarter of fiscal 2017 and 2016 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$16.8	$15.5	$1.3
Rotorcraft	5.6	4.6	1.0
Energy components for power generation units	7.8	7.5	0.3
Commercial product and other revenue	1.1	1.5	(0.4)
Total	$31.3	$29.1	$2.2
Total net sales for the Company increased $2.2 million in the second quarter of fiscal 2017 compared with the comparable period of fiscal 2016. The increase in fixed wing aircraft sales is primarily due to changes in build demand of SAAB for the Boeing 787, UTAS Troy for the JSF F35 and Hamilton Sundstrand for military spares. These increases were partially offset by a decline in demand of the 737NG and V2500 programs. Rotorcraft sales increased due to our customer's recovery from inventory destocking efforts in the second quarter of 2016. Energy components for power generation units increased by $0.3 million compared to the same period last year due to higher market demand of turbine engines at our Maniago location. Commercial product and other revenue decreased mainly due to the timing of the orders with the Hellfire II missile program.
Commercial net sales were 59.5% of total net sales and military net sales were 40.5% of total net sales in the second quarter of fiscal 2017, compared with 61.9% and 38.1%, respectively, in the comparable period of fiscal 2016.  Military net sales increased by $1.6 million to $12.7 million in the second quarter of fiscal 2017, compared with $11.1 million in the comparable period of fiscal 2016, primarily due to the change in build rates for the JSF F35, spares and a customer's buffering plan for a plant closure and recovery from inventory destocking.  Commercial net sales increased $0.6 million to $18.6 million in the second quarter of fiscal 2017, compared with $18.0 million in the comparable period of fiscal 2016 primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold increased by $2.1 million, or 8.3% to $27.6 million, or 88.3% of net sales, during the second quarter of fiscal 2017, compared with $25.5 million or 87.7% of net sales, in the comparable period of fiscal 2016. The increase was due primarily to higher volumes as previously mentioned, as well as inventory cycle count adjustments, $0.2 million, lower of cost or market charges of $0.2 million and employee severance costs of $0.1 million, partially offset by lower excess and obsolescence charges, $0.3 million, as a result of the Company’s efforts to reduce inventory.
Gross Profit
Gross profit increased $0.1 million to $3.7 million during the second quarter of fiscal 2017, compared with $3.6 million in the comparable period of fiscal 2016. Gross margin was 11.7% during the second quarter of fiscal 2017, compared with 12.3% in the comparable period in fiscal 2016. The increase in gross profit was primarily due to higher sales volume, partially offset by inventory adjustments and severance costs as mentioned above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.4 million, or 14.0% of net sales, during the second quarter of fiscal 2017, compared with $3.1 million, or 10.8% of net sales, in the comparable period of fiscal 2016. The increase in selling, general and administrative expenses is primarily due to higher long-term incentive compensation of $1.0 million, higher spending associated with the expansion of one of the Company’s plant locations, $0.7 million, partially offset by lower legal and professional fees of $0.5 million, associated with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K.
Amortization of Intangibles
Amortization of intangibles was $0.6 million during the second quarter of fiscal 2017 and fiscal 2016.
Other/General
Interest expense was $0.5 million in the second quarter of fiscal 2017, compared with $0.4 million in the same period in fiscal 2016.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarter of both fiscal 2017 and 2016:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2017	2016	2017	2016
Revolving credit agreement	4.8%	3.6%	$ 25.0 million	$ 12.6 million
Term note	5.8%	3.4%	$ 4.6 million	$ 18.6 million
Foreign term debt	3.7%	2.3%	$ 9.3 million	$ 12.4 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility in both the second quarter of fiscal 2017 and 2016.
Income Taxes
The Company’s effective tax rate in the second quarter of fiscal 2017 is 5%, compared with 44% in the comparable period in fiscal 2016. This decrease is primarily attributable to a U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 primarily related to an increase in U.S. federal tax credits applied against forecasted domestic results in fiscal 2016 due to tax effects of legislation enacted during fiscal 2016. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the

Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $1.7 million during the second quarter of fiscal 2017, compared with net loss of $0.3 million in the comparable period of fiscal 2016. Net loss increased primarily due to the items noted above.
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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss	$(1,657)	$(299)	$(4,266)	$(2,897)
Adjustments:
Depreciation and amortization expense	2,424	2,588	4,939	5,366
Interest expense, net	525	414	1,189	813
Income tax expense (benefit)	(83)	(239)	244	(2,175)
EBITDA	1,209	2,464	2,106	1,107
Adjustments:
Foreign currency exchange loss, net (1)	12	20	17	34
Other income, net (2)	(107)	(107)	(214)	(214)
(Gain) loss on disposal of operating assets (3)	—	30	(6)	32
Inventory purchase accounting adjustments (4)	—	—	—	266
Equity compensation expense (5)	187	(810)	345	(464)
Acquisition transaction-related expenses (6)	—	(5)	—	(94)
LIFO impact (7)	118	(41)	225	(8)
Orange expansion (8)	931	210	1,883	387
Executive search (9)	—	224	—	224
Adjusted EBITDA	$2,350	$1,985	$4,356	$1,270

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2007 Long-Term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(6)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(7)	Represents the increase in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(8)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(9)	Represents cost incurred for executive search as mentioned in its Form 8-K filing on March 18, 2016.

B. Liquidity and Capital Resources
Cash and cash equivalents were $1.4 million at March 31, 2017 compared with $0.5 million at September 30, 2016. At March 31, 2017, approximately $0.9 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries.
Operating Activities
The Company’s operating activities from operations provided $5.3 million of cash in the first six months of fiscal 2017, compared with $11.8 million of cash provided by operating activities in the first six months of fiscal 2016. The cash provided by operating activities from operations in the first six months of fiscal 2017 was primarily due to depreciation and amortization of $4.9 million, a net source of working capital of $3.5 million, and $1.1 million of other non-cash items, such as equity based compensation and LIFO effect, partially offset by net loss of $4.3 million. The cash provided for working capital was primarily due to a $2.6 million decrease in inventory as a result of management's focus on inventory management.
The Company’s operating activities from operations provided $11.8 million of cash in the first six months of fiscal 2016. The cash provided by operating activities from continuing operations in the first six months of fiscal 2016 was primarily due to a $10.1 million reduction of working capital. Cash provided by working capital was primarily due to a $6.4 million decrease in accounts receivable and $4.8 million from extended accounts payable partially offset by the net loss of $2.9 million. The Company also benefited from $4.6 million on non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.
Investing Activities
Cash used for investing activities of operations was $0.9 million in the first six months of fiscal 2017, compared with $1.2 million in the first six months of fiscal 2016. In addition to the $0.9 million expended during the first six months of fiscal 2017, $0.3 million was committed for future capital expense as of March 31, 2017. The Company anticipates that total fiscal 2017 capital expenditures will be within the range of $2.0 million to $2.5 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion of one of the Company’s plant locations.
Financing Activities
Cash used by financing activities was $3.5 million in the first six months of fiscal 2017, compared with cash used for financing activities of $10.3 million in the first six months of fiscal 2016.
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security agreement (“Credit Facility”) with its Lender. The new Credit Facility matures on June 25, 2020 and consists of senior secured loans in the aggregate principal amount of up to $39.9 million. The Credit Facility is comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35.0 million, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4.9 million (the “Term Facility”). The new Term Facility is repayable in monthly installments of $0.1 million which began December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and a subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short term liability. The amounts borrowed under the Credit Facility were used to repay the amounts previously outstanding under the Company’s existing Credit Agreement as of September 30, 2016 and for working capital, general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender. See Note 4 - Debt - for further discussion. The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned portion of its Credit Facility to another participating Lender.
Borrowings will bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.7% at March 31, 2017 and the term loan has a rate of 5.1% at March 31, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and maintaining a minimum fixed charge coverage ratio (to start on September 30, 2017). In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.
The Company was in compliance with loan covenants required to be met as of March 31, 2017.
Prior to the new Credit Facility, on June 26, 2015, the Company entered a Credit and Security Agreement (the "2015 Credit Agreement") with its Lender. The credit facility was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduced to $20.0 million on January 1, 2016, and (ii) a five-year term loan of $20.0 million.  Amounts borrowed under the credit facility were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of the Maniago, Italy location and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the 2015 Credit Agreement.
The Company incurred debt issuance costs in connection with its 2015 Credit Agreement in the amount of $0.7 million. However, with the Credit Facility, the Company incurred an additional $0.5 million of costs and wrote off $0.2 million of debt issuance costs as it relates to the term note. See Note 4 - Debt - for further discussion.

Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Amended and Restated Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Facility.

C. Impact of Recently Issued Accounting Standards
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

In March 2016, the FASB issued ASU 2016-09, which makes a number of changes meant to simplify and improve accounting for shared-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and due to the valuation allowance recorded at September 30, 2016 in the U.S., the Company does not expect a material impact from a tax perspective. The Company is still evaluating other non-tax components it may have on its consolidated condensed financial statements.

In October 2016, the FASB issued ASU 2016-16, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements together with evaluating the adoption date.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company is currently evaluating the potential impact on its consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for October 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company will need to disclose that the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements, together with evaluating the adoption date.

D. Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company performs Step 1 of the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU must be applied prospectively and is effective for any annual and interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company has elected to early adopt.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.
The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of March 31, 2017.
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
With respect to evaluating the Company’s Maniago business processes, the Company reviewed its key controls and has provided training to the Maniago employees. Additionally, the Company will be reviewing key controls throughout the year. With respect to Maniago’s IT controls, the Company is in the process of evaluating changes to its IT environment, but does not expect to completely remediate its Maniago IT controls this fiscal year.
With respect to remediating control deficiencies with the IT control environment, the Company is implementing security and access reviews to ensure they are timely and appropriate and expanding the segregation of duties reviews. The Company is also implementing a periodic review of all system changes in its ERP systems to ensure all changes are properly documented and authorized. The Company is making progress, but does not expect to completely remediate its IT control deficiencies in the current fiscal year.

With respect to remediating control deficiencies for financial reporting, inventory, revenue, account reconciliation and cash receipt application, the Company reviewed its key controls and has provided training to its employees. In fiscal 2017, the Company has also upgraded its Finance staff and has implemented enhanced monitoring controls.
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
Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more complete description of our outstanding material legal proceedings, see Note 8 - Commitments and Contingencies.
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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated December 31, 2012 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated December 31, 2014 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated December 31, 2016 and incorporated herein by reference
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
10.10
Amended and Restated Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company's Form 8-K dated November 15, 2016, and incorporated herein by reference

*10.11
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee.

10.12
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.13	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.14	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.15	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.17 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on May 5, 2017, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2017 and 2016, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at March 31, 2017 and September 30, 2016, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2017 and 2016, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 5, 2017	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ Salvatore Incanno
Salvatore Incanno
Chief Financial Officer
(Principal Financial Officer)