Form 10-Q
period 2017-06-30
SIFCO INDUSTRIES INC
filed 2017-08-09
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at June 30, 2017 was 5,595,779.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net sales	$30,167	$31,004	$92,942	$87,240
Cost of goods sold	26,599	28,009	81,546	78,574
Gross profit	3,568	2,995	11,396	8,666
Selling, general and administrative expenses	3,918	4,157	13,617	12,907
Asset impairment	4,366	—	4,366	—
Amortization of intangible assets	579	633	1,744	1,961
(Gain) loss on disposal of operating assets	3	—	(3)	32
Operating loss	(5,298)	(1,795)	(8,328)	(6,234)
Interest income	(12)	(9)	(42)	(41)
Interest expense	464	428	1,682	1,273
Foreign currency exchange loss (gain), net	(6)	(8)	11	27
Other income, net	(110)	(107)	(324)	(322)
Loss from operations before income tax expense (benefit)	(5,634)	(2,099)	(9,655)	(7,171)
Income tax expense (benefit)	568	(1,049)	812	(3,224)
Net loss	$(6,202)	$(1,050)	$(10,467)	$(3,947)

Net loss per share
Basic	$(1.13)	$(0.19)	$(1.91)	$(0.72)
Diluted	$(1.13)	$(0.19)	$(1.91)	$(0.72)

Weighted-average number of common shares (basic)	5,499	5,466	5,480	5,460
Weighted-average number of common shares (diluted)	5,499	5,466	5,480	5,460
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,202)	$(1,050)	$(10,467)	$(3,947)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,132	(443)	329	(128)
Retirement plan liability adjustment, net of tax	217	134	665	390
Interest rate swap agreement adjustment, net of tax	(1)	(50)	30	(50)
Comprehensive loss	$(4,854)	$(1,409)	$(9,443)	$(3,735)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,099	$471
Receivables, net of allowance for doubtful accounts of $328 and $706, respectively	26,408	25,158
Inventories, net	23,798	28,496
Refundable income taxes	319	1,773
Prepaid expenses and other current assets	1,863	2,177
Assets held for sale	1,447	—
Total current assets	54,934	58,075
Property, plant and equipment, net	42,219	48,958
Intangible assets, net	7,131	11,138
Goodwill	11,874	11,748
Other assets	284	538
Total assets	$116,442	$130,457
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,545	$18,258
Revolving credit agreement	20,387	12,751
Accounts payable	14,048	14,520
Accrued liabilities	5,325	5,234
Total current liabilities	47,305	50,763
Long-term debt, net of current maturities	6,241	7,623
Deferred income taxes	3,144	2,929
Pension liability	7,917	8,341
Other long-term liabilities	458	431
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,596 at June 30, 2017 and 5,525 at September 30, 2016	5,596	5,525
Additional paid-in capital	9,598	9,219
Retained earnings	48,009	58,476
Accumulated other comprehensive loss	(11,826)	(12,850)
Total shareholders’ equity	51,377	60,370
Total liabilities and shareholders’ equity	$116,442	$130,457
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,467)	$(3,947)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,526	8,021
Amortization and write-off of debt issuance cost	382	109
(Gain) loss on disposal of operating assets	(3)	32
Asset impairment	4,366	—
LIFO expense (benefit)	204	(144)
Share transactions under company stock plan	450	(406)
Purchase price inventory adjustment	—	266
Other	—	(101)
Other long-term liabilities	295	201
Deferred income taxes	185	619
Changes in operating assets and liabilities:
Receivables	(1,062)	6,660
Inventories	4,595	(1,555)
Refundable taxes	1,455	(91)
Prepaid expenses and other current assets	626	(268)
Other assets	255	32
Accounts payable	(1,172)	2,534
Other accrued liabilities	(500)	(79)
Accrued income and other taxes	542	(508)
Net cash provided by operating activities	7,677	11,375
Cash flows from investing activities:
Acquisition of business	—	270
Proceeds from disposal of operating assets	70	—
Capital expenditures	(1,598)	(2,034)
Net cash used for investing activities	(1,528)	(1,764)
Cash flows from financing activities:
Payments on long term debt	(13,659)	(3,866)
Proceeds from revolving credit agreement	63,628	35,533
Repayments of revolving credit agreement	(55,992)	(40,320)
Payment of debt issue costs	(498)	—
Short-term debt borrowings	2,649	1,904
Short-term debt repayments	(1,650)	(2,728)
Net cash used for financing activities	(5,522)	(9,477)
Increase in cash and cash equivalents	627	134
Cash and cash equivalents at the beginning of the period	471	667
Effect of exchange rate changes on cash and cash equivalents	1	18
Cash and cash equivalents at the end of the period	$1,099	$819
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(1,224)	$(1,059)
Cash refund for income taxes, net	1,425	2,885
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
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2016 Annual Report on Form 10-K, with the exception of the following:

Restructuring Costs
On May 31, 2017, the Company approved the decision to close its Alliance, Ohio ("Alliance") manufacturing plant as disclosed in the June 1, 2017 Form 8-K, as amended on July 17, 2017. The closure is a result of decreased sales from a key customer, which led to the reduction in sales volumes at this location. This closure falls in line with management's key strategic initiatives to make organizational and operational changes needed to improve profitability. Orders after September 30, 2017 will be processed and manufactured by its Cleveland, Ohio ("Cleveland") location. Alliance will continue to manufacture products through September 30, 2017. As a result of the announcement of the decision to close Alliance, $4,430 non-cash costs were incurred, of which $4,366 relates to asset impairment discussed below and $64 accelerated depreciation of assets due to useful lives been reassessed as of June 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs and accelerated depreciation costs totaling approximately $413.

Asset Impairment
The announcement of the decision to close Alliance resulted in a triggering event, requiring an interim impairment analysis to be performed by the Company. In accordance with Accounting Standard Codification ("ASC") 360 and ASC 350, the Company performed an interim impairment test of Alliance's goodwill and an impairment test of Alliance's long-lived assets.

As required by ASC 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company used May 31, 2017 as the triggering date to evaluate the carrying values and test for recoverability of the Alliance machinery and equipment, customer list and trade name. The fair value of the assets was estimated using Level 2 and Level 3 inputs based on the orderly liquidation value as determined by a third party appraisal (a decision to sell has not been determined) and undiscounted cash flows. As a result of the analysis, the Company recorded an asset impairment charge at Alliance of $4,366, which is labeled as asset impairment in the consolidated condensed statement of operations; $2,077 of the total impairment charge related to machinery and equipment and the remaining $2,289 related to intangible assets.

As noted above, the announcement of the decision to close Alliance and the transfer of future orders to the Cleveland plant resulted in the re-allocation of goodwill from the Alliance reporting unit to the Cleveland reporting unit. This triggering event requires an interim impairment test to be performed at the Cleveland reporting unit as of May 31, 2017 as required by ASC 350. The carrying value of the reporting unit, inclusive of assigned goodwill, was compared to its fair value using the market and income approach to estimate the fair value of this reporting unit.  Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, prospective financial information, growth rates, terminal value and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. When performing the income and market approach for the reporting unit, SIFCO incorporated the use of projected financial information and a discount rate that was developed using market participant based assumptions.  The cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth.  The selected discount rate considers the risk and nature of the reporting unit's cash flows and ratios of return that market participants would require to invest their capital in our plant.

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
Based on this quantitative test, we determined that the fair value (using Level 3 inputs) of this reporting unit exceeded the carrying value; as such there was no goodwill impairment.

Asset Held for Sale
As noted within the Company's 2016 Form 10-K, the Company's Irish subsidiary sold its operating business in June 2007, but retained ownership of its Cork, Ireland building. This property is subject to a lease arrangement with the acquirer of the business that expires in June 2027. At June 30, 2017, the Company has a formal plan to sell the Irish building which represents the assets held for sale in the consolidated condensed balance sheets. The Company expects to sell this asset within the next 12 months.
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, zero restricted shares are included because the effect would be anti-dilutive. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,202)	$(1,050)	$(10,467)	$(3,947)

Weighted-average common shares outstanding (basic)	5,499	5,466	5,480	5,460
Effect of dilutive securities:
Restricted shares	—	—	—	—
Weighted-average common shares outstanding (diluted)	5,499	5,466	5,480	5,460

Net loss per share – basic:	$(1.13)	$(0.19)	(1.91)	(0.72)

Net loss per share – diluted:	$(1.13)	(0.19)	$(1.91)	$(0.72)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	98	38	93	23

D. Derivative Financial Instruments
The Company entered an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap was designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 4 - Debt. The Company accounted for the interest rate swap termination by recording the loss in accumulated other comprehensive loss as of December 31, 2016. The amount incurred in interest expense was nominal. As part of the new Credit Facility (described further in Note 5 - Debt, below) on November 9, 2016, the Company entered a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan. At June 30, 2017, the Company held one interest rate swap agreement with a notional amount of $4,302. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At June 30, 2017 and September 30, 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note. The mark-to-market valuation was nominal and $30 liability at June 30, 2017 and September 30, 2016, respectively.

E. Impact of Recently Issued Accounting Standards
In May 2014, and as subsequently updated (Accounting Standard Update ("ASU") 2016-20 being most recent), the Financial Accounting Standards Board ("FASB") issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on its consolidated condensed financial statements.

In March 2016, the FASB issued ASU 2016-09, which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and due to the valuation allowance recorded at June 30, 2017 and September 30, 2016 in the U.S., the Company does not expect a material impact from a tax perspective. The Company is still evaluating other non-tax components it may have on its consolidated condensed financial statements.

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

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating its plans regarding the adoption, but does not believe that this ASU would have a material impact to the consolidated condensed statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company does not expect the adoption of this ASU to have a material impact on its consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the following service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for October 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements and it does not plan to early adopt the ASU.

In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s consolidated condensed financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

F. Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company performs Step 1 of the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU must be applied prospectively and is effective for any annual and interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard in its second quarter of fiscal 2017.

2.	Inventories
Inventories consist of:

	June 30, 2017	September 30, 2016
Raw materials and supplies	$6,580	$7,724
Work-in-process	8,826	10,459
Finished goods	8,392	10,313
Total inventories	$23,798	$28,496
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 36% and 44% of the Company’s inventories at June 30, 2017 and September 30, 2016, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,231 and $8,026 higher than reported at June 30, 2017 and September 30, 2016, respectively.

3.	Intangibles

The Company’s intangible assets by major asset class subject to amortization as of:

June 30, 2017	Weighted Average Life,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$2,776	$1,496	$310	$3	$973
Non-compete agreement	5 years	1,600	1,579	—	—	21
Technology asset	5 years	1,869	643	—	7	1,233
Customer relationships	10 years	15,568	8,701	1,979	16	4,904
Total intangible assets		$21,813	$12,419	$2,289	$26	$7,131

September 30, 2016
Intangible assets:
Trade name	8 years	$2,776	$1,240	$—	$9	$1,545
Non-compete agreement	5 years	1,600	1,547	—	—	53
Below market lease	5 years	900	900	—	—	—
Technology asset	5 years	1,869	389	—	37	1,517
Customer relationships	10 years	15,568	7,571	—	26	8,023
Total intangible assets		$22,713	$11,647	$—	$72	$11,138

The amortization expense on identifiable intangible assets for the nine months ended fiscal 2017 and 2016 was $1,744 and $1,961, respectively and $579 and $633 for the three months ended 2017 and 2016, respectively.

Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2017 (July 1 to September 30, 2017)	$416
Fiscal year 2018	1,660
Fiscal year 2019	1,643
Fiscal year 2020	1,503
Fiscal year 2021	1,004

See Note 1 for further discussion on asset impairment charges incurred as of June 30, 2017 due to the approval for the decision to close Alliance.
4.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2017	September 30, 2016
Foreign currency translation adjustment	$(5,295)	$(5,623)
Retirement plan liability adjustment, net of tax	(6,531)	(7,197)
Interest rate swap agreement adjustment, net of tax	—	(30)
Total accumulated other comprehensive loss	$(11,826)	$(12,850)
5.    Debt
Debt consists of:

	June 30, 2017	September 30, 2016
Revolving credit agreement	$20,387	$12,751
Foreign subsidiary borrowings	9,158	9,540
Capital lease obligations	377	153

Term loan	4,302	16,429
Less: unamortized debt issuance cost	(51)	(241)
Term loan less unamortized debt issuance cost	4,251	16,188
Total debt	34,173	38,632

Less – current maturities	(27,932)	(31,009)
Total long-term debt	$6,241	$7,623
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Credit Facility") with its Lender. The Credit Facility matures on June 25, 2020 and consisted of secured loans in an aggregate principal amount of up to $39,871. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The new Term Facility is repayable in monthly installments of $81, which commenced December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Amended and Restated Agreement were used to repay the amounts outstanding under the Company's 2015 Credit Agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender, as referenced in Note 1 - D. Derivative Financial Instruments. The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to a participating Lender.
Borrowings bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 4.6% at June 30, 2017 and the term loan has a rate of 5.3% at June 30, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio to commence on September 30, 2017. On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 1 Asset Held for Sale to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. The Second Amendment, as described above, waived compliance requirements with its loan covenants as of June 30, 2017.
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

Foreign subsidiary borrowings
As of June 30, 2017 and September 30, 2016, the total foreign debt borrowings (excluding capital leases) were $9,158 and $9,540, respectively, of which $6,481 and $5,833, respectively is the current portion. Current debt as of June 30, 2017 and September 30, 2016, consist of $3,856 and $3,262 of short-term borrowings, $1,483 and $2,014 is the current portion of long-term debt, and $1,142 and $557 of factoring. Interest rates on the term note are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. The carrying value of the receivables pledged as collateral were $1,790 and $1,156 at June 30, 2017 and September 30, 2016.

Future payment schedule
Payments on long-term debt under the Credit Facility and foreign subsidiary borrowings (excluding capital lease obligations, see below) for the remainder of this fiscal year and each of the four succeeding fiscal years are as follows:

Minimum long-term debt payments

2017 (July 1 to September 30, 2017)	$671
2018	2,269
2019	2,153
2020	3,117
2021	256
Total minimum long-term debt payments	$8,466

Debt issuance costs
The Company incurred debt issuance costs related to its 2015 Credit Agreement in the amount of $724. However, with the Credit Facility, the Company incurred an additional $498 of costs in November 2016 and wrote off $241 of debt issuance costs as of December 31, 2016 due to debt modification accounting for deferred financing costs as it relates to the term note, which is included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $786 is split between the Term Facility and the revolving credit facility. The portion noted above within debt table relates to the Term Facility in the amount of $61, net of amortization of $10 at June 30, 2017. The remaining $725 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, which was reclassed from other long-term assets due to the classification of the revolving credit facility noted above, net of amortization of $232 at June 30, 2017.

Capital leases
The Company entered into new capital leases for equipment in the first quarter of fiscal 2017. The minimum rental commitments under non-cancelable leases are for the remainder of this fiscal year and each of the succeeding fiscal years are as follows:

Capital Leases
2017 (July 1 to September 30, 2017)	$27
2018	123
2019	113
2020	66
2021	66
Thereafter	15
Total minimum lease payments	$410
Less: Amount representing interest	$(33)
Present value of minimum lease payments	$377

Amortization of the cost of equipment under capital leases is included in depreciation expense. Assets recorded under capital leases consist of the following:

	June 30, 2017	September 30, 2016
Machinery and equipment	$541	$250
Accumulated depreciation	(131)	(60)
6.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its continuing operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2017 was (10)%, compared with 45% for the same period of fiscal 2016. This decrease is primarily attributable to year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $568 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates that the U.S. statutory tax rate.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Service cost	$78	$69	$235	$209
Interest cost	221	256	662	767
Expected return on plan assets	(404)	(407)	(1,211)	(1,222)
Amortization of net loss	215	210	646	630
Net periodic cost	$110	$128	$332	$384
During the nine months ended June 30, 2017 and 2016, the Company made no contributions to its defined benefit pension plans. The Company has carryover balances from previous periods that have been available for use as a credit to reduce the amount of contributions that the Company is required to make to certain defined benefit plans in fiscal 2017. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2017.

8.	Stock-Based Compensation
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
During the first nine months of fiscal 2017, one award for 10 performance shares under the 2007 Plan vested, of which 4 performance shares were tendered back to the Company to cover payroll taxes. For the fiscal 2017 award, the Company granted 107 shares under the 2007 Plan to certain key employees. The award was split into two tranches, 69 performance shares and 38 shares of time-based restricted shares, with a grant date fair value of $7.45. The award vests over three years. 24 performance shares and 7 restricted shares were forfeited.
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
During the first nine months of fiscal 2017, the Company granted its non-employee directors 33 restricted shares under the 2016 Plan, with a grant date fair value of $8.05, which vest over one year. One award for 29 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 391 shares that remain available for award at June 30, 2017. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2007 Plan was $484 expense and $236 benefit during the first nine months of fiscal 2017 and 2016, respectively and expense of $139 and $228 for the third quarter of fiscal 2017 and 2016, respectively. As of June 30, 2017, there was $962 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2007 Plan. The Company expects to recognize this cost over the next 1.8 years.

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
The Company is currently a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to accurately calculate and pay hourly and overtime wages; failure to provide meal periods; failure to authorize and permit rest periods; failure to indemnify necessary expenditures; failure to timely pay wages; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with generally accepted accounting principles in the United States of America, ("GAAP"), the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not concluded that a loss is probable, as such an estimate of a loss has not been recorded.
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

10.	Subsequent Events
On August 4, 2017, the Company entered into its Second Amendment with its lender. See Note 5 Debt for further discussion on the Second Amendment.
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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. In June 2017, the Company announced the decision to close the Alliance, Ohio ("Alliance") location. The closure is a result of decreased sales from a key customer. This closure falls in line with management's key strategic initiatives to make organizational and operational changes needed to improve profitability. Orders after September 30, 2017 will be processed and manufactured by its Cleveland, Ohio ("Cleveland") location. Alliance will continue to manufacture product through September 30, 2017. As a result of the announcement of the decision to close Alliance, $4.5 million of non-cash costs were incurred, of which $4.4 million relates to asset impairment discussed below within the nine months and three months sections and $0.1 million accelerated depreciation of assets due to useful lives being reassessed as of June 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs and accelerated depreciation costs totaling approximately $0.4 million.

Nine Months Ended June 30, 2017 compared with Nine Months Ended June 30, 2016

Net Sales
Net sales for the first nine months of fiscal 2017 increased 6.5% to $92.9 million, compared with $87.2 million in the comparable period of fiscal 2016. Net sales comparative information for the first nine months of fiscal 2017 and 2016 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/(Decrease)
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$43.9	$45.8	$(1.9)
Rotorcraft	15.2	13.9	1.3
Energy components for power generation units	26.0	23.1	2.9
Commercial product and other revenue	7.8	4.4	3.4
Total	$92.9	$87.2	$5.7
The increase in commercial product and other revenue sales is largely driven by an increase in the Hellfire II missile program due to the timing of orders. Energy components for power generation units increased by $2.9 million compared with the same period last year mainly due to higher market demand of turbine engine components at our Maniago location partially offset by lower demand of our largest customer at the Alliance location. Rotorcraft sales increased to $15.2 million in the first nine months of fiscal 2017 from $13.9 million in the comparable period of fiscal 2016 due to a customer's inventory destocking efforts which impacted fiscal 2016. The decrease in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a customer plant closure, and a decline in demand of the 737NG, 777 and V2500 programs.
Commercial net sales were 59.3% of total net sales and military net sales were 40.7% of total net sales in the first nine months of fiscal 2017, compared with 62.4% and 37.6%, respectively, in the comparable period in fiscal 2016.  Military net sales increased by $5.0 million to $37.8 million in the first nine months of fiscal 2017, compared with $32.8 million in the comparable period of fiscal 2016, primarily due to the Hellfire II missile program, a customer's buffering plan for a plant closure and a destocking program which impacted the fiscal 2016 period.  Commercial net sales increased $0.7 million to $55.1 million in the first nine months of fiscal 2017, compared with $54.4 million in the comparable period of fiscal 2016 primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold increased by $3.0 million, or 3.8%, to $81.5 million, or 87.7% of net sales, during the first nine months of fiscal 2017, compared with $78.6 million or 90.1% of net sales, in the comparable period of fiscal 2016. The increase was due primarily to higher volumes as previously mentioned, $0.4 million increase in scrap expense and $0.3 million in employee severance charges.

Gross Profit
Gross profit increased $2.7 million to $11.4 million during the first nine months of fiscal 2017, compared with $8.7 million in the comparable period of fiscal 2016. Gross margin percent of sales was 12.3% during the first nine months of fiscal 2017, compared with 9.9% in the comparable period in fiscal 2016. The increase in gross profit was primarily due to higher sales volume partially offset by higher scrap expense and employee severance charges.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $13.6 million, or 14.7% of net sales during the first nine months of fiscal 2017, compared with $12.9 million, or 14.8% of net sales in the comparable period of fiscal 2016. The increase in selling, general and administrative expenses is primarily due to $1.4 million in higher expansion costs related to one of the Company's plant locations, $0.7 million in higher long-term incentive compensation, and higher retention costs of $0.2 million, partially offset by lower legal and professional expense, $1.2 million, due to higher expenses in fiscal 2016 with the late filing of SIFCO's fiscal 2015 annual report on Form 10-K and lower information technology expenses in the current year, $0.6 million.
Amortization of Intangibles and Asset Impairment of Long-lived Assets
Amortization of intangibles decreased $0.2 million to $1.7 million during the first nine months of fiscal 2017, compared with $2.0 million in the comparable period of fiscal 2016. The decrease was due to the completion of the estimated useful life assigned to a below-market lease and non-compete agreement at one of the Company’s locations in the prior period.

There were asset impairment charges of long-lived assets of $4.4 million during the first nine months of fiscal 2017, $2.1 million relates to machinery and equipment and $2.3 million relates to definite-lived intangible assets. As further discussed in Note 1, the Company announced the decision to close Alliance during the quarter, which resulted in the impairment of these assets.
Other/General
Interest expense increased $0.4 million to $1.7 million in the first nine months of fiscal 2017, compared with $1.3 million in the same period in fiscal 2016. The increase is primarily due to a $0.2 million write-off of deferred financing costs associated with the Company’s Amended and Restated Agreement with its lender and higher interest expense related to increased borrowing on the Company's revolving credit facility. See Note 5 - Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2017 and 2016. The Company entered into an interest rate swap as discussed in Note 1 of the notes to the unaudited consolidated condensed statements. The interest rate swap in the prior year was entered into at the end of March 2016:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2017	2016	2017	2016
Revolving credit agreement	4.6%	3.7%	$ 21.7 million	$ 14.1 million
Term note	5.0%	3.5%	$ 6.3 million	$ 18.6 million
Foreign term debt	2.9%	2.5%	$ 9.6 million	$ 12.4 million
Other income, net, consists principally of $0.3 million of rental income earned from the lease of the Company's Cork, Ireland facility in both the first nine months of fiscal 2017 and 2016. See Note 1 - Summary of Significant Accounting Policies for further discussion on Irish building being classified as asset held for sale at June 30, 2017.
Income Taxes
The Company’s effective tax rate in the first nine months of fiscal 2017 was (10)%, compared with 45% in the comparable period in fiscal 2016. This decrease is primarily attributable to a year-to-date U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 driven by discrete tax benefits of $568 primarily related to tax legislation enacted during the first quarter of fiscal 2016, applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $10.5 million during the first nine months of fiscal 2017, compared with net loss of $3.9 million in the comparable period of fiscal 2016.  Net loss increased primarily due to the asset impairment charges, plant expansion costs, tax expense of $0.8 million due to a full valuation allowance compared with a tax benefit of $3.2 million and the items noted above.

Three Months June 30, 2017 compared with Three Months Ended June 30, 2016

Net Sales
Net sales for the third quarter of fiscal 2017 decreased 2.7% to $30.2 million, compared with $31.0 million in the comparable period of fiscal 2016. Net sales comparative information for the third quarter of fiscal 2017 and 2016 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$12.3	$16.4	$(4.1)
Rotorcraft	4.7	4.8	(0.1)
Energy components for power generation units	10.4	8.6	1.8
Commercial product and other revenue	2.8	1.2	1.6
Total	$30.2	$31.0	$(0.8)
Total net sales for the Company decreased $0.8 million in the third quarter of fiscal 2017 compared with the comparable period of fiscal 2016. The decrease in fixed wing aircraft sales is primarily due to Rolls Royce AE engine procurement timing, availability of raw material which caused a gap in production and a decline in demand of the 737NG and 777 programs. Energy components for power generation units increased by $1.8 million compared to the same period last year due to higher market demand of turbine engine components at our Maniago location partially offset by lower demand of our largest customer in Alliance. Commercial product and other revenue increased mainly due to the timing of the orders with the Hellfire II missile program.
Commercial net sales were 65.1% of total net sales and military net sales were 34.9% of total net sales in the third quarter of fiscal 2017, compared with 60.9% and 39.1%, respectively, in the comparable period of fiscal 2016.  Military net sales decreased by $1.6 million to $10.5 million in the third quarter of fiscal 2017, compared with $12.1 million in the comparable period of fiscal 2016, primarily due to Rolls Royce AE engine procurement timing partially offset by timing of orders with the Hellfire II.  Commercial net sales increased $0.8 million to $19.7 million in the third quarter of fiscal 2017, compared with $18.9 million in the comparable period of fiscal 2016 primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold decreased by $1.4 million, or 5.0% to $26.6 million, or 88.2% of net sales, during the third quarter of fiscal 2017, compared with $28.0 million or 90.3% of net sales, in the comparable period of fiscal 2016. The decrease was due primarily to lower volumes as previously mentioned.
Gross Profit
Gross profit increased $0.6 million to $3.6 million during the third quarter of fiscal 2017, compared with $3.0 million in the comparable period of fiscal 2016. Gross margin was 11.8% during the third quarter of fiscal 2017, compared with 9.7% in the comparable period in fiscal 2016. The increase in gross profit was primarily due to product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.9 million, or 13.0% of net sales, during the third quarter of fiscal 2017, compared with $4.2 million, or 13.4% of net sales, in the comparable period of fiscal 2016. The decrease in selling, general and administrative expenses is primarily due to $0.1 million in lower long-term incentive compensation, $0.1 million of lower legal and professional fees and $0.1 million lower in information technology expenses.
Amortization of Intangibles and Asset Impairment of Long-lived Assets
Amortization of intangibles was $0.6 million during the third quarter of fiscal 2017 and fiscal 2016.

There were asset impairment charges of long-lived assets of $4.4 million during the third quarter of fiscal 2017, $2.1 million relates to machinery and equipment and $2.3 million relates to definite-lived intangible assets. As further discussed in Note 1, the Company announced the decision to close Alliance during the quarter, which resulted in the impairment of these assets.
Other/General
Interest expense was $0.4 million in the third quarter of fiscal 2017 and fiscal 2016.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarter of both fiscal 2017 and 2016:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2017	2016	2017	2016
Revolving credit agreement	4.8%	4.4%	$ 19.8 million	$ 13.4 million
Term note	5.8%	3.9%	$ 4.6 million	$ 17.9 million
Foreign term debt	2.8%	2.5%	$ 9.1 million	$ 11.2 million
Other income, net, consists principally of $0.1 million of rental income earned from the lease of the Company's Cork, Ireland facility in both the third quarter of fiscal 2017 and 2016. See Note 1 - Summary of Significant Accounting Policies for further discussion on Irish building being classified as asset held for sale at June 30, 2017.
Income Taxes
The Company’s effective tax rate in the third quarter of fiscal 2017 is (8)%, compared with 50% in the comparable period in fiscal 2016. This decrease is primarily attributable to a U.S. loss with no tax benefit due to a valuation allowance in fiscal 2017. Additionally, in fiscal 2016, the effective tax rate was higher in comparison to fiscal 2017 primarily related to an increase in U.S. federal tax credits applied against forecasted domestic results in fiscal 2016 due to tax effects of legislation enacted during fiscal 2016 and a discrete tax benefit recorded during the third quarter of fiscal 2016 related to a reduction in the reserve for uncertain tax positions. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $6.2 million during the third quarter of fiscal 2017, compared with net loss of $1.0 million in the comparable period of fiscal 2016. Net loss increased primarily due to the asset impairment incurred in the third quarter.
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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(6,202)	$(1,050)	$(10,467)	$(3,947)
Adjustments:
Depreciation and amortization expense	2,587	2,655	7,526	8,021
Interest expense, net	452	419	1,640	1,232
Income tax expense (benefit)	568	(1,049)	812	(3,224)
EBITDA	(2,595)	975	(489)	2,082
Adjustments:
Foreign currency exchange loss, net (1)	(6)	(8)	11	27
Other income, net (2)	(110)	(107)	(324)	(322)
(Gain) loss on disposal of operating assets (3)	3	—	(3)	32
Inventory purchase accounting adjustments (4)	—	—	—	266
Equity compensation (5)	139	227	484	(236)
Acquisition transaction-related expenses (6)	—	—	—	(94)
LIFO impact (7)	(21)	(136)	204	(144)
Orange expansion (8)	288	388	2,171	775
Impairment of long-lived assets (9)	4,366	—	4,366	—
Executive search (10)	—	—	—	223
Adjusted EBITDA	$2,064	$1,339	$6,420	$2,609

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2007 Long-Term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(6)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services costs, and executive travel that are required to be expensed as incurred.

(7)	Represents the increase in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(8)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(9)	Represents impairment charge of long-lived assets incurred at Alliance. See Note 1 within Item 1 of the consolidated condensed financial statements for further discussion.

(10)	Represents cost incurred for executive search as mentioned in its Form 8-K filing on March 18, 2016.

B. Liquidity and Capital Resources
Cash and cash equivalents were $1.1 million at June 30, 2017 compared with $0.5 million at September 30, 2016. At June 30, 2017, approximately $0.7 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries.
Operating Activities
The Company’s operating activities from operations provided $7.7 million of cash in the first nine months of fiscal 2017, compared with $11.4 million of cash provided by operating activities in the first nine months of fiscal 2016. The cash provided by operating activities in the first nine months of fiscal 2017 was primarily due to depreciation and amortization of $7.5 million, asset impairment of $4.4 million, a net reduction of working capital of $4.7 million, and $1.5 million of other non-cash items, such as equity based compensation and LIFO effect, partially offset by net loss of $10.5 million. The cash provided for working capital was primarily due to a $4.6 million decrease in inventory as a result of management's focus on inventory management.

The Company’s operating activities provided $11.4 million of cash in the first nine months of fiscal 2016.  The cash provided by operating activities from operations in the first nine months of fiscal 2016 was primarily due to a $3.9 million net loss offset by a $6.7 million reduction of working capital plus non-cash items.  Cash provided by working capital is primarily due to a $6.7 million decrease in accounts receivable due to timing of sales and collections from customers and $2.5 million from extended accounts payable terms partially offset by a $1.6 million increase in inventories. The Company benefited from $8.6 million of non-cash items, such as depreciation and amortization expense, LIFO effect and equity-based compensation expense.
Investing Activities
Cash used for investing activities of operations was $1.5 million in the first nine months of fiscal 2017, compared with $1.8 million in the first nine months of fiscal 2016. In addition to the $1.6 million expended during the first nine months of fiscal 2017, $0.3 million was committed for future capital expense as of June 30, 2017. The Company anticipates that total fiscal 2017 capital expenditures will be within the range of $2.2 million to $2.5 million and will relate principally to the further enhancement of production and product offering capabilities, operating cost reductions and expansion of one of the Company’s plant locations.
Financing Activities
Cash used by financing activities was $5.5 million in the first nine months of fiscal 2017, compared with cash used for financing activities of $9.5 million in the first nine months of fiscal 2016.
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security agreement (“Credit Facility”) with its Lender. The new Credit Facility matures on June 25, 2020 and consisted of senior secured loans in the aggregate principal amount of up to $39.9 million. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35.0 million, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4.9 million (the “Term Facility”). The new Term Facility is repayable in monthly installments of $0.1 million which began December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and a subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short term liability. The amounts borrowed under the Credit Facility were used to repay the amounts previously outstanding under the Company’s existing Credit Agreement as of September 30, 2016 and for working capital, general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender. See Note 5 - Debt for further discussion. The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned portion of its Credit Facility to another participating Lender.
Borrowings bears interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Amended and Restated Agreement. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.6% at June 30, 2017 and the term loan has a rate of 5.3% at June 30, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio to commence on September 30, 2017. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 1 Asset Held for Sale to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. The Second Amendment, as described above, waived compliance requirements with its loan covenants as of June 30, 2017.
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
The Company incurred debt issuance costs related to its 2015 Credit Agreement in the amount of $0.7 million. However, with the Credit Facility, the Company incurred an additional $0.5 million of costs and wrote off $0.2 million of debt issuance costs as it relates to the term note. See Note 5 - Debt for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Amended and Restated Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Facility.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2016 have not materially changed since that report was filed, with the exception of the following:

Restructuring Costs
On May 31, 2017, the Company approved the decision to close Alliance as disclosed in the June 1, 2017 Form 8-K, as amended on July 17, 2017. The closure is a result of decreased sales from a key customer. This closure falls in line with management's key strategic initiatives to make organizational and operational changes needed to improve profitability. Orders after September 30, 2017 will be processed and manufactured by Cleveland. Alliance will continue to manufacture products through September 30, 2017. As a result of the announcement of the decision to close Alliance, $4,430 non-cash costs were incurred, of which $4,366 relates to asset impairment discussed below and $64 accelerated depreciation of assets due to useful lives been reassessed as of June 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs and accelerated depreciation costs totaling approximately $413.

Asset Impairment
The announcement of the decision to close Alliance resulted in a triggering event, requiring an interim impairment analysis to be performed by the Company. In accordance with Accounting Standard Codification ("ASC") 360 and ASC 350, the Company performed an interim impairment test of Alliance's goodwill and an impairment test of Alliance's long-lived assets.

As required by ASC 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company used May 31, 2017 as the triggering date to evaluate the carrying values and test for recoverability of the Alliance machinery and equipment, customer list and trade name. The fair value of the assets was estimated using Level 2 and Level 3 inputs based on the orderly liquidation value as determined by a third party appraisal (a decision to sell has not been determined) and undiscounted cash flows. As a result of the analysis, the Company recorded an asset impairment charge at Alliance of $4,366, which is labeled as asset impairment in the consolidated condensed statement of operations; $2,077 of the total impairment charge related to machinery and equipment and the remaining $2,289 related to intangible assets.

As noted above, the announcement of the decision to close Alliance and the transfer of future orders to the Cleveland resulted in the re-allocation of goodwill from the Alliance reporting unit to the Cleveland reporting unit. This triggering event requires an interim impairment test to be performed at the Cleveland reporting unit as of May 31, 2017 as required by ASC 350.  The carrying value of the reporting unit, inclusive of assigned goodwill, was compared to their respective fair value using the market and income approach to estimate the fair value of this reporting unit.  Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, prospective financial information, growth rates, terminal value and discount rates and requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. When performing the income and market approach for the reporting unit, SIFCO incorporated the use of projected financial information and a discount rate that was developed using market participant based assumptions.  The cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth.  The selected discount rate considers the risk and nature of the reporting unit's cash flows and ratios of return that market participants would require to invest their capital in our plant.

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
Based on this quantitative test, we determined that the fair value (using Level 3 inputs) of this reporting unit exceeded the carrying value; as such there was no goodwill impairment.

Asset Held for Sale
As noted within the Company's 2016 Form 10-K, the Company's Irish subsidiary sold its operating business in June 2007, but retained ownership of its Cork, Ireland building. This property is subject to a lease arrangement with the acquirer of the business that expires in June 2027. At June 30, 2017, the Company has a formal plan to sell the Irish building which represents the assets held for sale in the consolidated condensed balance sheets. The company expects to sell this asset within the next 12 months.

D. Impact of Recently Issued Accounting Standards
In May 2014, and as subsequently updated (Accounting Standards Update ("ASU") 2016-20 being most recent), the Financial Accounting Standards Board ("FASB") issued new accounting guidance that creates a single revenue recognition model, while clarifying the principles for recognizing revenue. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue stream. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on its consolidated condensed financial statements.

In March 2016, the FASB issued ASU 2016-09, which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and due to the valuation allowance recorded at June 30, 2017 and September 30, 2016 in the U.S., the Company does not expect a material impact from a tax perspective. The Company is still evaluating other non-tax components it may have on its consolidated condensed financial statements.

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

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating its plans regarding the adoption, but does not feel that this ASU would have a material impact to the consolidated condensed statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which clarified existing guidance on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted and the guidance is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted as of the beginning of the annual reporting period in which the ASU was issued. The Company does not expect the adoption of this ASU to have a material impact on its consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for October 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated condensed financial statements and it does not plan to early adopt the ASU.

In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s consolidated condensed financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

E. Recently Adopted Accounting Standards
In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company performs Step 1 of the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU must be applied prospectively and is effective for any annual and interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard in its second quarter of fiscal 2017.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weakness related to our control environment existed as of June 30, 2017.
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
The control environment deficiency described above could have resulted in a failure to prevent or detect a material misstatement in our financial statements due to the omission of information or inappropriate conclusions regarding information required to be recorded, processed, summarized, and reported in the Company’s SEC reports. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weaknesses:

•	Implement a query to review potential unapproved manual entries.

•	Continue to evaluate the Company’s Maniago key business processes and IT general controls. The Company does not expect to have these controls at Maniago fully remediated this fiscal year.

•
Implement security and access reviews to ensure they are timely and appropriate, and expanding the segregation of duties review. The Company is making progress, but does not expect to completely remediate its IT control deficiencies in the current fiscal year.

•
The Company reviewed its key controls and has provided training to its employees with respect to remediating control deficiencies for financial reporting, inventory, revenue, account reconciliation and cash receipt application. In fiscal 2017, the Company has also upgraded its Finance staff and implemented enhanced monitoring controls.

We continue to review and make necessary changes to our internal control environment, as well as policies and procedures, to improve the overall effectiveness of internal control over financial reporting. Although we expect to make meaningful progress in our remediation plan during 2017, we cannot estimate how long it will take to complete the process or the costs of actions required. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

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
Part II. Other Information
Items 1A, 3, and 4 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
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
Item 5. Other Information
On August 4, 2017, the Company entered into the Second Amendment Agreement to its Credit Facility, as further described under Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – B. Liquidity and Capital Resources of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Second Amendment is included as Exhibit 10.16 to this Quarterly Report on Form 10-Q.

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
10.10
Amended and Restated Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company's Form 8-K dated November 15, 2016, and incorporated herein by reference

10.11
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.12
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

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
*10.16
Second Amendment to the Amended and Restated Credit and Security Agreement, dated August 4, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 9, 2017, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2017 and 2016, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at June 30, 2017 and September 30, 2016, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2017 and 2016, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 9, 2017	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	/s/ Thomas R. Kubera
Thomas R. Kubera
Interim Chief Financial Officer
(Principal Financial Officer)