Form 10-K
period 2017-09-30
SIFCO INDUSTRIES INC
filed 2017-12-20
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _____________________

Commission file number 1-5978

SIFCO Industries, Inc.
(Exact name of registrant as specified in its charter)

Ohio	34-0553950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
970 East 64th Street, Cleveland Ohio	44103
(Address of principal executive offices)	(Zip Code)
(216) 881-8600
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
Common Shares, $1 Par Value	NYSE American
(Title of each class)	(Name of each exchange on which registered)
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
large accelerated filer [ ] accelerated filer [ ] non-accelerated filer [ ] smaller reporting company [ X ] emerging growth company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $23,542,755.

The number of the Registrant’s Common Shares outstanding at October 31, 2017 was 5,595,779.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2018 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2017

PART I

Item 1. Business

A.	The Company
SIFCO Industries, Inc. ("SIFCO," "Company," "we" or "our"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

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
1. SIFCO

Operations
SIFCO is a manufacturer of forgings for the A&E markets. We provide our customers with envelope and precision forgings, rough, and machined components, as well as sub-assemblies. SIFCO services both original equipment manufacturers ("OEM") and aftermarket customers with products that range in size from approximately 2 to 1,200 pounds. The Company's strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability.

SIFCO's strategic vision is to have a revenue balance comprised of military, commercial aerospace, and power generation. In fiscal 2017, commercial and military revenues accounted for 59.9% and 40.1% of revenues, respectively, compared with 60.9% in commercial revenues and 39.1% in military revenues in fiscal 2016. The Company has also expanded its capabilities to be a supplier of forged and machined components, consisting primarily of aluminum, steel, high temperature alloys and titanium.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Alliance, Ohio ("Alliance"); Orange, California ("Orange"); and Maniago, Italy ("Maniago"). The Company closed Alliance in October 2017.

The Company's success is not dependent on patents, trademarks, licenses or franchises.
SIFCO generally has multiple sources for its raw materials, which consist primarily of high quality metals essential to its business. Suppliers of such materials are located principally in North America and Europe. SIFCO generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. SIFCO's operations are AS 9100C and/or ISO 9001:2000 certified and the Company also holds multiple NADCAP certifications and site approvals from key OEM customers.

Products
SIFCO’s products are made primarily of steel, stainless steel, nickel alloy, titanium and aluminum and SIFCO's product offerings include: OEM and aftermarket components for aircraft and industrial gas turbine engines; steam turbine blades; structural airframe components; aircraft landing gear components; aircraft wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO also provides heat-treatment, surface-treatment, non-destructive testing and select machining and sub-assembly of forged components.

Industry
The performance of the domestic and international air transport industry and the energy industry, as well as government defense spending, directly and significantly impacts the performance of SIFCO.

•
SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. A continued increase in passenger travel demand will drive backlog for new aircraft. Demand for more fuel-efficient aircraft, particularly the Boeing 737Max, 787, 777X and the Airbus A320/A321neo and A350, remains strong with both companies reporting healthy backlogs.

•
SIFCO also supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. While the defense budget in the United States has decreased in recent years, certain programs in which the Company participates has been favorable and are expected to continue to increase.

•
SIFCO supplies new and spare components to the energy industry, particularly the industrial gas and steam turbine markets. The industrial gas and steam turbine markets have experienced a downturn in demand for new units in the near term. The overall market is forecasting to be flat to potentially down due to green technology alternatives gaining greater market share. SIFCO has positioned itself to support OEM production in a more limited role, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.

Competition
SIFCO competes with numerous companies, approximately fifteen of which are known by SIFCO, and some of which are non-U.S. based companies.  Many of these companies focus within the A&E markets. While there has been some consolidation in the forging industry, SIFCO believes there is limited opportunity to increase prices, other than for the pass-through of raw material price increases and value added services. SIFCO believes that it has an advantage in the primary markets it serves due to: (i) demonstrated A&E expertise; (ii) focusing on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) offering a broad range of capabilities. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO. As customers establish new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its markets by (i) acquiring additional forging and machining operations; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries and who are willing to pay a premium for quality and service.

Customers
During fiscal 2017, SIFCO had three customers, consisting of various business units of Boeing, United Technologies Corporation and Siemens, which accounted for 13%, 11% and 11%, respectively, of consolidated net sales. The net sales to these three customers, and to their direct subcontractors, accounted for 35% of consolidated net sales in fiscal 2017. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 10, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2017 decreased to $76.0 million, compared with $92.5 million as of September 30, 2016. Orders for delivery scheduled within the upcoming fiscal year decreased to $70.4 million compared with $84.3 million scheduled in fiscal 2017. Orders may be subject to modification or cancellation by the customer with limited charges. The decrease in total backlog as of September 30, 2017 compared with the previous year is primarily attributable to loss of sales from the closure of Alliance (completed in October 2017) and timing of long-term agreement negotiations. Backlog information may not be indicative of future sales.

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
The number of SIFCO employees decreased from approximately 607 at the beginning of fiscal 2017 to approximately 491 employees at the end of fiscal 2017. The decrease in employee headcount is due to both the closure of Alliance and headcount rationalizations at Cleveland, Orange and Maniago. The Company is a party to collective bargaining agreements with certain employees located at the Cleveland (expires in May 2020) and Alliance (agreement ceased on October 26, 2017 due to closure of Alliance) plants. The Maniago location is party to the National Collective Agreement in metal working (expires in December 2019).

E.	Non-U.S. Operations
The Company's products are distributed in the U.S. as well as non-U.S. markets.

Financial information about the Company's U.S. and non-U.S. operations is set forth in Note 10, Business Information, of the consolidated financial statements.

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2017 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) an owned 450,000 square foot facility located in Alliance, Ohio, (iii) leased facilities aggregating approximately 70,000 square feet located in Orange, California after the expansion and consolidation, and (iv) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy. As of September 30, 2017, the Alliance building is classified as an asset held for sale.

The Company also leased space in its Colorado Springs facility which expired at December 31, 2016 and was not renewed.

•
The Company owns a building located in Cork, Ireland (59,000 square feet) that is subject to a long-term lease arrangement with the acquirer of the Repair Group’s industrial turbine engine component repair business that was sold in June 2007. As of September 30, 2017, the building is classified as asset held for sale.

Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more complete description of our outstanding material legal proceedings, see Note 9, Commitments and Contingencies, of the consolidated financial statements.

Executive Officers of the Registrant

Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.

•	Peter W. Knapper - President and Chief Executive Officer

•	Thomas R. Kubera - Interim Chief Financial Officer (July 1, 2017 to present).

Name	Age	Title and Business Experience
Peter W. Knapper	56
President and Chief Executive Officer since June 2016. Prior to his appointment, Mr. Knapper worked for the TECT Corporation from 2007 to 2016, and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper, served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	58
Interim Chief Financial Officer since July 2017 since the departure of the Company's former Chief Financial Officer. Mr. Kubera has been Corporate Controller and Chief Accounting Officer since May 2014. Mr. Kubera served as interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs Inc. (previously known as Cliffs Natural Resources), Inc. from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF”. The following table sets forth, for the periods indicated, the high and low sales price for the Company’s Common Shares.

	Years Ended September 30,
	2017		2016
	High	Low	High	Low
First Quarter	$11.75	$7.05	$13.20	$9.50
Second Quarter	9.80	7.15	10.08	7.58
Third Quarter	8.75	6.40	11.00	9.09
Fourth Quarter	7.19	5.50	9.96	6.29

Dividends and Shares Outstanding

The Company did not declare a cash dividend during fiscal 2017 or fiscal 2016. The Company will continue to evaluate the payment of such dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its business. The Company’s ability to declare or pay cash dividends is limited by its credit agreement covenants. At October 31, 2017, there were approximately 447 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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

A.         Results of Operations
Overview
In June 2017, the Company announced the decision to close its Alliance facility and consolidate its sales due to decreased sales from a key customer and consolidate operations to Cleveland to improve utilization and reduce fixed costs. This closure falls in line with management's key strategic initiatives to make organizational and operational changes needed to improve profitability. Orders after September 30, 2017 are being processed and manufactured at Cleveland. Alliance continued to manufacture product through September 30, 2017 and the closure was completed in October 2017. As a result of the decision to close Alliance, $5.1 million of non-cash costs were incurred, of which $4.8 million relates to asset impairment discussed below and $0.3 million of accelerated depreciation of assets as of September 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 of approximately $0.2 million, of which a nominal amount was paid by September 30, 2017 and the remainder is expected to be paid in the first quarter of fiscal 2018. Certain machinery and equipment and the land and building were classified as assets held for sale as of September 30, 2017.

The Ireland building located in Cork, Ireland is classified as an asset held for sale as of September 30, 2017. A contract with a buyer has been signed subsequent to September 30, 2017 as further discussed in Note 12, Subsequent Events, of the consolidated financial statements.

Fiscal Year 2017 Compared with Fiscal Year 2016

Net Sales
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for fiscal 2017 and 2016, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$58.3	$63.0	$(4.7)
Rotorcraft	19.7	18.5	1.2
Energy components for power generation units	34.1	29.2	4.9
Commercial product and other revenue	9.4	8.4	1.0
Total	$121.5	$119.1	$2.4

Net sales in fiscal 2017 increased 2.0%, or $2.4 million to $121.5 million, compared with $119.1 million in fiscal 2016. Energy components for power generation units increased by $4.9 million compared with the same period last year mainly due to higher market demand of turbine engine components at our Maniago location partially offset by lower demand from our largest customer at the Alliance location. Rotorcraft sales increased to $19.7 million in fiscal 2017 from $18.5 million in the comparable period of fiscal 2016 due to a customer's inventory destocking efforts which impacted fiscal 2016. The increase in commercial product and other revenue sales is largely driven by an increase in the Hellfire II missile program and the timing of of related orders. The decrease in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a customer plant closure, and a decline in demand of the 737NG, 777 and V2500 programs.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 59.9% of total net sales and military net sales were 40.1% of total net sales in fiscal 2017, compared with 60.9% and 39.1%, respectively, in the comparable period in fiscal 2016. Commercial net sales increased $0.3 million to $72.8 million in fiscal 2017, compared to $72.5 million in fiscal 2016. Military net sales increased $2.1 million to $48.7 million in fiscal 2017, compared to $46.6 million in fiscal 2016 primarily due to an increase in the Hellfire II missile program, partially off-set by a decrease to a customer's buffering plan for a plant closure and a destocking program which impacted the fiscal 2016 period.
Cost of Goods Sold
Cost of goods sold increased by $1.1 million, or 1.0%, to $108.1 million, or 89.0% of net sales, during fiscal 2017, compared with $107.0 million or 89.9% of net sales in the comparable period of fiscal 2016. The increase was due primarily to higher volumes as previously mentioned, $0.5 million increase in excess and obsolescence charges and $0.5 million in employee severance charges.
Gross Profit
Gross profit increased by $1.3 million, or 10.6%, to $13.4 million during fiscal 2017, compared with $12.1 million in fiscal 2016. Gross margin percent of sales was 11.0% during fiscal 2017, compared with 10.1% in fiscal 2016. The increase in gross profit was primarily due to higher sales volume offset partially by higher excess and obsolescence charges of $0.5 million and $0.5 million in employee severance charges.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $17.8 million, or 14.6% of net sales, during fiscal 2017, compared to $17.4 million, or 14.6% of net sales, in fiscal 2016. The increase in selling, general and administrative expenses is primarily due to $0.9 million in higher long-term equity compensation in fiscal 2017 as compared to an expense reversal in fiscal 2016, $0.8 million in higher expansion costs related to one of the Company's plant locations, $0.3 million in higher depreciation expense associated with the accelerated depreciation of software used at Alliance, partially offset by lower legal and professional expense of $1.2 million due to higher expenses in fiscal 2016 associated with the late filing of of SIFCO's fiscal 2015 annual report on Form 10-K and $0.6 million lower information technology expenses in fiscal 2017.

Amortization of Intangibles and Goodwill Impairment
Amortization of intangibles decreased $0.4 million to $2.2 million during fiscal 2017, compared with $2.6 million in the comparable period of fiscal 2016. The decrease was due to the completion of the estimated useful life assigned to the below market leases and non-compete agreement at one of the Company's locations in the prior period.
There were asset impairment charges of long-lived assets of $5.0 million during fiscal 2017, of which $2.7 million related to machinery and equipment and $2.3 million related to definite-lived intangible assets. As further discussed in Note 1, Summary of Account Policies, of the consolidated financial statements, the Company's announcement of the Alliance closure resulted in the above impairment charges.
After performing its annual goodwill impairment test in the fourth quarter of fiscal 2016, it was determined that $4.2 million of goodwill associated with the Orange, California reporting unit was impaired as the carrying value of the reporting unit exceeded its fair value. This is further referenced in Note 3, Goodwill and Intangible Assets, of the consolidated financial statements.
Other/General
Interest expense increased to $2.2 million during fiscal 2017, compared with $1.7 million in fiscal 2016. The increase is primarily due to a $0.3 million write-off of deferred financing costs associated with the Company’s Amended and Restated Credit and Security Agreement and Second Amendment with its lender in November 2016 and its Second Amendment in August 2017 and higher interest expense related to a higher interest rate on the Company's revolving credit facility. See Note 5, Debt, of the consolidated financial statements for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2017 and 2016:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2017	2016	2017	2016
Revolving credit agreement	4.8%	3.9%	$ 21.2 million	$ 14.0 million
Term note	5.3%	3.8%	$ 5.8 million	$ 18.2 million
Foreign term debt	2.8%	2.5%	$ 9.3 million	$ 11.7 million

Other income, (net) was $0.6 million during fiscal 2017, compared with $0.4 million in the comparable period of fiscal 2016. The amount principally consists of rental income earned from the lease of the Cork, Ireland facility for both fiscal 2017 and 2016.
The Company believes that inflation did not materially affect its results of operations in either fiscal 2017 or 2016 and does not expect inflation to be a significant factor in fiscal 2018.
Income Taxes
The Company’s effective tax rate in fiscal 2017 was (8)%, compared with 15% in fiscal 2016. This change is primarily attributed to jurisdictional mix of income with an increase in the U.S. loss in fiscal year 2017 compared with fiscal year 2016 where no associated tax benefit can be realized in either year due to the valuation allowance.
The effective tax rate differs from the U.S. federal statutory rate in fiscal 2017 due primarily to current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate. In fiscal 2016, the effective tax rate differed from the U.S. federal statutory rate due primarily to (i) the establishment of a valuation allowance in the U.S., and (ii) current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance.
Net Loss
Net loss was $14.2 million during fiscal 2017, compared with net loss of $11.3 million in fiscal 2016. Results decreased primarily due to increased excess and obsolescence and severance charges, impairment charges, higher interest expense incurred and lower income tax benefits as noted above.
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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2017	2016
Net loss	$(14,209)	$(11,335)
Adjustments:
Depreciation and amortization expense	9,988	10,766
Interest expense, net	2,152	1,664
Income tax expense (benefit)	1,069	(1,998)
EBITDA	(1,000)	(903)
Adjustments:
Foreign currency exchange loss, net (1)	47	33
Other income, net (2)	(593)	(429)
(Gain)/loss on disposal of operating assets (3)	(3)	31
Inventory purchase accounting adjustments (4)	—	266
Equity compensation expense (income) (5)	404	(474)
Pension settlement/curtailment (benefit) expense (6)	(48)	223
Acquisition transaction-related expenses (7)	—	(94)
LIFO impact (8)	293	(482)
Orange expansion (9)	2,170	1,419
Executive search (10)	—	223
Asset impairment charges (11)	4,960	4,164
Adjusted EBITDA	$6,230	$3,977

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company’s books.

(4)	Represents accounting adjustments to value inventory at fair market value associated with the acquisition of a business that was charged to cost of goods sold when the inventory was sold.

(5)
Represents the equity-based compensation benefit and expense recognized by the Company under its 2016 and 2007 Long-term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(6)	Represents expense (benefit) incurred by a defined benefit pension plan related to settlement of pension obligations.

(7)	Represents transaction-related costs such as legal, financial, tax due diligence expenses, valuation services, costs, and executive travel that are required to be expensed as incurred.

(8)	Represents the increase (decrease) in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

(9)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(10)	Represents costs incurred for executive search fees as mentioned in its Form 8-K filing on March 18, 2016.

(11)
Represents long-lived and definite-lived intangible asset impairment from the Alliance reporting unit in fiscal 2017 and goodwill impairment charge incurred at the Orange reporting unit in fiscal 2016. See Note 1, Summary of Significant Accounting Policies - Asset Impairment, and Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further discussion.

B.        Liquidity and Capital Resources
Cash and cash equivalents increased to $1.4 million at September 30, 2017 compared with $0.5 million at September 30, 2016. The increase is primarily due to the receipt of rental income from its Ireland location and timing of cash receipts between years. At September 30, 2017 and 2016, approximately $0.9 million and $0.3 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities from continuing operations provided $12.0 million of cash in fiscal 2017, compared with $12.3 million in fiscal 2016.  The cash provided by operating activities in fiscal 2017 was due to $9.4 million of cash generated through working capital management, $16.8 million of non-cash items such as depreciation and amortization expense, asset impairment charge, amortization and write-offs of debt issuance costs and equity compensation, partially offset by the Company’s net loss of $14.2 million. Cash provided by working capital was generated by a $8.1 million decrease in inventories as the Company focused on increasing inventory turns, reductions in current assets, such as prepaid expenses and the receipt of refundable income taxes, partially offset by a $2.3 million reduction in accounts payable. Cash provided by operating activities in 2016 was due to $7.9 million of cash generated through working capital management, $15.7 million of non-cash items such as depreciation and amortization expense, goodwill impairment charge, LIFO expense and equity compensation, partially offset by net loss of $11.3 million. Cash provided by working capital in 2016 was primarily due to a $10.9 million decrease in accounts receivable due to improved collections of customer receivables, partially offset by a $3.2 million reduction in accrued liabilities.

Investing Activities
Cash used for investing activities of operations was $2.3 million in fiscal 2017, compared with $2.1 million in fiscal 2016. Capital expenditures were $2.3 million in both fiscal 2017 and fiscal 2016. Expenditures in fiscal 2017 were used primarily for the expansion of our operating plant in Orange, California, and for maintenance capital. Capital commitments at September 30, 2017 were $0.5 million. The Company anticipates that total fiscal 2018 capital expenditures will be within the range of $3.5 to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.

Financing Activities
Cash used for financing activities was $8.8 million in fiscal 2017, compared with $10.4 million of cash used for financing activities in fiscal 2016.

The Company had repayments of $12.4 million (includes $11.6 million of term loan repayment after entering into the November 9, 2016 Amended and Restated Credit and Security Agreement ("Credit Facility")) under its term loan and repayments of $1.9 million under its foreign long-term loan in fiscal 2017, compared with repayments under its term loan of $2.8 million and $2.4 million under is foreign long-term loan in fiscal 2016. The principal reason for the term loan repayment was due to the modification of the debt structure, as further discussed below.

The Company had net borrowings under its revolving credit facility of $5.8 million in fiscal 2017, compared with net repayments of $3.7 million in fiscal 2016. The net borrowings in fiscal 2017 were used to repay long-term debt and fund operations. The net repayments in fiscal 2016 were attributed to improvements in working capital.

On November 9, 2016, the Company entered into a Credit Facility with its Lender. The new Credit Facility matures on June 25, 2020 and consisted of senior secured loans in the aggregate principal amount of up to $39.9 million. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35.0 million, including swing line loans and letters of credit provided by the Lender and (ii) a senior secured term loan facility in the amount of $4.9 million (the “Term Facility”). The new Term Facility is repayable in monthly installments of $0.1 million which began December 1, 2016. The terms of the Credit Facility contain both a lockbox arrangement and a subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short term liability. The amounts borrowed under the Credit Facility were used to repay the amounts previously outstanding under the Company’s existing Credit Agreement as of September 30, 2016 and for working capital, general corporate purposes and to pay fees and expenses associated with this transaction.
In the prior year, the Company had the Credit and Security Agreement (the "2015 Credit Agreement") in place with its Lender until it entered into the above Credit Facility. The 2015 Credit Agreement was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25.0 million, which reduced to $20.0 million on January 1, 2016, and (ii) a five-year term loan of $20.0 million.  Amounts borrowed under the 2015 Credit Agreement were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $0.7 million starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of Maniago and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15.0 million upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the 2015 Credit Agreement.

Borrowings bears interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.8% and 3.9% at September 30, 2017 and 2016, respectively and the term loan has a rate of 5.5% and 3.8% at September 30, 2017 and 2016, respectively, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% and 3.9% at September 30, 2017 and 2016, respectively, after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.

In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender and entered into a new swap agreement as more fully discussed in Note 1, Summary of Accounting Principles - Derivative Financial Instruments, of the consolidated financial statements.

The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to another participating Lender.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio to commence on September 30, 2017. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its Lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35.0 million to $30.0 million; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 1, Summary of Significant Accounting Policies - Asset Held for Sale, of the consolidated financial statements to reduce the Term Facility by $0.7 million and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property. The Company is in compliance with its loan covenants as of September 30, 2017.

The Company incurred debt issuance costs and certain costs were written-off during fiscal 2017. See Note 5, Debt, of the consolidated financial statements for further discussion.

Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Facility. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Facility.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain arrangements that are not reflected in the Consolidated Balance Sheets. These include operating and capital leases as described more fully in Note 9, Commitments and Contingencies, of the consolidated financial statements, which primarily relate to facilities and machinery and equipment and an interest rate swap agreement that the Company entered into with its Lender, as described more fully in Note 1, Summary of Significant Accounting Policies - Derivatives Financial Instruments, of the consolidated financial statements. The Company does not have obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.
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

Restructuring Charges
The Company’s policy is to recognize restructuring costs in accordance with the accounting rules related to exit or disposal activities and compensation and non-retirement post-employment benefits. Detailed documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, when events and circumstances warrant such a review. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

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

Goodwill is tested for impairment annually as of July 31. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

In January 2017, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit's fair value and carrying value. The Company adopted this standard effective March 31, 2017. Refer to Note 1, Summary of Significant Accounting Policies - Goodwill and Intangible Assets, of the consolidated financial statements for details.

2017 Interim and Annual Goodwill Impairment Test
In the interim, certain qualitative factors triggered an impairment analysis of goodwill, primarily due to under-performance relative to projected future operating results at the Alliance Reporting unit. When the Company made the decision to close the Alliance facility and move its business to the Cleveland reporting unit, it resulted in the reallocation of $3.5 million of goodwill from the Alliance to the Cleveland reporting unit. The Company considered this to be a triggering event and performed a goodwill impairment analysis of the Cleveland reporting unit as of May 31, 2017.
As of July 31, 2017, the annual goodwill impairment test date for fiscal 2017, goodwill existed at two of the Company's reporting units, Cleveland, Ohio and Maniago, Italy.

No impairment charges were identified in connection with our interim and annual goodwill impairment test with respect to any of the identified reporting units. The fair values of the reporting units were in excess of our carrying values. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

2016 Annual Goodwill Impairment Test
In performing our annual goodwill impairment test in the fourth quarter of 2016, it was determined that $4.2 million of goodwill associated with the Orange reporting unit was impaired as the carrying value of the reporting unit exceeded its fair value.

Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2017.

	Impact on Fiscal 2017 Benefits Expense	Impact on September 30, 2017 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$47	$744
25 basis point increase in discount rate	$(47)	$(744)
100 basis point decrease in expected long-term rate of return on assets	$205	$—
100 basis point increase in expected long-term rate of return on assets	$(205)	$—

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

The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Citigroup Pension Discount Yield Curve and the BPS&M Discount Curve.

As of September 30, 2017 and 2016, SIFCO used the following assumptions:

	Years Ended September 30,
	2017	2016
Discount rate for expenses	3.1%	3.8%
Expected return on assets	7.9%	8.0%

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

As a result of losses incurred in recent years, the Company entered into a three year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016, and remains in a cumulative loss position at the conclusion of fiscal year 2017. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2017.

Uncertain Tax Positions
The calculation of the Company's tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required and it reports related interest and penalties as income taxes. Refer to Note 6, Income Taxes, of the consolidated financial statements.

E.         Impact of Newly Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. This new guidance is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of share-based payment awards once they are granted.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for the Company beginning October 1, 2018. Early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and it does not plan to early adopt the ASU.

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

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is currently evaluating its plans regarding the adoption, but does not believe that this ASU would have a material impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and is in the process of evaluating some components of the guidance. Due the Company having recorded a domestic valuation allowance at September 30, 2017 and September 30, 2016, the Company does not expect a material impact to the consolidated financial statements from a tax perspective.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact to its consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, will apply to all companies for fiscal years beginning after December 15, 2017, that enter into contracts with customers to transfer goods or services. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures, and related systems and internal controls.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIFCO Industries, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
December 20, 2017

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2017	2016
Net sales	$121,458	$119,121
Cost of goods sold	108,094	107,039
Gross profit	13,364	12,082
Selling, general and administrative expenses	17,773	17,359
Goodwill impairment	—	4,164
Amortization of intangible assets	2,168	2,593
Loss on disposal or impairment of operating assets	4,957	31
Operating loss	(11,534)	(12,065)
Interest income	(56)	(51)
Interest expense	2,208	1,715
Foreign currency exchange loss, net	47	33
Other income, net	(593)	(429)
Loss from operations before income tax expense (benefit)	(13,140)	(13,333)
Income tax expense (benefit)	1,069	(1,998)
Net loss	$(14,209)	$(11,335)

Net loss per share:
Basic	$(2.59)	$(2.07)
Diluted	$(2.59)	$(2.07)

Weighted-average number of common shares (basic)	5,487	5,475
Weighted-average number of common shares (diluted)	5,487	5,475
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2017	2016
Net loss	$(14,209)	$(11,335)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	1,016	108
Retirement plan liability adjustment, net of tax $0 and $0, respectively	2,549	(940)
Interest rate swap agreement adjustment, net of tax $0 and $0, respectively	34	(30)
Comprehensive loss	$(10,610)	$(12,197)
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,399	$471
Receivables, net of allowance for doubtful accounts of $330 and $706, respectively	25,894	25,158
Inventories, net	20,381	28,496
Refundable income taxes	292	1,773
Prepaid expenses and other current assets	1,644	2,177
Current assets of business held for sale	2,524	—
Total current assets	52,134	58,075
Property, plant and equipment, net	39,508	48,958
Intangible assets, net	6,814	11,138
Goodwill	12,170	11,748
Other assets	261	538
Total assets	$110,887	$130,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,560	$18,258
Revolver	18,557	12,751
Accounts payable	12,817	14,520
Accrued liabilities	6,791	5,234
Total current liabilities	45,725	50,763
Long-term debt, net of current maturities	5,151	7,623
Deferred income taxes	3,266	2,929
Pension liability	6,184	8,341
Other long-term liabilities	430	431
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,596 at September 30, 2017 and 5,525 at September 30, 2016	5,596	5,525
Additional paid-in capital	9,519	9,219
Retained earnings	44,267	58,476
Accumulated other comprehensive loss	(9,251)	(12,850)
Total shareholders’ equity	50,131	60,370
Total liabilities and shareholders’ equity	$110,887	$130,457
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,209)	$(11,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,988	10,766
Amortization and write-off of debt issuance costs	519	145
Loss on disposal of operating assets or impairment of operating assets	4,957	31
LIFO expense (income)	293	(482)
Share transactions under employee stock plan	371	(502)
Deferred income taxes	228	850
Purchase price inventory adjustment	—	266
Other	—	(101)
Goodwill impairment	—	4,164
Other long-term liabilities	408	605
Changes in operating assets and liabilities, net of acquisition:
Receivables	(294)	10,892
Inventories	8,093	(314)
Refundable income taxes	1,482	743
Prepaid expenses and other current assets	1,493	(572)
Other assets	(433)	(76)
Accounts payable	(2,315)	424
Accrued liabilities	1,414	(3,223)
Net cash provided by operating activities	11,995	12,281

Cash flows from investing activities:
Acquisition of business	—	275
Proceeds from disposal of property, plant and equipment	70	—
Capital expenditures	(2,339)	(2,349)
Net cash used for investing activities	(2,269)	(2,074)

Cash flows from financing activities:
Repayments of term note	(14,332)	(5,192)
Proceeds from revolving credit agreement	85,934	46,917
Repayments of revolving credit agreement	(80,128)	(50,667)
Proceeds from short-term debt borrowings	3,429	1,904
Repayments of short-term debt borrowings	(3,143)	(3,384)
Payments for debt financing	(562)	—
Net cash used for financing activities	(8,802)	(10,422)
Increase (decrease) in cash and cash equivalents	924	(215)
Cash and cash equivalents at beginning of year	471	667
Effects of exchange rate changes on cash and cash equivalents	4	19
Cash and cash equivalents at end of year	$1,399	$471
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2017	2016
Cash (paid) received during the year:
Cash paid for interest	$(1,564)	$(1,420)
Cash income tax refunds received, net	$1,343	$2,897

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$288	$—
Additions to property, plant & equipment - incurred but not yet paid	$667	$256
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2015	$5,468	$9,778	$69,811	$(11,988)	$73,069

Comprehensive loss	—	—	(11,335)	(862)	(12,197)
Performance and restricted share expense	—	(474)	—	—	(474)
Share transactions under employee stock plans	57	(85)	—	—	(28)
Balance - September 30, 2016	5,525	9,219	58,476	(12,850)	60,370

Comprehensive loss	—	—	(14,209)	3,599	(10,610)
Performance and restricted share benefit	—	404	—	—	404
Share transactions under employee stock plans	71	(104)	—	—	(33)
Balance - September 30, 2017	$5,596	$9,519	$44,267	$(9,251)	$50,131
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and its subsidiaries are engaged in the production of forgings and machined components primarily in the Aerospace and Energy ("A&E") market. The Company’s operations are conducted in a single business segment, "SIFCO" or the "Company."

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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2017; however, were within federally insured limits at September 30, 2016.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $330 and $706 at September 30, 2017 and 2016, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2017 and 2016, $461 and $581, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $77 and $359 in fiscal 2017 and fiscal 2016, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2017, 22% of the Company’s consolidated net sales were from two of its largest customers; and 35% of the Company's consolidated net sales were from the three largest customers and their direct subcontractors, which individually accounted for 13%, 11% and 11%, of consolidated net sales, respectively. In fiscal 2016, 21% of the Company’s consolidated net sales were from two of its largest customers; and 46% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors which individually accounted for 12%, 12%, 11% and 11%, of consolidated net sales, respectively. No other single customer or group represented greater than 10% of total net sales in fiscal 2017 and 2016.
At September 30, 2017, one of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of the total net accounts receivable; and three of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 13%, 10% and 10% of total net accounts receivable, respectively. At September 30, 2016, two of the Company’s largest customers had outstanding net accounts receivable which accounted for 14% and 11% of total net accounts receivable; and four of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 15%, 13%, 12% and 11% of total, net receivables, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2017.
E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 38% and 44% of the Company’s inventories at September 30, 2017 and 2016, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter, and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes, or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,859 and $3,308 at September 30, 2017 and 2016, respectively.

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

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2017	2016
Property, plant and equipment:
Land	$1,005	$979
Buildings	15,084	15,393
Machinery and equipment	75,080	82,665
Total property, plant and equipment	91,169	99,037
Accumulated depreciation	51,661	50,079
Property, plant and equipment, net	$39,508	$48,958

The loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $7,820 and $8,173 in fiscal 2017 and 2016, respectively.

G. ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, when events and circumstances indicate a triggering event has occured. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

In the announcement made in the third quarter of fiscal 2017, the Company decided to close the Alliance, Ohio ("Alliance") plant and transfer future orders to the Cleveland, Ohio ("Cleveland") plant resulted in a triggering event, requiring an impairment analysis to be performed by the Company in accordance with Accounting Standard Codification ("ASC") 360 Property, Plant and Equipment.

As required by ASC 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company used May 31, 2017 as the triggering date to evaluate the carrying values and test for recoverability of the Alliance machinery and equipment, customer list and trade name as this was the date of when the decision to close Alliance was approved. The fair value of the assets was estimated using Level 2 and Level 3 inputs based on the orderly liquidation value as determined by a third party appraisal and undiscounted cash flows. As a result, the Company recorded asset impairment charges of $4,786, which is labeled as asset impairment in the consolidated statements of operations included within loss on disposal or impairment of operating assets; $2,497 of the total impairment charge related to machinery and equipment and the remaining $2,289 related to intangible assets. The Company also impaired assets totaling $174 related to development of an ERP solution for one of its operating plants. There were no long-lived asset impairment charges in fiscal 2016.

H. ASSETS HELD FOR SALE
The Company’s Irish subsidiary sold its operating business in June 2007, but retained ownership of its Cork, Ireland facility. This property is subject to a lease arrangement with the acquirer of the business that expires in June 2027. Rental income is earned in quarterly installments of $103. At September 30, 2017, the net carrying value of the property was $1,447, which was reclassed to asset held for sale. At September 30, 2016, the carrying value of the property was $1,496 (accumulated depreciation of $1,437). Rental income of $413 was recognized in each of fiscal years 2017 and 2016, respectively, and is recorded in other income, net on the consolidated statements of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

At June 30, 2017, the Company met the requirements of ASC 360 - asset held for sale classification for the Irish building. A formal plan was in place to sell the property in its current condition. At September 30, 2017, the Company had a buyer who agreed to specified terms. Refer to Note 8 Subsequent Events for further discussion. As such, the net book value of $1,447 represents a portion of the asset held for sale amount on the consolidated balance sheets as of September 30, 2017. No loss on sale of asset was recorded in the statement of operations under the loss on disposal or impairment of operating assets line due to the carrying amount of the property being less than the fair value less expected costs to sell. The remaining assets held for sale balance of $1,077 pertains to the Alliance building and certain machinery and equipment that meet the asset held for sale classification at September 30, 2017 due to the circumstances of the closure of Alliance and expected plan to sell. As previously stated, there was an initial impairment recorded within the consolidated statements of operations included within loss on disposal or impairment of operating assets for the Alliance assets that brought the fair value of the assets held for sale to its orderly liquidation value.

Both the Irish property and the Alliance building and machinery and equipment are recorded as assets held for sale in the consolidated balance sheets. The Company expects to sell these assets within the next 12 months.

I. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. Since the adoption of Accounting Standard Update ("ASU") 2017-04, Step 2 has been eliminated from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles, of the consolidated financial statements for further discussion of the interim goodwill test performed as of May 31, 2017 for one of its reporting units and as of July 31, 2017 annual impairment test results.

Intangible assets consist of identifiable intangibles acquired or recognized in the accounting for the acquisition of a business and include such items as a trade name, a non-compete agreement, below market lease, customer relationships and order backlog. Intangible assets are amortized over their useful lives ranging from one year to ten years. Identifiable intangible assets assessment for impairment is evaluated when events and circumstances warrant such a review, as noted within Note 1, Summary of Significant Accounting Policies - Asset Impairment.

J. NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, zero restricted shares are included because the effect would be anti-dilutive. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	September 30,
	2017	2016
Net loss	$(14,209)	$(11,335)

Weighted-average common shares outstanding (basic and diluted)	5,487	5,475

Net loss per share – basic and diluted:
Net loss per share	$(2.59)	$(2.07)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	93	32

K. REVENUE RECOGNITION
Revenue is generally recognized from the sale of products shipped when the title and risk of loss passes to the customer, which is generally at the time of shipment. Substantially all product sales are made pursuant to a firm, fixed-price purchase orders or supply agreement demand forecasts received from customers. Provisions for estimated returns and uncollectible accounts provisions are provided for in the same period as the related revenues are recorded and are principally based on historical results modified, as appropriate, by the most current information available. Due to uncertainties in the estimation process, it is possible that actual results may vary from the estimates.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

L. CAPITAL LEASE OBLIGATIONS
Capital leases are accounted for as the acquisition of an asset and the commitment of an obligation by the lessee and as a sale or financing by the lessor. All other leases are accounted for as operating leases.

M. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The Company performs Step 1 of the annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying amount exceeds the fair value, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU must be applied prospectively and is effective for any annual and interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company adopted the standard in its second quarter of fiscal 2017 and there was no impact to the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which is intended to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures, regardless of the Company's performance or financial position. In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The Company adopted this standard effective September 30, 2017 and there was no impact to the consolidated financial statements.

N. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In May 2017, the FASB issued ASU 2017-09, which clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The new guidance is effective for the Company on a prospective basis beginning on October 1, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements and it does not plan to early adopt the ASU.

In March 2017, the FASB issued ASU 2017-07, which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective for October 1, 2018, early adoption is permitted and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company is currently evaluating the impact it may have on its consolidated financial statements and it does not plan to early adopt the ASU.

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

In November 2016, the FASB issued ASU 2016-18 requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods. Early adoption is permitted. The Company is

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

currently evaluating its plans regarding the adoption, but does not expect that this ASU would have a material impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which makes a number of changes meant to simplify and improve accounting for share-based payments. The ASU will be effective for the Company for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has considered the potential implications of adoption of the ASU and due to the valuation allowance recorded at September 30, 2017 and September 30, 2016 in the U.S., the Company does not expect a material impact from a tax perspective. The Company is still evaluating other non-tax components it may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact to its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls.

O. USE OF ESTIMATES
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

P. DERIVATIVE FINANCIAL INSTRUMENTS
The Company entered an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap was designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 5, Debt, of the consolidated financial statements. The Company accounted for the interest rate swap termination by recording the loss in accumulated other comprehensive

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

loss as of December 31, 2016. The amount incurred in interest expense was nominal. As part of the new Credit Facility (described further in Note 5, Debt, of the consolidated financial statements) on November 9, 2016, the Company entered a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan. At September 30, 2017, the Company held one interest rate swap agreement with a notional amount of $4,059. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At September 30, 2017 and 2016, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note. The mark-to-market valuation was a $4 asset and a $30 liability at September 30, 2017 and September 30, 2016, respectively.

Q. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expense was nominal in fiscal 2017 and 2016.

R. DEFERRED FINANCING COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

S. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2017	2016
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(4,607)	$(5,623)
Net retirement plan liability adjustment, net of income tax benefit of ($3,758) and ($3,758), respectively	(4,648)	(7,197)
Interest rate swap agreement, net of income tax benefit of $0 and $0, respectively	4	(30)
Total accumulated other comprehensive loss	$(9,251)	$(12,850)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2015	$(5,731)	$(6,257)	$—	$(11,988)
Other comprehensive income (loss) before reclassifications	108	(1,991)	(30)	(1,913)
Amounts reclassified from accumulated other comprehensive loss	—	1,051	—	1,051
Net current-period other comprehensive loss	$108	$(940)	$(30)	$(862)

Balance at September 30, 2016	$(5,623)	$(7,197)	$(30)	$(12,850)
Other comprehensive income (loss) before reclassifications	1,016	1,655	28	2,699
Amounts reclassified from accumulated other comprehensive loss	—	894	6	900
Net current-period other comprehensive loss	1,016	2,549	34	3,599
Balance at September 30, 2017	$(4,607)	$(4,648)	$4	$(9,251)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2017 and 2016:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2017	2016	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$15	$—	(1)
Net actuarial loss	927	828	(1)
Settlements/curtailments	(48)	223	(1)
	894	1,051	Total before taxes
	—	—	Income tax expense
	$894	$1,051	Net of taxes

(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 7, Retirement Benefit Plans, of the consolidated financial statements for further information.

T. INCOME TAXES
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

U. FAIR VALUE MEASUREMENTS
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

V. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the 2016 Long-Term Incentive Plan ("2016 Plan"). The Company recognizes share-based expense within selling, general, and administrative expense.

W. SHIPPING AND HANDLING COSTS
The Company classifies all amounts billed to customers for shipping and handling as revenue and reflects shipping and handling costs in cost of sales.

X. RESTRUCTURING CHARGES
The Company’s policy is to recognize restructuring costs in accordance with the accounting rules related to exit or disposal activities and compensation and non-retirement post-employment benefits. Detailed documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Y. RECLASSIFICATIONS
Certain amounts in prior years, as appropriate, have been reclassified to conform to the 2017 consolidated financial statement presentation.

In fiscal 2017, the Company revised its classification within the consolidated balance sheet. It reclassified the prior year balance of $12,751 from current maturities of long-term debt to the revolver line. The Company revised its classification within the consolidated cash flows as it relates to short-term borrowings from a net presentation to a gross presentation.

In fiscal 2017, Note 6, Income Taxes, of the consolidated financial statements includes revisions to certain prior year amounts to conform to current year disclosures.

2.Inventories

Inventories at September 30 consist of:

	2017	2016
Raw materials and supplies	$6,108	$7,724
Work-in-process	7,650	10,459
Finished goods	6,623	10,313
Total inventories	$20,381	$28,496

If the FIFO method had been used for the entire Company, inventories would have been $8,319 and $8,026 higher than reported at September 30, 2017 and 2016, respectively. LIFO expense was $293 in fiscal 2017 and LIFO income was $482 in fiscal 2016, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2017	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$2,776	$1,564	$310	$19	$921
Non-compete agreement	5 years	1,600	1,584	—	—	16
Technology asset	5 years	1,869	749	—	50	1,170
Customer relationships	10 years	15,568	8,946	1,979	64	4,707
Total intangible assets		$21,813	$12,843	$2,289	$133	$6,814

September 30, 2016
Intangible assets:
Trade name	8 years	$2,776	$1,240	$—	$9	$1,545
Non-compete agreement	5 years	1,600	1,547	—	—	53
Technology asset	5 years	1,869	389	—	37	1,517
Customer relationships	10 years	15,568	7,571	—	26	8,023
Total intangible assets		$21,813	$10,747	$—	$72	$11,138

The amortization expense on identifiable intangible assets for fiscal 2017 and 2016 was $2,168 and $2,593, respectively.
Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2018	$1,704
Fiscal year 2019	1,539
Fiscal year 2020	1,539
Fiscal year 2021	1,015
Fiscal year 2022	329

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired.

In the third quarter of fiscal 2017, there was a triggering event, which resulted in the Company performing an interim impairment test. Certain qualitative factors, primarily the under-performance relative to projected future operating results for the Alliance reporting unit caused the triggering event. The Company used May 31, 2017, the announcement date of the decision to close Alliance and move its business to its Cleveland reporting unit, as the triggering date to evaluate the carrying values and test for recoverability at the lowest level starting with Alliance's long-lived assets, primarily its machinery and equipment and its identifiable intangible assets. See Note 1, Summary of Significant Accounting Policies - Asset Impairment for further discussion on the long-lived assets impairment test. At the time the announcement was made, it was determined that orders after September 30, 2017 are to be transferred to Cleveland which resulted in the reallocation of $3,493 of goodwill to the Cleveland reporting unit. The Company used the carrying value of the reporting unit, inclusive of the assigned goodwill and to compare to its fair value using the market and income approach to estimate the fair value of this reporting unit.  Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, prospective financial information, growth rates, terminal value and discount rates and required the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. When performing the income and market approach for the reporting unit, SIFCO incorporated the use of projected financial information and a discount rate that was developed using market participant based assumptions.  The cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth.  The selected

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

discount rate considers the risk and nature of the reporting unit's cash flows and ratios of return that market participants would require to invest their capital in our plant.

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
Based on this quantitative test performed during the interim test date, it was determined that the fair value (using Level 3 inputs) of this reporting unit exceeded the carrying value. As such there was no goodwill impairment of the Cleveland reporting unit at May 31, 2017.

The Company completed its annual impairment test of goodwill as of July 31, 2017 for the Cleveland and Maniago, Italy ("Maniago") reporting units. Prior year financials included full impairment of goodwill for the Orange, California ("Orange") reporting unit. The Company completed its review using judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions (Level 3 inputs).

Upon completion of the annual impairment testing for the Maniago reporting unit and the Cleveland reporting unit, it was determined that the fair value of goodwill for the reporting units exceeded the carrying value. As such, no impairment of goodwill existed as of September 30, 2017, compared with $4,164 of goodwill charge related to the Orange reporting unit, which was fully impaired in fiscal 2016. The Orange goodwill impairment was due to not meeting revenue expectations, and in part, to product mix, which resulted in lower margins and related business practices had not come to fruition for cost savings measures undertaken to address increased costs. All of the goodwill was expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2015	$16,480
Goodwill adjustment	(589)
Currency translation	21
Impairment adjustment	$(4,164)
Balance at September 30, 2016	$11,748
Currency translation	422
Balance at September 30, 2017	$12,170

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2017	2016
Accrued employee compensation and benefits	$4,309	$3,681
Accrued income taxes	901	264
Accrued legal and professional	497	124
Accrued workers’ compensation	237	324
Other accrued liabilities	847	841
Total accrued liabilities	$6,791	$5,234

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

5.    Debt
Debt at September 30 consists of:

	2017	2016
Revolving credit agreement	$18,557	$12,751
Foreign subsidiary borrowings	8,346	9,540
Capital lease obligations	352	153

Term loan	4,060	16,429
Less: unamortized debt issuance cost	(47)	(241)
Term loan less unamortized debt issuance cost	4,013	16,188

Total debt	31,268	38,632

Less – current maturities	(26,117)	(31,009)
Total long-term debt	$5,151	$7,623
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Credit Facility") with its Lender. The Credit Facility matures on June 25, 2020 and consisted of secured loans is an aggregate principal amount of to $39,871. The Credit Facility was comprised of (i) a senior secured revolving credit facility with a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) a secured term loan facility in the amount of $$4,871 (the "Term Facility"). Amounts borrowed under the Credit Facility are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The new Term Facility is repayable in monthly installments of $81, which commenced December 1, 2016. The terms of the Credit Facility contain both a lock-box arrangement and a subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability. The amounts borrowed under the Credit Facility were used to repay the amounts outstanding under the Company's Credit and Security Agreement (the "2015 Credit Agreement"), for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender and subsequently entered into another agreement on November 30, 2016, as referenced in Note 1, Summary of Significant Accounting Policies -Derivative Financial Instruments, of the consolidated financial statements.
In the prior year, the Company had the 2015 Credit Agreement in place with its Lender until it entered in the above Credit Facility. The 2015 Credit Agreement was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduced to $20,000 on January 1, 2016, and (ii) a five-year term loan of $20,000.  Amounts borrowed under the 2015 Credit Agreement were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of Maniago and for working capital and general corporate purposes. The 2015 Credit Agreement also had an accordion feature, which allowed the Company to increase the availability by up to $15,000 upon consent of the existing lenders or upon additional lenders being joined to the facility. Borrowings bore interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the 2015 Credit Agreement.
Borrowings bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth Credit Facility. The revolver has a rate based on LIBOR plus 3.75% spread and a prime rate which resulted in a weighted average rate of 4.8% and 3.9% at September 30, 2017 and 2016, respectively and the term loan has a rate of 5.5% and 3.8% at September 30, 2017 and 2016, respectively, which was based on LIBOR plus 4.25% spread. This rate becomes effective at a fixed rate of 5.8% and 3.9% after giving effect to the interest rate swap agreement as of September 30, 2017 and 2016, respectively. There is also a commitment fee ranging from 0.15% to 0.375%, to be incurred on the unused balance.
The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to a participating Lender.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio to commence on September 30, 2017. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of the Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 1, Summary of Significant Accounting Policies - Asset Held for Sale, of the consolidated financial statements to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property. The Company is in compliance with its loan covenants as of September 30, 2017.

Foreign subsidiary borrowings
As of September 30, 2017 and 2016, the total foreign debt borrowings were $8,346 and $9,540, respectively, of which $5,805 and $5,833, respectively is current. Current debt as of September 30, 2017 and 2016, consists of $2,618 and $3,262 of short-term borrowings, $1,340 and $2,014 is the current portion of long-term debt, and $1,847 and $557, of factoring. Interest rates are based on Euribor rates plus spread which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated balance sheets. The carrying value of the receivables pledged as collateral was $3,548 and $1,156 at September 30, 2017 and 2016, respectively.

Payments on long-term debt under the Credit Facility and foreign term debt (excluding capital lease obligations, see Note 9, Commitments and Contingencies, of the consolidated financial statements) over the next 5 years are as follows:

Minimum long-term debt payments

2018	$3,014
2019	2,195
2020	2,453
2021	279
2022	—
2023 and thereafter	—
Total Minimum long-term debt payments	$7,941

Debt Issuance costs
The Company incurred debt issuance costs related to its 2015 Credit Agreement in the amount of $724 ($194 had been amortized prior to the write-off in November 2016). The Company incurred an additional $562 of debt issuance costs in November 2016 and August 2017 and wrote off a combined $323 of debt issuance costs during fiscal 2017 due to the debt modification accounting for deferred financing costs as it relates to the term note and due to the Second Amendment. These costs are included in interest expense in the accompanying consolidated financial statements. Total debt issuance cost in the amount of $769 is split between the Term Facility and the revolving credit facility. The portion noted above within the debt table relates to the Term Facility in the amount of $61, net of amortization of $14 at September 30, 2017. The remaining $707 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated balance sheet as a deferred charge in other current assets, which was reclassed from other long-term assets due to the classification of the revolving credit facility noted above, net of amortization of $282 at September 30, 2017.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

6.     Income Taxes

The components of loss from operations before income tax benefit are as follows:

	Years Ended September 30,
	2017	2016
U.S.	$(15,574)	$(11,506)
Non-U.S.	2,434	(1,827)
Loss before income tax provision (benefit)	$(13,140)	$(13,333)
Income taxes from operations before income tax provision (benefit) consist of the following:

	Years Ended September 30,
	2017	2016
Current income tax provision (benefit):
U.S. federal	$(64)	$(2,687)
U.S. state and local	(11)	(111)
Non-U.S.	951	94
Total current tax provision (benefit)	876	(2,704)
Deferred income tax provision (benefit):
U.S. federal	147	1,481
U.S. state and local	5	69
Non-U.S.	41	(844)
Total deferred tax provision	193	706
Income tax provision (benefit)	$1,069	$(1,998)
The income tax benefit from operations in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2017	2016
Loss before income tax benefit	$(13,140)	$(13,333)

Income tax benefit at U.S. federal statutory rates	$(4,599)	$(4,667)
Tax effect of:
Foreign rate differential	120	254
State and local income taxes	(6)	(42)
Impact of tax law changes	(103)	(338)
Federal tax credits	(252)	(572)
Valuation allowance	5,720	3,309
Other	189	58
Income tax provision (benefit)	$1,069	$(1,998)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2017	2016
Deferred tax assets:
Net U.S. operating loss carryforwards	$5,188	$195
Net non-U.S. operating loss carryforwards	596	777
Employee benefits	2,461	3,366
Inventory reserves	1,240	1,032
Allowance for doubtful accounts	135	234
Capitalized research and development expenses	—	870
Intangibles	4,873	4,364
Foreign tax credits	602	575
Other tax credits	994	1,006
Other	1,126	1,106
Total deferred tax assets	17,215	13,525
Deferred tax liabilities:
Depreciation	(8,854)	(10,777)
Unremitted foreign earnings	(65)	(65)
Prepaid expenses	(247)	(566)
Other tax credits	(1,718)	(647)
Total deferred tax liabilities	(10,884)	(12,055)
Net deferred tax assets (liabilities)	6,331	1,470
Valuation allowance	(9,597)	(4,399)
Net deferred tax liabilities	$(3,266)	$(2,929)
At September 30, 2017, the Company has a non-U.S. tax loss carryforward of approximately $5,473 related to the Company’s Irish and Italian subsidiaries. The Company's Irish subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The non-U.S. tax loss carryforward does not expire.
The Company has $602 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2026, $758 of U.S. general business tax credits that are subject to expiration in 2035-2037, $28 of alternative minimum tax that do not expire, and $13,561 of U.S. Federal tax loss carryforwards subject to expiration in fiscal 2036-2037. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.
In addition, the Company has $165 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $23,848 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2020-2037. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance. A portion of the U.S. state and local tax loss carryforwards presented in the table above have been reduced by unrealized stock compensation deductions of $5.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $69 in both fiscal 2017 and 2016. If recognized, $69 of the fiscal 2017 uncertain tax positions would impact the effective tax rate. As of September 30, 2017, the Company had accrued interest of $24 and recognized $3 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2017	2016
Balance at beginning of year	$69	$105
Decrease due to lapse of statute of limitations	—	(36)
Balance at end of year	$69	$69

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2013, state and local income tax examinations for fiscal years prior to 2014, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
As of September 30, 2017, the Company has $11,427 of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes have been provided as the Company intends to permanently reinvest these earnings outside the U.S. Quantification of the deferred tax liability associated with these undistributed earnings is not practicable.

7.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, and this plan was frozen in 2003, while another plan that covered union employees no longer has active participants due to the business closure. Consequently, although both plans continue, the non-union plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003, and the related union plan has had no participants accrue any additional benefits subsequent to December 31, 2013. The Company sponsors a defined benefit plan for certain of its employees. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and is measured as the actuarial present value of the vested benefits to which the employees would be entitled if the employee separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2017	2016
Service cost	$324	$280
Interest cost	883	1,017
Expected return on plan assets	(1,615)	(1,632)
Amortization of net loss	861	828
Settlement cost	—	223
Net pension expense for defined benefit plan	$453	$716

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2017	2016
Benefit obligations:
Benefit obligations at beginning of year	$29,731	$27,685
Service cost	324	280
Interest cost	883	1,017
Actuarial (loss) gain	(1,292)	2,405
Benefits paid	(1,740)	(1,659)
Currency translation	15	3
Benefit obligations at end of year	$27,921	$29,731
Plan assets:
Plan assets at beginning of year	$21,344	$20,896
Actual return on plan assets	1,978	2,061
Employer contributions	109	46
Benefits paid	(1,740)	(1,659)
Plan assets at end of year	$21,691	$21,344

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2017	2016
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(6,230)	$(8,387)
Amounts recognized in accumulated other comprehensive loss:
Net loss	8,406	10,926
Net amount recognized in the consolidated balance sheets	$2,176	$2,539
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(6,184)	(8,341)
Accumulated other comprehensive loss – pretax	8,406	10,926
Net amount recognized in the consolidated balance sheets	$2,176	$2,539

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2018 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$669

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2017	2016
Discount rate for liabilities	3.6%	3.1%
Discount rate for expenses	3.1%	3.8%
Expected return on assets	7.9%	8.0%

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

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2017 and 2016:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

September 30, 2017	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$681	$681	$—
Large blend	9,788	9,788	—
Large growth	470	470	—
Mid blend	79	79	—
Small blend	111	111	—
Non-U.S. equity securities:
Foreign large blend	1,731	1,731	—
Diversified emerging markets	19	19	—
U.S. debt securities:
Inflation protected bond	1,089	1,089	—
Intermediate term bond	7,240	5,065	2,175
High inflation bond	187	187	—
Non-U.S. debt securities:
Emerging markets bonds	77	77	—
Stable value:
Short-term bonds	219	219	—
Total plan assets at fair value	$21,691	$19,516	$2,175

September 30, 2016	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$492	$492	$—
Large blend	9,593	9,593	—
Large growth	503	503	—
Mid blend	57	57	—
Small blend	56	56	—
Non-U.S. equity securities:
Foreign large blend	1,565	1,565	—
Diversified emerging markets	18	18	—
U.S. debt securities:
Inflation protected bond	537	537	—
Intermediate term bond	7,747	5,562	2,185
High inflation bond	360	360	—
Non-U.S. debt securities:
Emerging markets bonds	66	66	—
Stable value:
Short-term bonds	350	350	—
Total plan assets at fair value	$21,344	$19,159	$2,185

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2017 and 2016 were as follows:

	2017	2016
Balance at beginning of year	$2,185	$2,045
Actual return on plan assets	26	126
Purchases and sales of plan assets, net	(36)	14
Balance at end of year	$2,175	$2,185

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2017	2016
U.S. equities	51%	50%	30% to 70%
Non-U.S. equities	8%	7%	0% to 20%
U.S. debt securities	39%	41%	20% to 70%
Non-U.S. debt securities	1%	—%	0% to 10%
Other securities	1%	2%	0% to 60%
Total	100%	100%

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

The Company anticipates making approximately $91 in contributions to its defined benefit pension plans during fiscal 2018. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2018. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2018	$1,897
2019	1,723
2020	1,901
2021	1,920
2022	1,740
2023-2027	8,986

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Multi-Employer Plans
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2017	2016		2017	2016
Fund ¹	Green	Green	No	$58	$65	No	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2016 and 2015.

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

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2017 and 2016 was $574 and $647, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2017 and 2016. The Company sponsors a separate defined contribution plan for certain of its U.S. union employees related to the Alliance plant. The Company's contribution to this plan is based on a specified amount per hour based on the provisions of the applicable collective bargaining agreement. Due to the closure of the Alliance facility, as described previously, the related defined contribution plan for its union employees terminated in October 2017.

The Company sponsors a defined contribution plan for certain of its employees Maniago union employees. The plan is a severance entitlement payable plan to Italian employees based on local government laws, which qualifies as a defined contribution plan.

8. Stock-Based Compensation
The Company, with the approval of its shareholders on January 25, 2017, amended and restated its 2007 Long-Term Incentive Plan (“2007 Plan”) to the 2016 Long-Term Incentive Plan ("2016 Plan"). The amendment increased the aggregate number of shares that may be awarded under the 2016 Plan to 646 less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from date of grant.

The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the granting of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 150% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.

With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. During each future reporting period, such expense is evaluated and may be subject to adjustment based upon the Company’s financial performance, which impacts the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.

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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2017 there are approximately 413 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $404 fiscal 2017 and $474 benefit (due to performance share awards not achieving minimum target thresholds) in fiscal 2016. The Company did not record income tax benefits in Additional Paid-in Capital related to shares that were earned under the 2016 Plan in fiscal 2017 and 2016. As of September 30, 2017, there was $698 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.

The following is a summary of activity related to performance shares:

	2017		2016
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	146	$13.07	98	$28.50
Restricted shares awarded	71	7.73	59	9.53
Restricted shares earned	(29)	9.45	(20)	29.59
Performance shares awarded	69	7.45	102	10.40
Performance shares earned	(10)	9.50	—	—
Awards forfeited	(53)	17.75	(93)	20.58
Outstanding at end of year	194	$8.57	146	$13.07

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

The Company is currently a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, alleging violations of California wage-and-hour laws, rules and regulations pertaining primarily to failure to accurately calculate and pay hourly and overtime wages; failure to provide meal periods; failure to authorize and permit rest periods; failure to indemnify necessary expenditures; failure to timely pay wages; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with generally accepted accounting principles in the United States of America ("GAAP"), the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has recorded an estimated loss of $385 as of September 30, 2017.
The Company's Cleveland, Ohio location had an Occupational Safety and Health Administration ("OSHA") inspection at the facility on September 1, 2016. This inspection resulted in OSHA issuing citations to the location. Since the inspection, SIFCO has abated or is in the process of abating all issues identified. These findings resulted in penalties having been assessed in the amount of $127 during fiscal 2017.
The Company leases certain facilities, machinery and equipment, and office buildings under long-term leases. The leases generally provide renewal options and require the Company to pay for utilities, insurance, taxes and maintenance. The Company recorded rent expense of $1,925 and $1,313 in fiscal 2017 and 2016, respectively. Included are lease payments on the Company's Orange newly built facility for which the lease payments commenced in December 2016 and expire in 2036.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

At September 30, 2017, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2018	$123	$2,026
2019	114	1,831
2020	66	1,440
2021	66	1,300
2022	14	1,274
Thereafter	—	17,524
Total minimum lease payments	$383	$25,395
Plus: Amount representing interest	(31)
Present value of minimum lease payments	$352

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2017	2016
Machinery and equipment	$550	$250
Accumulated depreciation	(162)	(60)

10. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 63% and 62% of consolidated net sales in fiscal 2017 and 2016, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2017 and 2016. Net sales to unaffiliated customers located in various European countries accounted for 27% and 22% of consolidated net sales in fiscal 2017 and 2016, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 2% and 4% of consolidated net sales in fiscal 2017 and 2016, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiaries located in Maniago, Italy and Cork, Ireland. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2017 was $37,607 compared with $37,196 as of September 30, 2016.

	2017	2016
Long-Lived Assets
United States	$33,114	44,108
Europe	25,639	28,274
	$58,753	72,382

At September 30, 2017, approximately 234 of the hourly plant personnel are represented by three separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio	May 31, 2020
Alliance, Ohio *	October 26, 2017
Maniago, Italy	December 31, 2019

* Agreement ceased due to closure of Alliance facility.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

11. Restructuring Costs
On May 31, 2017, the Company approved the decision to close Alliance as disclosed in the June 1, 2017 Form 8-K, as amended on July 17, 2017. The closure is a result of decreased sales from a key customer, which led to the reduction in sales volumes at this location. This closure falls in line with management's key strategic initiatives to make organizational and operational changes needed to improve profitability. Orders after September 30, 2017 are being processed and manufactured by Cleveland. Alliance manufactured products through September 30, 2017. As a result of the announcement of the decision to close Alliance, $5,048 non-cash costs were incurred, of which $4,786 relates to asset impairment discussed above and $262 of accelerated depreciation of assets due to useful lives been reassessed as of September 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 were approximately $215, of which a $15 was paid by September 30, 2017 and the remainder is expected to be paid in the first quarter of fiscal 2018.

12. Subsequent event
The Company evaluated its September 30, 2017 financial statements for subsequent events through the date the consolidated financial statements were available to be issued. On October 10, 2017, the Company signed a purchase agreement with a buyer for the sale of the Ireland building. The sale transaction was finalized on December 15, 2017 for cash proceeds of approximately $3,068, resulting in an approximate gain of $1,100.

On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2017 and 2016
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2017
Deducted from asset accounts
Allowance for doubtful accounts	$706	77	8	(461)	(a)	$330
Inventory obsolescence reserve	3,308	657	91	(197)	(b)	$3,859
Inventory LIFO reserve	8,026	293	—	—		$8,319
Deferred tax valuation allowance	4,399	6,117	(919)	—		$9,597
Accrual for estimated liability
Workers’ compensation reserve	324	234	1	(322)	(c)	$237

Year Ended September 30, 2016
Deducted from asset accounts
Allowance for doubtful accounts	$1,127	$359	$(199)	$(581)	(a)	$706
Inventory obsolescence reserve	3,022	571	—	(285)	(b)	3,308
Inventory LIFO reserve	8,508	(482)	—	—		8,026
Deferred tax valuation allowance	1,095	3,304	—	—		4,399
Accrual for estimated liability
Workers’ compensation reserve	688	157	—	(521)	(c)	324

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of September 30, 2017 that, due to the material weaknesses in our internal control over financial reporting, which are described below, our disclosure controls were not effective in ensuring that information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company's business and financial results could be harmed, and the Company could fail to meet its financial reporting obligations.

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

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weaknesses:

•	Key controls within IT general and application controls for domestic operations were not operating effectively.

•	Key controls within business and IT processes were not designed and operating effectively at Maniago.

•	Due to a lack of resources in accounting personnel, the Company did not evaluate a complex accounting issue in a timely manner.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weaknesses:

•
Implement a robust security and access reviews at a level of precision necessary to ensure they are timely and appropriate, including monitoring activities for users with privileged access. The Company is making progress, and will continue to explore other information technology tools with additional detective and monitoring controls to mitigate this risk.

•
Management is unable to remediate the Company's Maniago IT general controls for fiscal 2018. However, management will continue to perform quarterly evaluation of business process control effectiveness, implement periodic monitoring controls over its financial review procedures, and deploy additional resources to enhance its internal controls over financial reporting.

•	Management will evaluate the structure of the finance organization and consider adding resources to further strengthen its internal controls over financial reporting.

With the oversight of senior management and the Company's Board of Directors, the Company continues to take steps and additional measures to remediate the underlying causes of the identified material weaknesses, including but not limited to (i) evaluating our information technology systems or invest in improvements to our technology sufficient to generate accurate, transparent, and timely financial information, and (ii) continue to strengthen organizational structure by holding individuals accountable for their internal control responsibilities.

Although we expect to make meaningful progress on our remediation plan during fiscal year 2018, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

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

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about November 21, 2017.

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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 20, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Long-term Incentive Plan (1)	194,014	N/A	412,929

(1)
Under the 2016 Long-Term Incentive Plan, the aggregate number of common shares that are available to be granted is 646,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 8, Stock Compensation, of the consolidated financial statements. These securities are issued upon meeting performance objectives.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 20, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 20, 2017.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 20, 2017

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2017 and 2016
Consolidated Balance Sheets—September 30, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2017 and 2016
Notes to Consolidated Financial Statements

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

10.5	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference

10.6	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference

Exhibit No.	Description
10.7
Equity Retention Agreement, dated June 1, 2016, between SIFCO Industries, Inc. and Salvatore Incanno, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 3, 2016, and incorporated herein by reference

10.8
Equity Retention Agreement, dated June 1, 2016, between SIFCO Industries, Inc. and Thomas R. Kubera, filed as Exhibit 10.2 to the Company’s Form 8-K dated June 3, 2016, and incorporated herein by reference

10.9
Award agreement between the Company and Peter W. Knapper, dated June 16, 2016, effective June 29, 2016, filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 2016, and incorporated herein by reference

10.10
Amendment and Restatement Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 15, 2016, and incorporated herein by reference

10.11
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.12
Second Amendment to the Amended and Restated Credit and Security Agreement, dated August 4, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.13
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.14	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference

10.15	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference

10.16	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 10-K dated September 30, 2003, and incorporated herein by reference

*21.1	Subsidiaries of Company

*23.1	Consent of Independent Registered Public Accounting Firm

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2017 filed with the SEC on December 20, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2017 and 2016, (iii) Consolidated Balance Sheets at September 30, 2017 and 2016, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2017 and 2016, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Interim Chief Financial Officer
(Principal Financial Officer)

Date: December 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 2017 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Norman E. Wells, Jr.	/s/ Peter W. Knapper
Norman E. Wells, Jr.	Peter W. Knapper
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Gotschall	/s/ Donald C. Molten, Jr.
Jeffrey P. Gotschall	Donald C. Molten, Jr.
Director	Director

/s/ Alayne L. Reitman	/s/ Mark J. Silk
Alayne L. Reitman	Mark J. Silk
Director	Director

/s/ Hudson D. Smith	/s/ Thomas R. Kubera
Hudson D. Smith	Thomas R. Kubera
Director	Interim Chief Financial Officer
and Corporate Controller
(Principal Accounting Officer)