Form 10-Q
period 2017-12-31
SIFCO INDUSTRIES INC
filed 2018-02-08
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2017 was 5,644,414.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2017	2016
Net sales	$24,251	$31,473
Cost of goods sold	22,222	27,305
Gross profit	2,029	4,168
Selling, general and administrative expenses	4,072	5,303
Amortization of intangible assets	425	592
Gain on disposal of operating assets	(1,400)	(6)
Operating loss	(1,068)	(1,721)
Interest income	(9)	(14)
Interest expense	444	678
Foreign currency exchange (gain) loss, net	(36)	4
Other income, net	(316)	(107)
Loss from operations before income tax expense	(1,151)	(2,282)
Income tax expense (benefit)	(240)	327
Net loss	$(911)	$(2,609)

Net loss per share
Basic	$(0.17)	$(0.48)
Diluted	$(0.17)	$(0.48)

Weighted-average number of common shares (basic)	5,502	5,467
Weighted-average number of common shares (diluted)	5,502	5,467
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2017	2016
Net loss	$(911)	$(2,609)
Other comprehensive income (loss):
Foreign currency translation adjustment	296	(1,048)
Retirement plan liability adjustment	162	234
Interest rate swap agreement adjustment	20	16
Comprehensive loss	$(433)	$(3,407)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,131	$1,399
Receivables, net of allowance for doubtful accounts of $298 and $330, respectively	24,590	25,894
Other receivables	2,969	—
Inventories, net	19,362	20,381
Refundable income taxes	100	292
Prepaid expenses and other current assets	1,824	1,644
Assets held for sale	1,076	2,524
Total current assets	51,052	52,134
Property, plant and equipment, net	38,855	39,508
Intangible assets, net	6,432	6,814
Goodwill	12,305	12,170
Other assets	225	261
Total assets	$108,869	$110,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$8,084	$7,560
Revolving credit agreement	18,755	18,557
Accounts payable	11,739	12,817
Accrued liabilities	7,136	6,791
Total current liabilities	45,714	45,725
Long-term debt, net of current maturities	4,509	5,151
Deferred income taxes	2,548	3,266
Pension liability	6,059	6,184
Other long-term liabilities	148	430
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares –5,644 at December 31, 2017 and 5,596 at September 30, 2017	5,644	5,596
Additional paid-in capital	9,664	9,519
Retained earnings	43,356	44,267
Accumulated other comprehensive loss	(8,773)	(9,251)
Total shareholders’ equity	49,891	50,131
Total liabilities and shareholders’ equity	$108,869	$110,887
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(911)	$(2,609)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,191	2,515
Amortization and write-off of debt issuance cost	53	273
Gain on disposal of operating assets	(1,400)	(6)
LIFO expense	52	107
Share transactions under company stock plan	194	138
Other long-term liabilities	(234)	2
Deferred income taxes	(756)	189
Changes in operating assets and liabilities:
Receivables	1,415	(1,556)
Inventories	1,041	818
Refundable taxes	194	—
Prepaid expenses and other current assets	(228)	(197)
Other assets	35	302
Accounts payable	(1,474)	(1,411)
Other accrued liabilities	(222)	555
Accrued income and other taxes	508	92
Net cash provided (used) by operating activities	458	(788)
Cash flows from investing activities:
Proceeds from disposal of operating assets	25	48
Capital expenditures	(703)	(457)
Net cash used for investing activities	(678)	(409)
Cash flows from financing activities:
Payments on long term debt	(743)	(12,223)
Proceeds from revolving credit agreement	17,901	29,622
Repayments of revolving credit agreement	(17,703)	(17,036)
Payment of debt issue costs	—	(498)
Short-term debt borrowings	1,600	2,330
Short-term debt repayments	(1,105)	(454)
Net cash provided (used) for financing activities	(50)	1,741
(Decrease) Increase in cash and cash equivalents	(270)	544
Cash and cash equivalents at the beginning of the period	1,399	471
Effect of exchange rate changes on cash and cash equivalents	2	4
Cash and cash equivalents at the end of the period	$1,131	$1,019
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(366)	$(369)
Cash refund (paid) for income taxes, net	183	(25)
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
The U.S. dollar is the functional currency for all of the Company’s U.S. operations and its Irish subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income currently. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2017 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements and disclosures required by accounting principles generally accepted accounting in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K, except for the following:

Income taxes
On December 22, 2017, the U.S. enacted the Tax Cut and Jobs Act (the "Act") which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same day of the Act, the Securities and Exchange Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff issuing SAB 118 recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions and its election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future material U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.

Refer to Note 5, Income Taxes.
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, no restricted shares are included in the calculation of basic or diluted earnings per share because the effect would be anti-dilutive. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended December 31,
	2017	2016
Net loss	$(911)	$(2,609)

Weighted-average common shares outstanding (basic and diluted)	5,502	5,467

Net loss per share – basic and diluted:
Net loss per share	(0.17)	$(0.48)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	110	59

D. Derivative Financial Instruments
The Company entered into an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap was designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 4, Debt. The Company accounted for the interest rate swap termination by recording the loss in accumulated other comprehensive loss as of December 31, 2016. The amount incurred in interest expense was nominal. As part of the new Credit Facility, described further in Note 4, Debt, on November 9, 2016, the Company entered into a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan. At December 31, 2017, the Company held one interest rate swap agreement with a notional amount of $3,816. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt were based upon LIBOR. At December 31, 2017 and September 30, 2017, the Company’s interest rate swap agreement qualified as a fully effective cash flow hedge against the Company’s variable-rate term note. The mark-to-market valuation was a $24 asset and a $4 asset at December 31, 2017 and September 30, 2017, respectively.

E. Impact of Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls. The Company has engaged a third party to assist with its efforts.

F. Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-09 was adopted by the Company effective October 1, 2017.

This guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company changed its policy to recognize the impact of forfeitures when they actually occur. There was no impact to the consolidated condensed financial statements as of October 1, 2017.   Also, this guidance requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the consolidated condensed statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively, and for the first quarter of fiscal 2017, the impact between operating activities to financing activities was nominal. This guidance also requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning October 1, 2017 by the Company. Due to the Company having recorded a domestic valuation allowance, the tax impact upon adoption of this ASU was not material to the consolidated condensed financial statements. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU in the first quarter ended December 31, 2017 had no impact on the Company's consolidated condensed financial statements.

2.	Inventories
Inventories consist of:

	December 31, 2017	September 30, 2017
Raw materials and supplies	$4,867	$6,108
Work-in-process	7,129	7,650
Finished goods	7,366	6,623
Total inventories	$19,362	$20,381
Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (“LIFO”) method for 40% and 38% of the Company’s inventories at December 31, 2017 and September 30, 2017, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,371 and $8,319 higher than reported at December 31, 2017 and September 30, 2017, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2017	September 30, 2017
Foreign currency translation adjustment	$(4,311)	$(4,607)
Retirement plan liability adjustment, net of tax	(4,486)	(4,648)
Interest rate swap agreement adjustment, net of tax	24	4
Total accumulated other comprehensive loss	$(8,773)	$(9,251)

4.    Debt
Debt consists of:

	December 31, 2017	September 30, 2017
Revolving credit agreement	$18,755	$18,557
Foreign subsidiary borrowings	8,492	8,346
Capital lease obligations	328	352

Term loan	3,815	4,060
Less: unamortized debt issuance cost	(42)	(47)
Term loan less unamortized debt issuance cost	3,773	4,013
Total debt	31,348	31,268

Less – current maturities	(26,839)	(26,117)
Total long-term debt	$4,509	$5,151
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Credit Facility") with its Lender. The Credit Facility matures on June 25, 2020 and consisted of secured loans in an aggregate principal amount of up to $39,871. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The Term Facility is repayable in monthly installments of $81, which commenced December 1, 2016. The terms of the Credit Facility contain both a lock-box arrangement and subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Credit Facility were used to repay the amounts outstanding under the Company's previous Credit Agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender, as referenced in Note 1, Summary of Significant Accounting Policies - Derivative Financial Instruments.
Borrowings bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 5.4% at December 31, 2017 and the term loan has a rate of 5.6% at December 31, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to a participating Lender.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meeting a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.

On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its Lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 10, Assets Held for Sale and Disposal to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.

On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, (iii) adjust the calculation of EBITDA and certain financial covenants, and (iv)  revise the financial covenants by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of December 31, 2017. Absent the Third Amendment, the Company would not have been in compliance with its financial loan covenant as of December 31, 2017.

Foreign subsidiary borrowings
As of December 31, 2017 and September 30, 2017, the total foreign debt borrowings (excluding capital leases) were $8,492 and $8,346, respectively, of which $6,298 and $5,805, respectively is the current portion. Current debt as of December 31, 2017 and September 30, 2017, consist of $3,369 and $2,618 of short-term borrowings, $1,222 and $1,340 is the current portion of long-term debt, and $1,707 and $1,847 of factoring. Interest rates on the term note are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. The carrying value of the receivables pledged as collateral were $3,658 and $3,548 at December 31, 2017 and September 30, 2017, respectively.

Debt issuance costs
The Company incurred debt issuance costs related to the prior Credit Agreement in the amount of $724. The Company incurred an additional $562 of debt issuance costs in November 2016 and August 2017 and wrote off a combined amount of $323 of debt issuance costs during fiscal 2017 due to the debt modification accounting for deferred financing costs as it relates to the Term Facility and due to the Second Amendment. The costs are included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $768 is split between the Term Facility and the revolving credit facility. The portion noted above within the debt table relates to the Term Facility in the amount of $61, net of amortization of $19 at December 31, 2017. The remaining $707 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $217 at December 31, 2017.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2018 was 21%, compared with (14)% for the same period of fiscal 2017. This increase is primarily driven by discrete tax benefits of $718 primarily related to tax legislation enacted during the first quarter of fiscal 2018 and tax impacts related to the sale of the Cork, Ireland building discussed further in Note 10, Assets Held for Sale and Disposal, partially offset by an increase in year-to-date non-U.S. income in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates that the U.S. statutory tax rate.
In the first quarter of fiscal 2018, the U.S. enacted the Act which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending September 30, 2018.
The Company revalued its gross U.S. deferred taxes and the related valuation allowance, as a result of the Act. The revaluation, which is considered complete, resulted in a discrete tax benefit of $198 during the first quarter of fiscal 2018. Other provisions of the Act, including the one-time transition tax, are considered provisional as final transition impacts of the Act may differ from the above estimate, due to changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the first quarter of fiscal 2018 no charge to tax expense was recorded related to the one-time transition tax. Additionally, the Company released $305 of valuation allowance in the first quarter of fiscal 2018 on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act. The change in assessment of the realization of deferred taxes as a result of the Act is provisional as of the first quarter of fiscal 2018 as the Company will continue to analyze the necessary information and evaluate assumptions made in its assessment of the realization of its deferred tax assets.

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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2017	2016
Service cost	$63	$78
Interest cost	240	220
Expected return on plan assets	(402)	(404)
Amortization of net loss	161	216
Net periodic cost	$62	$110
During the three months ended December 31, 2017 and 2016, the Company made no contributions to its defined benefit pension plans. The Company anticipates making $45 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2018 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2018. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2018.

7.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan") to the 2016 Long-Term Incentive Plan ("2016 Plan"). The amendment increased the aggregate number of shares that may be awarded under the 2016 Plan to 646 less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 200% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.
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
During the first three months of fiscal 2018, the Company granted 119 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 68 performance shares and 51 shares of time-based restricted shares, with a grant date fair value of $6.70. The award vests over three years. 5 performance shares and 3 time-based restricted shares were forfeited.
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
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 302 shares that remain available for award at December 31, 2017. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $194 and $158 during the first three months of fiscal 2017 and 2016, respectively. As of December 31, 2017, there was $1,242 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.8 years.

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
The Company is currently a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with generally accepted accounting principles in the United States of America ("GAAP"), the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company recorded an estimated loss of $385 as of September 30, 2017 of which $10 was paid as of September 30, 2017 and the remaining balance is expected to be paid within the second quarter of fiscal 2018.

9.	Restructuring Costs
The Company completed the closure of the Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are processed and manufactured by the Cleveland, Ohio location. As a result of the closure, Alliance incurred non-cash charges as of September 30, 2017. The remaining estimated exit costs are to be expensed as incurred, which included workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 were approximately $215, of which a $15 was paid by September 30, 2017 and the remainder was paid in the first quarter of fiscal 2018.
10.    Assets Held for Sale and Disposal
The Company had assets held for sale as it related to the Cork, Ireland building and the Alliance building and certain machinery and equipment. In the first quarter of fiscal 2018, the Company signed a purchase agreement with a buyer for the sale of the building located in Cork, Ireland. The sale transaction was finalized on December 15, 2017 for cash proceeds of approximately $3,078, resulting in an approximate gain of $1,521. The cash proceeds were received by our legal counsel and have not been transferred to the Company as of December 31, 2017. As such, the $2,969, (the cash proceeds of the sale, net of legal and professional fees paid) is separately shown within other receivables to the consolidated condensed balance sheets as of December 31, 2017. The net cash proceeds after legal and professional fees and taxes have been considered, are expected to be used to be used to pay down the Term Facility and revolving credit facility as further discussed in Note 4, Debt.

The Alliance building and machinery and equipment are recorded as assets held for sale in the consolidated condensed balance sheets. The assets held for sale balance at December 31, 2017 and September 30, 2017 were $1,076 and $2,524, respectively. The balance at December 31, 2017 represents the Alliance building and certain machinery and equipment that continues to meet the asset held for sale classification due to the circumstances of the closure of Alliance and expected plan to sell. The Alliance assets fair value are stated at its orderly liquidation value. The Company expects to sell these assets within the next 12 months.

11.	Subsequent Events
On February 8, 2018, the Company entered into its Third Amendment with its lender. See Note 4, Debt for further discussion on the Third Amendment.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for products in the Aerospace and Energy ("A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turbine engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; and (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations.

The Company is engaged in the production of forgings and machined components primarily for the A&E markets. The processes and services include forging, heat-treating, machining, subassembly, and test. The Company operates under one business segment.

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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. The Company finalized the closure of its Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are being processed and manufactured by its Cleveland, Ohio ("Cleveland") location. As a result of the closure of Alliance, impairment costs and restructuring costs were recorded in fiscal 2017. The remaining estimated exit costs are to be expensed as incurred, which include workforce reduction costs of $0.2 million, which were paid in the first quarter of fiscal 2018. Certain machinery and equipment and the building remain classified as assets held for sale as of December 31, 2017.

The Company completed the sale of the Cork, Ireland building on December 15, 2017.

Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Sales
Net sales for the first three months of fiscal 2018 decreased 23.0% to $24.3 million, compared with $31.5 million in the comparable period of fiscal 2017. Net sales comparative information for the first three months of fiscal 2018 and 2017 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/(Decrease)
Net Sales	2017	2016
Aerospace components for:
Fixed wing aircraft	$12.5	$14.6	$(2.1)
Rotorcraft	5.6	4.9	0.7
Energy components for power generation units	6.1	7.8	(1.7)
Commercial product and other revenue	0.1	4.2	(4.1)
Total	$24.3	$31.5	$(7.2)
The decrease in commercial product and other revenue sales is largely driven by a decrease in the Hellfire II missile program due to timing of orders. The decrease in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a customer plant closure which increased sales in fiscal 2017. Energy components for power generation units decreased by $1.7 million compared with the same period last year, of which $1.2 million related to the closure of the Alliance location and $0.5 million due to planned refurbishment of a hammer at the Maniago, Italy ("Maniago") location.

Rotorcraft sales increased $0.7 million due to recovery of sales from a customer that had previously taken measures of inventory destocking in the comparable period.
Commercial net sales were 56.6% of total net sales and military net sales were 43.4% of total net sales in the first three months of fiscal 2018, compared with 53.6% and 46.4%, respectively, in the comparable period in fiscal 2017.  Military net sales decreased by $4.0 million to $10.6 million in the first three months of fiscal 2018, compared with $14.6 million in the comparable period of fiscal 2017, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $3.2 million to $13.7 million in the first three months of fiscal 2018, compared with $16.9 million in the comparable period of fiscal 2017 primarily due to changes in program build rates and closure of the Alliance location mentioned above.
Cost of Goods Sold
Cost of goods sold decreased by $5.1 million, or 18.6%, to $22.2 million, or 91.6% of net sales, during the first three months of fiscal 2018, compared with $27.3 million or 86.8% of net sales, in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned, lower labor costs of $1.6 million and lower scrap expense of $0.3 million.
Gross Profit
Gross profit decreased $2.1 million to $2.0 million during the first three months of fiscal 2018, compared with $4.2 million in the comparable period of fiscal 2017. Gross margin percent of sales was 8.4% during the first three months of fiscal 2018, compared with 13.2% in the comparable period in fiscal 2017. The decrease in gross profit was primarily due to lower sales volume and mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.1 million, or 16.8% of net sales during the first three months of fiscal 2018, compared with $5.3 million, or 16.8% of net sales in the comparable period of fiscal 2017. The decrease in selling, general and administrative expenses is primarily due to $1.0 million in lower expansion costs related to one of the Company's plant locations and $0.1 million in lower sales commissions attributed to changes in the Company's sales organization.
Amortization of Intangibles and Asset Impairment of Long-lived Assets
Amortization of intangibles decreased $0.2 million to $0.4 million during the first three months of fiscal 2018, compared with $0.6 million in the comparable period of fiscal 2017. The decrease was due to the impairment of certain definite-lived intangible assets related to the Alliance location in the third quarter of fiscal 2017.
Other/General
Interest expense decreased $0.2 million to $0.4 million in the first three months of fiscal 2018, compared with $0.7 million in the same period in fiscal 2017. The decrease is primarily due to a $0.2 million prior period write-off of deferred financing costs associated with the Company’s Amended and Restated Credit and Security Agreement ("Credit Facility") with its lender in fiscal 2017. See Note 4, Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2018 and 2017. The Company entered into an interest rate swap in the prior year as discussed in Note 1, Summary of Significant Accounting Policies - Derivatives Financial Instruments of the notes to the unaudited consolidated condensed statements:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2017	2016	2017	2016
Revolving credit agreement	5.4%	4.4%	$ 19.6 million	$ 20.3 million
Term note	5.8%	4.6%	$ 3.9 million	$ 9.7 million
Foreign term debt	2.7%	4.2%	$ 8.1 million	$ 10.3 million
Other income, net, consists principally of $0.3 million of rental income earned from the lease of the Company's Cork, Ireland ("Irish building") facility and grant income realized due to the sale of the Irish building in the first three months of fiscal 2018 compared with $0.1 million in the first three months of fiscal 2017. The Company also had a gain of $1.4 million in the first three months of fiscal 2018 compared with a nominal amount in the first three months of fiscal 2017. The majority of the gain recognized was due to the sale of the Irish building. See Note 10, Assets Held for Sale and Disposal for further discussion on the sale of the Irish building in the first three months of fiscal 2018.

Income Taxes
The Company’s effective tax rate in the first three months of fiscal 2018 was 21%, compared with (14)% in the comparable period in fiscal 2017. This increase is primarily driven by discrete tax benefits of $0.7 million, primarily related to tax legislation enacted in the first quarter of fiscal 2018 and tax impacts related to the sale of the Irish building, partially offset by an increase in year-to-date non-U.S. income in the first quarter of fiscal 2018 compared to the first quarter in fiscal 2017. The effective tax rate differs from the U.S. federal statutory rate primarily due to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
In the first quarter of fiscal 2018, the U.S. enacted the Act which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35% to 21% results in a blended statutory tax rate of 24.5% for the fiscal year ending September 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending September 30, 2018.
The Company revalued its gross U.S. deferred taxes and the related valuation allowance, as a result of the Act. The revaluation, which is considered complete, resulted in a discrete tax benefit of $0.2 million during the first quarter of fiscal 2018. Other provisions of the Act, including the one-time transition tax, are considered provisional as final transition impacts of the Act may differ from the above estimate, due to changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the first quarter of fiscal 2018 no charge to tax expense was recorded related to the one-time transition tax. Additionally, the Company released $0.3 million of valuation allowance in the first quarter of fiscal 2018 on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act. The change in assessment of the realization of deferred taxes as a result of the Act is provisional as of the first quarter of fiscal 2018 as the Company will continue to analyze the necessary information and evaluate assumptions made in its assessment of the realization of its deferred tax assets.
Net Loss
Net loss was $0.9 million during the first three months of fiscal 2018, compared with a net loss of $2.6 million in the comparable period of fiscal 2017.  Net loss decreased primarily due to the decrease in selling, general and administrative costs, the gain on the sale of the Irish building and the tax benefits realized as noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2017	2016
Net loss	$(911)	$(2,609)
Adjustments:
Depreciation and amortization expense	2,191	2,515
Interest expense, net	435	664
Income tax expense (benefit)	(240)	327
EBITDA	1,475	897
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(36)	4
Other income, net (2)	(316)	(107)
Gain on disposal of operating assets (3)	(1,400)	(6)
Equity compensation (4)	194	158
LIFO impact (5)	52	107
Orange expansion (6)	—	953
Adjusted EBITDA	$(31)	$2,006

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary and in the three months ended 2018, grant income was realized as it relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and sale of the Ireland building and the carrying value shown on the Company’s books.

(4)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2007 Long-Term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(5)	Represents the increase in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(6)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.
B. Liquidity and Capital Resources
Cash and cash equivalents were $1.1 million at December 31, 2017 compared with $1.4 million at September 30, 2017. At December 31, 2017, approximately $0.9 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries.
Operating Activities
The Company’s operating activities from operations provided $0.5 million of cash in the first three months of fiscal 2018, compared with $0.8 million of cash used by operating activities in the first three months of fiscal 2017. The cash provided by operating activities in the first three months of fiscal 2018 was primarily due to depreciation and amortization of $2.2 million, offset by a gain on sale of Irish building and other assets of $1.4 million, a net source of working capital of $1.3 million, and $0.7 million of other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $0.9 million. The cash provided for working capital was primarily due to a $1.4 million decrease in accounts receivables and $1.0 million decrease in inventory.
The Company’s operating activities used $0.8 million of cash in the first three months of fiscal 2017.  The cash used by operating activities in the first three months of fiscal 2017 was primarily due to a net loss of $2.6 million and a net use of working capital of $1.4 million, partially offset by $2.5 million of depreciation and amortization and $0.7 million of other non-cash items, such as equity based compensation and LIFO effect. The cash used for working capital was primarily due to a $1.6 million increase in accounts receivables as a result to higher sales.

Investing Activities
Cash used for investing activities was $0.7 million in the first three months of fiscal 2018, compared with $0.4 million in the first three months of fiscal 2017. In addition to the $0.7 million expended during the first three months of fiscal 2018, $0.4 million was committed for future capital expense as of December 31, 2017. The Company anticipates that total fiscal 2018 capital expenditures will be within the range of $3.5 million to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.
Financing Activities
Cash used by financing activities was $0.1 million in the first three months of fiscal 2018, compared with cash provided by financing activities of $1.7 million in the first three months of fiscal 2017.
The Company had repayments of $0.7 million of long-term debt, of which $0.2 million is a repayment under its term loan and repayments of $0.5 million under its foreign long-term loan, compared to $12.2 million in repayments in the comparable prior period of which $11.6 million of repayments related to the term loan after entering into the November 9, 2016 Credit Facility and $0.6 million under its foreign long-term loan in fiscal 2017. The principal reason for the term loan repayment in the prior period was due to the modification of the debt structure, as discussed herein.
The Company had net borrowings from the revolver under the Credit Facility of $0.2 million in the first three months of fiscal 2018, compared with $12.6 million of net borrowings in the first three months of fiscal 2017. The net borrowings in the first three months in fiscal 2017 were used to repay long-term debt.
On November 9, 2016, the Company entered into a Credit Facility with its Lender. The new Credit Facility matures on June 25, 2020 and consisted of senior secured loans in the aggregate principal amount of up to $39.9 million. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35.0 million, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4.9 million (the “Term Facility”). The new Term Facility is repayable in monthly installments of $0.1 million which began December 1, 2016. The terms of the Credit Facility contain both a lock-box arrangement and a subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Credit Facility were used to repay the amounts previously outstanding under the Company’s previous Credit Agreement and for working capital, general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender. See Note 1, Summary of Significant Accounting Policies - Derivative Financial Instruments for further discussion.
Borrowings bears interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 5.4% at December 31, 2017 and the term loan has a rate of 5.6% at December 31, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
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
On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 10, Assets Held for Sale and Disposal to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.

On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, (iii) adjust the calculation of EBITDA and certain financial covenants, and (iv)  revise the financial covenants by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of December 31, 2017. Absent the Third Amendment, the Company would not have been in compliance with its financial loan covenant as of December 31, 2017.
The Company incurred debt issuance costs and certain costs were written off during the first quarter of fiscal 2017. See Note 4, Debt for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Facility. The cash proceeds from the sale of the Irish building approximate $3.1 million, of which $2.4 million, net proceeds after taxes and fees, will be used to pay down the Credit Facility, $0.7 million will reduce Term Facility and the remaining balance is expected to reduce the revolving credit facility. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Facility.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed, except for the following:

Income taxes
On December 22, 2017, the U.S. enacted the Tax Cut and Jobs Act (the "Act") which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same day of the Act, the Securities and Exchange Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff issuing SAB 118 recognized that a Company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions and its election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future material U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.

D. Impact of Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls. The Company has engaged a third party to assist with its efforts.

E. Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-09 was adopted by the Company effective October 1, 2017.

This guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company changed its policy to recognize the impact of forfeitures when they actually occur. There was no impact to the consolidated condensed financial statements as of October 1, 2017.   Also, this guidance requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the consolidated condensed statement of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively, and for the first quarter of fiscal 2017, impact between operating activities to financing activities was nominal. This guidance also requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning October 1, 2017 by the Company. Due to the Company having recorded a domestic valuation allowance, the tax impact upon adoption of this ASU was not material to the consolidated condensed financial statements. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU in the first quarter ended December 31, 2017 had no impact on the Company's consolidated condensed financial statements.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2017 Annual Report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of December 31, 2017.

•	Key controls within IT general and application controls for domestic operations were not operating effectively.

•	Key controls within business and IT processes were not designed and operating effectively at Maniago.

•	Due to a lack of resources in accounting personnel, the Company did not evaluate a complex accounting issue in a timely manner.
The control environment deficiencies described above could have resulted in a failure to prevent or detect a material misstatement in our financial statements due to the omission of information or inappropriate conclusions regarding information required to be recorded, processed, summarized, and reported in the Company’s SEC reports. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weaknesses identified in our control environment, management is taking the following actions to remediate the material weaknesses:

•
Implement robust security and access reviews at a level of precision necessary to ensure they are timely and appropriate, including monitoring activities for users with privileged access. The Company is making progress and will continue to explore other information technology tools with additional detective and monitoring controls to mitigate this risk.

•
Management is unable to remediate the Company’s Maniago IT general controls for fiscal year 2018. However, management will continue to perform a quarterly evaluation of business process control effectiveness, implement periodic monitoring controls over its financial review procedures, and deploy additional resources to enhance its internal controls over financial reporting.

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

Although we expect to make meaningful progress in our remediation plan during fiscal year 2018, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

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
Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more complete description of our outstanding material legal proceedings, see Note 8, Commitments and Contingencies.
Item 5. Other Information
On February 8, 2018, the Company entered into its Third Amendment Agreement ("Third Amendment") to its Credit Facility, as further described under Part I – Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – B. Liquidity and Capital Resources of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. The Third Amendment is included as Exhibit 10.11 to this Quarterly Report on Form 10-Q.
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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated January 31, 2017 and incorporated herein by reference
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

10.5	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference

10.6	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference
10.7	Award agreement between the Company and Peter W. Knapper, granted June 29, 2016, filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 2016, and incorporated herein by reference
10.8
Amended and Restated Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company's Form 8-K dated November 15, 2016, and incorporated herein by reference

10.9
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.10
Second Amendment to the Amended and Restated Credit and Security Agreement, dated August 4, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

*10.11
Third Amendment to the Amended and Restated Credit and Security Agreement, dated February 8, 2018, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee

10.12
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.13	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.14	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.15	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 filed with the SEC on February 8, 2018, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2017 and 2016, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2017 and 2016, (iii) Consolidated Condensed Balance Sheets at December 31, 2017 and September 30, 2017, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2017 and 2016, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 8, 2018	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	/s/ Thomas R. Kubera
Thomas R. Kubera
Interim Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer)