Form 10-Q
period 2018-03-31
SIFCO INDUSTRIES INC
filed 2018-05-04
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at March 31, 2018 was 5,691,164

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net sales	$27,794	$31,302	$52,044	$62,776
Cost of goods sold	25,265	27,643	47,487	54,948
Gross profit	2,529	3,659	4,557	7,828
Selling, general and administrative expenses	3,861	4,396	7,933	9,699
Amortization of intangible assets	433	573	858	1,165
Gain on disposal of operating assets	(29)	—	(1,429)	(6)
Operating loss	(1,736)	(1,310)	(2,805)	(3,030)
Interest income	(14)	(16)	(29)	(30)
Interest expense	436	541	886	1,219
Foreign currency exchange (gain) loss, net	(43)	12	(80)	17
Other income, net	(80)	(107)	(396)	(214)
Loss from operations before income tax expense (benefit)	(2,035)	(1,740)	(3,186)	(4,022)
Income tax expense (benefit)	3	(83)	(237)	244
Net loss	$(2,038)	$(1,657)	$(2,949)	$(4,266)

Net loss per share
Basic	$(0.37)	$(0.30)	$(0.53)	$(0.78)
Diluted	$(0.37)	$(0.30)	$(0.53)	$(0.78)

Weighted-average number of common shares (basic)	5,535	5,479	5,519	5,473
Weighted-average number of common shares (diluted)	5,535	5,479	5,519	5,473
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(2,038)	$(1,657)	$(2,949)	$(4,266)
Other comprehensive income (loss):
Foreign currency translation adjustment	534	245	831	(803)
Retirement plan liability adjustment	161	214	323	448
Interest rate swap agreement adjustment	—	13	19	29
Comprehensive loss	$(1,343)	$(1,185)	$(1,776)	$(4,592)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$885	$1,399
Receivables, net of allowance for doubtful accounts of $488 and $330, respectively	26,211	25,894
Inventories, net	18,874	20,381
Refundable income taxes	99	292
Prepaid expenses and other current assets	2,016	1,644
Assets held for sale	1,027	2,524
Total current assets	49,112	52,134
Property, plant and equipment, net	37,894	39,508
Intangible assets, net	6,075	6,814
Goodwill	12,544	12,170
Other assets	175	261
Total assets	$105,800	$110,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,463	$7,560
Revolving credit agreement	16,807	18,557
Accounts payable	13,225	12,817
Accrued liabilities	7,095	6,791
Total current liabilities	44,590	45,725
Long-term debt, net of current maturities	4,048	5,151
Deferred income taxes	2,478	3,266
Pension liability	5,972	6,184
Other long-term liabilities	117	430
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares –5,691 at March 31, 2018 and 5,596 at September 30, 2017	5,691	5,596
Additional paid-in capital	9,664	9,519
Retained earnings	41,318	44,267
Accumulated other comprehensive loss	(8,078)	(9,251)
Total shareholders’ equity	48,595	50,131
Total liabilities and shareholders’ equity	$105,800	$110,887
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,949)	$(4,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,319	4,939
Amortization and write-off of debt issuance cost	110	328
Gain on disposal of operating assets	(1,429)	(6)
LIFO expense	115	225
Share transactions under company stock plan	242	325
Other long-term liabilities	(203)	202
Deferred income taxes	(896)	32
Changes in operating assets and liabilities:
Receivables	(10)	(1,245)
Inventories	1,606	2,581
Refundable taxes	194	(52)
Prepaid expenses and other current assets	(382)	322
Other assets	73	243
Accounts payable	451	881
Other accrued liabilities	(445)	597
Accrued income and other taxes	592	167
Net cash provided by operating activities	1,388	5,273
Cash flows from investing activities:
Proceeds from disposal of operating assets	3,023	48
Capital expenditures	(1,561)	(964)
Net cash provided by (used for) investing activities	1,462	(916)
Cash flows from financing activities:
Payments on long term debt	(1,936)	(12,907)
Proceeds from revolving credit agreement	34,243	45,069
Repayments of revolving credit agreement	(35,993)	(36,247)
Payment of debt issue costs	(100)	(498)
Short-term debt borrowings	3,093	2,330
Short-term debt repayments	(2,705)	(1,218)
Net cash used for financing activities	(3,398)	(3,471)
(Decrease) Increase in cash and cash equivalents	(548)	886
Cash and cash equivalents at the beginning of the period	1,399	471
Effect of exchange rate changes on cash and cash equivalents	34	(1)
Cash and cash equivalents at the end of the period	$885	$1,356
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(702)	$(790)
Cash refund (paid) for income taxes, net	159	(55)
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2017 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted accounting in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2017 Annual Report on Form 10-K, except for the following:

Income taxes
On December 22, 2017, the U.S. enacted the Tax Cut and Jobs Act (the "Act") which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same date the Act was enacted, the Securities and Exchange Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff, in issuing SAB 118 recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

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

Refer to Note 5, Income Taxes.

C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, no restricted shares are included in the calculation of basic or diluted earnings per share because the effect would be anti-dilutive. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(2,038)	$(1,657)	$(2,949)	$(4,266)

Weighted-average common shares outstanding (basic and diluted)	5,535	5,479	5,519	5,473

Net loss per share – basic and diluted:
Net loss per share	$(0.37)	$(0.30)	(0.53)	$(0.78)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	140	120	125	90

D. Derivative Financial Instruments
The Company entered into an interest rate swap agreement on March 29, 2016 to reduce risk related to variable-rate debt, which was subject to changes in market rates of interest. The interest rate swap was designated as a cash flow hedge. The agreement was canceled as part of the debt modification on November 9, 2016, as further discussed in Note 4, Debt. The Company accounted for the interest rate swap termination by releasing the loss in accumulated other comprehensive loss as of December 31, 2016 into earnings. The amount incurred in interest expense was nominal. As part of the Credit Facility, described further in Note 4, Debt, the Company entered into a new interest rate swap on November 30, 2016 to reduce risk related to the variable debt over the life of the new term loan.

At March 31, 2018, the Company held one interest rate swap agreement with a notional amount of $3,572. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt was based upon LIBOR. The interest rate swap was dedesignated as a cash flow hedge as of March 31, 2018. Due to the dedesignation of the interest rate swap, future changes in the fair value are recorded in current period earnings, which are included in interest expense. The change in fair value was a $17 gain at March 31, 2018. The Company’s interest rate swap agreement had previously qualified as a fully effective cash flow hedge against the Company’s variable-rate debt. The mark-to-market valuation prior to dedesignation was a $23 asset at March 31, 2018. The Company will not offset this balance from accumulated other comprehensive loss into earnings until the forecasted transaction either effects earnings or subsequently becomes probable of not occurring. The mark-to-market valuation was a $4 asset at September 30, 2017.

E. Impact of Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows an optional reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. This ASU is effective for fiscal years, including interim periods within, beginning after December 15, 2018 with early adoption permitted in any interim period. Due to the valuation allowance in the U.S., the Company has elected not to adopt this optional reclassification.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. SIFCO has developed a project plan and is currently reviewing its contracts and evaluating the impact of the guidance on its revenue. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls. The Company has engaged a third party to assist with its efforts.

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

2.	Inventories
Inventories consist of:

	March 31, 2018	September 30, 2017
Raw materials and supplies	$5,515	$6,108
Work-in-process	6,808	7,650
Finished goods	6,551	6,623
Total inventories	$18,874	$20,381
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for 42% and 38% of the Company’s inventories at March 31, 2018 and September 30, 2017, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,434 and $8,319 higher than reported at March 31, 2018 and September 30, 2017, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2018	September 30, 2017
Foreign currency translation adjustment	$(3,776)	$(4,607)
Retirement plan liability adjustment, net of tax	(4,325)	(4,648)
Interest rate swap agreement adjustment, net of tax	23	4
Total accumulated other comprehensive loss	$(8,078)	$(9,251)
4.    Debt
Debt consists of:

	March 31, 2018	September 30, 2017
Revolving credit agreement	$16,807	$18,557
Foreign subsidiary borrowings	8,394	8,346
Capital lease obligations	297	352

Term loan	2,872	4,060
Less: unamortized debt issuance cost	(52)	(47)
Term loan less unamortized debt issuance cost	2,820	4,013
Total debt	28,318	31,268

Less – current maturities	(24,270)	(26,117)
Total long-term debt	$4,048	$5,151
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
Borrowings bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 5.5% at March 31, 2018 and the term loan has a rate of 5.6% at March 31, 2018, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned a portion of its Credit Facility to a participating Lender.

Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meet a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.

On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its Lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the

Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended March 31, 2018; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) provide that the Company must use its cash proceeds from the sale of the Irish building discussed in Note 10, Assets Held for Sale and Disposal to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.

On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, (iii) adjust the calculation of EBITDA and certain financial covenants, and (iv)  revise the financial covenants by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of March 31, 2018.

Foreign subsidiary borrowings
As of March 31, 2018 and September 30, 2017, the total foreign debt borrowings (excluding capital leases) were $8,394 and $8,346, respectively, of which $6,381 and $5,805, respectively is the current portion. Current debt as of March 31, 2018 and September 30, 2017, consist of $3,488 and $2,618 of short-term borrowings, $1,255 and $1,340 is the current portion of long-term debt, and $1,638 and $1,847 of factoring, respectively. Interest rates on the term note are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. The carrying value of the receivables pledged as collateral were $3,889 and $3,548 at March 31, 2018 and September 30, 2017, respectively.

Debt issuance costs
The Company incurred debt issuance costs related to the prior Credit Agreement in the amount of $724. However, due to the previous Credit Agreement being modified in November 2016, the Company wrote off $241 of debt issuance costs and incurred an additional $497 in debt issuance costs. After considering amortization, the amount of debt issuance costs related to the Credit Facility was $785. Due to the amendments outlined above, the Company incurred additional debt issuance costs during fiscal 2017 in the amount of $64 and wrote off an additional $81 of debt issuance costs. In fiscal 2018, in connection with the Third Amendment, the Company incurred an additional $100 of deferred debt issuance costs. The amortized costs are included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $868 is split between the Term Facility and the revolving credit facility. The portion noted above within the debt table relates to the Term Facility in the amount of $75, net of amortization of $23 at March 31, 2018. The remaining $793 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $269 at March 31, 2018.
5.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2018 was 7%, compared with (6)% for the same period of fiscal 2017. This increase is primarily driven by discrete tax benefits of $718 primarily related to tax legislation enacted during the first quarter of fiscal 2018 and tax impacts related to the sale of the Cork, Ireland building discussed further in Note 10, Assets Held for Sale and Disposal, partially offset by an increase in year-to-date non-U.S. income in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
In the second quarter of fiscal 2018, the Company's estimate with respect to the one-time transition tax remains provisional as final transition impacts may differ from the initial provisional estimate due to changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the second quarter of fiscal 2018, no charge to tax expense was recorded related to the one-time transition tax.

Additionally, as of the second quarter of fiscal 2018, the Company's estimate with respect to the impact of the Act upon its assessment of the realization of deferred taxes remains provisional as the Company continues to analyze the necessary information and evaluate assumptions made. During the first six months of fiscal 2018, the Company has released $305 of valuation allowance on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Service cost	$63	$78	$126	$157
Interest cost	239	220	479	440
Expected return on plan assets	(401)	(404)	(803)	(809)
Amortization of net loss	161	214	323	429
Net periodic cost	$62	$108	$125	$217
During the six months ended March 31, 2018 and 2017, the Company made no contributions to its defined benefit pension plans. The Company anticipates making $45 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2018 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2018. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2018.

7.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan") , which was further amended and restated under the 2016 Long-Term Incentive Plan ("2016 Plan"). The aggregate number of shares that may be awarded by the Company was increased pursuant to 646 less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
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
During the first six months of fiscal 2018, the Company granted 119 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 68 performance shares and 51 shares of time-based restricted shares, with a grant date fair value of $6.70. The award vests over three years. During the first half of the fiscal year, 5 performance shares and 3 time-based restricted shares were forfeited.
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

During the first six months of fiscal 2018, the company granted its non-employee directors 47 restricted shares under the 2016 Plan, with a grant date fair value of $6.55, which vests over one year. One award for 33 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 255 shares that remain available for award at March 31, 2018. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $242 and $345 during the first six months of fiscal 2018 and 2017, respectively and expense of $47 for the three months ended in the second quarter of fiscal 2018 and $187 for the three months ended in the second quarter of fiscal 2017. As of March 31, 2018, there was $1,120 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.6 years.

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
The Company was a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; and unfair competition. Although the Company records reserves for legal disputes and other matters in accordance with generally accepted accounting principles in the United States of America ("GAAP"), the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company recorded an estimated loss of $385 as of September 30, 2017 of which $5 was paid as of September 30, 2017. An additional amount of $11 was incurred in fiscal 2018 and $391 was paid during the second quarter of fiscal 2018.

9.	Restructuring Costs
The Company completed the closure of the Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are processed and manufactured by the Cleveland, Ohio location. As a result of the closure, Alliance incurred non-cash charges as of September 30, 2017. The remaining estimated exit costs were expensed as incurred, which included workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 were approximately $215, of which a $15 was paid by September 30, 2017 and the remainder was paid in the first quarter of fiscal 2018.
10.    Assets Held for Sale and Disposal
The Company had assets held for sale as it related to the Cork, Ireland building and the Alliance building and certain machinery and equipment. In the first quarter of fiscal 2018, the Company signed a purchase agreement with a buyer for the sale of the building located in Cork, Ireland. The sale transaction was finalized on December 15, 2017 for cash proceeds of approximately $3,078, resulting in an approximate gain of $1,545. The net cash proceeds were received in January 2018. A portion of the net cash proceeds in the amount of $2,447 was used to pay down the Term Facility and revolving credit facility as further discussed in Note 4, Debt.

The Alliance building and machinery and equipment are recorded as assets held for sale in the consolidated condensed balance sheets. The assets held for sale balance at March 31, 2018 and September 30, 2017 were $1,027 and $2,524, respectively. The balance at March 31, 2018 represents the Alliance building and certain machinery and equipment that continues to meet the asset held for sale classification due to the circumstances of the closure of Alliance and expected plan to sell. The Alliance assets fair value are stated at its orderly liquidation value. The Company expects to sell these assets during fiscal 2018.

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

The Company is engaged in the production of forgings and machined components primarily for the A&E markets. The processes and services provided by the Company include forging, heat-treating, machining, subassembly, and test. The Company operates under one business segment.

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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. The Company finalized the closure of its Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are being processed and manufactured by its Cleveland, Ohio ("Cleveland") location. As a result of the closure of Alliance, impairment costs and restructuring costs were recorded in fiscal 2017. The remaining estimated exit costs were expensed as incurred, which include workforce reduction costs of $0.2 million, which were paid in the first quarter of fiscal 2018. Certain machinery and equipment and the building remain classified as assets held for sale as of March 31, 2018.

The Company completed the sale of the Cork, Ireland building on December 15, 2017, see Note 10, Asset Held for Sale and Disposal.

Six Months Ended March 31, 2018 compared with Six Months Ended March 31, 2017

Net Sales
Net sales for the first six months of fiscal 2018 decreased 17.1% to $52.0 million, compared with $62.8 million in the comparable period of fiscal 2017. Net sales comparative information for the first six months of fiscal 2018 and 2017 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/(Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$27.6	$31.5	$(3.9)
Rotorcraft	10.8	10.5	0.3
Energy components for power generation units	12.2	15.5	(3.3)
Commercial product and other revenue	1.4	5.3	(3.9)
Total	$52.0	$62.8	$(10.8)
The decrease in commercial product and other revenue sales is largely driven by a decrease in the Hellfire II missile program due to timing of orders. The decrease in fixed wing aircraft sales is primarily due to changes in build demand of Rolls Royce AE Engines due to a buffering plan for a customer plant closure which increased sales in fiscal 2017 and changes in build demand of certain legacy programs such as the Boeing 737NG, Boeing 777 and Airbus A320CEO, partially offset by improved pricing on certain programs. Energy components for power generation units decreased by $3.3 million compared with the same period last year, of which $2.6 million related to the closure of the Alliance location due to decreased demand from a major customer, and $0.5 million due to planned refurbishment of a hammer at the Maniago, Italy ("Maniago") location that was completed in the first quarter of fiscal 2018.
Commercial net sales were 55.9% of total net sales and military net sales were 44.1% of total net sales in the first six months of fiscal 2018, compared with 56.6% and 43.4%, respectively, in the comparable period in fiscal 2017.  Military net sales decreased by $4.3 million to $23.0 million in the first six months of fiscal 2018, compared with $27.3 million in the comparable period of fiscal 2017, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $6.5 million to $29.0 million in the first six months of fiscal 2018, compared with $35.6 million in the comparable period of fiscal 2017 primarily due to changes in legacy program build rates and closure of the Alliance location mentioned above.
Cost of Goods Sold
Cost of goods sold decreased by $7.4 million, or 13.6%, to $47.5 million, or 91.2% of net sales, during the first six months of fiscal 2018, compared with $54.9 million or 87.5% of net sales, in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned. The Company leveraged its lower volume by reducing labor costs by $2.6 million and utility expense by $0.7 million as well as a lower scrap expense of $0.4 million partially offset by a $0.6 million charge in excess and obsolete inventory for related inventory of its Alliance location.
Gross Profit
Gross profit decreased $3.3 million to $4.6 million during the first six months of fiscal 2018, compared with $7.8 million in the comparable period of fiscal 2017. Gross margin percent of sales was 8.8% during the first six months of fiscal 2018, compared with 12.5% in the comparable period in fiscal 2017. The decrease in gross profit was primarily due to lower sales volume and mix and the inventory write-down of its Alliance location.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.9 million, or 15.2% of net sales during the first six months of fiscal 2018, compared with $9.7 million, or 15.5% of net sales in the comparable period of fiscal 2017. The decrease in selling, general and administrative expenses is primarily due to $1.9 million in lower expansion costs related to one of the Company's plant locations.
Amortization of Intangibles and Asset Impairment of Long-lived Assets
Amortization of intangibles decreased $0.3 million to $0.9 million during the first six months of fiscal 2018, compared with $1.2 million in the comparable period of fiscal 2017. The decrease was due to the impairment of certain definite-lived intangible assets related to the Alliance location in the third quarter of fiscal 2017.
Other/General
Interest expense decreased $0.3 million to $0.9 million in the first six months of fiscal 2018, compared with $1.2 million in the same period in fiscal 2017. The decrease is primarily due to a $0.2 million prior period write-off of deferred financing costs associated with the Company’s Amended and Restated Credit and Security Agreement ("Credit Facility") with its lender in fiscal 2017 and lower borrowing in the current period. See Note 4, Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2018 and 2017. The Company entered into an interest rate swap in the prior year as discussed in Note 1, Summary of Significant Accounting Policies - Derivatives Financial Instruments of the notes to the unaudited consolidated condensed statements:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2018	2017	2018	2017
Revolving credit agreement	5.5%	4.6%	$ 18.1 million	$ 22.7 million
Term note	5.8%	5.0%	$ 3.5 million	$ 7.2 million
Foreign term debt	3.1%	3.0%	$ 8.1 million	$ 9.8 million
Other income, net, consists principally of $0.4 million of rental income earned from the lease of the Company's Cork, Ireland ("Irish building") facility and grant income realized due to the sale of the Irish building in the first six months of fiscal 2018 compared with $0.2 million in the first six months of fiscal 2017. No further rental income is expected to be received since the sale of the building was finalized in the first quarter of fiscal 2018. The Company also had a gain of $1.4 million in the first six months of fiscal 2018 compared with a nominal amount in the first six months of fiscal 2017. The majority of the gain recognized was due to the sale of the Irish building. See Note 10, Assets Held for Sale and Disposal for further discussion on the sale of the Irish building in fiscal 2018.
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2018 was 7%, compared with (6)% for the same period of fiscal 2017. This increase is primarily driven by discrete tax benefits of $0.7 million primarily related to tax legislation enacted during the first quarter of fiscal 2018 and tax impacts related to the sale of the Cork, Ireland building discussed further in Note 10, Assets Held for Sale and Disposal, partially offset by an increase in year-to-date non-U.S. income in fiscal 2018 compared with fiscal 2017. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
As of the second quarter of fiscal 2018, the Company's estimate with respect to the one-time transition tax remains provisional as final transition impacts may differ from the initial provisional estimate due to changes in interpretations of the Tax Cut and Jobs Act (the "Act"), any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the second quarter of fiscal 2018, no charge to tax expense was recorded related to the one-time transition tax.
Additionally, as of the second quarter of fiscal 2018, the Company's estimate with respect to the impact of the Act upon its assessment of the realization of deferred taxes remains provisional as the Company continues to analyze the necessary information and evaluate assumptions made. As of the second quarter of fiscal 2018, the Company has released $0.3 million of valuation allowance on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act.
Net Loss
Net loss was $2.9 million during the first six months of fiscal 2018, compared with a net loss of $4.3 million in the comparable period of fiscal 2017.  Net loss decreased primarily due to the decrease in selling, general and administrative costs, the gain on the sale of the Irish building and the tax benefits realized as noted above, partially offset by lower gross profit on sales.

Three Months Ended March 31, 2018 compared with Three Months Ended March 31, 2017

Net Sales
Net sales for the second quarter of fiscal 2018 decreased 11.2% to $27.8 million, compared with $31.3 million in the comparable period of fiscal 2017. Net sales comparative information for the second quarter of fiscal 2018 and 2017 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$15.1	$16.8	$(1.7)
Rotorcraft	5.3	5.6	(0.3)
Energy components for power generation units	6.1	7.8	(1.7)
Commercial product and other revenue	1.3	1.1	0.2
Total	$27.8	$31.3	$(3.5)
Total net sales for the Company decreased $3.5 million in the second quarter of fiscal 2018 compared with the comparable period of fiscal 2017. The decrease in fixed wing aircraft sales is primarily due to timing or decline in demand of the Boeing 737NG, Boeing 777, and Airbus A320CEO legacy programs, partially offset by improved pricing on certain programs. Energy components for power generation units decreased by $1.7 million compared to the same period last year, primarily due to $1.5 million related to the closure of the Alliance location.
Commercial net sales were 55.4% of total net sales and military net sales were 44.6% of total net sales in the second quarter of fiscal 2018, compared with 59.5% and 40.5%, respectively, in the comparable period of fiscal 2017.  Military net sales decreased by $0.3 million to $12.4 million in the second quarter of fiscal 2018, compared with $12.7 million in the comparable period of fiscal 2017, primarily due to timing of orders with the Hellfire II.  Commercial net sales decreased $3.2 million to $15.4 million in the second quarter of fiscal 2018, compared with $18.6 million in the comparable period of fiscal 2017 primarily due to the changes in build rates to the programs mentioned above.
Cost of Goods Sold
Cost of goods sold decreased by $2.4 million, or 8.6% to $25.3 million, or 90.9% of net sales, during the second quarter of fiscal 2018, compared with $27.6 million or 88.3% of net sales, in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned. The Company leveraged lower volume by reducing labor costs by $1.0 million and utility expense of $0.3 million, partially offset by $0.6 million charge in excess and obsolete inventory for related inventory from its Alliance location.
Gross Profit
Gross profit decreased $1.1 million to $2.5 million during the second quarter of fiscal 2018, compared with $3.7 million in the comparable period of fiscal 2017. Gross margin was 9.1% during the second quarter of fiscal 2018, compared with 11.7% in the comparable period in fiscal 2017. The decrease in gross profit was primarily due to the lost margin on the sales related to Alliance due to its closure in October 2017 and product mix partially offset by certain price increases in effect in the second quarter as noted above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.9 million, or 13.9% of net sales, during the second quarter of fiscal 2018, compared with $4.4 million, or 14.0% of net sales, in the comparable period of fiscal 2017. The decrease in selling, general and administrative expenses is primarily due to $0.9 million in lower expansion costs related to one of the Company's plant locations partially offset by a $0.2 million charge due to an uncollectible note receivable from a customer.
Amortization of Intangibles and Asset Impairment of Long-lived Assets
Amortization of intangibles was $0.4 million during the second quarter of fiscal 2018 compared with $0.6 million in the comparable period in fiscal 2017. The decrease in amortization was due to impairment of certain intangibles in fiscal 2017.
Other/General
Interest expense was $0.4 million in the second quarter of fiscal 2018 compared with $0.5 million in the same period of fiscal 2017. The decrease in interest expense was due to lower borrowings.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarter of both fiscal 2018 and 2017:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2018	2017	2018	2017
Revolving credit agreement	5.7%	4.8%	$ 16.6 million	$ 25.0 million
Term note	5.8%	5.8%	$ 3.1 million	$ 4.6 million
Foreign term debt	3.4%	3.7%	$ 8.1 million	$ 9.3 million
Other income, net, was $0.1 million for a grant earned at one of our locations in the second quarter of fiscal 2018 compared to the $0.1 million in the second quarter of fiscal 2017, which was principally rental income earned from the lease of the Company's Cork, Ireland facility. No further rental income is expected to be received since the sale of the building was finalized in the first quarter of fiscal 2018. See Note 10, Assets Held for Sale and Disposal for further discussion on the sale of the Irish building in fiscal 2018.
Income Taxes
The Company’s effective tax rate in the second quarter of fiscal 2018 was less than (1%), compared with 5% in the comparable period in fiscal 2017. The effective tax rate was higher in the second quarter of fiscal 2017 in comparison to the second quarter of fiscal 2018, primarily related to the impact of a discrete tax benefit recorded during the second quarter of fiscal 2017. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $2.0 million during the second quarter of fiscal 2018, compared with net loss of $1.7 million in the comparable period of fiscal 2017. Net loss increased primarily due to the items noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Net loss	$(2,038)	$(1,657)	$(2,949)	$(4,266)
Adjustments:
Depreciation and amortization expense	2,128	2,424	4,319	4,939
Interest expense, net	422	525	857	1,189
Income tax expense (benefit)	3	(83)	(237)	244
EBITDA	515	1,209	1,990	2,106
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(43)	12	(80)	17
Other income, net (2)	(80)	(107)	(396)	(214)
Gain on disposal of operating assets (3)	(29)	—	(1,429)	(6)
Equity compensation (4)	47	187	242	345
LIFO impact (5)	63	118	115	225
Orange expansion (6)	—	931	—	1,883
Adjusted EBITDA	$473	$2,350	$442	$4,356

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, primarily rental income from the Company's Irish subsidiary and in the three and six months ended March 31, 2018, grant income was realized as it relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and sale of the Ireland building and the carrying value shown on the Company’s books.

(4)	Represents the equity-based compensation benefit and expense recognized by the Company under its 2016 Long-Term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(5)	Represents the increase in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(6)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.
B. Liquidity and Capital Resources
Cash and cash equivalents were $0.9 million at March 31, 2018 compared with $1.4 million at September 30, 2017. At March 31, 2018, approximately $0.8 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries.
Operating Activities
The Company’s operating activities provided $1.4 million of cash in the first six months of fiscal 2018, compared with $5.3 million of cash provided by operating activities in the first six months of fiscal 2017. The cash provided by operating activities in the first six months of fiscal 2018 was primarily due a net source of working capital of $2.1 million, depreciation and amortization of $4.3 million, offset by a gain on sale of Irish building and other assets of $1.4 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $2.9 million. The cash provided for working capital was primarily due to a $1.6 million of further reductions in inventory.
The Company’s operating activities provided $5.3 million of cash in the first six months of fiscal 2017. The cash provided by operating activities in the first six months of fiscal 2017 was primarily due to depreciation and amortization of $4.9 million, a net source of working capital of $3.5 million, and $1.1 million of other non-cash items, such as equity based compensation and LIFO effect, partially offset by net loss of $4.3 million. The cash provided for working capital was primarily due to a $2.6 million decrease in inventory as a result of management's focus on inventory management.
Investing Activities
Cash provided by investing activities was $1.5 million in the first six months of fiscal 2018, compared with cash used for investing activities of $0.9 million in the first six months of fiscal 2017. In addition to the $1.6 million expended during the first six months of fiscal 2018, $1.1 million was committed for future capital expenditures as of March 31, 2018. The Company anticipates that total fiscal 2018 capital expenditures will be within the range of $3.5 million to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.
Financing Activities
Cash used by financing activities was $3.4 million in the first six months of fiscal 2018, compared with cash used by financing activities of $3.5 million in the first six months of fiscal 2017.
The Company had repayments of $1.9 million of long-term debt, of which $1.2 million is a repayment under its term loan and repayments of $0.7 million under its foreign long-term loan, compared to $12.9 million in repayments in the comparable prior period of which $11.9 million of repayments related to the term loan after entering into the November 9, 2016 Credit Facility (as described further below) and $1.0 million under its foreign long-term loan in fiscal 2017. The principal reason for the term loan repayment in the prior period was due to the modification of the debt structure, as discussed herein.
The Company had net repayments from the revolver under the Credit Facility of $1.8 million in the first six months of fiscal 2018, compared with $8.8 million of net borrowings in the first six months of fiscal 2017. The net borrowings in the first six months in fiscal 2017 were used to repay long-term debt.
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
Borrowings bears interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 5.5% at March 31, 2018 and the term loan has a rate of 5.6% at December 31, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
The Company entered into its First Amendment Agreement ("First Amendment") to the Credit Facility on February 16, 2017. The First Amendment assigned its Lender as Administrative Agent and assigned portion of its Credit Facility to another participating Lender.
Under the Company's Credit Facility, the Company is subject to certain customary loan covenants. These include, without limitation, covenants that require maintenance of certain specified financial ratios, including that the Company meet a minimum EBITDA and the maintenance of a minimum fixed charge coverage ratio to commence on September 30, 2017. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.
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
On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, (iii) adjust the calculation of EBITDA and certain financial covenants, and (iv)  revise the financial covenants by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of March 31, 2018.
The Company incurred debt issuance costs related to the above amendments in fiscal 2018 and 2017 and certain costs were written off during the first quarter of fiscal 2017. See Note 4, Debt for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Facility. The cash proceeds from the sale of the Irish building approximate $3.1 million, of which $2.4 million, net proceeds after taxes and fees, was used to pay down the Credit Facility, $0.7 million reduced the Term Facility and the remaining balance reduced the revolving credit facility. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Facility.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed, except for the following:

Income taxes
On December 22, 2017, the U.S. enacted the Tax Cut and Jobs Act (the "Act") which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same date the Act was enacted, the Securities and Exchange Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff, in issuing SAB 118 recognized that a Company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

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

D. Impact of Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows an optional reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. This ASU is effective for fiscal years, including interim periods within, beginning after December 15, 2018 with early adoption permitted in any interim period. Due to the valuation allowance in the U.S., the Company has elected not to adopt this optional reclassification.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. It has developed a project plan and is currently reviewing its contracts and evaluating the impact of the guidance on its revenue. The Company has determined that many of its long-term agreements contain variable consideration clauses and is in the process of quantifying the impact to its consolidated financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time. As such, SIFCO continues to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls. The Company has engaged a third party to assist with its efforts.

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
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2017 Annual Report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of March 31, 2018.

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

•
Management is unable to remediate the Company’s Maniago IT general controls prior to the end of fiscal year 2018. However, management will continue to perform a quarterly evaluation of business process control effectiveness, implement periodic monitoring controls over its financial review procedures, and deploy additional resources to enhance its internal controls over financial reporting.

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
Part II. Other Information

Items 1A, 3, 4, and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
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
Item 5. Other Information
On May 4, 2018, the Company entered into a Change in Control Agreement and Separation Agreement (the “Change in Control Agreement”) with Thomas R. Kubera, Chief Accounting Officer and Interim Chief Financial Officer effective as of May 1, 2018. Under the terms of the Change in Control Agreement, in the event of a qualifying termination (as such term is defined in the Change in Control Agreement) of Mr. Kubera's employment, the Company will provide certain severance benefits to Mr. Kubera. Such severance benefits principally include (a) a lump-sum payment equal to 1.0 times Mr. Kubera’s annual salary at the qualifying termination, and (b) continuation of certain medical and dental benefits for a period of 12 months. The foregoing description of the Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Change in Control Agreement attached to this Current Report on Form 10-Q as Exhibit 10.17 and incorporated herein by reference.
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

10.11
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
10.16
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

*10.17	Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective May 4, 2018
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on May 4, 2018, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2018 and 2017, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2018 and 2017, (iii) Consolidated Condensed Balance Sheets at March 31, 2018 and September 30, 2017, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2018 and 2017, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 4, 2018	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	/s/ Thomas R. Kubera
Thomas R. Kubera
Interim Chief Financial Officer & Chief Accounting Officer
(Principal Financial Officer)