Form 10-Q
period 2018-06-30
SIFCO INDUSTRIES INC
filed 2018-08-09
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at June 30, 2018 was 5,691,164.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net sales	$28,681	$30,167	$80,726	$92,942
Cost of goods sold	25,402	26,599	72,889	81,546
Gross profit	3,279	3,568	7,837	11,396
Selling, general and administrative expenses	3,864	3,918	11,796	13,617
Amortization of intangible assets	427	579	1,286	1,744
Loss (gain) on disposal or impairment of operating assets	357	4,369	(1,071)	4,363
Operating loss	(1,369)	(5,298)	(4,174)	(8,328)
Interest income	—	(12)	(29)	(42)
Interest expense	417	464	1,304	1,682
Foreign currency exchange (gain) loss, net	(32)	(6)	(112)	11
Other income, net	(4)	(110)	(400)	(324)
Loss before income tax (benefit) expense	(1,750)	(5,634)	(4,937)	(9,655)
Income tax (benefit) expense	(218)	568	(456)	812
Net loss	$(1,532)	$(6,202)	$(4,481)	$(10,467)

Net loss per share
Basic	$(0.28)	$(1.13)	$(0.81)	$(1.91)
Diluted	$(0.28)	$(1.13)	$(0.81)	$(1.91)

Weighted-average number of common shares (basic)	5,535	5,499	5,524	5,480
Weighted-average number of common shares (diluted)	5,535	5,499	5,524	5,480
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,532)	$(6,202)	$(4,481)	$(10,467)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,048)	1,132	(217)	329
Retirement plan liability adjustment	161	217	483	665
Interest rate swap agreement adjustment	—	(1)	19	30
Comprehensive loss	$(2,419)	$(4,854)	$(4,196)	$(9,443)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,675	$1,399
Receivables, net of allowance for doubtful accounts of $473 and $330, respectively	25,114	25,894
Inventories, net	21,032	20,381
Refundable income taxes	99	292
Prepaid expenses and other current assets	1,942	1,644
Assets held for sale	670	2,524
Total current assets	50,532	52,134
Property, plant and equipment, net	36,285	39,508
Intangible assets, net	5,512	6,814
Goodwill	12,079	12,170
Other assets	170	261
Total assets	$104,578	$110,887
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,071	$7,560
Revolver	19,492	18,557
Accounts payable	14,390	12,817
Accrued liabilities	5,854	6,791
Total current liabilities	45,807	45,725
Long-term debt, net of current maturities	4,267	5,151
Deferred income taxes	2,246	3,266
Pension liability	5,802	6,184
Other long-term liabilities	94	430
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares –5,691 at June 30, 2018 and 5,596 at September 30, 2017	5,691	5,596
Additional paid-in capital	9,850	9,519
Retained earnings	39,786	44,267
Accumulated other comprehensive loss	(8,965)	(9,251)
Total shareholders’ equity	46,362	50,131
Total liabilities and shareholders’ equity	$104,578	$110,887
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,481)	$(10,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,479	7,526
Amortization and write-off of debt issuance cost	174	382
(Gain) loss on disposal of operating assets or impairment of operating assets	(1,071)	4,363
LIFO expense	299	204
Share transactions under company stock plan	428	450
Other long-term liabilities	(212)	295
Deferred income taxes	(1,005)	185
Changes in operating assets and liabilities:
Receivables	768	(1,062)
Inventories	(991)	4,595
Refundable taxes	194	1,455
Prepaid expenses and other current assets	(377)	626
Other assets	107	255
Accounts payable	1,289	(1,172)
Other accrued liabilities	(565)	(500)
Accrued income and other taxes	(379)	542
Net cash provided by operating activities	657	7,677
Cash flows from investing activities:
Proceeds from disposal of operating assets	3,023	70
Capital expenditures	(1,776)	(1,598)
Net cash provided by (used for) investing activities	1,247	(1,528)
Cash flows from financing activities:
Proceeds from long-term debt	1,218	—
Payments on long-term debt	(2,586)	(13,659)
Proceeds from revolving credit agreement	55,907	63,628
Repayments of revolving credit agreement	(54,971)	(55,992)
Payment of debt issue costs	(100)	(498)
Short-term debt borrowings	4,744	2,649
Short-term debt repayments	(5,819)	(1,650)
Net cash used for financing activities	(1,607)	(5,522)
Increase in cash and cash equivalents	297	627
Cash and cash equivalents at the beginning of the period	1,399	471
Effect of exchange rate changes on cash and cash equivalents	(21)	1
Cash and cash equivalents at the end of the period	$1,675	$1,099
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(1,091)	$(1,224)
Cash (paid) refund for income taxes, net	(645)	1,425
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

Income taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted which, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same date the Act was enacted, the Securities and Exchange Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff, in issuing SAB 118, recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

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

Refer to Note 5, Income Taxes, for additional information.

C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, no restricted shares are included in the calculation of basic or diluted earnings per share because the effect would be anti-dilutive. The dilutive effect of the Company’s restricted shares and performance shares were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,532)	$(6,202)	$(4,481)	$(10,467)

Weighted-average common shares outstanding (basic and diluted)	5,535	5,499	5,524	5,480

Net loss per share – basic and diluted:
Net loss per share	$(0.28)	$(1.13)	(0.81)	$(1.91)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	156	98	135	93

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

At June 30, 2018, the Company held one interest rate swap agreement with a notional amount of $3,329. Cash flows related to the interest rate swap agreement are included in interest expense. The Company’s interest rate swap agreement and its variable-rate term debt was based upon LIBOR. The interest rate swap was dedesignated as a cash flow hedge as of March 31, 2018. Due to the dedesignation of the interest rate swap, future changes in the fair value are recorded in current period earnings, which are included in interest expense. The change in fair value was a $21 gain at June 30, 2018. The Company’s interest rate swap agreement had previously qualified as a fully effective cash flow hedge against the Company’s variable-rate debt. The mark-to-market valuation prior to dedesignation was a $23 asset. The Company will not offset this balance from accumulated other comprehensive loss into earnings until the forecasted transaction either effects earnings or subsequently becomes probable of not occurring. The mark-to-market valuation was a $4 asset at September 30, 2017.

E. Impact of Recently Issued Accounting Standards
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." The ASU simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated condensed financial statements.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows an optional reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. This ASU is effective for fiscal years, including interim periods within, beginning after December 15, 2018 with early adoption permitted in any interim period. Due to the valuation allowance in the U.S., the Company has elected not to adopt this optional reclassification.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. SIFCO has developed a project plan and has reviewed a representative sample of its contracts. The Company has determined that many of its long-term agreements contain variable consideration clauses and the impact is expected to be insignificant to its consolidated condensed financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. With the assistance from its third party advisor, the Company is in the process of evaluating the data output to formulate a calculation to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time and the change from point in time to over time revenue recognition is anticipated to impact the consolidated condensed financial statements. As such, SIFCO will continue to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls.

F. Recently Adopted Accounting Standards
In 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-09 was adopted by the Company effective October 1, 2017.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this ASU in the first quarter ended December 31, 2017 had no impact on the Company's consolidated condensed financial statements.

2.	Inventories
Inventories consist of:

	June 30, 2018	September 30, 2017
Raw materials and supplies	$6,407	$6,108
Work-in-process	8,373	7,650
Finished goods	6,252	6,623
Total inventories	$21,032	$20,381
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the last-in, first-out (“LIFO”) method for 55% and 38% of the Company’s inventories at June 30, 2018 and September 30, 2017, respectively. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,618 and $8,319 higher than reported at June 30, 2018 and September 30, 2017, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2018	September 30, 2017
Foreign currency translation adjustment	$(4,825)	$(4,607)
Retirement plan liability adjustment, net of tax	(4,164)	(4,648)
Interest rate swap agreement adjustment, net of tax	24	4
Total accumulated other comprehensive loss	$(8,965)	$(9,251)
4.    Debt
Debt consists of:

	June 30, 2018	September 30, 2017
Revolving credit agreement	$19,492	$18,557
Foreign subsidiary borrowings	7,398	8,346
Capital lease obligations	357	352

Term loan	2,629	4,060
Less: unamortized debt issuance cost	(46)	(47)
Term loan less unamortized debt issuance cost	2,583	4,013
Total debt	29,830	31,268

Less – current maturities	(25,563)	(26,117)
Total long-term debt	$4,267	$5,151
On November 9, 2016, the Company entered into an Amended and Restated Credit and Security Agreement ("Credit Facility") with its Lender. The Credit Facility matures on June 25, 2020 and consisted of secured loans in an aggregate principal amount of up to $39,871. The Credit Facility was comprised of (i) a senior secured revolving credit facility of a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) senior secured term loan facility in the amount of $4,871 (the "Term Facility"). The Term Facility is repayable in monthly installments of $81, which repayments commenced December 1, 2016. The terms of the Credit Facility contain both a lock-box arrangement and subjective acceleration clause. As a result, the amounts outstanding on the revolving credit facility are classified as a short-term liability. The amounts borrowed under the Credit Facility were used to repay the amounts outstanding under the Company's previous credit agreement, for working capital, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into the Credit Facility, the Company terminated its interest rate swap agreement with the Lender, as referenced in Note 1, Summary of Significant Accounting Policies - Derivative Financial Instruments.
Borrowings bear interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate, which resulted in a weighted average rate of 5.7% at June 30, 2018 and the term loan has a rate of 6.3% at June 30, 2018, which was based on LIBOR plus a 4.25% spread. Since the dedesignation of the interest rate swap at the end of the second quarter, the effective fixed rate remained 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
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

On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, and (iii) adjust the calculation of EBITDA and certain financial covenants, by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of June 30, 2018.

Foreign subsidiary borrowings
As of June 30, 2018 and September 30, 2017, the total foreign debt borrowings (excluding capital leases) were $7,398 and $8,346, respectively, of which $4,973 and $5,805, respectively is the current portion. Current debt as of June 30, 2018 and September 30, 2017, consists of $2,368 and $2,618 of short-term borrowings, $1,432 and $1,340 is the current portion of long-term debt, and $1,173 and $1,847 of factoring, respectively. Interest rates on the term note are based on Euribor rates which range from 1.0% to 4.0%. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet. The carrying value of the receivables pledged as collateral were $2,641 and $3,548 at June 30, 2018 and September 30, 2017, respectively.

Debt issuance costs
The Company incurred debt issuance costs related to the prior credit agreement in the amount of $724. However, due to the prior credit agreement being modified in November 2016, the Company wrote off $241 of debt issuance costs and incurred an additional $497 in debt issuance costs. After considering amortization, the amount of debt issuance costs related to the Credit Facility was $785. Due to the amendments outlined above, the Company incurred additional debt issuance costs during fiscal 2017 in the amount of $64 and wrote off an additional $81 of debt issuance costs. In fiscal 2018, in connection with the Third Amendment, the Company incurred an additional $100 of deferred debt issuance costs. The amortized costs are included in interest expense in the accompanying consolidated condensed financial statements. Total debt issuance cost in the amount of $868 is split between the Term Facility and the revolving credit facility. The portion noted above within the debt table relates to the Term Facility in the amount of $75, net of amortization of $29 at June 30, 2018. The remaining $793 of debt issuance cost relates to the revolving credit facility. This portion is shown in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $327 at June 30, 2018.

Refer to Note 11, Subsequent Events, for further information related to the new Credit Agreement signed with a new lender subsequent to June 30, 2018.

5. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2018 was 9%, compared with (8)% for the same period of fiscal 2017. This increase is primarily driven by discrete tax benefits of $759 primarily related to tax legislation enacted during the first quarter of fiscal 2018 and tax impacts related to the sale of the Cork, Ireland building discussed further in Note 10, Assets Held for Sale and Disposal. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
In the third quarter of fiscal 2018, the Company's estimate with respect to the one-time transition tax remains provisional as final transition impacts may differ from the initial provisional estimate due to changes in interpretations of the Act, any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the third quarter of fiscal 2018, no charge to tax expense was recorded related to the one-time transition tax.
Additionally, as of the third quarter of fiscal 2018, the Company's estimate with respect to the impact of the Act upon its assessment of the realization of deferred taxes remains provisional as the Company continues to analyze the necessary information and evaluate assumptions made. During the first nine months of fiscal 2018, the Company has released $305 of valuation allowance on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Service cost	$63	$78	$189	$235
Interest cost	240	221	719	662
Expected return on plan assets	(402)	(404)	(1,205)	(1,211)
Amortization of net loss	161	215	483	646
Net periodic cost	$62	$110	$186	$332
During the nine months ended June 30, 2018 and 2017, the Company made $22 and $0 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $23 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2018 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2018. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2018.

7.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan") , which was further amended and restated under the 2016 Long-Term Incentive Plan ("2016 Plan"). The aggregate number of shares that may be awarded by the Company was increased by 646 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
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
During the first nine months of fiscal 2018, the Company granted 119 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 68 performance shares and 51 shares of time-based restricted shares, with a grant date fair value of $6.70. The award vests over three years. During the first nine months of the fiscal year, 5 performance shares and 3 time-based restricted shares were forfeited.
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
During the first nine months of fiscal 2018, the company granted its non-employee directors 47 restricted shares under the 2016 Plan, with a grant date fair value of $6.55, which vests over one year. One award for 33 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 255 shares that remain available for award at June 30, 2018. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $428 and $484 during the first nine months of fiscal 2018 and 2017, respectively and expense of $186 and $139 for the third quarter of fiscal 2018 and 2017, respectively. As of June 30, 2018, there was $934 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.

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
The Company completed the closure of the Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are processed and manufactured by the Cleveland, Ohio location. As a result of the closure, Alliance incurred non-cash charges as of September 30, 2017. The remaining estimated exit costs were expensed as incurred, which included workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 were approximately $215, of which a $15 cost was paid by September 30, 2017 and the remainder was paid in the first quarter of fiscal 2018.

10.    Assets Held for Sale and Disposal
The assets held for sale balance at June 30, 2018 and September 30, 2017 were $670 and $2,524, respectively. The balance at September 30, 2017 included assets held for sale related to the Cork, Ireland building ("Irish Building") in the amount of $1,447 and the remaining $1,077 related the Alliance building and certain machinery and equipment. In the first quarter of fiscal 2018, the Company signed a purchase agreement with a buyer for the sale of the Irish Building. The sale transaction was finalized on December 15, 2017 for cash proceeds of approximately $3,078, resulting in an approximate gain of $1,545 included within the consolidated condensed statement of operations in within loss on disposal or impairment of operating assets. The net cash proceeds were received in January 2018. A portion of the net cash proceeds in the amount of $2,447 was used to pay down the Term Facility and revolving credit facility as further discussed in Note 4, Debt.

The Alliance building and machinery and equipment are recorded as assets held for sale in the consolidated condensed balance sheets. The balance at June 30, 2018 represents the Alliance building and certain machinery and equipment that continues to meet the assets held for sale classification due to the circumstances of the closure of Alliance and expected plan to sell. The Alliance assets' fair value was remeasured at June 30, 2018 as an auction of the machinery and equipment took place in July 2018. As such, a $357 charge was recorded within the consolidated condensed statement of operations included within loss on disposal or impairment of operating assets to reflect the fair value at the lower of carrying cost or forced liquidation value. The results of the auction have not been finalized; however, for the machinery and equipment that did sell, approximately $523 of cash proceeds was generated, net of costs to sell. About $90 will remain as assets held for sale and the Company expects to sell these remaining assets within the next twelve months.

11.	Subsequent Events
An auction of the assets held for sale for the Alliance location took place on July 25, 2018. See Note 10, Assets Held for Sale and Disposal, for further information.

On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") with a new lender. The new Credit Agreement matures in August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing amount of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase by up to $10,000 upon consent of the existing lenders or upon additional lenders join to the Credit Agreement. The terms of the Credit Facility contain both a lock box arrangement and subjective acceleration clause. The amounts borrowed under the Credit Agreement will be used to repay the indebtedness of the Company (including amounts outstanding under the Company's existing credit agreement as of the date of the new Credit Agreement), for working capital purposes, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into new Credit Agreement, the Company terminated its interest rate swap with its prior lender.

The Credit Agreement contains affirmative and negative covenants and events of defaults customary for a transaction of this type. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement.

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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. The Company finalized the closure of its Alliance, Ohio ("Alliance") location in October 2017. Orders after September 30, 2017 are being processed and manufactured by its Cleveland, Ohio ("Cleveland") location. As a result of the closure of Alliance, impairment costs and restructuring costs were recorded in fiscal 2017. The remaining estimated exit costs were expensed as incurred, which include workforce reduction costs of $0.2 million, which were paid in the first quarter of fiscal 2018. Certain machinery and equipment and the building in the amount of $0.7 million remain classified as assets held for sale as of June 30, 2018, after an additional $0.4 million charge was recognized due to auction of these assets in July. Preliminary results of auction showed that sale generated cash proceeds of approximately $0.5 million, net of cost to sell.

The Company completed the sale of the Cork, Ireland building on December 15, 2017, see Note 10, Asset Held for Sale and Disposal.
Nine Months Ended June 30, 2018 compared with Nine Months Ended June 30, 2017

Net Sales
Net sales for the first nine months of fiscal 2018 decreased 13.1% to $80.7 million, compared with $92.9 million in the comparable period of fiscal 2017. Net sales comparative information for the first nine months of fiscal 2018 and 2017 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/(Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$43.6	$43.9	$(0.3)
Rotorcraft	16.4	15.2	1.2
Energy components for power generation units	16.3	26.0	(9.7)
Commercial product and other revenue	4.4	7.8	(3.4)
Total	$80.7	$92.9	$(12.2)
Energy components for power generation units decreased by $9.7 million compared with the same period last year due to the overall softening of the energy market, $5.8 million related to the closure of the Alliance location due to decreased demand from a major customer, and $0.5 million due to the refurbishment of a hammer at the Maniago, Italy ("Maniago") location that was completed in the first quarter of fiscal 2018. The decrease in commercial product and other revenue sales is largely driven by a decrease in the Hellfire II missile program due to timing of orders. The increase in rotorcraft sales is due to recovery from a customer's inventory de-stocking from previous years and increased demand in certain programs such as the CH53K, V-22 and H-60 Black Hawk. The decrease in fixed wing aircraft sales of $0.3 million is primarily due to changes in build demand and timing, offset by increased sales due to the procurement demand for the C-130 , F-35, and Boeing 787 and improved pricing on certain programs.
Commercial net sales were 54.6% of total net sales and military net sales were 45.4% of total net sales in the first nine months of fiscal 2018, compared with 59.3% and 40.7%, respectively, in the comparable period in fiscal 2017.  Military net sales decreased by $1.2 million to $36.6 million in the first nine months of fiscal 2018, compared with $37.8 million in the comparable period of fiscal 2017, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $11.0 million to $44.1 million in the first nine months of fiscal 2018, compared with $55.1 million in the comparable period of fiscal 2017 primarily due to the softening of energy market, changes in legacy program build rates and closure of the Alliance location mentioned above.
Cost of Goods Sold
Cost of goods sold decreased by $8.7 million, or 10.6%, to $72.9 million, or 90.3% of net sales, during the first nine months of fiscal 2018, compared with $81.5 million or 87.7% of net sales, in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned. The Company leveraged its lower volume by reducing labor costs by $3.6 million and lower scrap expense of $1.0 million as well as lower utility expense by $0.8 million partially offset by a $0.6 million charge in excess and obsolete inventory for related inventory of its Alliance location.
Gross Profit
Gross profit decreased $3.6 million to $7.8 million during the first nine months of fiscal 2018, compared with $11.4 million in the comparable period of fiscal 2017. Gross margin percent of sales was 9.7% during the first nine months of fiscal 2018, compared with 12.3% in the comparable period in fiscal 2017. The decrease in gross profit was primarily due to lower sales volume and mix and the inventory write-down of its Alliance location.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $11.8 million, or 14.6% of net sales during the first nine months of fiscal 2018, compared with $13.6 million, or 14.7% of net sales in the comparable period of fiscal 2017. The decrease in selling, general and administrative expenses is primarily due to $2.2 million in non-recurring expansion costs related to one of the Company's plant locations.
Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $1.2 million during the first nine months of fiscal 2018, compared with $1.7 million in the comparable period of fiscal 2017. The reduction in amortization was due to the impairment of certain definite-lived intangible assets related to the Alliance location in the third quarter of fiscal 2017.
Other/General
Interest expense decreased $0.4 million to $1.3 million in the first nine months of fiscal 2018, compared with $1.7 million in the same period in fiscal 2017. The decrease is primarily due to lower average borrowing in the current period. See Note 4, Debt for further information.

The Company entered into an interest rate swap in the prior year as discussed in Note 1, Summary of Significant Accounting Policies - Derivatives Financial Instruments, which was dedesignated in the second quarter of fiscal 2018. The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2018 and 2017:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2018	2017	2018	2017
Revolving credit agreement	5.7%	4.6%	$ 18.0 million	$ 21.7 million
Term note	5.8%	5.0%	$ 3.3 million	$ 6.3 million
Foreign term debt	2.7%	2.9%	$ 7.8 million	$ 9.6 million
Other income, net, consists principally of $0.4 million of rental income earned from the lease of the Company's Cork, Ireland ("Irish building") facility and grant income realized due to the sale of the Irish building in the first nine months of fiscal 2018 compared with $0.3 million in the first nine months of fiscal 2017. No further rental income is expected to be received since the sale of the building was finalized in the first quarter of fiscal 2018. The Company also had a gain of $1.1 million primarily related to $1.4 million gain on the sale of the Irish building in the first nine months of fiscal 2018, offset by $0.4 million loss due to the revaluation of the Alliance assets held for sale at June 30, 2018, compared with $4.4 million in the first nine months of fiscal 2017, which consisted of an asset impairment charge of long-lived assets. See Note 10, Assets Held for Sale and Disposal for further discussion on the sale of the Irish building and Alliance assets held for sale in fiscal 2018.
Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2018 was 9%, compared with (8)% for the same period of fiscal 2017. This increase is primarily driven by discrete tax benefits of $0.8 million, which in turn, is related to tax legislation enacted during the first quarter of fiscal 2018 and tax impacts related to the sale of the Cork, Ireland building discussed further in Note 10, Assets Held for Sale and Disposal. The effective rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
As of the third quarter of fiscal 2018, the Company's estimate with respect to the one-time transition tax remains provisional as final transition impacts may differ from the initial provisional estimate due to changes in interpretations of the Tax Cuts and Jobs Act (the "Act"), any legislative action to address questions that arise because of the Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, as of the third quarter of fiscal 2018, no charge to tax expense was recorded related to the one-time transition tax.
Additionally, as of the third quarter of fiscal 2018, the Company's estimate with respect to the impact of the Act upon its assessment of the realization of deferred taxes remains provisional as the Company continues to analyze the necessary information and evaluate assumptions made. As of the third quarter of fiscal 2018, the Company has released $0.3 million of valuation allowance on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now available as a source of income as a result of the Act.
Net Loss
Net loss was $4.5 million during the first nine months of fiscal 2018, compared with a net loss of $10.5 million in the comparable period of fiscal 2017.  Net loss decreased primarily due to a decrease in selling, general and administrative costs, the net gain on the sales of the Irish building and Alliance machinery and equipment that occurred in the current year, and the tax benefits realized as noted above, partially offset by lower gross profit on sales.
Three Months Ended June 30, 2018 compared with Three Months Ended June 30, 2017

Net Sales
Net sales for the third quarter of fiscal 2018 decreased 4.9% to $28.7 million, compared with $30.2 million in the comparable period of fiscal 2017. Net sales comparative information for the third quarter of fiscal 2018 and 2017 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$16.1	$12.3	$3.8
Rotorcraft	5.5	4.7	0.8
Energy components for power generation units	4.6	10.4	(5.8)
Commercial product and other revenue	2.5	2.8	(0.3)
Total	$28.7	$30.2	$(1.5)
Total net sales for the Company decreased $1.5 million in the third quarter of fiscal 2018 compared with the comparable period of fiscal 2017. Energy components for power generation units decreased by $5.8 million compared to the same period last year, primarily due to overall softening in the energy market and $2.5 million related to the closure of the Alliance location. The $3.8 million increase in fixed wing aircraft sales is primarily due to the procurement demand for the C-130 and JSF Liftfan and improved pricing on certain programs. The increase in rotorcraft sales is due to increased demand in certain programs such as the CH53K and H-60 Black Hawk.
Commercial net sales were 52.5% of total net sales and military net sales were 47.5% of total net sales in the third quarter of fiscal 2018, compared with 65.1% and 34.9%, respectively, in the comparable period of fiscal 2017.  Military net sales increased by $3.1 million to $13.6 million in the third quarter of fiscal 2018, compared with $10.5 million in the comparable period of fiscal 2017, primarily due to demand on the C-130 and JSF Liftfan.  Commercial net sales decreased $4.6 million to $15.1 million in the third quarter of fiscal 2018, compared with $19.7 million in the comparable period of fiscal 2017 primarily due to softening of energy market and closure of the Alliance location.

Cost of Goods Sold
Cost of goods sold decreased by $1.2 million, or 4.5% to $25.4 million, or 88.6% of net sales, during the third quarter of fiscal 2018, compared with $26.6 million or 88.3% of net sales, in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned. The Company leveraged lower volume by reducing labor costs by $1.0 million.
Gross Profit
Gross profit decreased $0.3 million to $3.3 million during the third quarter of fiscal 2018, compared with $3.6 million in the comparable period of fiscal 2017. Gross margin was 11.4% during the third quarter of fiscal 2018, compared with 11.8% in the comparable period in fiscal 2017. The slight decrease in gross profit was primarily due to lower sales volume.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.9 million, or 13.4% of net sales, during the third quarter of fiscal 2018, compared with $3.9 million, or 13.0% of net sales, in the comparable period of fiscal 2017.
Amortization of Intangibles
Amortization of intangibles was $0.4 million during the third quarter of fiscal 2018 compared with $0.6 million in the comparable period in fiscal 2017. The decrease in amortization was due to impairment of certain intangibles in fiscal 2017.
Other/General
Interest expense was $0.4 million in the third quarter of fiscal 2018 compared with $0.5 million in the same period of fiscal 2017. The decrease in interest expense was due to lower average borrowings.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarter of both fiscal 2018 and 2017:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2018	2017	2018	2017
Revolving credit agreement	6.1%	4.8%	$ 17.8 million	$ 19.8 million
Term note	5.8%	5.8%	$ 2.7 million	$ 4.6 million
Foreign term debt	2.0%	2.8%	$ 7.2 million	$ 9.1 million
Other income, net, was nominal in the third quarter of fiscal 2018 compared to the $0.1 million in the third quarter of fiscal 2017, which was principally rental income earned from the lease of the Company's Cork, Ireland facility. No further rental income is expected to be received because the sale of the building was finalized in the first quarter of fiscal 2018. The Company recorded a $0.4 million charge due to the remeasurement of the Alliance assets held for sale at June 30, 2018, compared with a $4.4 million impairment charge of long-lived assets in the third quarter of fiscal 2017. See Note 10, Assets Held for Sale and Disposal for further discussion on the sale of the Irish building in fiscal 2018.
Income Taxes
The Company had a lower effective tax rate in the third quarter of fiscal 2018 of (12.4%), compared with its effective tax rate in the comparable period of (10%). The lower tax rate is primarily driven by the change in non-U.S. income in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 and the impact of a discrete tax expense recorded during the third quarter of fiscal 2017 applied against quarter-to-date results. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $1.5 million during the third quarter of fiscal 2018, compared with net loss of $6.2 million in the comparable period of fiscal 2017. Net loss decreased primarily due to the items noted above.

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

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because management believes that they are useful indicators for evaluating operating performance and liquidity, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company's results of operations as reported in accordance with GAAP. Some of these limitations include:

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(1,532)	$(6,202)	$(4,481)	$(10,467)
Adjustments:
Depreciation and amortization expense	2,160	2,587	6,479	7,526
Interest expense, net	417	452	1,275	1,640
Income tax (benefit) expense	(218)	568	(456)	812
EBITDA	827	(2,595)	2,817	(489)
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(32)	(6)	(112)	11
Other income, net (2)	(4)	(110)	(400)	(324)
Loss (gain) on disposal or impairment of operating assets (3)	357	4,369	(1,071)	4,363
Equity compensation (4)	186	139	428	484
LIFO impact (5)	184	(21)	299	204
Orange expansion (6)	—	288	—	2,171
Executive relocation costs (7)	145	—	145	—
Adjusted EBITDA	$1,663	$2,064	$2,106	$6,420

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, which primarily consisted of rental income from the Company's Irish subsidiary (through first quarter 2018 when the building was sold). Included in the nine months ended June 30, 2018 was grant income that was realized that relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment on long-lived assets.

(4)	Represents the equity-based compensation expense recognized by the Company under its 2016 Long-Term Incentive Plan due to granting of awards, awards not vesting and/or forfeitures.

(5)	Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(6)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(7)	Represents costs related to Executive relocation costs.
B. Liquidity and Capital Resources
Cash and cash equivalents were $1.7 million at June 30, 2018 compared with $1.4 million at September 30, 2017. At June 30, 2018, approximately $1.2 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $0.7 million of cash in the first nine months of fiscal 2018, compared with $7.7 million of cash provided by operating activities in the first nine months of fiscal 2017. The cash provided by operating activities in the first nine months of fiscal 2018 was primarily due to depreciation and amortization of $6.5 million, a net source of working capital of $0.1 million, offset by the net gain on sale of Irish building and other assets of $1.1 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $4.5 million. The cash provided for working capital was primarily due to decreased receivables due to collections offset by increased inventory and payables as a result of inventory build due to the anticipated sales.
The Company’s operating activities provided $7.7 million of cash in the first nine months of fiscal 2017. The cash provided by operating activities in the first nine months of fiscal 2017 was primarily due to depreciation and amortization of $7.5 million, asset impairment of $4.4 million, a net reduction of working capital of $4.7 million, and $1.5 million of other non-cash items, such as equity based compensation and LIFO effect, partially offset by net loss of $10.5 million. The cash provided for working capital was primarily due to a $4.6 million decrease in inventory as a result of management's focus on inventory management.
Investing Activities
Cash provided by investing activities was $1.2 million in the first nine months of fiscal 2018, which includes cash proceeds of $3.0 million for the sale of the Company's Irish property, compared with cash used for investing activities of $1.5 million in the first nine months of fiscal 2017. In addition to the $1.8 million expended during the first nine months of fiscal 2018, $1.4 million was committed for future capital expenditures as of June 30, 2018. The Company anticipates that total fiscal 2018 capital expenditures will be within the range of $2.0 million to $3.5 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.
See Note 11, Subsequent Events, for further information on the results of the auction of the Alliance machinery and equipment that took place in July 2018. Cash proceeds earned are expected be used to pay down revolving credit facility.
Financing Activities
Cash used by financing activities was $1.6 million in the first nine months of fiscal 2018, compared with cash used by financing activities of $5.5 million in the first nine months of fiscal 2017.
The Company had repayments of $2.6 million of long-term debt, of which $1.4 million is a repayment under its domestic term loan and repayments of $1.2 million under its foreign long-term loan, compared to $13.7 million in repayments in the comparable prior period of which $12.1 million of repayments related to the term loan after entering into the November 9, 2016 Credit Facility (as described further below and referred to as the "Credit Facility") and $1.5 million under its foreign long-term loan in fiscal 2017. The principal reason for the term loan repayment in the prior period was due to the modification of the debt structure, as discussed herein.
The Company had net borrowings from the revolver under the Credit Facility of $0.9 million in the first nine months of fiscal 2018, compared with net borrowings of $7.6 million in the first nine months of fiscal 2017. A portion of the net borrowings in the first nine months in fiscal 2017 were used to repay long-term debt.
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
Borrowings bears interest at the LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the Credit Facility. The revolver has a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 5.7% at June 30, 2018 and the term loan has a rate of 6.3% at June 30, 2018, which was based on LIBOR plus a 4.25% spread. Since the dedesignation of the interest rate swap at the end of the second quarter 2018, the effective fixed rate remained 5.8% after giving effect to the interest rate swap agreement. There is also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.
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
On August 4, 2017, the Company entered into its Second Amendment Agreement ("Second Amendment") with its lender to (i) amend certain definitions within its Credit Facility to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the Credit Facility) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of Credit Facility and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35.0 million to $30.0 million; and (iv) the Company must use its cash proceeds from the sale of the Irish building discussed in Note 10, Assets Held for Sale and Disposal to reduce the Term Facility by $0.7 million and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.
On February 8, 2018, the Company entered into the Third Amendment Agreement (the “Third Amendment”) to its Credit Facility with the Agent and Lenders under the Credit Facility, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, (iii) adjust the calculation of EBITDA and certain financial covenants, and (iv)  revise the financial covenants by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels. The Company is in compliance with its loan covenants as of June 30, 2018.
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
See Note 11, Subsequent Events, for further information regarding new Credit Agreement with a new lender.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2017 have not materially changed since that report was filed, except for the following:

Income taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, among other items, reduces the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, creates a participation exemption regime for future distributions of foreign earnings, imposes a one-time transition tax on a taxpayer’s foreign subsidiaries’ earnings not previously subject to U.S. taxation and creates new taxes on certain foreign-sourced earnings. On the same date the Act was enacted, the Securities and Exchange

Commission (the "SEC") issued Staff Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income taxes ("ASC 740") in the reporting period that includes the enactment date of the Act. The SEC staff, in issuing SAB 118 recognized that a Company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.

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

D. Impact of Recently Issued Accounting Standards
In June 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." The ASU simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated condensed financial statements.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This ASU allows an optional reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Act. ASU 2018-02 must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. This ASU is effective for fiscal years, including interim periods within, beginning after December 15, 2018 with early adoption permitted in any interim period. Due to the valuation allowance in the U.S., the Company has elected not to adopt this optional reclassification.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt the new guidance on October 1, 2018. The Company is executing a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. SIFCO has developed a project plan and has reviewed a representative sample of its contracts. The Company has determined that many of its long-term agreements contain variable consideration clauses and the impact is expected to be insignificant to its consolidated condensed financial statements. In addition, some of the Company's agreements have clauses which may require the Company to recognize revenue over time. With the assistance from its third party advisor, the Company is in the process of evaluating the data output to formulate a calculation to recognize revenue over time. The majority of the Company's current revenue is recognized at a point-in-time and the change from point in time to over time revenue recognition is anticipated to impact the consolidated condensed financial statements. SIFCO will continue to evaluate the impact of the standard on its financial reporting, disclosures and related systems and internal controls.

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
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2017 Annual Report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of June 30, 2018.

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

•	Management evaluated the structure of the finance organization and utilizes external and internal resources to further strengthen its internal controls over financial reporting.

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
Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more information regarding our outstanding material legal proceedings, see Note 8, Commitments and Contingencies.

Item 5. Other Information
Effective August 8, 2018, the Company entered in a Credit Agreement ("Credit Agreement") with J.P. Morgan Chase Bank, N.A, as Lead Arranger, Sole Book Runner, Administrative Agent, and Issuing Lender ("JPM"). The new Credit Agreement matures in August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing amount of $30.0 million. The Credit Agreement also has an accordion feature, which allows the Company to increase by up to $10.0 million upon consent of the existing lenders or upon additional lenders join to the Credit Agreement. The amounts borrowed under the Credit Agreement will be used to repay the indebtedness of the Company (including amounts outstanding under the Company's existing credit agreement as of the date of the new Credit Agreement), for working capital purposes, for general corporate purposes and to pay fees and expenses associated with this transaction. In connection with entering into new Credit Agreement, the Company terminated its interest rate swap with its prior lender.

The Credit Agreement contains affirmative and negative covenants and events of defaults customary for a transaction of this type. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement.

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
10.8
Amended and Restated Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company's Form 8-K dated November 15, 2016, and incorporated herein by reference

10.9
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.10
Second Amendment to the Amended and Restated Credit and Security Agreement, dated August 4, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

10.11
Third Amendment to the Amended and Restated Credit and Security Agreement, dated February 8, 2018, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, and incorporated herein by reference

*10.12
Credit Agreement, dated August 8, 2018, by and among SIFCO Industries, Inc. and Lender named therein and J.P. Morgan Chase Bank, N.A., filed as Exhibit 10.12 to the Company's Form 10-Q dated August 9, 2018

10.13
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

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
10.17
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.18
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective May 4, 2018, filed as Exhibit 10.17 to the Company's Form 10-Q dated May 4, 2018 and incorporated herein by reference

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on August 9, 2018, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2018 and 2017, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2018 and 2017, (iii) Consolidated Condensed Balance Sheets at June 30, 2018 and September 30, 2017, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2018 and 2017, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 9, 2018	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)