Form 10-K
period 2018-09-30
SIFCO INDUSTRIES INC
filed 2018-12-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
or

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
Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $15,601,104.

The number of the Registrant’s Common Shares outstanding at October 31, 2018 was 5,689,939.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2019 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2018

PART I

Item 1. Business

A.	The Company
SIFCO Industries, Inc. ("SIFCO," "Company," "we" or "our"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

SIFCO is engaged in the production of forgings and machined components primarily for the Aerospace and Energy ("A&E") markets. The processes and services include forging, heat-treating and machining. The Company's operations are conducted in a single business segment. Information relating to the Company's financial results is set forth in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

B.	Principal Products and Services

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

SIFCO's long-term plan is to have a balanced revenue comprised of military, commercial aerospace, and power generation. In fiscal 2018, commercial and military revenues accounted for 52.8% and 47.2% of revenues, respectively, compared with 59.9% in commercial revenues and 40.1% in military revenues in fiscal 2017. The Company's capabilities are focused on supplying forged and machined components, consisting primarily of aluminum, steel, high temperature alloys and titanium.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange, California ("Orange"); and Maniago, Italy ("Maniago"). The Company previously maintained a location in Alliance, Ohio ("Alliance"), which closed in October 2017.

The Company's success is not dependent on patents, trademarks, licenses or franchises.
SIFCO generally has multiple sources for its raw materials, which consist primarily of high-quality metals essential to its business. Suppliers of such materials are located principally in North America and Europe. SIFCO generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. SIFCO's operations are AS 9100D and/or ISO 9001:2000 certified and the Company also holds multiple NADCAP certifications and site approvals from key OEM customers.

Products
SIFCO’s products are made primarily of steel, stainless steel, nickel alloy, titanium and aluminum. SIFCO's product offerings include: OEM and aftermarket components for aircraft and industrial gas turbine engines; steam turbine blades; structural airframe components; aircraft landing gear components; aircraft wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO also provides heat-treatment, surface-treatment, non-destructive testing and select machining and sub-assembly of forged components.

Industry
The performance of the domestic and international air transport industry and the energy industry, as well as government defense spending, directly and significantly impacts the performance of SIFCO.

•
SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. A continued increase in passenger travel demand will drive customers' orders for new aircraft. Demand for more fuel-efficient aircraft, particularly the Boeing 737Max, 787, 777X and the Airbus A320/A321neo and A350, remains strong with both companies reporting healthy backlogs.

•
SIFCO supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. While the defense budget in the United States varies from year to year, certain programs in which the Company participates have been favorable and are expected to continue to increase.

•
SIFCO supplies new and spare components to the energy industry, particularly the industrial gas and steam turbine markets. The industrial gas and steam turbine markets have experienced a downturn in demand for new units in the near term. The overall market is forecasting to be down due to green technology alternatives gaining greater market share. SIFCO has positioned itself to support OEM production in a more limited role, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.

Competition
SIFCO competes with numerous companies, approximately fifteen of which are known by SIFCO, and some of which are non-U.S. based companies.  Many of these companies focus within the A&E markets. While there has been some consolidation in the forging industry, SIFCO believes there is limited opportunity to increase prices, other than for the pass-through of raw material price increases. SIFCO believes that it has an advantage in the primary markets it serves due to: (i) demonstrating A&E expertise; (ii) focusing on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) offering a broad range of capabilities. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO. As customers establish new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries.

Customers
During fiscal 2018, SIFCO had three customers, consisting of various business units, account for 14%, 12% and 12% of consolidated net sales. The net sales to these three customers, and to their direct subcontractors, accounted for 38% of consolidated net sales in fiscal 2018. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 10, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2018 increased to $99.7 million, compared with $76.0 million as of September 30, 2017. Orders for delivery scheduled within the upcoming fiscal year increased to $73.7 million compared with $70.4 million scheduled in fiscal 2018. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2018 compared with the previous year is primarily attributable to the ramp up of sales within the Cleveland location and timing of long-term agreement negotiations. Backlog information may not be indicative of future sales.

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
The number of SIFCO employees decreased from approximately 491 at the beginning of fiscal 2018 to approximately 453 employees at the end of fiscal 2018. The decrease in employee headcount is a result of productivity improvements across the business, as well as a response to the decline in the Energy market. The Company is a party to collective bargaining agreements with certain employees located at the Cleveland (expires in May 2020) plant. The Maniago location is party to the National Collective Agreement in metal working (expires in December 2019).

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2018 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) an owned 450,000 square foot facility located in Alliance, Ohio, (iii) leased facilities aggregating approximately 70,000 square feet located in Orange, California after the expansion and consolidation, and (iv) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy. As of September 30, 2018, the Alliance building continues to be classified as an asset held for sale and as discussed in Note 12, Subsequent Events, of the consolidated financial statements, a purchase agreement with a buyer was executed on November 1, 2018.

•	The Company sold its building located in Cork, Ireland (59,000 square feet) on December 15, 2017.

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

•	Peter W. Knapper - President and Chief Executive Officer

•	Thomas R. Kubera - Chief Financial Officer (August 8, 2018 to present).

Name	Age	Title and Business Experience
Peter W. Knapper	57
President and Chief Executive Officer since June 2016. Prior to his appointment, Mr. Knapper worked for the TECT Corporation from 2007 to 2016 and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper, served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	59
Chief Financial Officer since August 8, 2018 and Interim Chief Financial Officer since July 1, 2017. Mr. Kubera was Corporate Controller since May 2014 and Chief Accounting Officer since January 31, 2018. Mr. Kubera served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs Inc. (previously known as Cliffs Natural Resources), Inc. from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”

Dividends and Shares Outstanding

The Company did not declare a cash dividend during fiscal 2018 or fiscal 2017. The Company will continue to evaluate the payment of such dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its business. The Company’s ability to declare or pay cash dividends is limited by its credit agreement. At October 31, 2018, there were approximately 364 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIFCO is engaged in the production of forgings and machined and sub-assembled components primarily for the A&E markets. The processes and services include forging, heat-treating and machining. The Company operates under one business segment.

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
In fiscal 2018, SIFCO was able to complete the primary components of its rationalization with the closure of its Alliance location in October 2017. Orders after September 30, 2017 were and continue to be processed and manufactured by its Cleveland location. As a result of the closure of Alliance, impairment costs and restructuring costs were recorded in fiscal 2017. The remaining estimated exit costs were expensed as incurred, which include workforce reduction costs of $0.2 million, which were paid in the first quarter of fiscal 2018. A nominal amount of certain machinery and equipment and the building remain classified as assets held for sale as of September 30, 2018, after selling most of the assets in a July 2018 auction. Approximately $0.5 million, net of cost to sell was generated in cash proceeds after recognizing about $0.5 million in impairment charges.

The Company completed the sale of the Cork, Ireland building on December 15, 2017, see Note 1, Summary of Significant Accounting Policies - Assets Held for Sale, of the consolidated financial statements for further details.
Fiscal Year 2018 Compared with Fiscal Year 2017

Net Sales
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. Net sales comparative information for fiscal 2018 and 2017, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$57.0	$58.3	$(1.3)
Rotorcraft	22.0	19.7	2.3
Energy components for power generation units	20.8	34.1	(13.3)
Commercial product and other revenue	11.4	9.4	2.0
Total	$111.2	$121.5	$(10.3)

Net sales in fiscal 2018 decreased 8.4%, or $10.3 million to $111.2 million, compared with $121.5 million in fiscal 2017. Energy components for power generation units decreased by $13.3 million compared with the same period last year mainly due to the overall softening of the Energy market. Rotorcraft sales increased to $22.0 million in fiscal 2018 from $19.7 million in the comparable period of fiscal 2017 due to the recovery from a customer's inventory de-stocking from previous years and increased demand in certain programs such as the CH53K, V-22 and H-60 Black Hawk. The increase in commercial product and other revenue sales is largely driven by an increase in the M1-tank program offset slightly by delays in the Hellfire II missile program, which orders were partially recouped in the latter part of the year. The decrease in fixed wing aircraft sales is primarily due to changes in build demand and timing due to change in procurement demands for the F35 Lightning II, A320 NEO, Boeing 737 and 777, partially offset by demand in Rolls Royce AE Engines due to requirements and improved pricing on certain programs.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 52.8% of total net sales and military net sales were 47.2% of total net sales in fiscal 2018, compared with 59.9% and 40.1%, respectively, in the comparable period in fiscal 2017. Commercial net sales (which includes energy components) decreased $14.1 million to $58.7 million in fiscal 2018, compared to $72.8 million in fiscal 2017 primarily due to the softening of the energy market and changes in legacy program build rates. Military net sales increased $3.8 million to $52.5 million in fiscal 2018, compared to $48.7 million in fiscal 2017 primarily due to increased orders related to the M1-tank program.
Cost of Goods Sold
Cost of goods sold decreased by $7.0 million, or 6.5%, to $101.1 million, or 90.9% of net sales, during fiscal 2018, compared with $108.1 million or 89.0% of net sales in the comparable period of fiscal 2017. The decrease was due primarily to lower volumes as previously mentioned. SIFCO responded to the decreased volume by reducing labor costs by $4.5 million, lower utilities costs of $0.8 million and lower scrap expense of $0.7 million partially offset by a $0.6 million charge in excess and obsolete inventory related to its Alliance location.
Gross Profit
Gross profit decreased by $3.3 million, or 24.4%, to $10.1 million during fiscal 2018, compared with $13.4 million in fiscal 2017. Gross margin percent of sales was 9.1% during fiscal 2018, compared with 11.0% in fiscal 2017. The decrease in gross profit was primarily due to lower sales volume and the inventory write-down at its Alliance location.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.2 million, or 13.7% of net sales, during fiscal 2018, compared to $17.8 million, or 14.6% of net sales, in fiscal 2017. The decrease in selling, general and administrative expenses is primarily due to $2.2 million in non-recurring expansion related costs incurred in the prior period at one of the Company's plant locations.
Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $1.7 million during fiscal 2018, compared with $2.2 million in the comparable period of fiscal 2017. The reduction in amortization was due to the impairment of certain definite-lived intangible assets related to the Alliance location in the third quarter of fiscal 2017.
(Gain)/loss on disposal and impairment of assets
The Company had a gain on disposal and impairment of operating assets of $0.9 million primarily related to a $1.5 million gain on the sale of the Irish building in fiscal 2018 (described further below), partially offset by a $0.5 million loss of the Alliance assets sold during the fourth quarter of 2018, compared with $5.0 million asset impairment of long-lived assets in fiscal 2017. See Note 1, Summary of Significant Accounting Policies - Asset Impairment and Asset Held for Sale, of the consolidated financial statements for further discussion on the sale of the Irish building and Alliance assets sold along with prior year impairment.

Other/General
Interest expense decreased to $2.1 million during fiscal 2018, which includes a $0.5 million loss on extinguishment of debt, as discussed in Note 5, Debt, of the consolidated financial statements compared with $2.2 million in fiscal 2017. After excluding the loss on extinguishment, the decrease is primarily due to lower average borrowings in the current period. See Note 5, Debt, of the consolidated financial statements for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2018 and 2017:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2018	2017	2018	2017
Revolving credit agreement	5.5%	4.8%	$ 18.6 million	$ 21.2 million
Term note	5.5%	5.3%	$ 2.8 million	$ 5.8 million
Foreign term debt	2.9%	2.8%	$ 7.7 million	$ 9.3 million

Other income, net consists principally of $0.4 million of rental income earned from the lease of the Company's Cork, Ireland ("Irish building") facility and grant income realized due to the sale of the Irish building in fiscal 2018 compared with $0.6 million in fiscal 2017. No further rental income is expected to be received because the sale of the building was finalized in the first quarter of fiscal 2018.
The Company believes that inflation did not materially affect its results of operations in either fiscal 2018 or 2017 and does not expect inflation to be a significant factor in fiscal 2019.
Income Taxes
The Company’s effective tax rate in fiscal 2018 was 5%, compared with (8)% in fiscal 2017. This change is primarily attributed to jurisdictional mix of income with a decrease in the U.S. loss in fiscal 2018 compared with fiscal 2017 where no associated tax benefit can be realized in either year due to the valuation allowance, a net tax benefit of $0.6 million related to tax legislation enacted during fiscal 2018 and tax impact related to the sale of the Irish building.
The effective tax rate differs from the U.S. federal statutory rate in fiscal 2018 due primarily to current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
In fiscal 2017, the effective tax rate differed from the U.S. federal statutory rate due primarily to current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $7.2 million during fiscal 2018, compared with net loss of $14.2 million in fiscal 2017. The improvement from prior year is primarily due to decreases in asset impairment, selling, general and administrative costs, the net gain on the sale of the Irish building partially offset by the loss on sale of the Alliance machinery and equipment that occurred in the current year, and the tax benefits realized as noted above, partially offset by lower gross profit on sales.
Non-GAAP Financial Measures
Presented below is certain financial information based on our EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings (losses) from operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2018	2017
Net loss	$(7,170)	$(14,209)
Adjustments:
Depreciation and amortization expense	8,459	9,988
Interest expense, net	2,131	2,152
Income tax expense (benefit)	(361)	1,069
EBITDA	3,059	(1,000)
Adjustments:
Foreign currency exchange (gain)/loss, net (1)	(114)	47
Other income, net (2)	(400)	(593)
(Gain)/loss on disposal and impairment of assets (3)	(905)	4,957
Equity compensation expense (4)	608	404
Pension settlement/curtailment benefit (5)	—	(48)
LIFO impact (6)	560	293
Orange expansion (7)	—	2,170
CEO relocation (8)	145	—
Adjusted EBITDA	$2,953	$6,230

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, primarily consisted of rental income from the Company's Irish subsidiary (through the first quarter of fiscal 2018 when the building was sold). Included in fiscal 2018 was grant income that was realized that relates to Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of an asset and the carrying value shown on the Company’s books or asset impairment of long-lived assets.

(4)
Represents the equity-based compensation recognized by the Company under its 2016 Long-Term Incentive Plan (as the amendment and restatement of, and successor to, the 2007 Long-Term Incentive Plan) due to granting of awards, awards not vesting and/or forfeitures.

(5)	Represents expense (benefit) incurred by a defined benefit pension plan related to settlement of pension obligations.

(6)	Represents the increase in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

(7)	Represents costs related to expansion of one of the plant locations that are required to be expensed as incurred.

(8)	Represents costs related to executive relocation costs.

Reference to the above activities can found in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

B.        Liquidity and Capital Resources
Cash and cash equivalents decreased to $1.3 million at September 30, 2018 compared with $1.4 million at September 30, 2017. At September 30, 2018 and 2017, approximately $0.4 million and $0.9 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $1.3 million of cash in fiscal 2018, compared with $12.0 million in fiscal 2017.  The cash provided by operating activities in fiscal 2018 was due to $8.4 million of non-cash items such as depreciation and amortization expense, gain on disposal of operating assets, amortization and write-offs of debt issuance costs, loss on extinguishment of debt and equity compensation and break even on cash generated through working capital management, partially offset by the Company’s net loss of $7.2 million. Cash provided by working capital was generated by a $1.5 million decrease in inventories as the Company focused on increasing inventory turns, along with a $2.7 million increase in accounts payable, partially offset by a $2.2 million increase in accounts receivable due to higher sales in the fourth quarter of fiscal 2018.

Cash provided by operating activities in 2017 was due to $9.4 million of cash generated through working capital management, $16.8 million of non-cash items such as depreciation and amortization expense, loss on impairment of operating assets, LIFO expense and equity compensation, partially offset by the Company's net loss of $14.2 million. Cash provided by working capital in 2017 was generated by $8.1 million decrease in inventories as the Company focused on increasing inventory turns, reduction in current assets, such as prepaid expenses and the receipt of refundable income taxes, partially offset by a $2.3 million reduction in accounts payable.

Investing Activities
Cash provided by investing activities generated $0.7 million in fiscal 2018, which includes cash proceeds of $3.5 million from the sale of the Company's Irish building and the Alliance machinery and equipment, compared with cash used of $2.3 million in fiscal 2017. Capital expenditures were $2.8 million and $2.3 million in fiscal 2018 and fiscal 2017, respectively. Expenditures in fiscal 2018 were used primarily for the refurbishment of Maniago's large hammers and other planned capital maintenance compared with prior year when the Company expended for the expansion of its operating plant in Orange, California and for maintenance capital. Capital commitments at September 30, 2018 were $2.6 million. The Company anticipates that total fiscal 2019 capital expenditures will be within the range of $3.8 to $4.2 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.

See Note 12, Subsequent Events, of the consolidated financial statements for further information for the execution of a purchase agreement on November 1, 2018, with a buyer for the sale of the Alliance building and land. Cash proceeds from such sale are expected to be used to pay down the revolver.

Financing Activities
Cash used for financing activities was $2.3 million in fiscal 2018, compared with $8.8 million of cash used for financing activities in fiscal 2017.

The Company had $1.2 million of new long-term foreign borrowings in fiscal 2018, compared to no new foreign borrowings in fiscal 2017. The Company had repayments of $5.5 million, which consists of $4.1 million in pay down and full repayment of its domestic term loan and $1.4 million under its foreign long-term loans, compared with $14.3 million in repayments in fiscal 2017, which consists of $12.4 million (includes $11.6 million of term loan repayment after entering into the November 9, 2016 Amended and Restated Credit and Security Agreement ("2016 Credit Agreement")) under its term loan and repayments of $1.9 million under its foreign long-term loans in fiscal 2017. The principal reason for the term loan repayment was due to the extinguishment of its debt structure in fiscal 2018 and modification of the debt structure in fiscal 2017, as further discussed in Note 5, Debt, of the consolidated financial statements.

The Company had net borrowings under its revolving credit facility of $2.6 million in fiscal 2018, compared with $5.8 million in fiscal 2017. The net borrowings in fiscal 2018 and 2017 were used to repay long-term debt and fund operations.

In August 2018, the Company extinguished its 2016 Credit Agreement and entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with a new lender. The new Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing of $30.0 million. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10.0 million upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolver is classified as a short-term liability and the availability at September 30, 2018 was $8.4 million. The proceeds from the Credit Agreement were used to repay the indebtedness and extinguishment of the 2016 Credit Agreement, for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in the connection with entering into the new Credit Agreement. After entering the new Credit Agreement, the Company terminated its interest rate swap with its prior lender, as referenced in Note 1, Summary of Significant Accounting Policies -Derivative Financial Instruments, of the consolidated financial statements.
The Credit Agreement contains affirmative and negative covenants and events of default. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. SIFCO must initially meet the FCCR requirements at August 31, 2018 and September 30, 2018. If compliant, the Company is only required to maintain availability as stated above to avoid the FCCR covenant. As discussed in Note 12, Subsequent Events, of the consolidated financial statements, a First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement was entered into, which clarifies certain definitions, one being this FCCR requirement. As a result of the clarification of the First Amendment, the Company obtained a waiver from its lender which removes the August 31, 2018 FCCR covenant requirement. The Company is in compliance with its loan covenants at September 30, 2018.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.75% spread, which was 3.85% at September 30, 2018. The Company also has a commitment fee of 0.25% under the Credit Agreement which is to be incurred on the unused balance of the revolver.

Prior to the Credit Agreement, the Company previously was under the 2016 Credit Agreement and the 2015 Credit and Security Agreement (the "2015 Credit Agreement") with a different lender. For further discussion related to the past agreements and related amendments, refer to Note 5, Debt, of the consolidated financial statements.

The Company's previous borrowings under the 2016 Credit Agreement used LIBOR rate, prime rate, or the eurocurrency reference rate depending on the type of loan requested by the Company, in each case, plus the applicable margin as set forth in the 2016 Credit Agreement. The revolver had a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.8% at September 30, 2017 and the term loan had a rate of 5.5% at September 30, 2017, which was based on LIBOR plus a 4.25% spread. This rate becomes an effective fixed rate of 5.8% at September 30, 2017, after giving effect to the interest rate swap agreement, which was terminated after the debt arrangement was extinguished in 2018 and is fully discussed in Note 1, Summary of Accounting Principles - Derivatives Financial Instruments, of the consolidated financial statements. There was also a commitment fee ranging from 0.15% to 0.375% to be incurred on the unused balance.

The Company incurred debt issuance costs and certain costs were written-off during both fiscal 2018 and 2017. In addition, with the debt issuance costs, in fiscal 2018 the Company incurred a $0.5 million loss on extinguishment of debt. See Note 5, Debt, of the consolidated financial statements for further discussion.

Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain arrangements that are not reflected in the Consolidated Balance Sheets. These include operating and capital leases as described more fully in Note 9, Commitments and Contingencies, of the consolidated financial statements, which primarily relate to facilities and machinery and equipment and an interest rate swap agreement that the Company entered into with its Lender; however the interest rate swap agreement has been terminated as of September 30, 2018, as described more fully in Note 1, Summary of Significant Accounting Policies - Derivatives Financial Instruments, of the consolidated financial statements. The Company does not have obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

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

Inventories
The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter. The Company maintains a formal policy, which requires at a minimum, that a reserve be established based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized as well. Specific obsolescence may arise due to a technological or market change or based on cancellation of an order. Management’s judgment is necessary in determining the realizable value of these products to arrive at the proper allowance for obsolete and excess inventory.

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

Goodwill is tested for impairment annually as of July 31. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors which would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

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

2018 Annual Goodwill Impairment Test
As of July 31, 2018, the annual goodwill impairment test date for fiscal 2018, goodwill existed at two of the Company's reporting units, Cleveland, Ohio and Maniago, Italy.
No impairment charges were identified in connection with the annual goodwill impairment test with respect to any of the identified reporting units. The fair values of the reporting units were in excess of our carrying values. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

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

Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2018.

	Impact on Fiscal 2018 Benefits Expense	Impact on September 30, 2018 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$47	$684
25 basis point increase in discount rate	$(47)	$(684)
100 basis point decrease in expected long-term rate of return on assets	$210	$—
100 basis point increase in expected long-term rate of return on assets	$(210)	$—

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

The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Findley Pension Discount Curve (previously named BPS&M Discount Curve).

As of September 30, 2018 and 2017, SIFCO used the following assumptions:

	Years Ended September 30,
	2018	2017
Discount rate for expenses	3.6%	3.1%
Expected return on assets	7.7%	7.9%

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

As a result of losses incurred in recent years, the Company entered into a three year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal year 2018. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2018.

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

E.         Impact of Newly Issued Accounting Standards
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)." The ASU amends certain disclosures by removing requirements that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. This ASU will be effective for fiscal years ending after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." The ASU simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective October 1, 2018 and should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company does not expect the adoption of this standard to have a material impact to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective October 1, 2018. The Company does not expect that this ASU would have a material impact to the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company on October 1, 2018, and interim periods within those annual periods. The Company does not expect this ASU to have a material impact to the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which amends certain cash flow issues which apply to all entities required to present a statement of cash flow. The amendment is effective October 1, 2018, including interim periods. The Company is currently evaluating the impact it may have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Subsequent to this ASU, the FASB has released additional ASUs, such as, ASU 2018-10 and ASU 2018-11 to provide technical improvements and clarify transitional methods. The ASU, along with subsequent updates, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017.

The standard permits two methods of adoption: retrospectively to each prior reporting period presented (the “full retrospective method”), or retrospectively with the cumulative effect of initially applying Topic 606 recognized at the date of initial application (the “modified retrospective method”) effective October 1, 2018. The Company is substantially complete in performing the five-step contract review for all existing contracts with customers, across all locations, and opening retained earnings adjustment as it plans to adopt the standard using the modified retrospective method transition method on October 1, 2018 and will use practical expedients permitted by the standard when applicable.

These practical expedients include:

•	applying the new guidance only to contracts that are not completed as of October 1, 2018; and

•	expensing the incremental costs to obtain a contract as incurred when the expected amortization period is one year or less.

The Company executed a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and believes the impact is determined to be insignificant to its consolidated financial statements.

While the Company continues to assess all potential impacts of the standard, the Company currently believes that the most significant impact relates to the accounting for agreements which include production of military forgings and certain agreements for commercial forgings which include terms and conditions that require the Company to recognize revenue over time. These terms and conditions relate to assets with no alternative use that have an enforceable right to payment upon termination for convenience. The remainder of the Company's current revenues, including all commercial parts that do not have a long-term agreement clause requiring over time recognition will continue to be recognized at a point-in-time.

The Company anticipates the adoption of the standard will result in an increase of between approximately $2.3 million and $3.1 million to retained earnings (net of tax) and corresponding contract asset due to revenue being accelerated from the shift of some customers and product revenue being recognized over a period of time. Adoption of the standard is not anticipated to impact cash from or used in operating, financing, or investing activities in our consolidated statements of cash flows.

The Company future disclosures will be expanded to comply with the standard. Additionally, the Company is in process of updating its processes and internal control framework as it relates to the new standard. The Company is in the process of implementing a system to automate the calculation of over time revenue recognition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2002.

Cincinnati, Ohio
December 6, 2018

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2018	2017
Net sales	$111,212	$121,458
Cost of goods sold	101,110	108,094
Gross profit	10,102	13,364
Selling, general and administrative expenses	15,216	17,773
Amortization of intangible assets	1,705	2,168
(Gain) loss on disposal and impairment of assets	(905)	4,957
Operating loss	(5,914)	(11,534)
Interest income	(8)	(56)
Interest expense	2,139	2,208
Foreign currency exchange (gain) loss, net	(114)	47
Other income, net	(400)	(593)
Loss from operations before income tax expense (benefit)	(7,531)	(13,140)
Income tax expense (benefit)	(361)	1,069
Net loss	$(7,170)	$(14,209)

Net loss per share:
Basic	$(1.30)	$(2.59)
Diluted	$(1.30)	$(2.59)

Weighted-average number of common shares (basic)	5,523	5,487
Weighted-average number of common shares (diluted)	5,523	5,487
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2018	2017
Net loss	$(7,170)	$(14,209)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	(348)	1,016
Retirement plan liability adjustment, net of tax $0 and $0, respectively	974	2,549
Interest rate swap agreement adjustment, net of tax $0 and $0, respectively	(4)	34
Comprehensive loss	$(6,548)	$(10,610)
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,252	$1,399
Receivables, net of allowance for doubtful accounts of $520 and $330, respectively	28,001	25,894
Inventories, net	18,269	20,381
Refundable income taxes	126	292
Prepaid expenses and other current assets	1,900	1,644
Assets held for sale	35	2,524
Total current assets	49,583	52,134
Property, plant and equipment, net	35,390	39,508
Intangible assets, net	5,076	6,814
Goodwill	12,020	12,170
Other assets	168	261
Total assets	$102,237	$110,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,944	$7,560
Revolver	21,253	18,557
Accounts payable	15,513	12,817
Accrued liabilities	5,107	6,791
Total current liabilities	47,817	45,725
Long-term debt, net of current maturities	2,332	5,151
Deferred income taxes	2,413	3,266
Pension liability	5,339	6,184
Other long-term liabilities	147	430
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,690 at September 30, 2018 and 5,596 at September 30, 2017	5,690	5,596
Additional paid-in capital	10,031	9,519
Retained earnings	37,097	44,267
Accumulated other comprehensive loss	(8,629)	(9,251)
Total shareholders’ equity	44,189	50,131
Total liabilities and shareholders’ equity	$102,237	$110,887
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,170)	$(14,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,459	9,988
Amortization and write-off of debt issuance costs	205	519
(Gain) loss on disposal of operating assets or impairment of operating assets	(905)	4,957
Loss on extinguishment of debt	496	—
LIFO expense	560	293
Share transactions under employee stock plan	608	371
Deferred income taxes	(823)	228
Other long-term liabilities	(151)	408
Changes in operating assets and liabilities, net of acquisition:
Receivables	(2,163)	(294)
Inventories	1,479	8,093
Refundable income taxes	167	1,482
Prepaid expenses and other current assets	(607)	1,493
Other assets	109	(433)
Accounts payable	2,706	(2,315)
Accrued liabilities	(824)	1,414
Accrued income tax and other	(851)	—
Net cash provided by operating activities	1,295	11,995

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	3,519	70
Capital expenditures	(2,831)	(2,339)
Net cash provided by (used for) investing activities	688	(2,269)

Cash flows from financing activities:
Proceeds from term note	1,218	—
Repayments of term note	(5,505)	(14,332)
Proceeds from revolving credit agreement	87,102	85,934
Repayments of revolving credit agreement	(84,522)	(80,128)
Proceeds from short-term debt borrowings	6,535	3,429
Repayments of short-term debt borrowings	(6,620)	(3,143)
Payments for debt financing	(312)	(562)
Net cash used for financing activities	(2,104)	(8,802)
Increase (decrease) in cash and cash equivalents	(121)	924
Cash and cash equivalents at beginning of year	1,399	471
Effects of exchange rate changes on cash and cash equivalents	(26)	4
Cash and cash equivalents at end of year	$1,252	$1,399
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2018	2017
Cash (paid) received during the year:
Cash paid for interest	$(1,424)	$(1,564)
Cash (paid for) refunds received for income tax, net	$(99)	$1,343

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$92	$288
Additions to property, plant & equipment - incurred but not yet paid	$190	$667
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2016	$5,525	$9,219	$58,476	$(12,850)	$60,370

Comprehensive loss	—	—	(14,209)	3,599	(10,610)
Performance and restricted share expense	—	404	—	—	404
Share transactions under employee stock plans	71	(104)	—	—	(33)
Balance - September 30, 2017	5,596	9,519	44,267	(9,251)	50,131

Comprehensive loss	—	—	(7,170)	622	(6,548)
Performance and restricted share expense	—	620	—	—	620
Share transactions under employee stock plans	94	(108)	—	—	(14)
Balance - September 30, 2018	$5,690	$10,031	$37,097	$(8,629)	$44,189
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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2018 and 2017, respectively.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $520 and $330 at September 30, 2018 and 2017, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2018 and 2017, $186 and $461, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $415 and $77 in fiscal 2018 and fiscal 2017, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2018, 31% of the Company’s consolidated net sales were from two of its largest customers; and 38% of the Company's consolidated net sales were from the three largest customers and their direct subcontractors, which individually accounted for 14%, 12% and 12%, of consolidated net sales, respectively. In fiscal 2017, 22% of the Company’s consolidated net sales were from two of its largest customers; and 35% of the Company's consolidated net sales were from three of the largest customers and their direct subcontractors which individually accounted for 13%, 11% and 11%, of consolidated net sales, respectively. No other single customer or group represented greater than 10% of total net sales in fiscal 2018 and 2017.
At September 30, 2018, three of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of the total net accounts receivable; and five of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 16%, 14%, 12%, 11% and 11% of total net accounts receivable, respectively. At September 30, 2017, one of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of total net accounts receivable; and three of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 13%, 10% and 10% of total net accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2018.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

E. INVENTORY VALUATION
Inventories are stated at the lower of cost or market. For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 54% and 38% of the Company’s inventories at September 30, 2018 and 2017, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,979 and $3,859 at September 30, 2018 and 2017, respectively.

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

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2018	2017
Property, plant and equipment:
Land	$995	$1,005
Buildings	15,365	15,084
Machinery and equipment	76,465	75,080
Total property, plant and equipment	92,825	91,169
Less: Accumulated depreciation	57,435	51,661
Property, plant and equipment, net	$35,390	$39,508

The (gain) loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $6,754 and $7,820 in fiscal 2018 and 2017, respectively.

G. ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

The Company announced the decision to close the Alliance, Ohio ("Alliance") plant in the third quarter of fiscal 2017 and transfer future orders to the Cleveland, Ohio ("Cleveland") plant, resulting in a triggering event, requiring an impairment analysis to be performed by the Company in accordance with Accounting Standard Codification ("ASC") 360 Property, Plant and Equipment in fiscal 2017 and further assessment for certain assets held for sale as discussed in Note 1, Summary of Significant Accounting Policies - Assets Held for Sale, of the consolidated financial statements in fiscal 2018.

As required by ASC 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company used May 31, 2017 as the triggering date to evaluate the carrying values and test for recoverability of the Alliance machinery and equipment, customer list and trade name as this was the date of when the decision to close Alliance was approved. The fair value of the assets was estimated using Level 2 and Level 3 inputs based on the orderly liquidation value as determined by a third-party appraisal and undiscounted cash flows. As a result, in fiscal 2017, the Company recorded asset impairment charges of $4,786, which is included in the consolidated

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

statements of operations within (gain) loss on disposal or impairment of operating assets; $2,497 of the total impairment charge related to machinery and equipment and the remaining $2,289 related to intangible assets. In addition, the Company also impaired assets totaling $174 in fiscal 2017 related to development of an ERP solution for one of its operating plants.

H. ASSETS HELD FOR SALE
The assets held for sale at September 30, 2018 and 2017, were $35 and $2,524, respectively. A portion of the September 30, 2017 assets held for sale related to the Alliance machinery and equipment which were auctioned in July 2018, and the Company recorded a net loss on disposal and impairment of assets to the consolidated statements of operations of $500 after considering $515 in cash proceeds, net of costs to sell. The balance remaining at September 30, 2018 relates to the Alliance building and certain machinery and equipment, which the Company expects to sell within the next 12 months. See Note 12, Subsequent Events to the consolidated statements for discussion on sale of the Alliance building.

Included in asset held for sale balance at September 30, 2017 was the asset related to the Company’s Cork, Ireland building ("Irish Building") with a net carrying amount of $1,447. Prior to the sale of the Irish Building, it was subject to a lease arrangement with the acquirer of the business that expires in June 2027. Rental income was previously earned in quarterly installments of $103. Rental income was $78 and $413 in each of fiscal years 2018 and 2017, respectively, and is recorded in other income, net on the consolidated statements of operations. In the first quarter of fiscal 2018, the Company executed the sale of the Irish Building. The sale transaction was finalized on December 15, 2017 for cash proceeds of approximately $3,078, resulting in a net gain of $1,545 included within the consolidated statement of operations within (gain) loss of disposal and impairment of assets. No loss was incurred as of September 30, 2017 as the carrying amount of the Irish Building was less than the fair value less expected costs to sell. The net cash proceeds after paying third party costs and related taxes were received in January 2018. A portion of the proceeds received in the amount of $2,447 was used to pay down the Term Facility and revolving credit facility as discussed further in Note 5, Debt, of the consolidated financial statements.

I. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. Since the adoption of Accounting Standard Update ("ASU") 2017-04, Step 2 has been eliminated from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles, of the consolidated financial statements for further discussion of the July 31, 2018 and 2017 annual impairment test results and its interim goodwill test performed as of May 31, 2017 for one of its reporting units.

Intangible assets consist of identifiable intangibles acquired or recognized in the accounting for the acquisition of a business and include such items as a trade name, a non-compete agreement, below market lease, customer relationships and order backlog. Intangible assets are amortized over their useful lives ranging from one year to ten years. Identifiable intangible assets assessment for impairment is evaluated when events and circumstances warrant such a review, as noted within Note 1, Summary of Significant Accounting Policies - Asset Impairment, of the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

J. NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, zero restricted shares are included in the calculation of basic or diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	September 30,
	2018	2017
Net loss	$(7,170)	$(14,209)

Weighted-average common shares outstanding (basic and diluted)	5,523	5,487

Net loss per share – basic and diluted:
Net loss per share	$(1.30)	$(2.59)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	144	93

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

M. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends existing guidance related to accounting for employee share-based payments affecting the income tax consequences of awards, classification of awards as equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. ASU 2016-09 was adopted by the Company effective October 1, 2017.

This guidance requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the consolidated statements of operations and also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company changed its policy to recognize the impact of forfeitures when they actually occur. There was no impact to the consolidated condensed financial statements as of October 1, 2017.   Also, this guidance requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the consolidated statements of cash flows as a financing activity, which differs from the Company's previous method of classification of such cash payments as an operating activity. The Company applied this provision retrospectively, and for the first quarter of fiscal 2017, the impact between operating activities to financing activities was nominal. This guidance also requires the tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur, which was applied prospectively, beginning October 1, 2017. Due to the Company having recorded a domestic valuation allowance, the tax impact upon adoption of this ASU was not material to the consolidated financial statements. Lastly, the guidance requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the consolidated statements of cash flows, which differs from the Company’s historical classification of excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the prospective transition method.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory," which provides new guidance to simplify the measurement of inventory valuation at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

adoption of this ASU in the first quarter ended December 31, 2017 had no impact on the Company's consolidated financial statements.
N. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS

In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)." The ASU amends certain disclosures by removing disclosure requirements that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. This ASU will be effective for fiscal years ending after December 15, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Improvements to Non-employee Share-Based Payment Accounting." The ASU simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which relates to pension related costs that require an entity to report the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs. The other components of the net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of any subtotal of operating income. Additionally, only the service cost component will be eligible for capitalization in assets. The ASU is effective October 1, 2018, and the ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the income statement and prospectively for the capitalization of the service cost component. The amendment allows for a practical expedient that permits an employer to use the amounts disclosed in its pension and other post-retirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company would need to disclose if the practical expedient was used. The Company does not expect the adoption of this standard to have a material impact to its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash," requiring that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This amendment is effective October 1, 2018. The Company does not expect that this ASU would have a material impact to the consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory," which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs and eliminates the exception for an intra-entity transfer of an asset other than inventory. This ASU will be effective for the Company on October 1, 2018. The Company does not expect that this ASU would have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which amends certain cash flow issues which apply to all entities required to present a statement of cash flow. The amendment is effective October 1, 2018. The Company is currently evaluating the impact it may have on its consolidated financial statements together with evaluating the adoption date.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Subsequent to this ASU, the FASB has released additional ASUs, such as, ASU 2018-10 and ASU 2018-11 to provide technical improvements and clarify transitional methods. The ASU, along with subsequent updates, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs, along with subsequent updates, apply to all companies that enter into contracts with customers to transfer goods or services, and are effective for public entities for interim and annual reporting periods beginning after December 15, 2017.

The standard permits two methods of adoption: retrospectively to each prior reporting period presented (the “full retrospective method”), or retrospectively with the cumulative effect of initially applying Topic 606 recognized at the date of initial application (the “modified retrospective method”) effective October 1, 2018. The Company is substantially complete in performing the five-step contract review for all existing contracts with customers, across all locations, and opening retained earnings adjustment as it plans to adopt the standard using the modified retrospective method transition method on October 1, 2018 and will use practical expedients permitted by the standard when applicable.

These practical expedients include:

•	applying the new guidance only to contracts that are not completed as of October 1, 2018; and

•	expensing the incremental costs to obtain a contract as incurred when the expected amortization period is one year or less.

The Company executed a bottom up approach to analyze the standard's impact on its revenues by looking at historical policies and practices and identifying the differences from applying the new standard to its revenue streams. The Company has determined that many of its long-term agreements contain variable consideration clauses and believes the impact is determined to be insignificant to its consolidated financial statements.

While the Company continues to assess all potential impacts of the standard, the Company currently believes that the most significant impact relates to the accounting for agreements which include production of military forgings and certain agreements for commercial forgings which include terms and conditions that require the Company to recognize revenue over time. These terms and conditions relate to assets with no alternative use that have an enforceable right to payment upon termination for convenience. The remainder of the Company's current revenues, including all commercial parts that do not have a long-term agreement clause requiring over time recognition will continue to be recognized at a point-in-time.

The Company anticipates the adoption of the standard will result in an increase of between approximately $2,300 and $3,100 to retained earnings (net of tax) and corresponding contract asset due to revenue being accelerated from the shift of some customers and product revenue being recognized over a period of time. Adoption of the standard is not anticipated to impact cash from or used in operating, financing, or investing activities in our consolidated statements of cash flows.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company future disclosures will be expanded to comply with the standard. Additionally, the Company is in process of updating its processes and internal control framework as it relates to the new standard. The Company is in the process of implementing a system to automate the calculation of overtime revenue recognition.
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

P. DERIVATIVE FINANCIAL INSTRUMENTS
As part of the 2016 Credit Agreement (described further in Note 5, Debt, of the consolidated financial statements), the Company entered into an interest rate swap agreement on November 30, 2016 to reduce risk related to the variable rate debt over the life of the term loan. The cash flows related to the interest rate swap agreement were included in interest expense. The Company’s interest rate swap agreement and its variable rate term debt were based upon LIBOR. The interest rate swap qualified as a fully-effective cash flow hedge against the Company’s variable rate term note through the second quarter of fiscal 2018.

In the second quarter of fiscal 2018, the interest rate swap was de-designated as a cash flow hedge. As a result of the de-designation of the interest rate swap, changes in fair value were recorded in the current period's earnings, which are included in interest expense. The interest rate swap was terminated in the fourth quarter of fiscal 2018, resulting in a realized gain of $43, which was recognized within interest expense. As of September 30, 2017, the Company had an interest rate swap with a notional amount of $4,059, which qualified as a fully effective cash flow hedge at the time. The mark-to-market valuation was a $4 asset at September 30, 2017.

Q. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expense was nominal in fiscal 2018 and 2017.

R. DEFERRED FINANCING COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of deferred financing costs is included in interest expense in the consolidated statements of operations.

S. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2018	2017
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(4,955)	$(4,607)
Net retirement plan liability adjustment, net of income tax benefit of ($3,758) and ($3,758), respectively	(3,674)	(4,648)
Interest rate swap agreement, net of income tax benefit of $0 and $0, respectively	—	4
Total accumulated other comprehensive loss	$(8,629)	$(9,251)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(5,623)	$(7,197)	$(30)	$(12,850)
Other comprehensive income before reclassifications	1,016	1,655	28	2,699
Amounts reclassified from accumulated other comprehensive loss	—	894	6	900
Net current-period other comprehensive loss	1,016	2,549	34	3,599

Balance at September 30, 2017	(4,607)	(4,648)	4	(9,251)
Other comprehensive income (loss) before reclassifications	(348)	333	19	4
Amounts reclassified from accumulated other comprehensive loss (income)	—	641	(23)	618
Net current-period other comprehensive loss	(348)	974	(4)	622
Balance at September 30, 2018	$(4,955)	$(3,674)	$—	$(8,629)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2018 and 2017:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2018	2017	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$—	$15	(1)
Net actuarial loss	974	927	(1)
Settlements/curtailments	—	(48)	(1)
	974	894	Total before taxes
	—	—	Income tax expense
	$974	$894	Net of taxes

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

2.Inventories

Inventories at September 30 consist of:

	2018	2017
Raw materials and supplies	$6,202	$6,108
Work-in-process	6,626	7,650
Finished goods	5,441	6,623
Total inventories	$18,269	$20,381

If the FIFO method had been used for the entire Company, inventories would have been $8,879 and $8,319 higher than reported at September 30, 2018 and 2017, respectively. LIFO expense was $560 and $293 in fiscal 2018 and 2017, respectively.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2018	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$2,466	$1,821	$—	$(4)	$641
Non-compete agreement	5 years	1,600	1,600	—	—	—
Technology asset	5 years	1,869	1,128	—	(10)	731
Customer relationships	10 years	13,589	9,866	—	(19)	3,704
Total intangible assets		$19,524	$14,415	$—	$(33)	$5,076

September 30, 2017
Intangible assets:
Trade name	8 years	$2,776	$1,564	$310	$19	$921
Non-compete agreement	5 years	1,600	1,584	—	—	16
Technology asset	5 years	1,869	749	—	50	1,170
Customer relationships	10 years	15,568	8,946	1,979	64	4,707
Total intangible assets		$21,813	$12,843	$2,289	$133	$6,814

The amortization expense on identifiable intangible assets for fiscal 2018 and 2017 was $1,705 and $2,168, respectively.

Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2019	$1,668
Fiscal year 2020	1,523
Fiscal year 2021	1,009
Fiscal year 2022	324
Fiscal year 2023	247
Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company completed its annual impairment test of goodwill as of July 31, 2018 and 2017 for the Cleveland and Maniago, Italy ("Maniago") reporting units. The Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions (Level 3 inputs).

Upon completion of the annual impairment testing for the Maniago reporting unit and the Cleveland reporting unit, it was determined that the fair value of goodwill for the reporting units exceeded the carrying value. As such, no impairment of goodwill existed as of September 30, 2018 and 2017, respectively.

Prior year included a triggering event within the third quarter of fiscal 2017, which resulted in the Company performing an interim impairment test. Certain qualitative factors, primarily the under-performance relative to projected future operating results for the Alliance reporting unit caused the triggering event. The Company used May 31, 2017, the announcement date of the decision to close Alliance and move its business to its Cleveland reporting unit, as the triggering date to evaluate the carrying values and test for recoverability at the lowest level starting with Alliance's long-lived assets, primarily its machinery and equipment and its identifiable intangible assets. See Note 1, Summary of Significant Accounting Policies - Asset Impairment, of the consolidated financial statements for further discussion on the long-lived assets impairment test. At the time the announcement was made, it was determined that orders after September 30, 2017 were to be transferred to Cleveland which resulted in the reallocation of $3,493 of goodwill to the Cleveland reporting unit. The Company used the carrying value of the reporting unit, inclusive of the assigned goodwill to compare to its fair value using the market and income approach to estimate the fair value of this reporting unit.  Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, prospective financial information, growth rates, terminal value and discount rates and required the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. When performing the income and market approach for the reporting unit, SIFCO incorporated the use of projected financial information and a discount rate that was developed using market participant based assumptions.  The cash flow projections are based on five-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth.  The selected discount rate considers the risk and nature of the reporting unit's cash flows and ratios of return that market participants would require to invest their capital in our plant.

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
Based on this quantitative test performed during the interim test date, it was determined that the fair value (using Level 3 inputs) of this reporting unit exceeded the carrying value. As such, there was no goodwill impairment of the Cleveland reporting unit at May 31, 2017.

All of the goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2016	$11,748
Currency translation	422
Balance at September 30, 2017	$12,170
Currency translation	(150)
Balance at September 30, 2018	$12,020

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2018	2017
Accrued employee compensation and benefits	$3,864	$4,309
Accrued income taxes	72	901
Other accrued liabilities	1,171	1,581
Total accrued liabilities	$5,107	$6,791

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

5.    Debt
Debt at September 30 consists of:

	2018	2017
Revolving credit agreement	$21,253	$18,557
Foreign subsidiary borrowings	7,949	8,346
Capital lease obligations	327	352

Term loan	—	4,060
Less: unamortized debt issuance cost	—	(47)
Term loan less unamortized debt issuance cost	—	4,013

Total debt	29,529	31,268

Less – current maturities	(27,197)	(26,117)
Total long-term debt	$2,332	$5,151
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with a new lender. The new Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability and the availability at September 30, 2018 was $8,437. The proceeds from the Credit Agreement were used to repay the indebtedness and extinguishment of the Company's November 9, 2016 Amended and Restated Credit and Security Agreement ("2016 Credit Agreement"), for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in connections with entering into the Credit Agreement. After entering the new Credit Agreement, the Company terminated its interest rate swap with its prior lender, as referenced in Note 1, Summary of Significant Accounting Policies -Derivative Financial Instruments, of the consolidated financial statements.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. SIFCO must initially meet the FCCR requirements at August 31, 2018 and September 30, 2018. If compliant, the Company is only required to maintain availability as stated above to avoid the FCCR covenant. As discussed in Note 12, Subsequent Events, of the consolidated financial statements a First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement was entered into, which clarifies certain definitions, one being this FCCR requirement. As a result of the clarification of the First Amendment, the Company obtained a waiver from its lender which removes the August 31, 2018 FCCR covenant requirement. The Company is in compliance with its loan covenant at September 30, 2018.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67%of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 3.85% at September 30, 2018. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

The Company incurred a $496 loss on extinguishment of debt that is included within the interest expense line in the consolidated statement of operations as a result of the refinancing. The loss primarily consisted of unamortized financing costs and costs incurred from the previous lender during the refinancing.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Amended and Restated Credit and Security Agreement of 2016 and 2015 Credit Agreement
Prior to entering into the Credit Agreement, the Company previously had been a party to the 2016 Credit Agreement. The 2016 Credit Agreement was expected to mature on June 25, 2020 and consisted of secured loans in an aggregate principal amount of $39,871. The 2016 Credit Agreement was comprised of (i) a senior secured revolving credit facility with a maximum borrowing amount of $35,000, including swing line loans and letters of credit provided by the Lender and (ii) a secured term loan facility in the amount of $4,871 (the "Term Facility"). Amounts borrowed under the 2016 Credit Agreement were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The Term Facility was repayable in monthly installments of $81, which commenced December 1, 2016. The terms of the 2016 Credit Agreement included both a lock-box arrangement and a subjective acceleration clause. The amounts borrowed under the 2016 Credit Agreement were used to repay the amounts outstanding under the Company's prior Credit and Security Agreement (the "2015 Credit Agreement"), for working capital, for general corporate purposes and to pay fees and expenses incurred with entering into the 2016 Credit Agreement.
The Company entered into its First Amendment Agreement (the "First Amendment to the 2016 Credit Agreement") to the 2016 Credit Agreement on February 16, 2017. The First Amendment to the 2016 Credit Agreement assigned its Lender as Administrative Agent and assigned a portion of its 2016 Credit Agreement to a participating Lender.
On August 4, 2017, the Company entered into its Second Amendment Agreement to the 2016 Credit Agreement with its lender to (i) amend certain definitions within its 2016 Credit Agreement to, among other things, effect the changes described herein and to reset the Fixed Charge Coverage Ratio (as defined in the 2016 Credit Agreement) to build to a trailing four quarters in each of the fiscal 2018 quarters, commencing with the quarter ended December 31, 2017; (ii) replace certain of its financial covenants outlined in the description of the 2016 Credit Agreement and amend its financial covenants with a revised minimum EBITDA for the four fiscal quarters ending September 30, 2017 and to maintain a fixed charge coverage ratio commencing on December 31, 2017; (iii) reduce its maximum revolving amount of $35,000 to $30,000; and (iv) require the Company to use the cash proceeds from the sale of the Irish building discussed in Note 1, Summary of Significant Accounting Policies - Asset Held for Sale, of the consolidated financial statements to reduce the Term Facility by $700 and use the remaining proceeds to reduce the revolver. On November 28, 2017, the Company obtained a consent letter from its Lender which extended to December 31, 2017 the date to consummate such sale of the Irish property.

On February 8, 2018, the Company entered into the Third Amendment Agreement to its 2016 Credit Agreement with the Agent and Lenders under 2016 the Credit Agreement, in which the Company and the Agent and the Lenders agreed to, among other things, (i) amend the interest rate pricing spreads, (ii) add an owned real property location as part of the collateral and sell certain identified assets at our closed location in Alliance, and (iii) adjust the calculation of EBITDA and certain financial covenants, by adding a new minimum EBITDA test for a specific location and changing the timing of the tests and some of the covenant levels.
Under the Company's 2016 Credit Agreement, the Company was subject to certain customary loan covenants. They included, without limitation, covenants that required maintenance of certain specified financial ratios, including that the Company meet a minimum EBITDA and the maintain a minimum fixed charge coverage ratio that commenced on September 30, 2017.

The Company's previous borrowings under the Credit Facility used LIBOR rate, prime rate or the eurocurrency reference rate on the type of loan requested by the Company, in each case, plus the applicable margin set forth in the Credit Facility. The revolver under the Credit Facility had a rate based on LIBOR plus a 3.75% spread and a prime rate which resulted in a weighted average rate of 4.8% at September 30, 2017 and Term Facility had a rate of 5.5% at September 30, 2017, which was based on LIBOR plus a 4.25% spread. This rate became an effective fixed rate of 5.8% after giving effect to the interest rate swap agreement at September 30, 2017. There was a commitment fee that previously ranged from 0.15% to 0.375% under the 2016 Credit Agreement, that was incurred on the unused balance.
The Company had the 2015 Credit Agreement in place with its Lender until it entered in the above 2016 Credit Agreement. The 2015 Credit Agreement was comprised of (i) a five-year revolving credit facility with a maximum borrowing amount of up to $25,000, which reduced to $20,000 on January 1, 2016, and (ii) a five-year term loan of $20,000.  Amounts borrowed under the 2015 Credit Agreement were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the stock of its non-U.S. subsidiaries. The term loan was repayable in quarterly installments of $714 starting September 30, 2015. The amounts borrowed under the 2015 Credit Agreement were used to repay the Company's previous revolver and term note, to fund the acquisition of Maniago and for working capital and general corporate purposes.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Foreign subsidiary borrowings
Foreign debt at September 30 consists of:

	2018	2017
Term loan	$3,548	$3,881
Short-term borrowings	3,472	2,618
Factor	929	1,847
Total debt	$7,949	$8,346

Less – current maturities	(5,822)	(5,805)
Total long-term debt	$2,127	$2,541

Receivables pledged as collateral	$2,007	$3,548

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

Payments on long-term debt under the foreign term debt (excluding capital lease obligations, see Note 9, Commitments and Contingencies, of the consolidated financial statements) over the next 5 years are as follows:

Minimum long-term debt payments

2019	$1,421
2020	1,251
2021	493
2022	239
2023	144
Total Minimum long-term debt payments	$3,548

Debt issuance costs
The Company incurred debt issuance costs related to the prior credit agreements, however, since the debt was extinguished in August 2018, all previous financing costs of $490 were written off and included as part of the extinguishment loss discussed above. The Company incurred debt issuance costs as it pertains to the new Credit Agreement in the amount of $212, of which is included in the consolidated balance sheet as a deferred charge in other current assets, net of amortization of $12 at September 30, 2018, compared to the September 30, 2017 amount which included total debt issuance costs that pertained to the 2016 Credit Agreement in the amount of $768. Deferred issuance costs were previously split between the Term Facility of the Credit Facility and the revolving credit facility at September 30, 2017. The portion related to fiscal 2017 noted above within the debt table related to the Term Facility of the 2016 Credit Agreement in the amount of $61, net of amortization of $14 at September 30, 2017. The remaining $707 of debt issuance cost relates to the revolving credit facility under the 2016 Credit Agreement. This portion is shown in the consolidated balance sheet as a deferred charge in other current assets, net of amortization of $282 at September 30, 2017.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

6.     Income Taxes

The components of loss from operations before income tax provision (benefit) are as follows:

	Years Ended September 30,
	2018	2017
U.S.	$(7,582)	$(15,574)
Non-U.S.	51	2,434
Loss before income tax provision (benefit)	$(7,531)	$(13,140)
Income taxes from operations before income tax provision (benefit) consist of the following:

	Years Ended September 30,
	2018	2017
Current income tax provision (benefit):
U.S. federal	$(19)	$(64)
U.S. state and local	5	(11)
Non-U.S.	472	951
Total current tax provision (benefit)	458	876
Deferred income tax provision (benefit):
U.S. federal	(462)	147
U.S. state and local	(30)	5
Non-U.S.	(327)	41
Total deferred tax provision	(819)	193
Income tax provision (benefit)	$(361)	$1,069
The income tax provision (benefit) from operations in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2018	2017
Loss before income tax benefit	$(7,531)	$(13,140)

Income tax benefit at U.S. federal statutory rates	$(1,582)	$(4,599)
Tax effect of:
Foreign rate differential	694	120
State and local income taxes	(25)	(6)
Impact of tax law changes	820	(103)
Federal tax credits	(1,573)	(252)
Valuation allowance	1,243	5,720
Prior year tax adjustments	(211)	34
Other	273	155
Income tax provision (benefit)	$(361)	$1,069
On December 22, 2017, the Tax Cut and Jobs Act (the "Act") was enacted which, among other items, reduced the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings not previously subject to U.S. taxation, provides a U.S. federal tax exemption on future distributions of foreign earnings, and beginning

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

in fiscal 2019, creates a new minimum tax on certain foreign-sourced earnings. The U.S. corporate tax rate reduction resulted in a blended tax rate of 24.5% for fiscal 2018 (based on 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal 2018). In response to the Act, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 118 ("SAB 118"). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes ("Topic 740") in the reporting period that includes the enactment date of the Act. The SEC staff, in issuing SAB 118 recognized that a company’s review of certain income tax effects of the Act may be incomplete at the time the financial statements are issued for the reporting period that includes the enactment date, including interim periods therein.  If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year from the day of enactment.
As a result of the U.S. corporate tax rate reduction, the Company revalued its gross U.S. deferred taxes and the related valuation allowance. The revaluation, which is considered complete as of the first quarter of fiscal 2018, resulted in a tax benefit of $207 during fiscal 2018. Additionally, the Company released $267 of valuation allowance on a portion of its U.S. deferred tax assets as a result of deferred tax liabilities for indefinite lived intangible assets now considered available as a source of income as a result of the Act.
At September 30, 2018, the Company's estimate with respect to the one-time transition tax of $240, net of applicable foreign tax credits generated, remains provisional as the Company continues to analyze undistributed foreign earnings and profits for purposes of filing the U.S. federal income tax return for fiscal 2018. In addition, the Company continues to interpret the law and guidance related to the Act issued as of the date of these financial statements. On August 1, 2018, the U.S. Treasury released proposed regulations relating to the one-time transition tax. The proposed regulations are subject to a 60-day comment period. Final regulations are expected to be issued after consideration of the comments. As a result of the valuation allowance in the U.S. on tax attribute carryforwards, no charge to tax expense was recorded related to the one-time transition tax.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI is effective for the Company starting in fiscal 2019. Because of the complexity of the new provisions, the Company is continuing to evaluate how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2018	2017
Deferred tax assets:
Net U.S. operating loss carryforwards	$3,200	$5,188
Net non-U.S. operating loss carryforwards	592	596
Employee benefits	1,656	2,461
Inventory reserves	1,029	1,240
Allowance for doubtful accounts	126	135
Intangibles	2,826	4,873
Foreign tax credits	1,956	602
Other tax credits	1,164	994
Other	1,015	1,126
Total deferred tax assets	13,564	17,215
Deferred tax liabilities:
Depreciation	(5,449)	(8,854)
Unremitted foreign earnings	—	(65)
Prepaid expenses	(296)	(247)
Other	(1,832)	(1,718)
Total deferred tax liabilities	(7,577)	(10,884)
Net deferred tax assets	5,987	6,331
Valuation allowance	(8,400)	(9,597)
Net deferred tax liabilities	$(2,413)	$(3,266)
At September 30, 2018, the Company has a non-U.S. tax loss carryforward of approximately $5,458 related to the Company’s Irish and Italian subsidiaries. The Company's Irish subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The Irish tax loss carryforward does not expire.
The Company has $1,956 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2028, $999 of U.S. general business tax credits that are subject to expiration in 2035-2038, and $11,727 of U.S. Federal tax loss carryforwards subject to expiration in fiscal 2036-2037. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.
In addition, the Company has $165 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $27,125 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2020-2038. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $53 and $69 in fiscal 2018 and 2017. If recognized, $53 of the fiscal 2018 uncertain tax positions would impact the effective tax rate. As of September 30, 2018, the Company had accrued interest of $21 and recognized $2 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2018	2017
Balance at beginning of year	$69	$69
Decrease due to lapse of statute of limitations	(16)	—
Balance at end of year	$53	$69

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2015, state and local income tax examinations for fiscal years prior to 2013, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
As of September 30, 2018, the Company has $11,363 of undistributed earnings of non-U.S. subsidiaries for which no deferred taxes for foreign withholding tax is required as the Company intends to indefinitely reinvest these earnings outside the U.S. A nominal withholding tax charge is required if these earnings are distributed.

7.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, and this plan was frozen in 2003, while another plan that covered union employees no longer has active participants due to the business closure. Consequently, although both plans continue, the non-union plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003, and the related union plan has had no participants accrue additional benefits subsequent to December 31, 2013. The Company sponsors a defined benefit plan for certain of its employees. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and is measured as the actuarial present value of the vested benefits to which the employees would be entitled if they separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2018	2017
Service cost	$262	$324
Interest cost	963	883
Expected return on plan assets	(1,608)	(1,615)
Amortization of net loss	641	861
Net pension expense for defined benefit plan	$258	$453
The status of all defined benefit pension plans at September 30 is as follows:

	2018	2017
Benefit obligations:
Benefit obligations at beginning of year	$27,921	$29,731
Service cost	262	324
Interest cost	963	883
Actuarial (loss) gain	178	(1,292)
Benefits paid	(1,880)	(1,740)
Currency translation	(7)	15
Benefit obligations at end of year	$27,437	$27,921
Plan assets:
Plan assets at beginning of year	$21,691	$21,344
Actual return on plan assets	2,118	1,978
Employer contributions	123	109
Benefits paid	(1,880)	(1,740)
Plan assets at end of year	$22,052	$21,691

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2018	2017
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(5,385)	$(6,230)
Amounts recognized in accumulated other comprehensive loss:
Net loss	7,432	8,406
Net amount recognized in the consolidated balance sheets	$2,047	$2,176
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(5,339)	(6,184)
Accumulated other comprehensive loss – pretax	7,432	8,406
Net amount recognized in the consolidated balance sheets	$2,047	$2,176

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2019 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$426

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2018	2017
Discount rate for liabilities	4.1%	3.6%
Discount rate for expenses	3.6%	3.1%
Expected return on assets	7.7%	7.9%
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2018 and 2017:

September 30, 2018	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$446	$446	$—
Large blend	9,910	9,910	—
Large growth	825	825	—
Mid blend	228	228	—
Small blend	229	229	—
Non-U.S. equity securities:
Foreign large blend	1,714	1,714	—
Diversified emerging markets	18	18	—
U.S. debt securities:
Inflation protected bond	1,184	1,184	—
Intermediate term bond	6,811	4,996	1,815
High inflation bond	182	182	—
Non-U.S. debt securities:
Emerging markets bonds	38	38	—
Stable value:
Short-term bonds	467	467	—
Total plan assets at fair value	$22,052	$20,237	$1,815

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

September 30, 2017	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$681	$681	$—
Large blend	9,788	9,788	—
Large growth	470	470	—
Mid blend	79	79	—
Small blend	111	111	—
Non-U.S. equity securities:
Foreign large blend	1,731	1,731	—
Diversified emerging markets	19	19	—
U.S. debt securities:
Inflation protected bond	1,089	1,089	—
Intermediate term bond	7,240	5,065	2,175
High inflation bond	187	187	—
Non-U.S. debt securities:
Emerging markets bonds	77	77	—
Stable value:
Short-term bonds	219	219	—
Total plan assets at fair value	$21,691	$19,516	$2,175

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2018 and 2017 were as follows:

	2018	2017
Balance at beginning of year	$2,175	$2,185
Actual return on plan assets	1	26
Purchases and sales of plan assets, net	(361)	(36)
Balance at end of year	$1,815	$2,175

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2018	2017
U.S. equities	53%	51%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	37%	39%	20% to 70%
Non-U.S. debt securities	—%	1%	0% to 10%
Other securities	2%	1%	0% to 60%
Total	100%	100%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

The Company anticipates making approximately $196 in contributions to its defined benefit pension plans during fiscal 2019. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2019. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2019	$1,986
2020	1,969
2021	1,968
2022	1,827
2023	1,911
2024-2028	9,199

Multi-Employer Plans
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2018	2017		2018	2017
Fund ¹	Green	Green	No	$60	$58	No	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2017 and 2016.

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

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2018 and 2017 was $475 and $574, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2018 and 2017. The Company sponsored a separate defined contribution plan for certain of its U.S. union employees related to the Alliance plant. The Company's contribution to this plan was based on a specified amount per hour based on the provisions of the applicable collective bargaining

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

agreement. Due to the closure of the Alliance facility, as described previously, the related defined contribution plan for its union employees terminated in October 2017.

The Company sponsors a defined contribution plan for certain of its employees Maniago union employees. The plan is a severance entitlement payable plan to Italian employees based on local government laws, which qualifies as a defined contribution plan.

8. Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated its 2007 Long-Term Incentive Plan (“2007 Plan”), which was further amended and restated under the 2016 Long-Term Incentive Plan ("2016 Plan"). The aggregate number of shares that may be awarded by the Company was increased by 646 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from the date of grant.

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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2018 there are approximately 302 shares that remain available for award. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $608 and $404 for fiscal 2018 and 2017, respectively. The Company did not record income tax benefits in Additional Paid-in Capital related to shares that were earned under the 2016 Plan in fiscal 2017, prior to the adoption of ASU 2016-09. As of September 30, 2018, there was $745 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.3 years.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of activity related to performance and restricted shares:

	2018		2017
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	194	$8.57	146	$13.07
Restricted shares awarded	98	6.63	71	7.73
Restricted shares earned	(33)	8.05	(29)	9.45
Performance shares awarded	68	6.70	69	7.45
Performance shares earned	—	—	(10)	9.50
Awards forfeited	(56)	9.85	(53)	17.75
Outstanding at end of year	271	$7.20	194	$8.57

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the United States District Court for the District of Rhode Island, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  No specific amount of damages was claimed by Avco and no discovery has occurred at this time and Orange disagrees with the allegations made by Avco.  Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a reserve as it isn't estimable.

The Company was a defendant in a class action lawsuit filed in the Superior Court of California, County of Orange, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; and unfair competition. As mentioned previously, the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. In fiscal 2017, the Company recorded an estimated loss of $385 of which $5 was paid as of September 30, 2017. An additional amount of $11 was incurred in fiscal 2018 and $391 was paid during the second quarter of fiscal 2018.

On September 1, 2016 the Company's Cleveland, Ohio location had an Occupational Safety and Health Administration ("OSHA") inspection at the facility. This inspection resulted in OSHA issuing citations to the location. Since the inspection, SIFCO has abated all issues identified. These findings resulted in penalties having been assessed in the amount of $127 during fiscal 2017, of which $95 was paid during fiscal 2018 and the remaining $32 is expected to be paid in fiscal 2019.
The Company leases certain facilities, machinery and equipment, and office buildings under long-term leases. The leases generally provide renewal options and require the Company to pay for utilities, insurance, taxes and maintenance. The Company recorded rent expense of $2,522 and $1,925 in fiscal 2018 and 2017, respectively. Included are lease payments on the Company's Orange newly built facility for which the lease payments commenced in December 2016 and expire in 2036.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

At September 30, 2018, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Capital Leases	Operating Leases
2019	$134	$2,241
2020	87	2,053
2021	86	1,758
2022	35	1,468
2023	12	1,333
Thereafter	—	16,675
Total minimum lease payments	$354	$25,528
Plus: Amount representing interest	(27)
Present value of minimum lease payments	$327

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2018	2017
Machinery and equipment	$638	$550
Accumulated depreciation	(278)	(162)

10. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 69% and 63% of consolidated net sales in fiscal 2018 and 2017, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2018 and 2017. Net sales to unaffiliated customers located in various European countries accounted for 19% and 27% of consolidated net sales in fiscal 2018 and 2017, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 7% and 2% of consolidated net sales in fiscal 2018 and 2017, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiaries located in Maniago, Italy and Cork, Ireland. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2018 was $33,507 compared with $37,607 as of September 30, 2017.

	2018	2017
Long-Lived Assets
United States	$29,595	33,114
Europe	23,059	25,639
	$52,654	58,753

At September 30, 2018, approximately 196 of the hourly plant personnel are represented by two separate and active collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio	May 31, 2020
Maniago, Italy	December 31, 2019

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

11. Restructuring Costs
The Company completed the closure of the Alliance plant in October 2017. Orders after September 30, 2017 were and continue to be processed and manufactured by the Cleveland plant. As a result of the closure, Alliance incurred approximately $5,048 of non-cash costs, of which $4,786 relates to asset impairment discussed in Note 1, Summary of Significant Accounting Policies - Asset Impairment, of the consolidated financial statements and $262 relates to accelerated depreciation of assets due to useful lives shortening as of September 30, 2017. The remaining estimated exit costs were expensed as incurred, which included workforce reduction costs. Workforce reduction costs incurred at September 30, 2017 were approximately $215, of which a $15 was paid by September 30, 2017 and the remainder was paid in the first quarter of fiscal 2018.

12. Subsequent events
The Company has evaluated subsequent events through the date the consolidated financial statements are issued. On November 1, 2018 the Company executed a purchase agreement and finalized the sale transaction with a buyer for the Alliance building and land. The Company received cash proceeds, less cost to sell of approximately $287, which will be the gain to be recorded on fiscal 2019.

On November 5, 2018, the Company entered into the First Amendment to its Credit Agreement and to its Security Agreement with its lender. The First Amendment, retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties original understandings regarding, among other things: (i) the permitted liens securing certain indebtedness of the Company to the City of Cleveland (described below), (ii) the time frames for which certain post-closing requirements would be satisfied, and (iii) the conditions under which the Company will be required to meet the minimum fixed charge coverage ratio, which is as follows: The Borrowers will not permit the Fixed Charge Coverage Ratio to be less than: (a) 1.1 to 1.0 as of August 31, 2018 or as of September 30, 2018; or (b) 1.1 to 1.0 at any month end on or after October 31, 2018; provided that the Fixed Charge Coverage Ratio will not be tested under this clause (b) unless (i) a Default has occurred and is continuing or (ii) Availability was less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period (with the FCCR calculated as of the end of the month for which the lender has most recently received financial statements).

On November 8, 2018, the Company entered into an Economic Development Administration Title IX Loan Agreement (the “Cleveland Loan Agreement”) with the City of Cleveland. Under the Cleveland Loan Agreement, the City of Cleveland has agreed to loan the Company $305 (the “Cleveland Loan”) in connection with the Company’s acquisition of a forging press machine to add additional capacity to its operations in Cleveland. The term of the Cleveland Loan is 60 months, beginning on the first day of the calendar month following initial disbursement of loan funds, but in no event later than January 1, 2019, and its maturity date shall be 60 months from the first day of the calendar month following initial disbursement of loan funds, but in no event later than December 1, 2023. The interest rate on the Cleveland Loan is fixed at 3.56%.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2018 and 2017
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2018
Deducted from asset accounts
Allowance for doubtful accounts	$330	415	(39)	(186)	(a)	$520
Inventory obsolescence reserve	3,859	177	(30)	(127)	(b)	$3,879
Inventory LIFO reserve	8,319	560	—	—		$8,879
Deferred tax valuation allowance	9,597	(968)	(229)	—		$8,400
Accrual for estimated liability
Workers’ compensation reserve	237	(132)	—	31	(c)	$136

Year Ended September 30, 2017
Deducted from asset accounts
Allowance for doubtful accounts	$706	$77	$8	$(461)	(a)	$330
Inventory obsolescence reserve	3,308	657	91	(197)	(b)	3,859
Inventory LIFO reserve	8,026	293	—	—		8,319
Deferred tax valuation allowance	4,399	6,117	(919)	—		9,597
Accrual for estimated liability
Workers’ compensation reserve	324	234	1	(322)	(c)	237

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of September 30, 2018 that, due to the material weaknesses in our internal control over financial reporting, which are described below, our disclosure controls were not effective in ensuring that information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weaknesses:

•	Key controls around segregation of duties and periodic access reviews within IT general and application controls for domestic operations were not designed nor operating effectively.

•	Key controls within IT processes were not designed and operating effectively at Maniago.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weaknesses identified in our control environment, the Company is taking the following actions to remediate the material weaknesses:

•
Implement a robust security and access reviews at a level of precision necessary to ensure they are timely and appropriate, including monitoring activities for users with privileged access. The Company is making progress and will seek external assistance as needed. Using a risk-based approach, management will implement detective and monitoring business process controls to further mitigate IT risks over financial reporting.

•
Management was unable to remediate the Company's Maniago IT general controls for fiscal 2018.  In fiscal 2019, management will review the control design of the IT general controls and use a risk-based approach to test the effectiveness over Maniago’s IT general controls and continue to leverage its business process controls and monitoring controls over financial reporting.  Management was successfully able to remediate its material weakness around business process controls for Maniago in fiscal 2018.

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

Although we expect to make meaningful progress on our remediation plan during fiscal year 2019, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

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

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - to Elect Seven (7) Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2018.

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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Long-term Incentive Plan (1)	271,250	N/A	302,254

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

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2018.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 6, 2018.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2018 and 2017
Consolidated Balance Sheets—September 30, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended September 30, 2018 and 2017
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2018 and 2017
Notes to Consolidated Financial Statements

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

10.7
Award agreement between the Company and Peter W. Knapper, dated June 16, 2016, effective June 29, 2016, filed as Exhibit 10.1 to the Company's Form 8-K dated June 17, 2016, and incorporated herein by reference

10.8
Amendment and Restatement Credit and Security Agreement, dated November 9, 2016, by and among SIFCO Industries, Inc., the Lenders named therein and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 15, 2016, and incorporated herein by reference

10.9
First Amendment to the Amended and Restated Credit and Security Agreement, dated February 16, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, filed as Exhibit 10.11 to the Company's Form 10-Q dated May 5, 2017, and incorporated herein by reference

10.10
Second Amendment to the Amended and Restated Credit and Security Agreement, dated August 4, 2017, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, filed as Exhibit 10.16 to the Company's Form 10-Q dated August 9, 2017, and incorporated herein by reference

10.11
Third Amendment to the Amended and Restated Credit and Security Agreement, dated February 8, 2018, by and among SIFCO Industries, Inc., the Lenders named therein; KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender; and Presidential Financial Corporation, as Assignee, filed as Exhibit 10.11 to the Company's Form 10-Q dated February 8, 2017, and incorporated herein by reference

10.12
Credit Agreement, dated August 8, 2018, by and among SIFCO Industries, Inc. and Lender named therein and J.P. Morgan Chase Bank, N.A., filed as Exhibit 10.12 to the Company's Form 10-Q dated August 9, 2018, and incorporated herein by reference

10.13
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

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

10.17
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.18
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective May 4, 2018, filed as Exhibit 10.17 to the Company's Form 10-Q dated May 4, 2018, and incorporated herein by reference

10.19
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.20
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as Exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

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

*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on December 6, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2018 and 2017, (iii) Consolidated Balance Sheets at September 30, 2018 and 2017, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2018 and 2017, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 6, 2018 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Norman E. Wells, Jr.	/s/ Peter W. Knapper
Norman E. Wells, Jr.	Peter W. Knapper
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Gotschall	/s/ Donald C. Molten, Jr.
Jeffrey P. Gotschall	Donald C. Molten, Jr.
Director	Director

/s/ Alayne L. Reitman	/s/ Mark J. Silk
Alayne L. Reitman	Mark J. Silk
Director	Director

/s/ Hudson D. Smith	/s/ Thomas R. Kubera
Hudson D. Smith	Thomas R. Kubera
Director	Chief Financial Officer
(Principal Financial Officer)