Form 10-Q
period 2018-12-31
SIFCO INDUSTRIES INC
filed 2019-02-19
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of the Registrant’s Common Shares outstanding at December 31, 2018 was 5,736,104.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2018	2017
Net sales	$29,067	$24,251
Cost of goods sold	26,330	22,222
Gross profit	2,737	2,029
Selling, general and administrative expenses	4,111	4,072
Amortization of intangible assets	414	425
Gain on disposal or impairment of operating assets	(282)	(1,400)
Operating loss	(1,506)	(1,068)
Interest income	(1)	(9)
Interest expense	292	444
Foreign currency exchange gain, net	(1)	(36)
Other income, net	—	(316)
Loss before income tax benefit	(1,796)	(1,151)
Income tax benefit	(514)	(240)
Net loss	$(1,282)	$(911)

Net loss per share
Basic	$(0.23)	$(0.17)
Diluted	$(0.23)	$(0.17)

Weighted-average number of common shares (basic)	5,535	5,502
Weighted-average number of common shares (diluted)	5,535	5,502
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2018	2017
Net loss	$(1,282)	$(911)
Other comprehensive income (loss):
Foreign currency translation adjustment	(428)	296
Retirement plan liability adjustment	107	162
Interest rate swap agreement adjustment	—	20
Comprehensive loss	$(1,603)	$(433)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$921	$1,252
Receivables, net of allowance for doubtful accounts of $521 and $520, respectively	25,839	28,001
Contract asset	10,262	—
Other receivables	1,360	—
Inventories, net	11,813	18,269
Refundable income taxes	564	126
Prepaid expenses and other current assets	1,458	1,900
Assets held for sale	—	35
Total current assets	52,217	49,583
Property, plant and equipment, net	33,769	35,390
Intangible assets, net	4,611	5,076
Goodwill	11,816	12,020
Other assets	175	168
Total assets	$102,588	$102,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,238	$5,944
Revolver	20,982	21,253
Accounts payable	14,213	15,513
Accrued liabilities	5,167	5,107
Total current liabilities	46,600	47,817
Long-term debt, net of current maturities	1,944	2,332
Deferred income taxes	2,332	2,413
Pension liability	5,221	5,339
Other long-term liabilities	70	147
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares –5,736 at December 31, 2018 and 5,690 at September 30, 2018	5,736	5,690
Additional paid-in capital	10,221	10,031
Retained earnings	39,414	37,097
Accumulated other comprehensive loss	(8,950)	(8,629)
Total shareholders’ equity	46,421	44,189
Total liabilities and shareholders’ equity	$102,588	$102,237
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,282)	$(911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,930	2,191
Amortization and write-off of debt issuance cost	11	53
Gain on disposal of operating assets or impairment of operating assets	(282)	(1,400)
LIFO expense	(36)	52
Share transactions under company stock plan	236	194
Other long-term liabilities	(76)	(234)
Deferred income taxes	(25)	(756)
Changes in operating assets and liabilities:
Receivables	2,015	1,415
Contract assets	(122)	—
Inventories	(150)	1,041
Refundable taxes	(438)	194
Prepaid expenses and other current assets	249	(228)
Other assets	(7)	35
Accounts payable	(1,729)	(1,474)
Other accrued liabilities	76	(222)
Accrued income and other taxes	36	508
Net cash provided by operating activities	406	458
Cash flows from investing activities:
Proceeds from disposal of operating assets	317	25
Capital expenditures	(797)	(703)
Net cash used for investing activities	(480)	(678)
Cash flows from financing activities:
Proceeds from long-term debt	133	—
Payments on long-term debt	(409)	(743)
Proceeds from revolving credit agreement	9,959	17,901
Repayments of revolving credit agreement	(10,230)	(17,703)
Payment of debt issue costs	(105)	—
Short-term debt borrowings	1,791	1,600
Short-term debt repayments	(1,392)	(1,105)
Net cash used for financing activities	(253)	(50)
Decrease in cash and cash equivalents	(327)	(270)
Cash and cash equivalents at the beginning of the period	1,252	1,399
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Cash and cash equivalents at the end of the period	$921	$1,131
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(287)	$(366)
Cash (paid) refund for income taxes, net	$(21)	$183
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2018 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted accounting in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" and in March 2017, the FASB issued AUS 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which were adopted by the Company on October 1, 2018. Significant changes to the Company's accounting policies as a result of adopting ASU 2014-09 (the "new revenue standard") and ASU 2017-07 are discussed below:

Revenue
A contract exists when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable.

Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company's revenue is from Purchase Orders ("PO's"), which continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later time when control of the products transfers to the customer. Revenue was previously recognized for certain Long-term Agreements ("LTA's"), Firm Fixed Pricing Agreements ("FFP"), and PO's at the point in time when the shipping terms were satisfied. Under the new revenue standard, the Company now recognizes revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the customer are as follows:

•
Certain military contracts, which support providing goods to the U.S. government, include provisions within the contract that are subject to the Federal Acquisition Regulation ("FAR"). The FAR provision allows the customer to unilaterally terminate the contract for convenience, and requires the customer to pay the Company for costs incurred plus reasonable profit margin and take control of any work in process.

•
For certain commercial contracts involving customer-specific products, the contract may fall under the FAR clause provisions noted above for military contracts or may include certain provisions within their contract that the customer controls the work in process based on contractual termination clauses or restrictions of the Company's use of the product and the Company possesses a right to payment for work performed to date plus reasonable profit margin.

As a result of control transferring over time for these products, revenue is recognized based on progress toward completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company has elected to use the cost to cost input method of progress based on costs incurred for these contracts because it best depicts the transfer of goods to the customer based on incurring costs on the contracts. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring goods. An accounting policy election to exclude from transaction price was made for sales, value add, and other taxes the Company collects concurrent with revenue-producing activities when applicable. The Company has elected to recognize incremental costs incurred to obtain contracts, which primarily represent commissions paid to third party sales agents where the amortization period would be less than one year, as selling, general and administrative expenses in the consolidated condensed statements of operations as incurred.

The Company elected a practical expedient under Topic 606 to not adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good to a customer and when the customer pays for that good will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.

The amount of consideration to which the Company expects to be entitled in exchange for the goods is not generally subject to significant variations.

The Company has elected to recognize the cost of freight and shipping when control of the products has transferred to the customer as an expense in cost of goods sold on the consolidated condensed statements of operations, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in cost of goods sold when control of the related products has transferred to the customer.

Contracts are occasionally modified to account for changes in contract specifications, requirements, and pricing. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Substantially all of the Company's contract modifications are for goods that are distinct from the existing contract. Therefore, the effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates is generally recognized on a prospective basis.

Contract Balances
Contract assets on the consolidated condensed balance sheets is recognized when a good is transferred to the a customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payment from customers are received based on the terms established in the contract with the customer.

Pension Benefits
With the adoption of ASU 2017-07 on October 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. The Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts previously disclosed in Note 6, Retirement Benefit Plan. Results showed expense for both first quarter of fiscal 2019 and 2018 that were reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net not material to the consolidated condensed operating statements.
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

	Three Months Ended December 31,
	2018	2017
Net loss	$(1,282)	$(911)

Weighted-average common shares outstanding (basic and diluted)	5,535	5,502

Net loss per share – basic and diluted:
Net loss per share	$(0.23)	$(0.17)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	186	110

D. Derivative Financial Instruments
The Company has from time-to-time utilized derivative instruments as part of the management of its financial risk exposure. The Company has no derivative instruments held for either hedging or trading purposes. Derivative instruments, when used, are put into place to hedge specific financial risk exposure. To qualify as a hedge, the item to be hedged must expose the Company to financial risk and the hedging instrument must effectively reduce that risk. If the derivative instrument is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative instrument are recorded in accumulated other comprehensive loss in the shareholders' equity section of the consolidated condensed balance sheets. Ineffective portions of changes in fair value of the derivative instrument, to the extent they may exist, are recognized in the consolidated condensed statements of operations.

E. Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and other related ASU's subsequently released and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

F. Recently Adopted Accounting Standards
The new revenue standard introduces a five-step revenue recognition model in which a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new revenue standard also requires disclosure sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the cost to obtain or fulfill a contract. For further discussion, see Note 8, Revenue.

On October 1, 2018, the Company adopted the new revenue standard and all related amendments using the modified retrospective method and applied those provisions to all open contracts. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of changes made to the balance sheet as of October 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance at September 30, 2018	Effect of Accounting Change	Balance at October 1, 2018
Assets
Contract asset	$—	$10,140	$10,140
Inventory, net	18,269	(6,542)	11,727
Liabilities & Shareholders' Equity
Retained earnings	37,097	3,598	40,695

As part of the cumulative effect of the accounting change made as it pertains to the inventory, net line, the impact includes a reduction to the Company's last-in, first-out (“LIFO”) reserve in the amount of $508 and excess and obsolete reserve of $366. As noted in Note 2, Inventories, a portion of the Company's inventory is on LIFO.

The following tables reflect the changes the financial statements line items as a result to the new revenue standard. The adoption of the new standard did not have an impact on "net cash provided by operating activities" on the consolidated condensed statement of cash flows for the three months ended December 31, 2018.

Consolidated Condensed Statement of Operations for the three months ended December 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$28,386	$681	$29,067
Cost of Goods Sold	25,965	365	26,330
Loss before income tax benefit	(2,112)	316	(1,796)
Net loss	$(1,598)	$316	$(1,282)
Basic net loss per share	$(0.29)	$0.06	$(0.23)
Diluted net loss per share	$(0.29)	$0.06	$(0.23)

Consolidated Condensed Balance Sheet as of December 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Assets
Contract asset	$—	$10,262	$10,262
Inventory, net	18,720	(6,907)	11,813
Liabilities & Shareholders' Equity
Contract liabilities (included within accrued liabilities)	1,000	(559)	441
Deferred income taxes	2,332	—	2,332
Retained earnings	35,499	3,915	39,414

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which amends certain cash flow issues which apply to all entities required to present a statement of cash flows. On October 1, 2018, the Company implemented provisions of ASU 2016-15 on a retrospective basis, which did not impact the consolidated condensed statements of cash flows for the periods presented.

2.	Inventories
Inventories consist of:

	December 31, 2018	September 30, 2018
Raw materials and supplies	$4,236	$6,202
Work-in-process	4,235	6,626
Finished goods	3,342	5,441
Total inventories	$11,813	$18,269
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the LIFO method for 29% and 54% of the Company’s inventories at December 31, 2018 and September 30, 2018, respectively. As noted in Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards, the LIFO reserve was impacted by the adoption of the new revenue standard. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results.. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,339 and $8,879 higher than reported at December 31, 2018 and September 30, 2018, respectively.
Since adopting the new revenue standard, interim results show a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities result in a projected increase in cost of goods sold by approximately $184 for the quarter. These inventories were carried in prior periods at the then prevailing costs, which were accurate at them time, but differ from the current manufacturing cost and/or material costs.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2018	September 30, 2018
Foreign currency translation adjustment	$(5,383)	$(4,955)
Retirement plan liability adjustment, net of tax	(3,567)	(3,674)
Total accumulated other comprehensive loss	$(8,950)	$(8,629)
4.    Debt
Debt consists of:

	December 31, 2018	September 30, 2018
Revolving credit agreement	$20,982	$21,253
Foreign subsidiary borrowings	7,783	7,949
Capital lease obligations	296	327
Other	103	—
Total debt	29,164	29,529

Less – current maturities	(27,220)	(27,197)
Total long-term debt	$1,944	$2,332
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with a new lender. The new Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability and the availability at December 31, 2018 and September 30, 2018 was $9,393 and $8,437, respectively. The proceeds from the Credit

Agreement were used to repay the indebtedness and extinguishment of the Company's November 9, 2016 Amended and Restated Credit and Security Agreement ("2016 Credit Agreement"), for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in connections with entering into the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. See discussion below under the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement discussion which revises the provision related to the FCCR.
On November 5, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement with its lender. The First Amendment retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties original understanding regarding, among other things: (i) the permitted liens securing certain indebtedness of the Company to the City of Cleveland (noted as other debt within the above debt table), (ii) the time frames for which certain post-closing requirements would be satisfied, and (iii) the conditions under which the Company will be required to meet the minimum fixed charge coverage ratio, which is as follows: the borrowers will not permit the Fixed Charge Coverage Ratio to be less than: (a) 1.1 to 1.0 as of August 31, 2018 or as of September 30, 2018; or (b) 1.1 to 1.0 at any month end on or after October 31, 2018; provided that the Fixed Charge Coverage Ratio will not be tested under this clause (b) unless (i) a Default has occurred and is continuing or (ii) availability was less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period (with the FCCR calculated as of the end of the month for which the lender has most recently received financial statements). SIFCO met the FCCR requirements at August 31, 2018, after obtaining a waiver, and the FCCR requirements at September 30, 2018. The availability was greater than the 12.5% of the Revolving Commitment as of December 31, 2018, as such, FCCR calculation was not required.

On December 17, 2018, the Company entered into an Export Credit Agreement (the “Export Credit Agreement”) with its Lender. Pursuant to the terms of the Export Credit Agreement, the Lender will lend amounts to the Company on foreign receivables that are guaranteed by the Export-Import Bank of the United States of America. The Export Credit Agreement provides for a revolving commitment of $5,000, therefore increasing the maximum borrowing of the revolver to $35,000. The borrowings under the Export Credit Agreement will bear interest at (depending on the type of borrowing) the CBFR or LIBOR Rate, plus the applicable margin as set forth in the Export Credit Agreement. The maturity date under the Export Credit Agreement is August 6, 2021 (or such earlier date as the revolving commitments under the Export Credit Agreement are reduced to zero or otherwise terminated). The Export Credit Agreement contains customary representations, warranties, covenants and events of default, including, without limitation, the affirmative covenants under the Company’s Credit Agreement dated August 8, 2018, as amended with the Lender. In connection with entering into the Export Credit Agreement, the Company also entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment amends certain definitions and provisions to provide for the Company’s entrance into the Export Credit Agreement.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 4.05% and 3.85% at December 31, 2018 and September 30, 2018, respectively and the Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 3.59% at December 31, 2018. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	December 31, 2018	September 30, 2018
Term loan	$3,051	$3,548
Short-term borrowings	4,127	3,472
Factor	605	929
Total debt	$7,783	$7,949

Less – current maturities	(6,101)	(5,822)
Total long-term debt	$1,682	$2,127

Receivables pledged as collateral	$1,366	$2,007

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.0%. In December 2018, the Company entered into a six month short-term debt arrangement of $1,137 to be used for working capital purpose. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheet.

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212 as of September 30, 2018, and during the first quarter of fiscal 2019, additional costs of $75 were incurred that related to the First and Second Amendment, of which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $23 and $12 at December 31, 2018 and September 30, 2018, respectively.
5. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2019 was 29%, compared with 21% for the same period of fiscal 2018. The increase in the effective rate was primarily attributable to a decrease in year-to-date non-U.S. income in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, partially offset by discrete tax benefits in the first quarter of fiscal 2018 applied against a year-to-date loss related to tax legislation enacted which were non-recurring in fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
On December 22, 2017, the Tax Cut and Jobs Act (the "Act") was enacted which, among other items, reduced the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings not previously subject to U.S. taxation, provides a U.S. federal tax exemption on future distributions of foreign earnings, and beginning in fiscal 2019, creates a new minimum tax on certain foreign-sourced earnings.
As required, during the first quarter of fiscal 2019, the Company has completed its accounting for items previously considered provisional during fiscal 2018. At September 30, 2018, the Company's provisional estimate with respect to the one-time transition tax was $240, net of applicable foreign tax credits generated. As a result of the valuation allowance in the U.S. on tax attribute carryforwards available to offset the one-time transition tax, no charge to tax expense was recorded related to the one-time transition tax. The Company completed its calculation of the one-time transition tax in the first quarter of fiscal 2019 based on all available guidance. No measurement period adjustment was recorded. All other items of the Act were considered complete at September 30, 2018.
On January 15, 2019, the IRS finalized regulations that govern the transition tax. The Company is in the process of analyzing these regulations, however, no material impact to the financial statements is expected as a result of the final regulations.

The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI is effective for the Company starting in fiscal 2019. The Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2018	2017
Service cost	$75	$63
Interest cost	264	240
Expected return on plan assets	(393)	(402)
Amortization of net loss	107	161
Net periodic cost	$53	$62
During the three months ended December 31, 2018 and 2017, the Company made $22 and $0 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $128 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2019 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2019. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2019.

7.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan"), which was further amended and restated under the 2016 Long-Term Incentive Plan ("2016 Plan"). The aggregate number of shares that may be awarded by the Company was increased by 646 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
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
During the first three months of fiscal 2019, the Company granted 134 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 87 performance shares and 47 shares of time-based restricted shares, with a grant date fair value of $4.73 per share. The award vests over three years. During the first three months of the fiscal year, there was approximately 1 performance shares and time-based restricted shares that were forfeited.
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

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 170 shares that remain available for award at December 31, 2018. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $236 and $194 during the first three months of fiscal 2019 and 2018, respectively. As of December 31, 2018, there was $1,133 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.7 years.

8.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type for the three months ended December 31, 2018 and 2017, respectively.

	Three Months Ended December 31,
	2018	2017 ¹

Commercial revenue	$12,067	$13,641
Military revenue	17,000	10,610
Total	$29,067	$24,251
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by the various components for the three months ended December 31, 2018 and 2017, respectively.

	Three Months Ended December 31,
Net Sales	2018	2017 ¹
Aerospace components for:
Fixed wing aircraft	$13,304	$12,520
Rotorcraft	5,130	5,537
Energy components for power generation units	3,732	5,508
Commercial product and other revenue	6,901	686
Total	$29,067	$24,251
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by geographic region based on the Company's selling operation locations for the three months ended December 31, 2018 and 2017, respectively:

	Three Months Ended December 31,
Net Sales	2018	2017 ¹
North America	25,721	19,255
Europe	3,346	4,996
Total	$29,067	$24,251
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

In addition to the disaggregating revenue information provided above, approximately 61% of total net sales as of December 31, 2018 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over time, a contract asset is established as revenue is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the performance obligation occurs over time, the contract liability is reversed over the course of production. If the performance obligation is point in time, the contract liability reverses upon shipping.

The following table contains a roll forward of contract assets and contract liabilities for the three months ended December 31, 2018:

Contract assets - Beginning balance, October 1, 2018	$10,140
Additional revenue recognized over-time	17,827
Less amounts billed to the customers	$(17,705)
Contract assets - Ending balance, December 31, 2018	$10,262

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2018	$—
Performance obligations satisfied	559
Payments received in advance of performance obligations	(1,000)
Contract liabilities (included within Accrued liabilities) - Ending balance, December 31, 2018	$(441)

There were no impairment losses recorded on contract assets for the three months ended December 31, 2018.

Remaining performance obligations
As of December 31, 2018, the Company has $86,364 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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
On December 26, 2018, a subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange") experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to return the site to full service as safely and quickly as possible. As of December 31, 2018, the Company recorded an estimated loss on assets related to machinery and equipment of $1,107, inventory loss of $78, other period costs/fire remediations costs of $176 and $50 for insurance deductible. An offsetting receivable for insurance is included within other receivables, net of deductible within the consolidated condensed balance sheets as of December 31, 2018 as these losses were insurable. Any further recoveries in excess of recognized losses are evaluated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also has business interruption coverage; however, as of December 31, 2018, it was premature to record an estimate of losses as the Company and insurance carrier are still working through this portion of the policy.

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 are recoverable.

Orange is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the United States District Court for the District of Rhode Island, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  No specific amount of damages was claimed by Avco and no discovery has occurred at this time and Orange disagrees with the allegations made by Avco.  Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a loss as the Company does not have a reasonable basis on which to establish and estimate.

Orange is currently a defendant and cross-complainant in a lawsuit filed by a previous landlord in the Superior Court of the State of California for the County of Los Angeles that is related to a previously leased property in Long Beach, California. The plantiff is alleging certain claims against the Company, which pursuant to Code of Civil Procedure Section 998, the Company is offering a judgment in favor of the plaintiff in the amount of $48. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has recorded the amount of the offer as of December 31, 2018 within the selling, general and administrative expense line of the consolidated condensed statements.
10.    Assets Held for Sale and Disposal
The assets held for sale at December 31, 2018 and September 30, 2018, were $0 and $35, respectively. The balance remaining at September 30, 2018 relates to the Alliance building and certain machinery and equipment, which the Company sold during the first quarter of fiscal 2019 for a gain on sale of asset within the consolidated condensed statements of operations of $282. On November 1, 2018 the Company executed a purchase agreement and finalized the sale transaction with a buyer for the Alliance building and land. The Company received cash proceeds for both the building and machinery and equipment, less cost to sell of approximately $317, which is recorded as part of the a gain on sale of asset within the consolidated condensed statements of operations.
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

A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications. The Company completed the sale of the building and land at its Alliance, Ohio ("Alliance") location in November 2018. As a result of the sale, the company generated cash proceeds of $0.3 million, net of cost to sell.

On December 26, 2018, the Orange, California ("Orange") manufacturing facility experienced a fire, which caused damage to one of the three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to return the site to full service as safely and quickly as possible. As of December 31, 2018, the Company recorded an estimated loss on assets related to machinery and equipment of $1.1 million, an inventory loss of $0.1 million, other period costs/fire remediations costs of $0.2 million and $0.1 million in insurance deductibles. An offsetting receivable for insurance are included within other receivables, net of deductible within the consolidated condensed balance sheets as of December 31, 2018 as these losses were insurable. As such, the impact to the statement of operations is zero as of December 31, 2018. Any further recoveries in excess of recognized losses will be evaluated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also has business interruption coverage; however, as of December 31, 2018, it was premature to record an estimate of losses as the Company and insurance carrier are still working through this portion of the policy.

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 are recoverable.

Three Months Ended December 31, 2018 compared with Three Months Ended December 31, 2017

Net Sales
Net sales for the first three months of fiscal 2019 increased 19.9% to $29.1 million, compared with $24.3 million in the comparable period of fiscal 2018. Net sales comparative information for the first three months of fiscal 2019 and 2018 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/(Decrease)
Net Sales	2018	2017
Aerospace components for:
Fixed wing aircraft	$13.3	$12.5	$0.8
Rotorcraft	5.1	5.6	(0.5)
Energy components for power generation units	3.8	6.1	(2.3)
Commercial product and other revenue	6.9	0.1	6.8
Total	$29.1	$24.3	$4.8
Commercial products and other revenue increased $6.8 million primarily due to the market share and timing of the Hellfire II missile program. Net sales in energy components for power generation units decreased by $2.3 million compared with the same period last year due to the continued softening of the energy market. The increase in fixed wing aircraft sales of $0.8 million is primarily due to increased sales for the C-130 and F-35 programs.
Commercial net sales were 41.5% of total net sales and military net sales were 58.5% of total net sales in the first three months of fiscal 2019, compared with 56.2% and 43.8%, respectively, in the comparable period in fiscal 2018.  Military net sales increased by $6.4 million to $17.0 million in the first three months of fiscal 2019, compared with $10.6 million in the comparable period of fiscal 2018, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $1.6 million to $12.1 million in the first three months of fiscal 2019, compared with $13.6 million in the comparable period of fiscal 2018 primarily due to the softening of energy market.

Cost of Goods Sold
Cost of goods sold increased by $4.1 million, or 18.5%, to $26.3 million, or 90.6% of net sales, during the first three months of fiscal 2019, compared with $22.2 million or 91.6% of net sales, in the comparable period of fiscal 2018. The increase was due primarily to increased volumes partially off-set by product mix.
Gross Profit
Gross profit increased $0.7 million to $2.7 million during the first three months of fiscal 2019, compared with $2.0 million in the comparable period of fiscal 2018. Gross margin percent of sales was 9.4% during the first three months of fiscal 2019, compared with 8.4% in the comparable period in fiscal 2018. The decrease in gross profit was primarily due to product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.1 million, or 14.1% of net sales during the first three months of fiscal 2019, compared with $4.1 million, or 16.8% of net sales in the comparable period of fiscal 2018.
Amortization of Intangibles
Amortization of intangibles was $0.4 million for both the first three months of fiscal 2019 and fiscal 2018, respectively.
Other/General
The Company had a gain of $0.3 million the first three months of fiscal 2019, compared to $1.4 million in the first three months of fiscal 2018. The current period gain related to the sale of Alliance building compared to the prior year gain related to the sale of the Company's Cork, Ireland ("Irish building") facility.

Interest expense decreased $0.1 million to $0.3 million in the first three months of fiscal 2019, compared with $0.4 million in the same period in fiscal 2018. The decrease is primarily due to lower average borrowing in the current period and reduction of interest rates. See Note 4, Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2019 and 2018:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2018	2017	2018	2017
Revolving credit agreement	4.1%	5.4%	$ 22.8 million	$ 19.6 million
Term note	—%	5.8%	$ 0.0 million	$ 3.9 million
Foreign term debt	2.3%	2.7%	$ 7.5 million	$ 8.1 million
Other income, net, was zero in the first three months of fiscal 2019. No further rental income was received since the sale of the Irish building was finalized in the first quarter of fiscal 2018. The prior year amount of other income, net was $0.3 million for first three months, which included rental income earned from the lease of the Irish building and grant income realized due to the sale of the Irish building.
Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2019 was 29%, compared with 21% for the same period of fiscal 2018. The increase in the effective rate was primarily attributable to a decrease in year-to-date non-U.S. income in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, partially offset by discrete tax benefits in the first quarter of fiscal 2018 applied against a year-to-date loss related to tax legislation enacted which were non-recurring in fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $1.3 million during the first three months of fiscal 2019, compared with a net loss of $0.9 million in the comparable period of fiscal 2018.  Net loss increased primarily due to the prior year's results including the gain on sale of the Irish building and grant income realized as a result of the sale, partially offset by higher sales and gross profit.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2018	2017
Net loss	$(1,282)	$(911)
Adjustments:
Depreciation and amortization expense	1,930	2,191
Interest expense, net	291	435
Income tax (benefit)	(514)	(240)
EBITDA	425	1,475
Adjustments:
Foreign currency exchange (gain), net (1)	(1)	(36)
Other income, net (2)	—	(316)
Gain on disposal and impairment of assets (3)	(282)	(1,400)
Equity compensation (4)	236	194
LIFO impact (5)	(36)	52
Adjusted EBITDA	$342	$(31)

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, which previously consisted of rental income from the Company's Irish subsidiary (through first quarter 2018 when the building was sold). Included in fiscal 2018 was grant income that was realized that relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment on long-lived assets.

(4)
Represents the equity-based compensation expense recognized by the Company under its 2016 Long-Term Incentive Plan (as the amendment and restatement of, and successor to, the 2007 Long-Term Incentive Plan) due to granting of awards, awards not vesting and/or forfeitures.

(5)	Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
B. Liquidity and Capital Resources
Cash and cash equivalents were $0.9 million at December 31, 2018 compared with $1.3 million at September 30, 2018. At December 31, 2018, approximately $0.7 million of the Company’s cash and cash equivalents was in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $0.4 million of cash in the first three months of fiscal 2019, compared with $0.5 million of cash provided by operating activities in the first three months of fiscal 2018. The cash provided by operating activities in the first three months of fiscal 2019 was primarily due to depreciation and amortization of $1.9 million, a net use of working capital of $0.1 million, the net gain on sale of Alliance building and other assets of $0.3 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $1.3 million. The cash used for working capital was primarily due to decreased receivables due to collections offset by timing of payments to suppliers.
The Company’s operating activities provided $0.5 million of cash in the first three months of fiscal 2018, compared with $0.8 million of cash used by operating activities in the first three months of fiscal 2017. The cash provided by operating activities in the first three months of fiscal 2018 was primarily due to depreciation and amortization of $2.2 million, offset by a gain on sale of Irish building and other assets of $1.4 million, a net source of working capital of $1.3 million, and $0.7 million of other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $0.9 million. The cash provided for working capital was primarily due to a $1.4 million decrease in accounts receivables and $1.0 million decrease in inventory.

Investing Activities
Cash used by investing activities was $0.5 million in the first three months of fiscal 2019, which includes cash proceeds of $0.3 million for the sale of the Company's Alliance building and machinery and equipment that had previously been held for sale as of September 30, 2018, compared with cash used for investing activities of $0.7 million in the first three months of fiscal 2018. In addition to the $0.8 million expended during the first three months of fiscal 2019, $1.6 million was committed for future capital expenditures as of December 31, 2018. The Company anticipates that total fiscal 2019 capital expenditures will be within the range of $4.1 million to $5.1 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, the Company anticipates to incur additional costs of approximately $6.0 million to $12.0 million in capital expenditures at the Orange location as the result of the fire and damage that took place. These costs are expected to be offset by insurance proceeds, of which $3.5 million has been received since December 31, 2018.
Financing Activities
Cash used by financing activities was $0.3 million in the first three months of fiscal 2019, compared with cash used by financing activities of $0.1 million in the first three months of fiscal 2017.
The Company had repayments of $0.4 million of long-term debt, of which were from the Company's foreign long-term loan, compared to $0.7 million in repayments in the comparable prior period, of which $0.2 million of repayments related to the term loan under the Amended and Restated Credit and Security Agreement ("2016 Credit Agreement") and $0.5 million of repayments were to its foreign long-term loan in fiscal 2018.
In August 2018, the company extinguished its 2016 Credit Agreement and entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 4, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First and Second Amendment to the Credit Agreement.
The Company had net repayments from the revolver under the Credit Agreement of $0.3 million in the first three months of fiscal 2019, compared with net borrowings of $0.2 million in the first three months of fiscal 2018.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 4.05% at December 31, 2018 and the Export Credit Agreement as discussed in Note 4, Debt, has a rate based on LIBOR plus 1.25% spread, which was 3.59% at December 31, 2018. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period. The availability at December 31, 2018 was $9.4 million. If availability had fallen short, the Company will be required to meet fixed charge coverage ratio ("FCCR"), which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Since the availability was greater than the 12.5% of the Revolving Commitment as of December 31, 2018, the FCCR calculation was not required.
The Company incurred debt issuance costs related to the above Credit Agreements and amendments in fiscal 2019 and 2018. See Note 4, Debt for further discussion.
Future cash flows from the Company’s operations will be used to pay down amounts outstanding under the Credit Agreement. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement.
C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2018 have not materially changed since that report was filed, except for the following:

Effective October 1, 2018, the Company adopted the new revenue standard. Prior to the adoption of the new revenue standard, the Company generally recognized revenue when title and risk of loss passed to the customer, which generally occurred at the time of shipment or when title passed when the goods reached their destination.

Under the new revenue standard, the Company recognizes revenue when performance obligations are satisfied under the terms of a contract with the customer. This has resulted in control transferring over time for certain customer products, in which revenue is recognized based on progress toward completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company has elected to use the cost to cost input method of progress based on costs incurred for these contracts because it best depicts the transfer of goods to the customer based on incurring costs on the contracts. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. The remaining customer contracts continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later point in time when control of the products transfers to the customer.

Contract Balances
Contract assets on the consolidated condensed balance sheets is recognized when a good is transferred to the a customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payment from customers are received based on the terms established in the contract with the customer.

D. Impact of Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The standard requires a modified retrospective transition for capital and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the new guidance on October 1, 2019 and is currently evaluating the requirements of ASU 2016-02 and other related ASU's subsequently released and anticipates that the adoption will impact the consolidated condensed balance sheets due to the recognition of the right-to-use asset and lease liability related to its current operating leases.

E. Recently Adopted Accounting Standards

For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2018 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2018 Annual Report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of December 31, 2018.

•	Key controls around segregation of duties and periodic access reviews within IT general and application controls for domestic operations were not designed or operating effectively.

•	Key controls within IT processes were not designed and operating effectively at Maniago.

•
Review controls related to certain accounting matters with manual calculations and financial statement disclosures related to a recently adopted accounting pronouncement were not sufficiently precise in detecting material errors.

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

•
To prevent future reoccurrence of errors surrounding accounting matters with manual calculations and financial statement disclosures, management will take appropriate measures to enhance the precision of controls surrounding completeness and accuracy of key spreadsheets and financial statement disclosures and add additional layers of review by having additional accounting personnel ensure the accuracy of the calculations and financial statement disclosures. This includes improving documentation of controls, training, and enhanced communication within the organization.

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

Although we expect to make meaningful progress on our remediation plan during fiscal year 2019, our efforts may extend past the end of fiscal year 2019. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation
Beginning October 1, 2018, the Company implemented ASC 606, “Revenue from Contracts with Customers” ("Topic 606") For its adoption, the Company implemented changes to its revenue recognition process and control activities within them, such as development of new entity-wide policies, ongoing contract reviews and manual changes to accommodate presentation and disclosure requirements.

Except for the remediation items described in Item 4 related to prior year findings and Topic 606 and a newly identified material weakness in the first quarter of fiscal 2019, there have been no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II. Other Information
Items 1A, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more information regarding our outstanding material legal proceedings, see Note 9, Commitments and Contingencies.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
The Board of Directors of the Company authorized the repurchase of unregistered restricted shares that were privately issued to Wyman-Gordon pursuant to an agreement between the parties in 1995. Pursuant to the share repurchase agreement entered into between the Company and the shareholder, the Company agreed to purchase 20,636 unregistered restricted shares of common stock from such shareholder at a price of $3.00 per share.
The shares were repurchased pursuant to the terms of the share repurchase agreement on January 18, 2019.
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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated January 31, 2017 and incorporated herein by reference
9.4*	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company's Form 10-Q dated February 14, 2019
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

10.9
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.10	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.11	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.12	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.13
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.14
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective May 4, 2018, filed as Exhibit 10.17 to the Company's Form 10-Q dated May 4, 2018 and incorporated herein by reference

10.15
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to th e Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.16
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.17
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to th e Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.18
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 filed with the SEC on February 19, 2019, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2018 and 2017, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2018 and 2017, (iii) Consolidated Condensed Balance Sheets at December 31, 2018 and September 30, 2018, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2018 and 2017, and (iv) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 19, 2019	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2019	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)