Form 10-Q
period 2019-03-31
SIFCO INDUSTRIES INC
filed 2019-05-10
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	SIF	NYSE American
The number of the Registrant’s Common Shares, par value $1.00, outstanding at April 30, 2019 was 5,773,318.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net sales	$27,392	$27,794	$56,458	$52,044
Cost of goods sold	25,304	25,265	51,633	47,487
Gross profit	2,088	2,529	4,825	4,557
Selling, general and administrative expenses	3,784	3,861	7,894	7,933
Amortization of intangible assets	413	433	828	858
Gain on disposal or impairment of operating assets	—	(29)	(282)	(1,429)
Gain on insurance proceeds received for damaged property	(1,164)	—	(1,164)	—
Operating loss	(945)	(1,736)	(2,451)	(2,805)
Interest income	(1)	(14)	(2)	(29)
Interest expense	315	436	607	886
Foreign currency exchange gain, net	(1)	(43)	(1)	(80)
Other income, net	(34)	(80)	(35)	(396)
Loss before income tax expense (benefit)	(1,224)	(2,035)	(3,020)	(3,186)
Income tax expense (benefit)	34	3	(480)	(237)
Net loss	$(1,258)	$(2,038)	$(2,540)	$(2,949)

Net loss per share
Basic	$(0.23)	$(0.37)	$(0.46)	$(0.53)
Diluted	$(0.23)	$(0.37)	$(0.46)	$(0.53)

Weighted-average number of common shares (basic)	5,561	5,535	5,548	5,519
Weighted-average number of common shares (diluted)	5,561	5,535	5,548	5,519
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(1,258)	$(2,038)	$(2,540)	$(2,949)
Other comprehensive income (loss):
Foreign currency translation adjustment	(159)	534	(587)	831
Retirement plan liability adjustment	107	161	215	323
Interest rate swap agreement adjustment	—	—	—	19
Comprehensive loss	$(1,310)	$(1,343)	$(2,912)	$(1,776)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,903	$1,252
Receivables, net of allowance for doubtful accounts of $537 and $520, respectively	22,555	28,001
Contract asset	8,761	—
Other receivables	366	—
Inventories, net	10,342	18,269
Refundable income taxes	425	126
Prepaid expenses and other current assets	1,499	1,900
Assets held for sale	—	35
Total current assets	45,851	49,583
Property, plant and equipment, net	35,338	35,390
Intangible assets, net	4,181	5,076
Goodwill	11,733	12,020
Other assets	342	168
Total assets	$97,445	$102,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,921	$5,944
Revolver	18,630	21,253
Accounts payable	13,119	15,513
Accrued liabilities	5,485	5,107
Total current liabilities	43,155	47,817
Long-term debt, net of current maturities	1,679	2,332
Deferred income taxes	2,193	2,413
Pension liability	5,112	5,339
Other long-term liabilities	67	147
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares –5,773 at March 31, 2019 and 5,690 at September 30, 2018	5,773	5,690
Additional paid-in capital	10,353	10,031
Retained earnings	38,114	37,097
Accumulated other comprehensive loss	(9,001)	(8,629)
Total shareholders’ equity	45,239	44,189
Total liabilities and shareholders’ equity	$97,445	$102,237
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,540)	$(2,949)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,840	4,319
Amortization and write-off of debt issuance cost	45	110
Gain on disposal of operating assets or impairment of operating assets	(282)	(1,429)
Gain on insurance proceeds received for damaged property	(1,164)	—
LIFO expense	(57)	115
Share transactions under company stock plan	426	242
Other long-term liabilities	(78)	(203)
Deferred income taxes	(143)	(896)
Changes in operating assets and liabilities:
Receivables	5,247	(10)
Contract assets	1,380	—
Inventories	1,291	1,606
Refundable taxes	(299)	194
Prepaid expenses and other current assets	60	(382)
Other assets	(174)	73
Accounts payable	(3,007)	451
Other accrued liabilities	425	(445)
Accrued income and other taxes	25	592
Net cash provided by operating activities	4,995	1,388
Cash flows from investing activities:
Insurance proceeds received for damaged property	2,270	—
Proceeds from disposal of operating assets	317	3,023
Capital expenditures	(3,752)	(1,561)
Net cash (used in) provided by investing activities	(1,165)	1,462
Cash flows from financing activities:
Proceeds from long-term debt	227	—
Payments on long-term debt	(701)	(1,936)
Proceeds from revolving credit agreement	25,469	34,243
Repayments of revolving credit agreement	(28,092)	(35,993)
Payment of debt issue costs	(105)	(100)
Short-term debt borrowings	3,335	3,093
Short-term debt repayments	(3,247)	(2,705)
Share retirement	(62)	—
Net cash used for financing activities	(3,176)	(3,398)
Increase (Decrease) in cash and cash equivalents	654	(548)
Cash and cash equivalents at the beginning of the period	1,252	1,399
Effect of exchange rate changes on cash and cash equivalents	(3)	34
Cash and cash equivalents at the end of the period	$1,903	$885
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(551)	$(702)
Cash (paid) refund for income taxes, net	$(57)	$159
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2019
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2018	5,690	$5,690	$10,031	$37,097	$(8,629)	$44,189

Cumulative effect of the new revenue standard	—	—	—	3,598	—	3,598
Comprehensive loss	—	—	—	(2,540)	(372)	(2,912)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	446	—	—	446
Share transactions under equity based plans	104	104	(124)	—	—	(20)
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,114	$(9,001)	$45,239

	Three Months Ended March 31, 2019
Balance - December 31, 2018	5,736	$5,736	$10,221	$39,413	$(8,949)	$46,421

Comprehensive loss	—	—	—	(1,258)	(52)	(1,310)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	208	—	—	208
Share transactions under equity based plans	58	58	(76)	—	—	(18)
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,114	$(9,001)	$45,239

	Six Months Ended March 31, 2018
Balance - September 30, 2017	5,596	$5,596	$9,519	$44,267	$(9,251)	$50,131

Comprehensive loss	—	—	—	(2,949)	1,173	(1,776)
Performance and restricted share expense	—	—	249	—	—	249
Share transactions under equity based plans	95	95	(104)	—	—	(9)
Balance - March 31, 2018	5,691	$5,691	$9,664	$41,318	$(8,078)	$48,595

	Three Months Ended March 31, 2018
Balance - December 31, 2017	5,644	$5,644	$9,664	$43,356	$(8,773)	$49,891

Comprehensive loss	—	—	—	(2,038)	695	(1,343)
Performance and restricted share expense	—	—	47	—	—	47
Share transactions under equity based plans	47	47	(47)	—	—	—
Balance - March 31, 2018	5,691	$5,691	$9,664	$41,318	$(8,078)	$48,595

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

Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company's revenue is from purchase orders ("PO's"), which continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later time when control of the products transfers to the customer. Revenue was previously recognized for certain long-term agreements ("LTA's"), firm fixed pricing agreements, and PO's at the point in time when the shipping terms were satisfied. Under the new revenue standard, the Company now recognizes certain revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the applicable customer are as follows:

•
Certain military contracts, which support providing goods to the U.S. government, include provisions within the contract that are subject to the Federal Acquisition Regulation ("FAR"). The FAR provision allows the customer to unilaterally terminate the contract for convenience and requires the customer to pay the Company for costs incurred plus reasonable profit margin and take control of any work in process.

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

Contract Balances
Contract assets on the consolidated condensed balance sheets is recognized when a good is transferred to the customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances, revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payment from customers are received based on the terms established in the contract with the customer.

Pension Benefits
With the adoption of ASU 2017-07 on October 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. The Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts disclosed below in Note 6, Retirement Benefit Plans. Results showed expense for both the three months and six months ended of fiscal 2019 and 2018 were reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net and were not material to the consolidated condensed statement of operations.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(1,258)	$(2,038)	$(2,540)	$(2,949)

Weighted-average common shares outstanding (basic and diluted)	5,561	5,535	5,548	5,519

Net loss per share – basic and diluted:
Net loss per share	$(0.23)	$(0.37)	$(0.46)	$(0.53)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	214	140	200	125

D. Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet by those leases with a lease term of more than twelve months. The standard allows for a modified retrospective transition for finance and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Alternatively, the Company can elect the optional transition method to the adoption for lessees related to finance and operating leases existing at, or entered into after October 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any restatements prior to the Company's 2020 fiscal year. The Company will adopt the new guidance on October 1, 2019 and is in the process of putting together a project plan and assembling a project team to execute over the next months. As the implementation progresses, the Company will determine the extent of the impact on its consolidated condensed financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.
E. Recently Adopted Accounting Standards
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

The following tables reflect the changes to the financial statements line items as a result to the new revenue standard. The adoption of the new standard did not have an impact on "net cash provided by operating activities" on the consolidated condensed statement of cash flows for the six months ended March 31, 2019.

Consolidated condensed statement of operations for the six months ended March 31, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$57,838	$(1,380)	$56,458
Cost of Goods Sold	53,586	(1,953)	51,633
Loss before income tax benefit	(3,593)	573	(3,020)
Net loss	$(3,113)	$573	$(2,540)
Basic net loss per share	$(0.56)	$0.10	$(0.46)
Diluted net loss per share	$(0.56)	$0.10	$(0.46)

Consolidated condensed statement of operations for the three months ended March 31, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$29,452	$(2,060)	$27,392
Cost of Goods Sold	27,622	(2,318)	25,304
Loss before income tax expense	(1,482)	258	(1,224)
Net loss	$(1,516)	$258	$(1,258)
Basic net loss per share	$(0.27)	$0.04	$(0.23)
Diluted net loss per share	$(0.27)	$0.04	$(0.23)

Consolidated condensed balance sheet as of March 31, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Assets
Contract asset	$—	$8,761	$8,761
Inventory, net	14,931	(4,589)	10,342
Liabilities & Shareholders' Equity
Contract liabilities (included within accrued liabilities)	—	—	—
Deferred income taxes	2,193	—	2,193
Retained earnings	33,942	4,172	38,114

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

2.	Inventories
Inventories consist of:

	March 31, 2019	September 30, 2018
Raw materials and supplies	$3,773	$6,202
Work-in-process	3,669	6,626
Finished goods	2,900	5,441
Total inventories	$10,342	$18,269
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the LIFO method for 27% and 54% of the Company’s inventories at March 31, 2019 and September 30, 2018, respectively. As noted in Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards, the LIFO reserve was impacted by the adoption of the new revenue standard. An actual valuation of inventory under the LIFO method can be made only at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,314 and $8,879 higher than reported at March 31, 2019 and September 30, 2018, respectively.
Since adopting the new revenue standard, interim results show a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold by approximately $333 for the six months ended March 31,2019. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2019	September 30, 2018
Foreign currency translation adjustment	$(5,542)	$(4,955)
Retirement plan liability adjustment, net of tax	(3,459)	(3,674)
Total accumulated other comprehensive loss	$(9,001)	$(8,629)

4.    Debt
Debt consists of:

	March 31, 2019	September 30, 2018
Revolving credit agreement	$18,630	$21,253
Foreign subsidiary borrowings	7,224	7,949
Capital lease obligations	185	327
Other	192	—
Total debt	26,231	29,529

Less – current maturities	(24,552)	(27,197)
Total long-term debt	$1,679	$2,332
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with a new lender. The new Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability and the availability at March 31, 2019 and September 30, 2018 was $9,134 and $8,437, respectively. The proceeds from the Credit Agreement were used to repay the indebtedness and extinguishment of the Company's November 9, 2016 Amended and Restated Credit and Security Agreement ("2016 Credit Agreement"), for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in connections with entering into the Credit Agreement.
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
On November 5, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement with its lender. The First Amendment retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties original understanding regarding, among other things: (i) the permitted liens securing certain indebtedness of the Company to the City of Cleveland (noted as other debt within the above debt table), (ii) the timeframes for which certain post-closing requirements would be satisfied, and (iii) the conditions under which the Company will be required to meet the minimum FCCR, which is as follows: the borrowers will not permit the FCCR to be less than: (a) 1.1 to 1.0 as of August 31, 2018 or as of September 30, 2018; or (b) 1.1 to 1.0 at any month end on or after October 31, 2018; provided that the FCCR will not be tested under this clause (b) unless (i) a Default has occurred and is continuing or (ii) availability was less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period (with the FCCR calculated as of the end of the month for which the lender has most recently received financial statements). SIFCO met the FCCR requirements at August 31, 2018, after obtaining a waiver, and the FCCR requirements at September 30, 2018. The availability was greater than the 12.5% of the Revolving Commitment as of March 31, 2019, and, as such, FCCR calculation was not required.

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

On March 29, 2019, the Company entered into a Third Amendment with its Lender. This amendment extends the timeframes for when certain post-closing requirements would be satisfied as of March 31, 2019.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 4.24% and 3.85% at March 31, 2019 and September 30, 2018, respectively and the Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 3.74% at March 31, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	March 31, 2019	September 30, 2018
Term loan	$2,745	$3,548
Short-term borrowings	4,145	3,472
Factor	334	929
Total debt	$7,224	$7,949

Less – current maturities	(5,779)	(5,822)
Total long-term debt	$1,445	$2,127

Receivables pledged as collateral	$878	$2,007

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

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and during the six months of fiscal 2019, additional costs of $75 were incurred that related to the First and Second Amendment, of which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $47 and $12 at March 31, 2019 and September 30, 2018, respectively.
5. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2019 was 16%, compared with 7% for the same period of fiscal 2018. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2019 compared with the same period of fiscal 2018, partially offset by discrete tax benefits in the second quarter of fiscal 2018 applied against a year-to-date loss related to tax legislation enacted which were non-recurring in fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Service cost	$75	$63	$149	$126
Interest cost	264	239	528	479
Expected return on plan assets	(393)	(401)	(787)	(803)
Amortization of net loss	107	161	215	323
Net periodic cost	$53	$62	$105	$125
During the six months ended March 31, 2019 and 2018, the Company made $48 and $0 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $103 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2019 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2019. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2019.

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
During the first six months of fiscal 2019, the Company granted 134 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 87 performance shares and 47 shares of time-based restricted shares, with a grant date fair value of $4.73 per share. The award vests over three years. During the first six months of the fiscal year, there were approximately 7 performance shares and time-based restricted shares that were forfeited.
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
During the first six months of fiscal 2019, the Company granted its non-employee directors 61 restricted shares under the 2016 Plan, with a grant date fair value of $3.15, which vest over one year. One award for 47 restricted shares vested and approximately 4 restricted shares were forfeited.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 118 shares that remain available for award at March 31, 2019. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $426 and $242 during the first six months of fiscal 2019 and 2018, respectively and $190 and $47 during the three months of fiscal 2019 and 2018, respectively. As of March 31, 2019, there was $1,091 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.5 years.

8.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type for the three and six months ended March 31, 2019 and 2019, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018 ¹	2019	2018 ¹

Commercial revenue	$14,435	$15,393	$26,500	$29,033
Military revenue	12,957	12,401	29,958	23,011
Total	$27,392	$27,794	$56,458	$52,044
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by the various components for the three and six months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2019	2018 ¹	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$13,088	$15,092	$26,392	$27,623
Rotorcraft	7,043	5,332	12,173	10,813
Energy components for power generation units	4,730	6,132	8,460	11,640
Commercial product and other revenue	2,531	1,238	9,433	1,968
Total	$27,392	$27,794	$56,458	$52,044
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by geographic region based on the Company's selling operation locations for the three and six months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2019	2018 ¹	2019	2018 ¹
North America	22,721	22,081	48,443	41,323
Europe	4,671	5,713	8,015	10,721
Total	$27,392	$27,794	$56,458	$52,044
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

In addition to the disaggregating revenue information provided above, approximately 60% of total net sales as of March 31, 2019 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over time, a contract asset is established as revenue is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the performance obligation occurs over time, the contract liability is reversed over the course of production. If the performance obligation is point in time, the contract liability reverses upon shipment.

The following table contains a roll forward of contract assets and contract liabilities for the six months ended March 31, 2019:

Contract assets - Beginning balance, October 1, 2018	$10,140
Additional revenue recognized over-time	32,348
Less amounts billed to the customers	$(33,727)
Contract assets - Ending balance, March 31, 2019	$8,761

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2018	$—
Payments received in advance of performance obligations	(1,000)
Performance obligations satisfied	1,000
Contract liabilities (included within Accrued liabilities) - Ending balance, March 31, 2019	$—

There were no impairment losses recorded on contract assets as of March 31, 2019.

Remaining performance obligations
As of March 31, 2019, the Company has $94,079 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

On December 26, 2018, a subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange") experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. As of March 31, 2019, the Company has received insurance proceeds of $3,500. Of the insurance proceeds received, $2,270 was related to property damaged in the fire. These $2,270 in proceeds result in a net gain of $1,164 when netted against the $1,106 estimated loss on these specific assets recorded in the first quarter of fiscal 2019, as restoration work has been initiated. The balance of $1,230 in proceeds received from insurance offset other period/fire remediation costs incurred. An additional $366 of recoverable costs related to the fire were incurred in the seconded quarter of fiscal 2019. This amount is an insurance receivable and is included within other receivables in the consolidated condensed balance sheets as of March 31, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. Subsequent to March 31, 2019, the Company received an additional $4.1 million in insurance proceeds. The Company also maintains business interruption insurance coverage and is still working with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. Therefore no recovery has been recorded in the consolidated condensed financial statements as of March 31, 2019.

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event as of December 31, 2018, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 were recoverable and continue to be as of March 31, 2019.

Orange is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the United States District Court for the District of Rhode Island, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco. Orange disagrees with the allegations made by Avco. No specific amount of damages was claimed by Avco and no discovery has occurred at this time.   Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a loss as the Company does not have a reasonable basis on which to establish an estimate.
10.    Assets Held for Sale and Disposal
The assets held for sale at March 31, 2019 and September 30, 2018, were $0 and $35, respectively. The balance at September 30, 2018 related to the Alliance building and certain machinery and equipment, which the Company sold during the first quarter of fiscal 2019 for a gain on sale of asset within the consolidated condensed statements of operations of $282. On November 1, 2018 the Company executed a purchase agreement and finalized the sale transaction with a buyer for the Alliance building and land. The Company received cash proceeds for both the building and machinery and equipment, less cost to sell, of approximately $317, which is recorded as part of a gain on sale of asset within the consolidated condensed statements of operations.
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

On December 26, 2018, the Orange, California ("Orange") manufacturing facility experienced a fire, which caused damage to one of its three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. As of March 31, 2019, the Company has received insurance proceeds of $3.5 million. Of the insurance proceeds received, $2.3 million was related to property damaged in the fire. These $2.3 million in proceeds result in a net gain of $1.2 million when netted against the $1.1 million estimated loss on specific assets recorded in the first quarter of 2019, as restoration has been initiated. An additional $0.4 million of recoverable costs related to the fire damage were incurred in the current quarter. This amount is an insurance receivable and is included within other receivables in the consolidated condensed balance sheets as of March 31, 2019. The consolidated condensed statements of operations includes a gain on insurance proceeds received for property damaged, which has been recovered as of March 31, 2019. However, there is no off-setting insurance recovery included in the current consolidated condensed financial statements related to losses incurred due to the reduction in sales and profitability. These losses fall under the business interruption portion of the Company's insurance policies. The Company is still working with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses and therefore no recovery has been recorded in the consolidated condensed financial statements as of March 31, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. Subsequent to March 31, 2019, the Company received an additional $4.1 million in insurance proceeds.

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 are recoverable and continue to be as of March 31, 2019.

In fiscal 2019, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" as discussed in Note 1, Summary of Significant Accounting Policies - Accounting Policies, Revenue. Note 1 demonstrates the impact Topic 606 had to the Company. As such, the comparability in sales and cost of goods sold for the six and three months end are impacted due to the new ASU.

Six Months Ended March 31, 2019 compared with Six Months Ended March 31, 2018

Net Sales
Net sales for the first six months of fiscal 2019 increased 8.5% to $56.5 million, compared with $52.0 million in the comparable period of fiscal 2018. Net sales comparative information for the first six months of fiscal 2019 and 2018 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/(Decrease)
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$26.4	$27.6	$(1.2)
Rotorcraft	12.2	10.8	1.4
Energy components for power generation units	8.5	11.6	(3.1)
Commercial product and other revenue	9.4	2.0	7.4
Total	$56.5	$52.0	$4.5
¹ Prior period amounts have not been adjusted under Topic 606 as the Company adopted the modified retrospective adoption method.
Commercial products and other revenue increased $7.4 million primarily due to the market share and timing of the Hellfire II missile program. Net sales in energy components for power generation units decreased by $3.1 million compared with the same period last year due to the continued softening of the energy market. The decrease in fixed wing aircraft sales of $1.2 million is primarily attributed to delay in production/delivery at the Orange location due to the fire and reduced production of the Boeing 737 and Airbus A320 offset by increased production in the Boeing 767, Boeing 777 and the C-130J programs.
Commercial net sales were 46.9% of total net sales and military net sales were 53.1% of total net sales in the first six months of fiscal 2019, compared with 55.9% and 44.1%, respectively, in the comparable period in fiscal 2018.  Military net sales increased by $7.0 million to $30.0 million in the first six months of fiscal 2019, compared with $23.0 million in the comparable period of fiscal 2018, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $2.5 million to $26.5 million in the first six months of fiscal 2019, compared with $29.0 million in the comparable period of fiscal 2018 primarily due to business interruption created by the fire at the Orange location and the soft energy market.
Cost of Goods Sold
Cost of goods sold increased by $4.1 million, or 8.7%, to $51.6 million, or 91.5% of net sales, during the first six months of fiscal 2019, compared with $47.5 million or 91.2% of net sales, in the comparable period of fiscal 2018. The increase was due primarily to increased volumes and unabsorbed costs related to the Orange location due to the fire, partially offset by product mix.
Gross Profit
Gross profit increased $0.2 million to $4.8 million during the first six months of fiscal 2019, compared with $4.6 million in the comparable period of fiscal 2018. Gross margin percent of sales was 8.6% during the first six months of fiscal 2019, compared with 8.8% in the comparable period in fiscal 2018. The increase in gross profit was primarily due to higher sales volume, partially offset by higher costs incurred at the Orange location due to the fire. The Company has not recorded business interruption insurance recoveries with respect to the fire at the Orange location as it is working with its insurer to reach agreement on the recoverable amount of business interruption related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.9 million, or 14.0% of net sales during the first six months of fiscal 2019, compared with $7.9 million, or 15.2% of net sales in the comparable period of fiscal 2018. The Company benefited from lower bad debt expense of $0.3 million, partially offset by higher equity compensation costs of $0.2 million, driven by prior year forfeitures.
Amortization of Intangibles
Amortization of intangibles was $0.8 million for both the first six months of fiscal 2019 and fiscal 2018, respectively.
Other/General
The Company recorded a gain of $1.4 million in the first six months of fiscal 2019, compared to $1.4 million in the first six months of fiscal 2018. The current period gain relates to the sale of the Alliance building for $0.3 million and $1.2 million related to a net gain on insurance proceeds for property damaged in the fire at the Orange location compared to the prior year gain related to the sale of the Company's Cork, Ireland ("Irish building") facility.

Interest expense decreased $0.3 million to $0.6 million in the first six months of fiscal 2019, compared with $0.9 million in the same period in fiscal 2018. The decrease is primarily due to lower average borrowing in the current period and reduction of interest rates. See Note 4, Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2019 and 2018:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2019	2018	2019	2018
Revolving credit agreement	4.1%	5.5%	$ 20.7 million	$ 18.1 million
Term note	—%	5.8%	$ 0.0 million	$ 3.5 million
Foreign term debt	2.6%	3.1%	$ 7.5 million	$ 8.1 million
Other income, net, decreased $0.4 million to a nominal amount in the first six months of fiscal 2019, compared with $0.4 million in the same period fiscal 2018. No further rental income has been received since the sale of the Irish building was finalized in the first quarter of fiscal 2018. The prior year amount of other income, net was $0.3 million for first six months, which included rental income earned from the lease of the Irish building and grant income realized due to the sale of the Irish building.
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2019 was 16%, compared with 7% for the same period of fiscal 2018. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income during the six months ended 2019 compared with the same period of fiscal 2018, partially offset by discrete tax benefits in the second quarter of fiscal 2018 applied against a year-to-date loss related to tax legislation enacted which were non-recurring in fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $2.5 million during the first six months of fiscal 2019, compared with a net loss of $2.9 million in the comparable period of fiscal 2018.  Net loss decreased due to higher sales, partially offset by the $3.5 million in insurance proceeds received for the disruption due to the fire at the Orange location.
Three Months Ended March 31, 2019 compared with Three Months Ended March 31, 2018

Net Sales
Net sales for the second quarter of fiscal 2019 decreased 1.5% to $27.4 million, compared with $27.8 million in the comparable period of fiscal 2018. Net sales comparative information for the second quarter of fiscal 2019 and 2018 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$13.1	$15.1	$(2.0)
Rotorcraft	7.1	5.3	1.8
Energy components for power generation units	4.7	6.1	(1.4)
Commercial product and other revenue	2.5	1.3	1.2
Total	$27.4	$27.8	$(0.4)
¹ Prior period amounts have not been adjusted under Topic 606 as the Company adopted the modified retrospective adoption method.
Total net sales for the Company decreased $0.4 million in the second quarter of fiscal 2019 compared with the comparable period of fiscal 2018. The $2.0 million decrease in fixed wing aircraft sales is primarily attributed to delay in production/delivery due to the Orange location fire and reduced production of the Boeing 737 and Airbus A320. Energy components for power generation units decreased by $1.4 million compared to the same period last year, primarily due to overall softening in the energy market. The increase in rotorcraft sales is due to timing of deliveries for the V-22 Osprey and UH-60 Black Hawk.
Commercial net sales were 52.7% of total net sales and military net sales were 47.3% of total net sales in the second quarter of fiscal 2019, compared with 55.4% and 44.6%, respectively, in the comparable period of fiscal 2018. Military net sales increased by $0.6 million to $13.0 million in the second quarter of fiscal 2019, compared with $12.4 million in the comparable period of fiscal 2018.  Commercial net sales decreased $1.0 million to $14.4 million in the second quarter of fiscal 2019, compared with $15.4 million in the comparable period of fiscal 2018 primarily due to delays in deliveries from the Orange location as a result of damage from the fire and the soft energy market.
Cost of Goods Sold
Cost of goods sold was $25.3 million, or 92.3% of net sales, during the second quarter of fiscal 2019, compared with $25.3 million or 90.9% of net sales, in the comparable period of fiscal 2018.
Gross Profit
Gross profit decreased $0.4 million to $2.1 million during the second quarter of fiscal 2019, compared with $2.5 million in the comparable period of fiscal 2018. Gross margin was 7.6% during the second quarter of fiscal 2019, compared with 9.1% in the comparable period in fiscal 2018. The decrease in gross margin was primarily due to higher costs incurred at the Orange location as a result of the fire. The Company has not recorded business interruption insurance proceeds as it is still working with the insurance company to reach agreement on the recoverable amount of business interruption expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.8 million, or 13.8% of net sales, during the second quarter of fiscal 2019, compared with $3.9 million, or 13.9% of net sales, in the comparable period of fiscal 2018.
Amortization of Intangibles
Amortization of intangibles was $0.4 million for both the second quarter of fiscal 2019 and fiscal 2018, respectively.
Other/General
The Company recorded a gain of $1.2 million in the second quarter of fiscal 2019, compared to a nominal amount in the second quarter of fiscal 2018. The current period gain relates to the insurance recovery for property damage in the fire at the Orange location.
Interest expense was $0.3 million in the second quarter of fiscal 2019, compared with $0.4 million in the same period of fiscal 2018. The decrease in interest expense was due to lower interest rates.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the second quarter of both fiscal 2019 and 2018:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2019	2018	2019	2018
Revolving credit agreement	4.2%	5.7%	$ 19.8 million	$ 16.6 million
Term note	—%	5.8%	$ 0.0 million	$ 3.1 million
Foreign term debt	3.0%	3.4%	$ 7.5 million	$ 8.1 million
Other income, net was nominal in the second quarter of fiscal 2019 compared to the $0.1 million in the second quarter of fiscal 2018.
Income Taxes
The Company's effective tax rate in the second quarter of fiscal 2019 of (3%), compared with less than (1%) for the same period of fiscal 2018. The decrease in the effective tax rate was primarily driven attributable to the change in non-U.S. income in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $1.3 million during the second quarter of fiscal 2019, compared with net loss of $2.0 million in the comparable period of fiscal 2018. Net loss decreased primarily due to the items noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Net loss	$(1,258)	$(2,038)	$(2,540)	$(2,949)
Adjustments:
Depreciation and amortization expense	1,910	2,128	3,840	4,319
Interest expense, net	314	422	605	857
Income tax expense (benefit)	34	3	(480)	(237)
EBITDA	1,000	515	1,425	1,990
Adjustments:
Foreign currency exchange (gain), net (1)	(1)	(43)	(1)	(80)
Other income, net (2)	(34)	(80)	(35)	(396)
Gain on disposal and impairment of assets (3)	—	(29)	(282)	(1,429)
Gain on insurance proceeds received for damaged property (4)	(1,164)	—	(1,164)	—
Equity compensation (5)	190	47	426	242
LIFO impact (6)	(19)	63	(57)	115
Adjusted EBITDA	$(28)	$473	$312	$442

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

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

(4)
Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location.

(5)
Represents the equity-based compensation expense recognized by the Company under its 2016 Long-Term Incentive Plan (as the amendment and restatement of, and successor to, the 2007 Long-Term Incentive Plan) due to granting of awards, awards not vesting and/or forfeitures.

(6)	Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
B. Liquidity and Capital Resources
Cash and cash equivalents were $1.9 million at March 31, 2019 compared with $1.3 million at September 30, 2018. At March 31, 2019, approximately $0.3 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $4.5 million of cash in the first six months of fiscal 2019, compared with $1.4 million of cash provided by operating activities in the first six months of fiscal 2018. The cash provided by operating activities in the first six months of fiscal 2019 was primarily due to depreciation and amortization of $3.8 million, a net source of working capital of $4.5 million, a gain on insurance proceeds received for damaged property of $1.2 million, a net gain on sale of Alliance building and other assets of $0.3 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $2.5 million. The increase in cash from working capital was primarily due to decreased receivables due to collections, partially offset by timing of payments to suppliers.
The Company's operating activities provided $1.4 million of cash in the first six months of fiscal 2018. The cash provided by operating activities in the first six months of fiscal 2018 was primarily due to a net source of working capital of $2.1 million, depreciation and amortization of $4.3 million, offset by a gain on sale of Irish building and other assets of $1.4 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO, partially offset by a net loss of $2.9 million. The increase in cash from working capital was primarily due to a $1.6 million reduction in inventory.

Investing Activities
Cash used by investing activities was $0.7 million in the first six months of fiscal 2019, which includes cash proceeds of $0.3 million for the sale of the Company's Alliance building and machinery and equipment that had previously been held for sale as of September 30, 2018 and $2.3 million of insurance proceeds received for damaged property due to the Orange location fire, compared with cash provided by investing activities of $1.5 million in the first six months of fiscal 2018. In addition to the $3.3 million expended during the first six months of fiscal 2019, $2.4 million was committed for future capital expenditures as of March 31, 2019. The Company anticipates that the total fiscal 2019 capital expenditures will be within the range of $3.1 million to $5.1 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, the Company anticipates incurring additional costs in fiscal 2019 of approximately $13.6 million to $15.6 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by insurance proceeds, approximately $4.1 million of insurance proceeds have been received after March 31, 2019 (of which $2.4 million received related to property insurance proceeds and the remainder related to extra expense incurred in the period).
Financing Activities
Cash used by financing activities was $3.2 million in the first six months of fiscal 2019, compared with cash used by financing activities of $3.4 million in the first six months of fiscal 2018.
The Company had repayments of $0.7 million of long-term debt, which were from the Company's foreign long-term loan, compared to $1.9 million in repayments in the comparable prior period, of which $1.2 million of repayments related to the term loan under the Amended and Restated Credit and Security Agreement ("2016 Credit Agreement") and $0.7 million of repayments were to its foreign long-term loan in fiscal 2018.
In August 2018, the company extinguished its 2016 Credit Agreement and entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 4, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First, Second, and Third Amendment to the Credit Agreement.

The Company had net repayments from the revolver under the Credit Agreement of $2.6 million in the first six months of fiscal 2019, compared with net repayments of $1.8 million in the first six months of fiscal 2018.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 4.24% at March 31, 2019 and the Export Credit Agreement as discussed in Note 4, Debt, has a rate based on LIBOR plus 1.25% spread, which was 3.74% at March 31, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period. The availability at March 31, 2019 was $9.1 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 12.5% of the Revolving Commitment as of March 31, 2019, the FCCR calculation was not required.
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

Contract Balances
Contract assets on the consolidated condensed balance sheets is recognized when a good is transferred to a customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances, revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payment from customers are received based on the terms established in the contract with the customer.

D. Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet by those leases with a lease term of more than twelve months. The standard allows for a modified retrospective transition for finance and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Alternatively, the Company can elect the optional transition method to the adoption for lessees related to finance and operating leases existing at, or entered into after October 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any restatements prior to the Company's 2020 fiscal year. The Company will adopt the new guidance on October 1, 2019 and is in the process of putting together a project plan and assembling a project team to execute over the next few months. As the implementation progresses, the Company will determine the extent of the impact on its consolidated condensed financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.

E. Recently Adopted Accounting Standards

For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2018 Annual Report and in Item 4 of the Company's first quarter 2019.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of March 31, 2019.

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

•
To prevent future recurrence of errors surrounding accounting matters with manual calculations and financial statement disclosures, management will take appropriate measures to enhance the precision of controls surrounding completeness and accuracy of key spreadsheets and financial statement disclosures and add additional layers of review by having additional accounting personnel ensure the accuracy of the calculations and financial statement disclosures. This includes improving documentation of controls, training, and enhanced communication within the organization.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
As discussed in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, the Board of Directors of the Company authorized the repurchase of unregistered restricted shares that were privately issued to Wyman-Gordon Company pursuant to an agreement between the parties in 1995. The shares were not repurchased as part of a share repurchase program but were repurchased by the Company pursuant to a privately negotiated agreement between the Company and Wyman-Gordon Company. The repurchases are reflected below:

Period	Total number of shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2019 through January 30, 2019	20,636	$3.00	N/A	N/A
February 1, 2019 through February 28, 2019	--	--	--	--
March 1, 2019 through March 31, 2019	--	--	--	--
Total	20,636	$3.00	N/A	N/A
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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated January 31, 2017 and incorporated herein by reference
9.4	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company's Form 10-Q dated February 14, 2019, and incorporated herein by reference
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
10.13
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.14
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective May 4, 2018, filed as Exhibit 10.17 to the Company's Form 10-Q dated May 4, 2018 and incorporated herein by reference

10.15
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.16
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.17
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.18
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

*10.19
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

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

*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on May 10, 2019, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2019 and 2018, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2019 and 2018, (iii) Consolidated Condensed Balance Sheets at March 31, 2019 and September 30, 2018, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2019 and 2018, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2019 and 2018, and (v) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 10, 2019	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)