Form 10-Q
period 2019-06-30
SIFCO INDUSTRIES INC
filed 2019-08-16
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2019 was 5,733,318.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net sales	$24,873	$28,681	$81,331	$80,726
Cost of goods sold	23,486	25,402	75,119	72,889
Gross profit	1,387	3,279	6,212	7,837
Selling, general and administrative expenses	3,481	3,864	11,375	11,796
Goodwill impairment	8,294	—	8,294	—
Amortization of intangible assets	411	427	1,239	1,286
Loss (gain) on disposal or impairment of operating assets	—	357	(282)	(1,071)
Gain on insurance proceeds received	(3,304)	—	(4,468)	—
Operating loss	(7,495)	(1,369)	(9,946)	(4,174)
Interest income	(1)	—	(3)	(29)
Interest expense	230	417	838	1,304
Foreign currency exchange gain, net	(3)	(32)	(4)	(112)
Other income, net	(15)	(4)	(50)	(400)
Loss before income tax benefit	(7,706)	(1,750)	(10,727)	(4,937)
Income tax benefit	(336)	(218)	(816)	(456)
Net loss	$(7,370)	$(1,532)	$(9,911)	$(4,481)

Net loss per share
Basic	$(1.32)	$(0.28)	$(1.78)	$(0.81)
Diluted	$(1.32)	$(0.28)	$(1.78)	$(0.81)

Weighted-average number of common shares (basic)	5,571	5,535	5,556	5,524
Weighted-average number of common shares (diluted)	5,571	5,535	5,556	5,524
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(7,370)	$(1,532)	$(9,911)	$(4,481)
Other comprehensive income (loss):
Foreign currency translation adjustment	146	(1,048)	(441)	(217)
Retirement plan liability adjustment	108	161	322	483
Interest rate swap agreement adjustment	—	—	—	19
Comprehensive loss	$(7,116)	$(2,419)	$(10,030)	$(4,196)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2019	September 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$701	$1,252
Receivables, net of allowance for doubtful accounts of $510 and $520, respectively	20,257	28,001
Contract asset	8,910	—
Inventories, net	11,944	18,269
Refundable income taxes	659	126
Prepaid expenses and other current assets	1,527	1,900
Assets held for sale	—	35
Total current assets	43,998	49,583
Property, plant and equipment, net	37,590	35,390
Intangible assets, net	3,791	5,076
Goodwill	3,493	12,020
Other assets	167	168
Total assets	$89,039	$102,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,684	$5,944
Revolver	12,689	21,253
Accounts payable	16,715	15,513
Accrued liabilities	6,337	5,107
Total current liabilities	41,425	47,817
Long-term debt, net of current maturities	2,366	2,332
Deferred income taxes	2,112	2,413
Pension liability	5,010	5,339
Other long-term liabilities	64	147
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,773 at June 30, 2019 and 5,690 at September 30, 2018	5,773	5,690
Additional paid-in capital	10,294	10,031
Retained earnings	30,743	37,097
Accumulated other comprehensive loss	(8,748)	(8,629)
Total shareholders’ equity	38,062	44,189
Total liabilities and shareholders’ equity	$89,039	$102,237
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,911)	$(4,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,735	6,479
Amortization and write-off of debt issuance cost	72	174
Gain on disposal of operating assets or impairment of operating assets	(282)	(1,071)
Gain on insurance proceeds received	(4,468)	—
Goodwill impairment	8,294	—
LIFO expense	98	299
Share transactions under company stock plan	367	428
Other long-term liabilities	(80)	(212)
Deferred income taxes	(251)	(1,005)
Changes in operating assets and liabilities:
Receivables	7,602	768
Contract assets	1,230	—
Inventories	(411)	(991)
Refundable taxes	(533)	194
Prepaid expenses and other current assets	400	(377)
Other assets	1	107
Accounts payable	235	1,289
Other accrued liabilities	1,295	(565)
Accrued income and other taxes	(21)	(379)
Net cash provided by operating activities	9,372	657
Cash flows from investing activities:
Insurance proceeds received	5,574	—
Proceeds from disposal of operating assets	317	3,023
Capital expenditures	(7,036)	(1,776)
Net cash (used in) provided by investing activities	(1,145)	1,247
Cash flows from financing activities:
Proceeds from long-term debt	2,748	1,218
Payments on long-term debt	(1,127)	(2,586)
Proceeds from revolving credit agreement	50,818	55,907
Repayments of revolving credit agreement	(59,383)	(54,971)
Payment of debt issue costs	(132)	(100)
Short-term debt borrowings	3,447	4,744
Short-term debt repayments	(5,093)	(5,819)
Share retirement	(62)	—
Net cash used for financing activities	(8,784)	(1,607)
Increase (Decrease) in cash and cash equivalents	(557)	297
Cash and cash equivalents at the beginning of the period	1,252	1,399
Effect of exchange rate changes on cash and cash equivalents	6	(21)
Cash and cash equivalents at the end of the period	$701	$1,675
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(781)	$(1,091)
Cash paid for income taxes, net	$(103)	$(645)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30, 2019
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2018	5,690	$5,690	$10,031	$37,097	$(8,629)	$44,189

Cumulative effect of the new revenue standard	—	—	—	3,598	—	3,598
Comprehensive loss	—	—	—	(9,911)	(119)	(10,030)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	367	—	—	367
Share transactions under equity based plans	104	104	(104)	—	—	—
Balance - June 30, 2019	5,773	$5,773	$10,294	$30,743	$(8,748)	$38,062

	Three Months Ended June 30, 2019
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,113	$(9,002)	$45,237

Comprehensive loss	—	—	—	(7,370)	254	(7,116)
Performance and restricted share expense	—	—	(59)	—	—	(59)
Balance - June 30, 2019	5,773	$5,773	$10,294	$30,743	$(8,748)	$38,062

	Nine Months Ended June 30, 2018
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2017	5,596	$5,596	$9,519	$44,267	$(9,250)	$50,132

Comprehensive loss	—	—	—	(4,481)	285	(4,196)
Performance and restricted share expense	—	—	435	—	—	435
Share transactions under equity based plans	95	95	(104)	—	—	(9)
Balance - June 30, 2018	5,691	$5,691	$9,850	$39,786	$(8,965)	$46,362

	Three Months Ended June 30, 2018
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - March 31, 2018	5,691	$5,691	$9,664	$41,318	$(8,078)	$48,595

Comprehensive loss		—	—	(1,532)	(887)	(2,419)
Performance and restricted share expense		—	186	—	—	186
Balance - June 30, 2018	5,691	$5,691	$9,850	$39,786	$(8,965)	$46,362

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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2018 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2018 Annual Report on Form 10-K. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" and in March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost," which were adopted by the Company on October 1, 2018. Significant changes to the Company's accounting policies as a result of adopting ASU 2014-09 (the "new revenue standard") and ASU 2017-07 are discussed below:

Revenue
A contract exists when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

Pension Benefits
With the adoption of ASU 2017-07 on October 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. The Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts disclosed below in Note 7, Retirement Benefit Plans. Results showed expense for both the three months and nine months ended of fiscal 2019 and 2018 were reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net and were not material to the consolidated condensed statement of operations.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(7,370)	$(1,532)	$(9,911)	$(4,481)

Weighted-average common shares outstanding (basic and diluted)	5,571	5,535	5,556	5,524

Net loss per share – basic and diluted:
Net loss per share	$(1.32)	$(0.28)	$(1.78)	$(0.81)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	202	156	200	135

D. Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet by those leases with a lease term of more than twelve months. The standard allows for a modified retrospective transition for finance and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Alternatively, the Company can elect the optional transition method to the adoption for lessees related to finance and operating leases existing at, or entered into after October 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any restatements prior to the Company's 2020 fiscal year. The Company will adopt the new guidance on October 1, 2019, and has put together a project plan and team, compiled population of leases and is in process to perform search for unrecorded leases. As the implementation progresses, the Company will determine the extent of the impact on its consolidated condensed financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.
E. Recently Adopted Accounting Standards
The new revenue standard introduces a five-step revenue recognition model in which a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The new revenue standard also requires disclosure sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the cost to obtain or fulfill a contract. For further discussion, see Note 9, Revenue.

On October 1, 2018, the Company adopted the new revenue standard and all related amendments using the modified retrospective method and applied those provisions to all open contracts. The Company recognized the cumulative effect by initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

The following tables reflect the changes to the financial statements line items as a result to the new revenue standard. The adoption of the new standard did not have an impact on "net cash provided by operating activities" on the consolidated condensed statement of cash flows for the nine months ended June 30, 2019.

Consolidated condensed statement of operations for the nine months ended June 30, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$82,561	$(1,230)	$81,331
Cost of Goods Sold	76,435	(1,316)	75,119
Loss before income tax benefit	(10,813)	86	(10,727)
Net loss	(9,997)	86	(9,911)
Basic net loss per share	$(1.80)	$0.02	$(1.78)
Diluted net loss per share	$(1.80)	$0.02	$(1.78)

Consolidated condensed statement of operations for the three months ended June 30, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$24,723	$150	$24,873
Cost of Goods Sold	22,849	637	23,486
Loss before income tax expense	(7,219)	(487)	(7,706)
Net loss	(6,883)	(487)	(7,370)
Basic net loss per share	$(1.23)	$(0.09)	$(1.32)
Diluted net loss per share	$(1.23)	$(0.09)	$(1.32)

Consolidated condensed balance sheet as of June 30, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Assets
Contract asset	$—	$8,910	$8,910
Inventory, net	17,170	(5,226)	11,944
Liabilities & Shareholders' Equity
Contract liabilities (included within accrued liabilities)	1,000	—	1,000
Deferred income taxes	2,112	—	2,112
Retained earnings	27,059	3,684	30,743

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

2.	Inventories
Inventories consist of:

	June 30, 2019	September 30, 2018
Raw materials and supplies	$5,477	$6,202
Work-in-process	3,203	6,626
Finished goods	3,264	5,441
Total inventories	$11,944	$18,269
Inventories are stated at the lower of cost or net realizable value. Cost is determined using the LIFO method for 37% and 54% of the Company’s inventories at June 30, 2019 and September 30, 2018, respectively. As noted in Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards, the LIFO reserve was impacted by the adoption of the new revenue standard. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,469 and $8,879 higher than reported at June 30, 2019 and September 30, 2018, respectively.
Since adopting the new revenue standard, interim results show a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold by approximately $210 for the nine months ended June 30, 2019. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.

3.	Long-lived assets and Goodwill
The Company typically tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. During the third quarter of fiscal 2019, management reviewed qualitative factors under Accounting Standard Codification ("ASC') 350 ("Topic 350"), which triggered an interim goodwill assessment as of May 31, 2019 for its Maniago, Italy ("Maniago") reporting unit. Certain qualitative factors related to the soft energy market resulting in lower sales and continued under-performance relative to projected future operating results were factors that led the Company to perform an interim assessment of goodwill.
The Company used May 31, 2019 as the interim assessment date for its test of goodwill for Maniago. The Company's fair value measurement approach combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparable, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions (Level 3 inputs).

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
Upon completion of the interim impairment test for the Maniago reporting unit, it was determined that the fair value of goodwill for the Maniago reporting unit did not exceed the carrying value, which resulted in a full write-down of the reporting unit's goodwill as of June 30, 2019 in the amount of $8,294 (non-cash charge).
All of goodwill is expected to be tax deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2017	$12,170
Currency translation	(150)
Balance at September 30, 2018	$12,020
Impairment adjustment	(8,294)
Currency translation	(233)
Balance at June 30, 2019	$3,493
Separately, the Company periodically reviews for indications of impairment loss for its long-lived assets ("asset group") to determine if the carrying value of its asset group is recoverable and exceeds its fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected as a result from use and eventual disposition of the asset. This evaluation is performed in accordance to ASC 360 ("Topic 360").
Due to previously triggering certain qualitative factors in the interim at its Orange, California (“Orange”) location and having an interim goodwill assessment at its Maniago reporting unit, the Company performed an interim assessment of long-lived assets for two of its asset groups. See Note 10, Commitments and Contingencies, for further discussion on the evaluation of its long-lived assets as it relates to the Orange asset group.
As for the Maniago asset group, the Company performed an interim assessment of long-lived assets of its asset group as of May 31, 2019 due to fact that an interim goodwill assessment was completed at the Maniago reporting unit. The results of management's analysis indicated that the long-lived assets were recoverable as of the assessment date and did not require further review for impairment.
4.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2019	September 30, 2018
Foreign currency translation adjustment	$(5,396)	$(4,955)
Retirement plan liability adjustment, net of tax	(3,352)	(3,674)
Total accumulated other comprehensive loss	$(8,748)	$(8,629)
5.    Debt
Debt consists of:

	June 30, 2019	September 30, 2018
Revolving credit agreement	$12,689	$21,253
Foreign subsidiary borrowings	6,773	7,949
Capital lease obligations	161	327
Other	1,116	—
Total debt	20,739	29,529

Less – current maturities	(18,373)	(27,197)
Total long-term debt	$2,366	$2,332

Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with its current lender. The new Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability and the availability at June 30, 2019 and September 30, 2018 was $10,069 and $8,437, respectively. The proceeds from the Credit Agreement were used to repay the indebtedness and extinguishment of the Company's November 9, 2016 Amended and Restated Credit and Security Agreement ("2016 Credit Agreement"), for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in connections with entering into the Credit Agreement.
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
On November 5, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement with its lender. The First Amendment retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties original understanding regarding, among other things: (i) the permitted liens securing certain indebtedness of the Company to the City of Cleveland (noted as other debt within the above debt table), (ii) the time frames for which certain post-closing requirements would be satisfied, and (iii) the conditions under which the Company will be required to meet the minimum FCCR, which is as follows: the borrowers will not permit the FCCR to be less than: (a) 1.1 to 1.0 as of August 31, 2018 or as of September 30, 2018; or (b) 1.1 to 1.0 at any month end on or after October 31, 2018; provided that the FCCR will not be tested under this clause (b) unless (i) a Default has occurred and is continuing or (ii) availability was less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period (with the FCCR calculated as of the end of the month for which the lender has most recently received financial statements). The availability was greater than the 12.5% of the Revolving Commitment as of June 30, 2019, and, as such, FCCR calculation was not required.
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
On March 29, 2019, the Company entered into a Third Amendment with its Lender. This amendment extends the time frame for when certain post-closing requirements would be satisfied by March 31, 2019 to June 30, 2019. These post-closing requirements were completed by June 30, 2019.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 3.94% and 3.85% at June 30, 2019 and September 30, 2018, respectively and the Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 3.69% at June 30, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	June 30, 2019	September 30, 2018
Term loan	$2,698	$3,548
Short-term borrowings	3,743	3,472
Factor	332	929
Total debt	$6,773	$7,949

Less – current maturities	(5,394)	(5,822)
Total long-term debt	$1,379	$2,127

Receivables pledged as collateral	$461	$2,007

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.0%. In December 2018, the Company entered into a six month short-term debt arrangement of $1,137 to be used for working capital purposes, which has been repaid as of June 30, 2019. The Company factors one of its customer's invoices. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and during the nine months of fiscal 2019, additional costs of $75 were incurred that related to the First and Second Amendments, of which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $81 and $12 at June 30, 2019 and September 30, 2018, respectively.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2019 was 8%, compared with 9% for the same period of fiscal 2018. The decrease in the effective rate was primarily attributable to discrete tax benefits in the third quarter of fiscal 2018 applied against a year to date loss related to tax legislation enacted which were non-recurring in fiscal 2019, partially offset by changes in jurisdictional mix of income in fiscal 2019 compared with the same period of fiscal 2018. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
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
As required, during the first quarter of fiscal 2019, the Company completed its accounting for items previously considered provisional during fiscal 2018. At September 30, 2018, the Company's provisional estimate with respect to the one-time tax transition was $240, net of applicable foreign tax credits generated. As a result of the valuation allowance in the U.S. on tax attribute carryforwards available to offset the one-time transition tax, no charge to tax expense was recorded related to the one-time transition tax. The Company completed its calculation of the one-time transition tax in the first quarter of fiscal 2019 based on all available guidance. No measurement period adjustment was recorded. All other items of the Act were considered complete at September 30, 2018.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI is effective for the Company starting in fiscal 2019. The Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules. The Company does not anticipate significant GILTI tax in the current year due to jurisdictional mix of income.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Service cost	$74	$63	$224	$189
Interest cost	264	240	791	719
Expected return on plan assets	(393)	(402)	(1,180)	(1,205)
Amortization of net loss	107	161	322	483
Net periodic cost	$52	$62	$157	$186
During the nine months ended June 30, 2019 and 2018, the Company made $93 and $22 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $57 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2019 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2019. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2019.

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
During the first nine months of fiscal 2019, the Company granted 134 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 87 performance shares and 47 shares of time-based restricted shares, with a grant date fair value of $4.73 per share. The award vests over three years. During the first nine months of the fiscal year, there were approximately 7 performance shares forfeited and for the 2018 award year, the target payout estimate went from 100% to 0% at June 30, 2019, therefore there was a reversal of expense in the amount of $256.
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

During the first nine months of fiscal 2019, the Company granted its non-employee directors 61 restricted shares under the 2016 Plan, with a grant date fair value of $3.15, which vest over one year. Two awards for 77 restricted shares vested and approximately 4 restricted shares were forfeited.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 118 shares that remain available for award at June 30, 2019. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $367 and $428 during the first nine months of fiscal 2019 and 2018, respectively and $59 benefit and $186 expense during the three months of fiscal 2019 and 2018, respectively. As of June 30, 2019, there was $714 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.

9.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type for the three and nine months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018 ¹	2019	2018 ¹

Commercial revenue	$14,713	$15,071	$41,213	$44,091
Military revenue	10,160	13,610	40,118	36,635
Total	$24,873	$28,681	$81,331	$80,726
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by the various components for the three and nine months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2019	2018 ¹	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$12,557	$16,087	$38,949	$43,610
Rotorcraft	5,088	5,516	17,261	16,385
Energy components for power generation units	4,887	4,629	13,347	16,318
Commercial product and other revenue	2,341	2,449	11,774	4,413
Total	$24,873	$28,681	$81,331	$80,726
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.
The following table represents revenue by geographic region based on the Company's selling operation locations for the three and nine months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2019	2018 ¹	2019	2018 ¹
North America	20,301	24,197	68,745	65,544
Europe	4,572	4,484	12,586	15,182
Total	$24,873	$28,681	$81,331	$80,726
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

In addition to the disaggregating revenue information provided above, approximately 56% of total net sales as of June 30, 2019 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

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

The following table contains a roll forward of contract assets and contract liabilities for the period ended June 30, 2019:

Contract assets - Beginning balance, October 1, 2018	$10,140
Additional revenue recognized over-time	45,034
Less amounts billed to the customers	$(46,264)
Contract assets - Ending balance, June 30, 2019	$8,910

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2018	$—
Payments received in advance of performance obligations	(2,000)
Performance obligations satisfied	1,000
Contract liabilities (included within Accrued liabilities) - Ending balance, June 30, 2019	$(1,000)

There were no impairment losses recorded on contract assets as of June 30, 2019.

Remaining performance obligations
As of June 30, 2019, the Company has $104,369 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

On December 26, 2018, a subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange") experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. As of June 30, 2019, the Company has received insurance proceeds of $8,244. The fire also destroyed a leased building, which in accordance with its lease agreement, the Company is responsible to restore the property to full replacement value. With the Company being fully insured, the restoration of the property is covered and the insurance carrier has separately funded a partial payment of insurance proceeds as of June 30, 2019 to the landlord for the restoration of the damaged building as prescribed under the lease arrangement in the amount of $378. The table below reflects the receipt of proceeds and how they were expended as of June 30, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. As noted within the table below, a payment of $619 was made towards this coverage as of June 30, 2019 and is reflected within the cost of goods sold line within the consolidated condensed financial statements as of June 30, 2019.

Balance sheet (Other receivable):

September 30, 2018	$—
Cash proceeds	(8,244)
Capital expenditures (equipment)	5,574
Other expenses	2,051
Business interruption	619
June 30, 2019	$—

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the nine month and three months ended June 30, 2019:

	Nine Months Ended June 30, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	77,789	(2,670)	75,119
Loss (gain) on insurance proceeds received	1,106	(5,574)	(4,468)
Net loss	$(18,155)	$(8,244)	$(9,911)

	Three Months Ended June 30, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	24,560	(1,074)	23,486
Loss (gain) on insurance proceeds received	—	(3,304)	(3,304)
Net loss	$(11,748)	$(4,378)	$(7,370)
For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation of these assets. In accordance to Topic 360, the fire resulted in a triggering event as of December 31, 2018, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 were recoverable and continue to be as of June 30, 2019.
Orange is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the United States District Court for the District of Rhode Island, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco. Orange disagrees with the allegations made by Avco. No specific amount of damages was claimed by Avco and no discovery has occurred at this time. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a loss, as the Company does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. As mentioned previously, the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a loss as the Company does not have a reasonable basis on which to establish an estimate.

11.    Assets Held for Sale and Disposal
The assets held for sale at June 30, 2019 and September 30, 2018, were $0 and $35, respectively. The balance at September 30, 2018 related to the Alliance building and certain machinery and equipment, which the Company sold during the first quarter of fiscal 2019 for a gain on sale of asset within the consolidated condensed statements of operations of $282. On November 1, 2018 the Company executed a purchase agreement and finalized the sale transaction with a buyer for the Alliance building and land. The Company received cash proceeds for both the building and machinery and equipment, less cost to sell, of approximately $317, which is recorded as part of a gain on sale of asset within the consolidated condensed statements of operations.
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

On December 26, 2018, a subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange") experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. As of June 30, 2019, the Company has received insurance proceeds of $8.2 million. The fire also destroyed a leased building, which in accordance with its lease agreement, the Company is responsible to restore the property to full replacement value. With the Company being fully insured, the restoration of the property is covered and the insurance carrier has separately funded a partial payment of insurance proceeds as of June 30, 2019 to the landlord for the restoration of the damaged building as prescribed under the lease arrangement in the amount of $0.4 million. The table below reflects the receipt of proceeds and how they were expended as of June 30, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. As noted within the table below, a payment of $0.6 million was made towards this coverage as of June 30, 2019 and is reflected within the cost of goods sold line within the consolidated condensed financial statements as of June 30, 2019. For further breakout of how the consolidated condensed statements of operations were impacted for the nine months and three months ended, refer to Note 10, Commitments and Contingencies.

Balance sheet (Other receivable - dollars in millions):

September 30, 2018	$—
Cash proceeds	(8.2)
Capital expenditures	5.6
Other expenses	2.0
Business interruption	0.6
June 30, 2019	$—

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 are recoverable and continue to be as of June 30, 2019.

In fiscal 2019, the Company adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" as discussed in Note 1, Summary of Significant Accounting Policies - Accounting Policies, Revenue. Note 1 demonstrates the impact Topic 606 had to the Company. As such, the comparability in sales and cost of goods sold for the nine and three months end are impacted due to the new ASU.

The Company has continued to experience lower sales due to challenges with the energy market. As discussed within Note 3, Goodwill, the Company performed an interim assessment of its goodwill at its Maniago reporting unit. Certain qualitative factors were triggered as of the assessment date, resulting in an interim review prior to its annual assessment date. Upon the completion of the Maniago reporting unit interim assessment, it was determined to do a full write down of its goodwill of $8.3 million (non-cash charge) at June 30, 2019.

Nine Months Ended June 30, 2019 compared with Nine Months Ended June 30, 2018

Net Sales
Net sales for the first nine months of fiscal 2019 increased 1.0% to $81.3 million, compared with $80.7 million in the comparable period of fiscal 2018. Net sales comparative information for the first nine months of fiscal 2019 and 2018 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$39.0	$43.6	$(4.6)
Rotorcraft	17.2	16.4	0.8
Energy components for power generation units	13.3	16.3	(3.0)
Commercial product and other revenue	11.8	4.4	7.4
Total	$81.3	$80.7	$0.6
¹ Prior period amounts have not been adjusted under Topic 606 as the Company adopted the modified retrospective adoption method.

Commercial products and other revenue increased $7.4 million primarily due to increased market share and timing of the Hellfire II missile program. Net sales in energy components for power generation units decreased by $3.0 million compared with the same period last year due to the continued softening of the energy market. The decrease in fixed wing aircraft sales of $4.6 million is primarily attributed to delays in production/delivery at the Orange location due to the fire and reduced production of the Boeing 737 and Airbus A320 and the C-130J programs.
Commercial net sales were 50.7% of total net sales and military net sales were 49.3% of total net sales in the first nine months of fiscal 2019, compared with 54.6% and 45.4%, respectively, in the comparable period in fiscal 2018.  Military net sales increased by $3.5 million to $40.1 million in the first nine months of fiscal 2019, compared with $36.6 million in the comparable period of fiscal 2018, primarily due to the timing of the Hellfire II missile program.  Commercial net sales decreased $2.9 million to $41.2 million in the first nine months of fiscal 2019, compared with $44.1 million in the comparable period of fiscal 2018 primarily due to business interruption created by the fire at the Orange location and the soft energy market resulting in decreased sales.
Cost of Goods Sold
Cost of goods sold increased by $2.2 million, or 3.1%, to $75.1 million, or 92.4% of net sales, during the first nine months of fiscal 2019, compared with $72.9 million or 90.3% of net sales, in the comparable period of fiscal 2018. The increase was due primarily to increased volumes and unabsorbed costs related to the Orange location due to the fire, partially offset by product mix.
Gross Profit
Gross profit decreased $1.6 million to $6.2 million during the first nine months of fiscal 2019, compared with $7.8 million in the comparable period of fiscal 2018. Gross margin percent of sales was 7.6% during the first nine months of fiscal 2019, compared with 9.7% in the comparable period in fiscal 2018. The decrease in gross profit was primarily due to higher costs incurred at the Orange location due to the fire. As noted above, the Company has only recorded approximately $0.6 million of business interruption insurance recoveries with respect to the fire at the Orange location as it is working with its insurer to reach an agreement on the recoverable amount of business interruption related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $11.4 million, or 14.0% of net sales during the first nine months of fiscal 2019, compared with $11.8 million, or 14.6% of net sales in the comparable period of fiscal 2018. The Company benefited from lower bad debt expense of $0.3 million and outside services of $0.1 million, lower one-time costs of $0.4 million not incurred in fiscal 2019 related to Alliance closure and executive relocation costs, partially offset by higher legal and professional costs of $0.3 million and $0.2 million in commissions.
Amortization of Intangibles
Amortization of intangibles was $1.2 million and $1.3 million in the first nine months of fiscal 2019 and fiscal 2018, respectively.
Other/General
The Company recorded an operating loss of $9.9 million in the first nine months of fiscal 2019, compared to a $4.2 in the first nine months of fiscal 2018.

Current period results included a gain which relates to the sale of the Alliance building for $0.3 million and $4.5 million related to a net gain on insurance proceeds related to the fire at the Orange location compared to the prior year gain related to the sale of the Company's Cork, Ireland ("Irish building") facility. Operating results also include an $8.3 million non-cash goodwill impairment charge related to the Maniago reporting unit as of June 30, 2019, as discussed in Note 3, Goodwill.

Interest expense decreased $0.5 million to $0.8 million in the first nine months of fiscal 2019, compared with $1.3 million in the same period in fiscal 2018. The decrease is primarily due to reduction of interest rates and lower average borrowings. See Note 5, Debt for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2019 and 2018:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2019	2018	2019	2018
Revolving credit agreement	4.1%	5.7%	$ 17.9 million	$ 18.0 million
Term note	—%	5.8%	$ 0.0 million	$ 3.3 million
Foreign term debt	2.7%	2.7%	$ 7.2 million	$ 7.8 million

Other income, net, decreased to $0.1 million in the first nine months of fiscal 2019, compared with $0.4 million in the same period fiscal 2018. No further rental income has been received since the sale of the Irish building was finalized in the first quarter of fiscal 2018. The prior year amount of other income, net was $0.4 million for first nine months, which included rental income earned from the lease of the Irish building and grant income realized due to the sale of the Irish building.
Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2019 was 8%, compared with 9% for the same period of fiscal 2018. the decrease in the effective rate was primarily attributable to discrete tax benefits in the third quarter of fiscal 2018 applied against a year-to-date loss related to tax legislation enacted which were non-recurring in fiscal 2019, partially offset by changes in jurisdictional mix of income in fiscal 2019 compared with the same period of fiscal 2018. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $9.9 million during the first nine months of fiscal 2019, compared with a net loss of $4.5 million in the comparable period of fiscal 2018.  Net loss in the current period increased primarily due to non-cash charge of $8.3 million due to full write-down of goodwill at the Company's Maniago reporting unit.
Three Months Ended June 30, 2019 compared with Three Months Ended June 30, 2018

Net Sales
Net sales for the third quarter of fiscal 2019 decreased 13.3% to $24.9 million, compared with $28.7 million in the comparable period of fiscal 2018. Net sales comparative information for the third quarter of fiscal 2019 and 2018 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$12.6	$16.1	$(3.5)
Rotorcraft	5.1	5.5	(0.4)
Energy components for power generation units	4.9	4.6	0.3
Commercial product and other revenue	2.3	2.5	(0.2)
Total	$24.9	$28.7	$(3.8)
¹ Prior period amounts have not been adjusted under Topic 606 as the Company adopted the modified retrospective adoption method.
Total net sales for the Company decreased $3.8 million in the third quarter of fiscal 2019 compared with the comparable period of fiscal 2018. The majority of the decrease was attributed to $3.5 million decline in fixed wing aircraft sales due to the delay in production/delivery attributable to the Orange location fire and reduced sales related to C-130J program.
Commercial net sales were 59.2% of total net sales and military net sales were 40.8% of total net sales in the third quarter of fiscal 2019, compared with 52.5% and 47.5%, respectively, in the comparable period of fiscal 2018. Military net sales decreased by $3.5 million to $10.1 million in the third quarter of fiscal 2019, compared with $13.6 million in the comparable period of fiscal 2018.  Commercial net sales decreased $0.4 million to $14.7 million in the third quarter of fiscal 2019, compared with $15.1 million in the comparable period of fiscal 2018 primarily due to delays in deliveries from the Orange location as a result of damage from the fire and lower sales due to the soft energy market.
Cost of Goods Sold
Cost of goods sold was $23.5 million, or 94.4% of net sales, during the third quarter of fiscal 2019, compared with $25.4 million or 88.6% of net sales, in the comparable period of fiscal 2018, primarily driven by lower volume, partially offset by unabsorbed costs related to the Orange location due to the fire.
Gross Profit
Gross profit decreased $1.9 million to $1.4 million during the third quarter of fiscal 2019, compared with $3.3 million in the comparable period of fiscal 2018. Gross margin was 5.6% during the third quarter of fiscal 2019, compared with 11.4% in the comparable period in fiscal 2018. The decrease in gross margin was primarily due to higher costs incurred at the Orange location as a result of the fire and from lower gross profit from energy components due to the soft energy market. The Company for the third quarter has only recorded approximately $0.5 million of business interruption insurance recoveries with respect to the fire at the Orange location as it continues to work with its insurer to reach agreement on the recoverable amount of business interruption related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.5 million, or 14.0% of net sales, during the third quarter of fiscal 2019, compared with $3.9 million, or 13.5% of net sales, in the comparable period of fiscal 2018. The slight decrease in expenses was attributed to the unwind of certain stock compensation awards due to the Company falling short of targeted achievement percentages. In addition, certain one-time charges, such as executive relocation costs of $0.1 million not incurred in the current period and decreased cash incentives of $0.2 million, partially offset by higher legal and professional costs of $0.2 million and sales commissions of $0.2 million.
Amortization of Intangibles
Amortization of intangibles was $0.4 million for both the third quarter of fiscal 2019 and fiscal 2018, respectively.
Other/General
The Company recorded an operating loss of $7.4 million in the third quarter of fiscal 2019, compared to a $1.4 in the third quarter of fiscal 2018.
Current period results include a $3.3 million gain in insurance proceeds related to insurance recovery from the damage that occurred related to the fire at the Orange location and an $8.3 million non-cash goodwill impairment charge related to the Maniago reporting unit, as discuss further in Note 3, Goodwill.
Interest expense was $0.2 million in the third quarter of fiscal 2019, compared with $0.4 million in the same period of fiscal 2018. The decrease in interest expense was due to lower interest rates experienced from transitioning previous lender in the fourth quarter of fiscal 2018 and to lower levels of debt.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the third quarter of both fiscal 2019 and 2018:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2019	2018	2019	2018
Revolving credit agreement	4.1%	6.1%	$ 12.5 million	$ 17.8 million
Term note	—%	5.8%	$ 0.0 million	$ 2.7 million
Foreign term debt	2.9%	2.0%	$ 6.7 million	$ 7.2 million
Other income, net was nominal in both the third quarter of fiscal 2019 and 2018.
Income Taxes
The Company's effective tax rate in the third quarter of fiscal 2019 of 4%, compared with 12% for the same period of fiscal 2018. The decrease in the effective rate was primarily attributable to the goodwill impairment charge recorded at the Maniago reporting unit during the third quarter of fiscal 2019 as described in Note 3, Goodwill, which is non-deductible for tax purposes, applied against a year-to-date loss. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $7.4 million during the third quarter of fiscal 2019, compared with net loss of $1.5 million in the comparable period of fiscal 2018. Net loss increased primarily due to the non-cash goodwill impairment charge of $8.3 million and decrease gross profit of $1.9 million, partially offset with the gain on property recovered by insurance of $3.3 million as we continue to work through the rebuilding phase of the Orange location.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(7,370)	$(1,532)	$(9,911)	$(4,481)
Adjustments:
Depreciation and amortization expense	1,896	2,160	5,735	6,479
Interest expense, net	229	417	835	1,275
Income tax (benefit)	(336)	(218)	(816)	(456)
EBITDA	(5,581)	827	(4,157)	2,817
Adjustments:
Foreign currency exchange gain, net (1)	(3)	(32)	(4)	(112)
Other income, net (2)	(15)	(4)	(50)	(400)
(Gain) loss on disposal and impairment of assets (3)	—	357	(282)	(1,071)
Gain on insurance proceeds received (4)	(3,304)	—	(4,468)	—
Equity compensation (5)	(59)	186	367	428
LIFO impact (6)	154	184	98	299
Goodwill impairment (7)	8,294	—	8,294	—
Executive relocation costs (8)	—	145	—	145
Adjusted EBITDA	$(514)	$1,663	$(202)	$2,106

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, which previously consisted of rental income from the Company's Irish subsidiary (through first quarter 2018 when the building was sold). Included in fiscal 2018 was grant income that was realized that relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment of long-lived assets.

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

(6)	Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

(7)	Represents non-cash charge of goodwill impairment experienced at its reporting unit level.

(8)	Represents costs related to Executive relocation costs.
B. Liquidity and Capital Resources
Cash and cash equivalents were $0.7 million at June 30, 2019 compared with $1.3 million at September 30, 2018. At June 30, 2019, all of the $0.7 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $9.4 million of cash in the first nine months of fiscal 2019, compared with $0.7 million of cash provided by operating activities in the first nine months of fiscal 2018. The cash provided by operating activities in the first nine months of fiscal 2019 was primarily due to a reduction in working capital of $9.8 million, a result in non-cash items such as the goodwill impairment charge of $8.3 million, depreciation and amortization of $5.7 million, and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a gain on insurance recovery combined with a disposal of asset of $4.8 million and a net loss of $9.9 million. The increase in cash from working capital was primarily due to decreased receivables due to collections, partially offset by timing of payments to suppliers.
The Company's operating activities provided $0.7 million of cash in the first nine months of fiscal 2018. The cash provided by operating activities in the first nine months of fiscal 2018 was primarily due to, depreciation and amortization of $6.5 million, a net source of working capital of $0.1 million, offset by the net gain on the sale of Irish building and other assets of $1.1 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $4.5 million. The cash provided for working capital was primarily due to decreased receivables due to collections offset by increased inventory and payables as a result of inventory build due to anticipated sales.

Investing Activities
Cash used by investing activities was $1.1 million in the first nine months of fiscal 2019, which includes $5.6 million of insurance proceeds received due to the Orange location fire, compared with cash provided by investing activities of $1.2 million in the first nine months of fiscal 2018. In addition to the $7.0 million expended for capital expenditures during the first nine months of fiscal 2019, $3.3 million was committed for future capital expenditures as of June 30, 2019. The Company anticipates that the total fiscal 2019 capital expenditures will be within the range of $4.5 million to $6.5 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, the Company anticipates incurring additional costs in fiscal 2019 of approximately $6.5 million to $9.0 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by insurance proceeds, approximately $8.2 million of insurance proceeds have been received as of June 30, 2019. Of the proceeds received, $5.6 million have been used towards to capital expenditures and the remaining $2.6 million received is offsetting operating costs.
Financing Activities
Cash used by financing activities was $8.8 million in the first nine months of fiscal 2019, compared with cash used by financing activities of $1.6 million in the first nine months of fiscal 2018.
The Company had proceeds from long-term debt of $2.7 million, of which $1.2 million resulted in multiple borrowings from its domestic location to facilitate certain capital projects and $1.5 million of additional long-term debt at the foreign location. Additionally, the Company made repayments of $1.1 million of long-term debt, which were from the Company's foreign long-term loan, compared to $2.6 million in repayments in the comparable prior period, of which $1.4 million of repayments related to the term loan under the Amended and Restated Credit and Security Agreement ("2016 Credit Agreement") and $1.2 million of repayments were to its foreign long-term loan in fiscal 2018.
In August 2018, the company extinguished its 2016 Credit Agreement and entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First, Second, and Third Amendment to the Credit Agreement.
The Company had net repayments from the revolver under the Credit Agreement of $8.6 million in the first nine months of fiscal 2019, compared with net repayments of $1.8 million in the first nine months of fiscal 2018. The unused availability of the revolver as of June 30, 2019 was $10.1 million.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 3.94% at June 30, 2019 and the Export Credit Agreement as discussed in Note 5, Debt, has a rate based on LIBOR plus 1.25% spread, which was 3.69% at June 30, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period. The availability at June 30, 2019 was $12.7 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 12.5% of the Revolving Commitment as of June 30, 2019, the FCCR calculation was not required.
The Company incurred debt issuance costs related to the above Credit Agreements and amendments in fiscal 2019 and 2018. See Note 5, Debt for further discussion.
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

D. Impact of Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” and subsequent updates. The ASU's require lessees to recognize a lease liability and a right-of-use asset on the balance sheet by those leases with a lease term of more than twelve months. The standard allows for a modified retrospective transition for finance and operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements, but it does not require transition accounting for leases that expire prior to the date of initial adoption. Alternatively, the Company can elect the optional transition method to the adoption for lessees related to finance and operating leases existing at, or entered into after October 1, 2019, and the Company will record a cumulative effect adjustment to retained earnings on the same date, if necessary. This optional transition method will not require any restatements prior to the Company's 2020 fiscal year. The Company will adopt the new guidance on October 1, 2019, and has put together a project plan and team, compiled population of leases and is in process to perform search for unrecorded leases. As the implementation progresses, the Company will determine the extent of the impact on its consolidated condensed financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.

E. Recently Adopted Accounting Standards

For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weaknesses in the Company's internal controls over financial reporting described in Item 9A of the Company's 2018 Annual Report on Form 10-K and in Item 4 of the Company's Quarterly Report on Form 10-Q for the first quarter of 2019.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses related to our control environment existed as of June 30, 2019.

•	Key controls around segregation of duties and periodic access reviews within IT general and application controls for domestic operations were not designed or operating effectively.

•	Key controls within IT processes were not designed and operating effectively at Maniago.

•	Review controls related to certain accounting matters with manual calculations and financial statement disclosures were not sufficiently precise in detecting material errors.

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

To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weaknesses:

•
Implement a robust security and access reviews at a level of precision necessary to ensure they are timely and appropriate, including monitoring activities for users with privileged access. The Company is making progress and will seek external assistance as needed. Using a risk-based approach, management is implementing detective and monitoring business process controls to further mitigate IT risks over financial reporting.

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

Changes in Internal Control over Financial Reporting and other Remediation
Beginning October 1, 2018, the Company implemented ASC 606, “Revenue from Contracts with Customers” ("Topic 606"). For its adoption, the Company implemented changes to its revenue recognition process and control activities within them, such as development of new entity-wide policies, ongoing contract reviews and manual changes to accommodate presentation and disclosure requirements.

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

Part II. Other Information
Items 1A, 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
Item 1. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more information regarding our outstanding material legal proceedings, see Note 10, Commitments and Contingencies.
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
10.3
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.4
Change in control Agreement and Separation Agreement between the Company and Peter W. Knapper, effective June 29, 2019, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2019 and incorporated herein by reference.

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
10.13
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.14
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company's Form 8-K dated July 1, 2019 and incorporated herein by reference

10.15
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.16
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.17
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.18
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

10.19
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the SEC on August 16, 2019, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2019 and 2018, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2019 and 2018, (iii) Consolidated Condensed Balance Sheets at June 30, 2019 and September 30, 2018, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2019 and 2018, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods June 30, 2019 and 2018, and (v) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 16, 2019	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2019	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)