Form 10-K
period 2019-09-30
SIFCO INDUSTRIES INC
filed 2019-12-16
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or

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
Yes [ ] No [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $8,011,311.

The number of the Registrant’s Common Shares outstanding at October 31, 2019 was 5,773,318.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 30, 2020 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2019

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

On December 26, 2018, a subsidiary of the Company, located in Orange, California ("Orange") experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. Since the fire, SIFCO has taken a 2500 ton press out of storage and placed it into service in June 2019 at the Orange facility and purchased another press located in Michigan in order to continue production while the damaged presses are assessed and restored. Refurbishment of two more presses with capacities of 2500 tons and 2000 tons, are progressing and are forecasted to return to service by the end of the calendar year 2019. That leaves two remaining presses to be refurbished. SIFCO has begun the process of getting these last two presses inspected and is outlining the work requirements needed to return the presses to service. Restoration of the damaged building began in mid-June and is on schedule to be completed by the end of the calendar year 2019. Further discussion on this loss is included in Item 7 and 8 of this Annual Report on Form 10-K.

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

SIFCO's long-term plan is to have a balance comprised of military and commercial aerospace revenues, supplemented with energy components. In fiscal 2019, commercial and military revenues accounted for 48.9% and 51.1% of revenues, respectively, compared with 52.8% in commercial revenues and 47.2% in military revenues in fiscal 2018. The Company's capabilities are focused on supplying forged and machined components, consisting primarily of steel, high temperature alloys, titanium and aluminum.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange; and Maniago, Italy ("Maniago"). The Company previously maintained a location in Alliance, Ohio ("Alliance"), which closed in October 2017 (with the building at this location sold in October 2018).

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

•
SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. A continued increase in passenger air travel demand will drive customers' orders for new aircraft. Demand for more fuel-efficient aircraft, particularly the Boeing 777X, 787, 737 Max and the Airbus A320/A321neo and A350, remains strong with both companies reporting healthy backlogs. The current grounding of the Boeing 737Max aircraft and its recertification process has had minimal impact on SIFCO at this time.

•
SIFCO supplies new and spare components for the U.S. military for aircraft, helicopters, vehicles, and munitions. While the defense budget in the United States varies from year to year, certain programs in which the Company participates have been favorable and are expected to continue to increase.

•
SIFCO supplies new and spare components to the energy industry, particularly the industrial gas and steam turbine markets. The industrial gas and steam turbine markets have experienced a downturn in demand for new units in the near term. The overall market is forecasting to be down due to green technology alternatives gaining market share that was previously held by gas and steam turbine companies. SIFCO has positioned itself to support OEM production in a more limited role, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.

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

Customers
During fiscal 2019, SIFCO had three customers, from the various business units, account for 44% of consolidated net sales; and 50% of the Company's consolidated net sales were from four customers and to their direct subcontractors, which individually accounted for 14%, 13%, 12% and 11%, respectively, of consolidated net sales. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that this will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 11, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2019 increased to $117.6 million, compared with $99.7 million as of September 30, 2018. Orders for delivery scheduled within the upcoming fiscal year 2020 increased to $93.8 million compared with $73.7 million scheduled in fiscal 2019. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2019 compared with the previous year is primarily due to newly acquired part numbers won by the Company in fiscal 2019 along with some impact related to the sales recovery from the fire at Orange and timing of long-term agreement negotiations. Backlog information may not be indicative of future sales.

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
The number of SIFCO employees decreased from approximately 453 at the beginning of fiscal 2019 to approximately 434 employees at the end of fiscal 2019. The reduction in employee headcount is a result of productivity improvements across the business and the fire incident that occurred at the Orange location. The Company is a party to collective bargaining agreements ("CBA") with certain employees located at the Cleveland plant (expires in May 2020). The Cleveland location has two bargaining units; the Company went into early negotiations and ratified its CBA with one such unit in November 2019 and is expected to enter negotiations with the second unit in the second quarter of fiscal 2020. The Maniago location is party to the National Collective Agreement in metal working (expires in December 2019). Negotiations have begun with Maniago; however, until an agreement is reached, Maniago will continue to apply existing terms of its current contract.

E.	Non-U.S. Operations
The Company's products are distributed in the U.S. as well as non-U.S. markets.

Financial information about the Company's U.S. and non-U.S. operations is set forth in Note 11, Business Information, of the consolidated financial statements.

F.	Available Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934, as amended. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that are filed by the Company at http://www.sec.gov.

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2019 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:

•
SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California, and (iii) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

•	The Company sold its building located in Alliance, Ohio (450,000 square feet) in October 2018.

Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. For a more complete description of our outstanding material legal proceedings, see Note 10, Commitments and Contingencies, of the consolidated financial statements.

Executive Officers of the Registrant

Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.

•	Peter W. Knapper - President and Chief Executive Officer

•	Thomas R. Kubera - Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	58
President and Chief Executive Officer since June 2016. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation from 2007 to 2016 and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper, served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	60
Chief Financial Officer since August 8, 2018. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

PART II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; and (11) extraordinary or force majeure events affecting the business or operations of our business.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”

Dividends and Shares Outstanding

The Company did not declare a cash dividend during fiscal 2019 or fiscal 2018. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for the operation and growth of its business. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At October 31, 2019, there were approximately 339 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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

When planning and evaluating its business operations, the Company takes into consideration certain factors, including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected build rate for industrial steam and gas turbine engines; and (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft.

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

In the first quarter of fiscal 2019, SIFCO completed the sale of the building and land at its Alliance location. As a result of the sale, the Company realized a gain on sales of $0.3 million and generated cash proceeds of $0.3 million, net of cost to sell.

On December 26, 2018, the Orange location experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. Since the fire, SIFCO has taken a 2500 ton press out of storage and placed it into service in June 2019 at the Orange facility and purchased another press located in Michigan in order to continue production while the damaged presses are assessed and restored. Refurbishment of two more presses with capacities of 2500 tons and 2000 tons, are progressing and are forecasted to return to service by the end of the calendar year 2019. That leaves two remaining presses to be refurbished. SIFCO has begun the process of getting these last two presses inspected and is outlining the work requirements needed to return presses to service. Restoration of the damaged building began in mid-June and is on schedule to be completed by the end of the calendar year. As of September 30, 2019, the Company has recorded insurance proceeds of $12.0 million, of which $8.5 million has been received. These proceeds are being used to restore the damaged building and equipment. The building that was damaged in the fire was leased by the Company, which, in accordance with its lease agreement, the Company is responsible to restore the property to full replacement value. With SIFCO being fully insured, the restoration of the property is covered and the insurance carrier has separately funded a partial payment of $2.9 million in insurance proceeds as of September 30, 2019 to the landlord for the restoration of the damaged building as prescribed under the lease arrangement. The following table reflects the receipt of proceeds and how they were expended as of September 30, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. As noted within the following table, payments totaling $1.2 million were made towards this coverage as of September 30, 2019 and are reflected within the cost of goods sold line within the consolidated financial statements as of September 30, 2019.

Balance sheet (Other receivable - dollars in millions):

September 30, 2018	$—
Cash received	(8.5)
Capital expenditures	8.4
Other expenses	2.4
Business interruption	1.2
September 30, 2019	$3.5

The following table reflects how the proceeds received impacted the consolidated statements of operations as of September 30, 2019.

(Dollars in millions)	Year Ended September 30, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$105.4	$(3.6)	$101.8
Loss (gain) on insurance proceeds received	0.9	(8.4)	(7.5)
Net loss	(19.5)	(12.0)	(7.5)

For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation for these assets. In accordance to Accounting Standard Codification 360 ("Topic 360"), the fire resulted in a triggering event, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 are recoverable and continue to be as of September 30, 2019.

In fiscal 2019, SIFCO adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" as discussed in Note 1, Summary of Significant Accounting Policies - Accounting Policies, Revenue, to the consolidated statements which demonstrates the impact Topic 606 had to the Company. As such, the comparability in sales and cost of goods sold are impacted due to the new ASU.

Additionally, the Company has continued to experience lower energy component sales due to challenges with the energy market. As discussed within Note 3, Goodwill and Intangible Assets, of the consolidated statements, the Company performed an interim assessment of its goodwill at its Maniago reporting unit. Certain qualitative factors were triggered as of the assessment date, resulting in an interim review prior to its annual assessment date. Upon the completion of the Maniago reporting unit interim assessment, goodwill of $8.3 million (non-cash charge) was written down to $0 as of the third quarter of fiscal 2019.

Fiscal Year 2019 Compared with Fiscal Year 2018

Net Sales
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

Net sales comparative information for fiscal 2019 and 2018, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$52.9	$57.0	$(4.1)
Rotorcraft	23.6	22.0	1.6
Energy components for power generation units	17.6	20.8	(3.2)
Commercial product and other revenue	18.3	11.4	6.9
Total	$112.4	$111.2	$1.2
¹ Prior period amounts have not been adjusted under Topic 606 as the Company adopted the modified retrospective adoption method.

Net sales in fiscal 2019 increased 1.1%, or $1.2 million to $112.4 million, compared with $111.2 million in fiscal 2018. Commercial products and other revenue increased $6.9 million primarily due to increased market share and timing of the Hellfire II missile program. The decrease in fixed wing aircraft sales of $4.1 million is primarily attributed to delays in production/delivery from the Orange location due the fire experienced in fiscal 2019 and reduction in production of the Airbus A320 older models and market share realignment in the C-130J program. The energy components for power generation units decreased by $3.2 million compared with the same period last year mainly due to the continued softening of the energy market. Rotorcraft sales increased $1.6 million in fiscal 2019 to $23.6 million due to the introduction of new product for the V-22 program.
The Company's aerospace components have both military and commercial applications. Commercial net sales were 48.9% of total net sales and military net sales were 51.1% of total net sales in fiscal 2019, compared with 52.8% and 47.2%, respectively, in the comparable period in fiscal 2018. Commercial net sales (which includes energy components) decreased $3.7 million to $55.0 million in fiscal 2019, compared to $58.7 million in fiscal 2018 primarily due to the business interruption experienced at the Orange location caused by the fire and the continued soft energy market. Military net sales increased $4.9 million to $57.4 million in fiscal 2019, compared to $52.5 million in fiscal 2018 primarily due to timing of the Hellfire II missile program.
Cost of Goods Sold
Cost of goods sold increased by $0.7 million, or 0.7%, to $101.8 million, or 90.5% of net sales, during fiscal 2019, compared with $101.1 million or 90.9% of net sales in the comparable period of fiscal 2018. The increase was due primarily to unabsorbed costs related to the Orange location due to the fire, net of approximately $1.2 million in business interruption recovery offset partially by product mix.
Gross Profit
Gross profit increased by $0.5 million, or 5.3%, to $10.6 million during fiscal 2019, compared with $10.1 million in fiscal 2018. Gross margin percent of sales was 9.5% during fiscal 2019, compared with 9.1% in fiscal 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $15.3 million, or 13.6% of net sales, during fiscal 2019, compared with $15.2 million, or 13.7% of net sales, in fiscal 2018. The Company benefited from lower bad debt expense of $0.4 million and a $0.3 million reduction of outside services/hiring costs and lower one-time costs of $0.4 million not incurred in fiscal 2019 related to the Alliance closure and executive relocation costs, partially offset by higher legal and professional costs, including IT consulting, of $0.6 million and $0.3 million in commissions.
Amortization of Intangibles
Amortization of intangibles decreased $0.1 million to $1.6 million during fiscal 2019, compared with $1.7 million in the comparable period of fiscal 2018.
Other/General
The Company recorded an operating loss before taxes of $8.2 million during fiscal 2019, compared with $7.5 million in fiscal 2018.
Current period results include a gain which relates to the sale of the Alliance building for $0.3 million and $7.2 million related to a net gain on insurance proceeds related to the fire at the Orange location (which includes $1.1 million impairment of assets impaired by the fire), compared with the prior year net gain of $0.9 million primarily related to a $1.5 million gain on the sale of the Company's Cork, Ireland ("Irish building") building, partially offset by a $0.5 million loss of the Alliance assets sold in the fourth quarter of fiscal 2018. Operating results include an $8.3 million non-cash goodwill impairment charge related to the Maniago reporting unit that was recorded in the third quarter, discussed further in Note 3, Goodwill and Intangible Assets, of the consolidated financial statements.

Interest expense decreased $1.1 million to $1.0 million in fiscal 2019, compared with $2.1 million (includes $0.5 million loss on extinguishment of debt) in the same period in fiscal 2018. After excluding the loss on extinguishment in prior year, the decrease is primarily due to the reduction of interest rates and lower average borrowings. See Note 5, Debt, of the consolidated financial statements for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2019 and 2018:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2019	2018	2019	2018
Revolving credit agreement	4.1%	5.5%	$ 16.9 million	$ 18.6 million
Term note	—%	5.5%	$ 0.0 million	$ 2.8 million
Foreign term debt	2.7%	2.9%	$ 6.9 million	$ 7.7 million
Other debt	0.9%	—%	$ 0.6 million	$ 0.0 million

Other expense (income), net amount includes pension cost related to other components of net periodic benefit costs that are presented outside of operating income. Also included in fiscal 2019 is approximately $0.2 million in pension settlement expense that was accelerated in the current period, primarily due to lump sums from our qualified pension plans exceeding a threshold of service and interest cost for the period, compared with $0.4 million of income in fiscal 2018 that consists of rental income earned from the lease of the Irish building and grant income realized due to the sale of the Irish building. No further rental income is expected to be received because the sale of the building was finalized in the first quarter of fiscal 2018.
The Company believes that inflation did not materially affect its results of operations in either fiscal 2019 or 2018 and does not expect inflation to be a significant factor in fiscal 2020.
Income Taxes
The Company’s effective tax rate in fiscal 2019 was 8.5% compared with 4.8% in fiscal 2018. This change is primarily attributed to jurisdictional mix of income with an increase in U.S. income in fiscal 2019 compared with fiscal 2018 with no associated tax due to the valuation allowance, offset by a non-recurring net tax benefit in fiscal 2018, of which $0.6 million related to tax legislation enacted during fiscal 2018.
The effective tax rate differs from the U.S. federal statutory rate in fiscal 2019 due primarily to current year income in the U.S. with no associated tax due to the valuation allowance and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
In fiscal 2018, the effective tax rate differed from the U.S. federal statutory rate due primarily to current year losses incurred in the U.S. where no associated tax benefit can be realized due to the valuation allowance and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Loss
Net loss was $7.5 million during fiscal 2019, compared with net loss of $7.2 million in fiscal 2018. Net loss in the current period increased primarily due to the non-cash charge of $8.3 million due to full write-down of goodwill at the Company's Maniago reporting unit, partially offset by the gain on disposal and impairment of assets that includes the insurance recoveries received and from decreased interest expense as noted above.

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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2019	2018
Net loss	$(7,506)	$(7,170)
Adjustments:
Depreciation and amortization expense	7,525	8,459
Interest expense, net	1,053	2,131
Income tax benefit	(701)	(361)
EBITDA	371	3,059
Adjustments:
Foreign currency exchange gain, net (1)	(7)	(114)
Other expense (income), net (2)	117	(400)
Gain on disposal and impairment of assets (3)	(282)	(905)
Gain on insurance proceeds received (4)	(7,253)	—
Equity compensation expense (5)	511	608
LIFO impact (6)	(75)	560
CEO relocation (7)	—	145
Goodwill impairment charge (8)	8,294	—
Adjusted EBITDA	$1,676	$2,953

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)
Represents miscellaneous non-operating income or expense, which previously consisted of rental income from the Company's Irish subsidiary (through first quarter 2018 when the building was sold). Included in fiscal 2018 was grant income that was realized that relates to the Company's Irish subsidiary.

(3)	Represents the difference between the proceeds from the sale of assets and the carrying value shown on the Company’s books or asset impairment of long-lived assets.

(4)
Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location.

(5)
Represents the equity-based compensation expense recognized by the Company under its 2016 Long-Term Incentive Plan (as the amendment and restatement of, and successor to, the 2007 Long-Term Incentive Plan) due to granting of awards.

(6)	Represents the change in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

(7)	Represents costs related to executive relocation costs.

(8)	Represents non-cash charge of goodwill impairment experienced at its reporting unit level.

Reference to the above activities can found in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

B.         Liquidity and Capital Resources
Cash and cash equivalents decreased to $0.3 million at September 30, 2019 compared with $1.3 million at September 30, 2018. The decrease in cash from fiscal 2018 was related to prior year as the balance on hand was higher than normal as the Company transitioned lenders and cash receipts with previous lender were no longer swept to the revolver automatically. At September 30, 2019 and 2018, approximately $0.3 million and $0.4 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $5.7 million of cash in fiscal 2019, compared with $1.3 million in fiscal 2018.  The cash provided by operating activities in fiscal 2019 was primarily due to reduction in working capital of $4.8 million, and non-cash items, such as $8.3 million related to the goodwill impairment charge, depreciation and amortization of $7.5 million and equity based compensation, deferred income taxes and LIFO effect, partially offset by a gain on insurance recovery combined with gain on disposal of asset of $7.5 million and a net loss of $7.5 million. The increase in cash from working capital was primarily due to decreased receivables due to improved collections and decreased inventories, and by timing of payments to suppliers, partially offset by insurance receivables.

The Company’s operating activities provided $1.3 million of cash in fiscal 2018.  The cash provided by operating activities in fiscal 2018 was due to $8.4 million of non-cash items such as depreciation and amortization expense, gain on disposal of operating assets, amortization and write-offs of debt issuance costs, loss on extinguishment of debt and equity compensation and break even on cash generated through working capital management, partially offset by the Company’s net loss of $7.2 million. Cash provided by working capital was generated by a $1.5 million decrease in inventories as the Company focused on increasing inventory turns, along with a $2.7 million increase in accounts payable, partially offset by a $2.2 million increase in accounts receivable due to higher sales in the fourth quarter of fiscal 2018.

Investing Activities
Cash used for investing activities was $0.8 million in fiscal 2019, which includes $8.4 million in proceeds from insurance recovery on the damaged property related to the Orange fire, partially offset by the dollars spent towards the replacement of the damaged property, compared with investing activities generating $0.7 million in fiscal 2018, which includes cash proceeds of $3.5 million from the sale of the Company's Irish building and the Alliance machinery and equipment. Capital expenditures were $9.4 million, mainly funded by insurance proceeds from the fire in fiscal 2019 and $2.8 million in fiscal 2018. Expenditures in fiscal 2019 were used primarily for the restoration of the Orange location as a result of the fire. Capital commitments at September 30, 2019 were $6.5 million, including $5.5 million in capital commitments for the Orange facility related to the fire. The Company anticipates the total fiscal 2020 capital expenditures will be within the range of $5.0 million to $7.0 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, SIFCO anticipates incurring additional costs in fiscal 2020 of approximately $11.0 million to $13.5 million for capital expenditures related to the Orange location in order to finalize the restoration as a result of the fire. These costs are expected to be funded by insurance proceeds.

Financing Activities
Cash used for financing activities was $5.9 million in fiscal 2019, compared with $2.1 million of cash used for financing activities in fiscal 2018.

The Company had proceeds from long-term debt of $1.5 million, of which $1.2 million resulted from multiple borrowings from its Cleveland location to facilitate certain capital projects and $0.3 million of additional long-term debt at the foreign location to assist in repayment of obligations. Additionally, the Company made repayments of $1.4 million of long-term debt, which were from the Company's foreign long-term loans, compared to $5.5 million in repayments in the comparable prior period, of which $4.1 million of repayments related to the term loan under the Amended and Restated Credit and Security Agreement ("2016 Credit Agreement") and $1.4 million of repayments were to its foreign long-term loan in fiscal 2018. The principal reason for the term loan repayment in fiscal 2018 was due to the extinguishment of its debt structure and modification of the previous debt structure, as discussed in Note 5, Debt, of the consolidated financial statements.
In August 2018, the Company extinguished its 2016 Credit Agreement and entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated financial statements for further discussion related to the Credit Agreement and the First, Second, Third and Fourth Amendment to the Credit Agreement.
The Company had net repayments under its revolving credit facility of $5.7 million in fiscal 2019, compared with $2.6 million in net borrowings in fiscal 2018. The greater net repayments in fiscal 2019 were due to increased collection in account receivables used to repay the revolver and in fiscal 2018 the net borrowings were used to fund operations.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.50% spread, which was 3.6% at September 30, 2019 and the Export Credit Agreement as discussed in Note 5, Debt, of the consolidated financial statements has a rate based on LIBOR plus a 1.25% spread, which was 3.35% at September 30, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of revolving commitment to the 10% of the lesser of collateral or revolving commitment, with a $2.0 million floor through June 30, 2020. In determining the availability, the lender looks at the total collateral. If the total collateral is less than $20.0 million, then the $2.0 million floor will apply; however, if the total collateral is greater than or equal to $20.0 million, but less than the $35.0 million (revolving commitment); then 10% of the total collateral is used, but if the collateral exceeds $35.0 million, then 10% of the total commitment is used as lending will not exceed the $35.0 million revolving commitment unless the accordion feature is enacted. This will reset back to previous requirements prior to the Fourth Amendment, commencing July 1, 2020. As of September 30, 2019, the total collateral was $24.0 million, and the revolving commitment was $35.0 million. The measurement at 10% were $2.4 million and $3.5 million, respectively. Total availability at September 30, 2019 was $7.7 million, which exceed both the collateral and revolving commitment thresholds. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10.0% of the Revolving Commitment as of September 30, 2019, the FCCR calculation was not required.
The Company incurred debt issuance costs related to the above Credit Agreements and amendments in fiscal 2019 and 2018. See Note 5, Debt, of the consolidated financial statements for further discussion.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company is currently in negotiations with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience certain challenges in meeting certain obligations.  This foreign debt is collateralized by Maniago’s assets.  The Company has not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance Maniago operations.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company is party to certain arrangements that are not reflected in the Consolidated Balance Sheets. These include operating and capital leases as described more fully in Note 10, Commitments and Contingencies, of the consolidated financial statements, which primarily relate to facilities and machinery and equipment. The Company does not have obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

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

Revenue Recognition
The Company recognizes revenue using the five-step revenue recognition model in which it depicts the transfer of goods to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The revenue standard also requires disclosure sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the cost to obtain or fulfill a contract. For further discussion, see Note 1, Summary of Significant Accounting Policies and Note 6, Revenue, of the consolidated financial statements.

The recently effective revenue standard and related amendments was adopted by the Company using the modified retrospective method and applied those provisions to all open contracts on October 1, 2018. The Company recognized the cumulative effect by initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of changes made to the balance sheet as of October 1, 2018 for the adoption of the revenue standard was as follows:

(Dollars in millions)	Balance at September 30, 2018	Effect of Accounting Change	Balance at October 1, 2018
Assets
Contract asset	$—	$10.1	$10.1
Inventory, net	18.3	(6.5)	11.8
Liabilities & Shareholders' Equity
Retained earnings	37.1	3.6	40.7

As part of the cumulative effect of the accounting change made as it pertains to the inventory, net line, the impact includes a reduction to the Company's last-in, first-out (“LIFO”) reserve in the amount of $0.5 million and excess and obsolete reserve of $0.4 million. As noted in Note 2, Inventories, of the consolidated financial statements, a portion of the Company's inventory is on LIFO.

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

Impairment of Goodwill
Goodwill is tested for impairment annually as of July 31. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in the Company's stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company's fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.

As permitted, if the reporting unit fails the impairment test, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") removing step two from the goodwill impairment test. If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit's fair value and carrying value. The Company adopted this standard effective March 31, 2017.

2019 Interim and Annual Goodwill Impairment Tests
SIFCO performed an interim assessment of goodwill for its Maniago location as of May 31, 2019 and performed its annual test as of July 31, 2019. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of September 30, 2019. The Maniago reporting unit's goodwill was impaired when the interim assessment was completed. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

2018 Annual Goodwill Impairment Test
As of July 31, 2018, the annual goodwill impairment test date for fiscal 2018, goodwill existed at two of the Company's reporting units, Cleveland, Ohio and Maniago, Italy.
In fiscal 2018, no impairment charges were identified in connection with the annual goodwill impairment test with respect to any of the identified reporting units. The fair values of the reporting units were in excess of our carrying values.

Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2019.

	Impact on Fiscal 2019 Benefits Expense	Impact on September 30, 2019 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$29	$826
25 basis point increase in discount rate	$(29)	$(826)
100 basis point decrease in expected long-term rate of return on assets	$213	$—
100 basis point increase in expected long-term rate of return on assets	$(213)	$—

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

The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the Findley Pension Discount Curve.

As of September 30, 2019 and 2018, SIFCO used the following assumptions:

	Years Ended September 30,
	2019	2018
Discount rate for expenses	4.2%	3.6%
Expected return on assets	7.5%	7.7%

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

As a result of losses incurred in recent years, the Company entered into a three year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal year 2019. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2019.

Uncertain Tax Positions
The calculation of the Company's tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required, and it reports related interest and penalties as income taxes. Refer to Note 7, Income Taxes, of the consolidated financial statements.

E.         Impact of Newly Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements," (collectively with ASU 2016-02, "Topic 842"), which amends ASU 2016-02 and provides new and (optional) transition method permitting the recognition of a cumulative effect adjustment to retained earnings on the date of adoption, rather than requiring retrospective restatement of prior periods. Topic 842's objective is to increase transparency and comparability among entities by recognizing lease right-of-use assets ("ROU") and lease liabilities except for short-term leases on the consolidated balance sheet and provide additional disclosure information about leasing arrangements. Topic 842 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption.

The Company adopted this new guidance on October 1, 2019 and has elected to apply a modified retrospective transition approach as permitted, which includes a number of optional practical expedients that can be applied. This approach applies to all leases that exist at or commence after the date of our initial application. The Company will not adjust comparative periods or make the new required lease disclosure prior to the effective date. SIFCO will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions about lease identification, lease classification and initial direct costs. SIFCO did not elect the hindsight practical expedient. The Company is in process of finalizing the design and implementation of internal controls, policies and processes to comply with the new standard. The adoption of Topic 842 will result in the recognition of ROU assets and lease liabilities of approximately $16.1 million and $20.2 million, based on the lease portfolio as of October 1, 2019. The lease liability and the corresponding ROU asset primarily relate to one of its leased manufacturing buildings at its Orange location. The prospective impact on the consolidated statements of comprehensive loss under the new standard is substantially the same compared to the current lease accounting model and the impact to retained earnings will be minimal. The accounting for capital leases related to equipment, which are referred to as financing leases under the new standard, is substantially unchanged under the new standard and is not expected to have a material impact on our liquidity or consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered small reporting companies ("SRC") as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since SIFCO is a SRC, the Company does not need to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated statements of operations and financial condition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

Cincinnati, Ohio
December 16, 2019

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2019	2018
Net sales	$112,454	$111,212
Cost of goods sold	101,817	101,110
Gross profit	10,637	10,102
Selling, general and administrative expenses	15,274	15,216
Goodwill impairment	8,294	—
Amortization of intangible assets	1,648	1,705
Gain on disposal and impairment of assets	(7,535)	(905)
Operating loss	(7,044)	(5,914)
Interest income	(4)	(8)
Interest expense	1,057	2,139
Foreign currency exchange gain, net	(7)	(114)
Other expense (income), net	117	(400)
Loss before income tax benefit	(8,207)	(7,531)
Income tax benefit	(701)	(361)
Net loss	$(7,506)	$(7,170)

Net loss per share:
Basic	$(1.35)	$(1.30)
Diluted	$(1.35)	$(1.30)

Weighted-average number of common shares (basic)	5,566	5,523
Weighted-average number of common shares (diluted)	5,566	5,523
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Years Ended September 30,
	2019	2018
Net loss	$(7,506)	$(7,170)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	(712)	(348)
Retirement plan liability adjustment, net of tax $0 and $0, respectively	(3,968)	974
Interest rate swap agreement adjustment, net of tax $0 and $0, respectively	—	(4)
Comprehensive loss	$(12,186)	$(6,548)
See notes to the consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$341	$1,252
Receivables, net of allowance for doubtful accounts of $592 and $520, respectively	23,159	28,001
Other receivables	3,500	—
Contract asset	10,349	—
Inventories, net	10,509	18,269
Refundable income taxes	141	126
Prepaid expenses and other current assets	1,459	1,900
Assets held for sale	—	35
Total current assets	49,458	49,583
Property, plant and equipment, net	39,610	35,390
Intangible assets, net	3,320	5,076
Goodwill	3,493	12,020
Other assets	218	168
Total assets	$96,099	$102,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,786	$5,944
Revolver	15,542	21,253
Accounts payable	19,799	15,513
Accrued liabilities	5,557	5,107
Total current liabilities	46,684	47,817
Long-term debt, net of current maturities	2,052	2,332
Deferred income taxes	1,718	2,413
Pension liability	9,528	5,339
Other long-term liabilities	63	147
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,777 at September 30, 2019 and 5,690 at September 30, 2018	5,777	5,690
Additional paid-in capital	10,438	10,031
Retained earnings	33,148	37,097
Accumulated other comprehensive loss	(13,309)	(8,629)
Total shareholders’ equity	36,054	44,189
Total liabilities and shareholders’ equity	$96,099	$102,237
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,506)	$(7,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,525	8,459
Amortization and write-off of debt issuance costs	99	205
Gain on disposal of operating assets or impairment of operating assets	(282)	(905)
Gain on insurance proceeds received for damaged property	(7,253)	—
Loss on extinguishment of debt	—	496
LIFO (benefit) expense	(75)	560
Share transactions under employee stock plan	515	608
Deferred income taxes	(565)	(823)
Goodwill impairment	8,294	—
Other long-term liabilities	162	(151)
Changes in operating assets and liabilities:
Receivables	4,506	(2,163)
Contract assets	(209)	—
Inventories	1,025	1,479
Refundable income taxes	(15)	167
Prepaid expenses and other current assets	(3,069)	(607)
Other assets	(50)	109
Accounts payable	2,046	2,706
Accrued liabilities	714	(824)
Accrued income tax and other	(133)	(851)
Net cash provided by operating activities	5,729	1,295

Cash flows from investing activities:
Insurance proceeds received for damaged property	8,363	—
Proceeds from disposal of property, plant and equipment	317	3,519
Capital expenditures	(9,447)	(2,831)
Net cash provided by (used for) investing activities	(767)	688

Cash flows from financing activities:
Proceeds from term note	1,505	1,218
Repayments of term note	(1,424)	(5,505)
Proceeds from revolving credit agreement	80,154	87,102
Repayments of revolving credit agreement	(85,865)	(84,522)
Proceeds from short-term debt borrowings	6,363	6,535
Repayments of short-term debt borrowings	(6,408)	(6,620)
Payments for debt financing	(132)	(312)
Share retirement	(62)	—
Net cash used for financing activities	(5,869)	(2,104)
Decrease in cash and cash equivalents	(907)	(121)
Cash and cash equivalents at beginning of year	1,252	1,399
Effects of exchange rate changes on cash and cash equivalents	(4)	(26)
Cash and cash equivalents at end of year	$341	$1,252
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2019	2018
Cash paid during the year:
Cash paid for interest	$(952)	$(1,424)
Cash paid for income tax, net	$(123)	$(99)

Non-cash investing and financing activities:
Capital expenditures funded by capital lease borrowings	$—	$92
Additions to property, plant & equipment - incurred but not yet paid	$2,480	$190
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2017	$5,596	$9,519	$44,267	$(9,251)	$50,131

Comprehensive loss	—	—	(7,170)	622	(6,548)
Performance and restricted share expense	—	620	—	—	620
Share transactions under employee stock plans	94	(108)	—	—	(14)
Balance - September 30, 2018	5,690	10,031	37,097	(8,629)	44,189

Cumulative effect for the adoption of ASC 606	—	—	3,598	—	3,598
Comprehensive loss	—	—	(7,506)	(4,680)	(12,186)
Shares retired	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	511	—	—	511
Share transactions under employee stock plans	108	(104)	—	—	4
Balance - September 30, 2019	$5,777	$10,438	$33,148	$(13,309)	$36,054
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

B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company’s U.S. operations and its Irish subsidiary. For these operations, all gains and losses from completed currency transactions are included in income. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2018.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $592 and $520 at September 30, 2019 and 2018, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2019 and 2018, $33 and $186, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $39 and $415 in fiscal 2019 and fiscal 2018, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2019, 44% of the Company’s consolidated net sales were from three of its largest customers; and 50% of the Company's consolidated net sales were from the four largest customers and their direct subcontractors, which individually accounted for 14%, 13%, 12% and 11%, of consolidated net sales, respectively. In fiscal 2018, 31% of the Company’s consolidated net sales were from two of its largest customers; and 38% of the Company's consolidated net sales were from three of the largest customers and their direct subcontractors which individually accounted for 14%, 12% and 12%, of consolidated net sales, respectively. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2019 and 2018.
At September 30, 2019, two of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of the total net accounts receivable; and three of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 15%, 14%, and 12% of total net accounts receivable, respectively. At September 30, 2018, three of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of total net accounts receivable; and five of the largest customers and direct subcontractors had outstanding net accounts receivable which accounted for 16%, 14% , 12% , 11%, and 11% of total net accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2019.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

E. INVENTORY VALUATION
For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 27% and 54% of the Company’s inventories at September 30, 2019 and 2018, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower cost or net realizable value.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,335 and $3,979 at September 30, 2019 and 2018, respectively.

F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line method. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 40 years; (ii) machinery and equipment, including office and computer equipment - 3 to 20 years; (iii) software - 3 to 7 years (included in machinery and equipment); and (iv) leasehold improvements - remaining life or length of the lease, whichever is less (included in buildings).

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2019	2018
Property, plant and equipment:
Land	$964	$995
Buildings	15,805	15,365
Machinery and equipment	82,379	76,465
Total property, plant and equipment	99,148	92,825
Less: Accumulated depreciation	59,538	57,435
Property, plant and equipment, net	$39,610	$35,390

The (gain) loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $5,877 and $6,754 in fiscal 2019 and 2018, respectively.

G. ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets ("asset groups"), including property, plant and equipment, when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. Under the Accounting Standard Codification ("ASC") 360 ("Topic 360"), if the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

The Company experienced three triggering events in fiscal 2019 requiring the review of two asset groups to determine if the carrying value of each asset group is recoverable. Certain qualitative factors were triggered at its Orange, California ("Orange") location. See Note 10, Commitments and Contingencies, of the consolidated financial statements, for further discussion on the evaluation of its long-lived assets as it relates to the Orange asset group. The Maniago, Italy ("Maniago") location triggered certain qualitative factors, which led to an assessment of its long-lived assets as of May 31, 2019 and September 30, 2019, respectively, due to the continued challenges on operating income trends for the respective asset group. The results of management's analysis on the asset group's recoverability at interim and at year-end, respectively, indicated that the long-lived assets and definite lived intangible assets were recoverable and did not require further review for impairment.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

H. ASSETS HELD FOR SALE
The assets held for sale at September 30, 2019 and 2018, were $0 and $35, respectively. The balance remaining at September 30, 2018 relates to the Alliance building and certain machinery and equipment, which the Company sold in the first quarter of fiscal 2019 for a gain on sale of asset within the consolidated statements of operations of $282. In October 2018, the Company executed a purchase agreement and finalized the sale transaction with a buyer for the Alliance building and land. The Company received cash proceeds for both the building and machinery and equipment, less cost to sell, of approximately $317, which is recorded as part of a gain on disposal and impairment of asset within the consolidated statements of operations.

I. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. With the adoption of Accounting Standard Update ("ASU") 2017-04, Step 2 has been eliminated from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles, of the consolidated financial statements for further discussion of the July 31, 2019 and 2018 annual impairment test results and its interim goodwill test performed as of May 31, 2019 for one of its reporting units.

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

J. NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, zero restricted shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	September 30,
	2019	2018
Net loss	$(7,506)	$(7,170)

Weighted-average common shares outstanding (basic and diluted)	5,566	5,523

Net loss per share – basic and diluted:
Net loss per share	$(1.35)	$(1.30)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	196	144

K. REVENUE RECOGNITION
SIFCO adopted Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("Topic 606" and the "revenue standard") using the modified retrospective method and applied those provisions to all open contracts on October 1, 2018.

The Company recognizes revenue in the following manner using the five-step revenue recognition model. A contract exists when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company's contracts are from purchase orders ("PO's"), which continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later time when control of the products transfers to the customer. Revenue was previously recognized for certain long-term agreements ("LTA's"), firm fixed pricing agreements, and PO's at the point in time when the shipping terms were satisfied. Under the revenue standard, the Company now recognizes

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

certain revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the applicable customer are as follows:

•
Certain military contracts, which support providing specialized or unique goods to the U.S. government with no alternative use, include provisions within the contract that are subject to the Federal Acquisition Regulation ("FAR"). The FAR provision allows the customer to unilaterally terminate the contract for convenience and requires the customer to pay the Company for costs incurred plus reasonable profit margin and take control of any work in process.

•
For certain commercial contracts involving customer-specific products with no alternative use, the contract may fall under the FAR clause provisions noted above for military contracts or may include certain provisions within their contract that the customer controls the work in process based on contractual termination clauses or restrictions of the Company's use of the product and the Company possesses a right to payment for work performed to date plus reasonable profit margin.

As a result of control transferring over time for these products, revenue is recognized based on progress toward completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company elected to use the cost to cost input method of progress based on costs incurred for these contracts because it best depicts the transfer of goods to the customer based on incurring costs on the contracts. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

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

The Company has elected to recognize the cost of freight and shipping when control of the products has transferred to the customer as an expense in cost of goods sold on the consolidated statements of operations, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in cost of goods sold when control of the related products has transferred to the customer.

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

Contract Balances
Contract assets on the consolidated balance sheets are recognized when a good is transferred to the customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances, revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payment from customers are received based on the terms established in the contract with the customer.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

L. CAPITAL LEASE OBLIGATIONS
Capital leases are accounted for as the acquisition of an asset and the commitment of an obligation by the lessee and as a sale or financing by the lessor. All other leases are accounted for as operating leases.

M. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
On October 1, 2018, the Company adopted the revenue standard. The revenue standard introduces a five-step revenue recognition model in which a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The revenue standard also requires disclosure sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the cost to obtain or fulfill a contract. For further discussion, see Note 6, Revenue, of the consolidated financial statements.

With the adoption by the Company of the revenue standard and all related amendments using the modified retrospective method and applied those provisions to all open contracts. The Company recognized the cumulative effect by initially applying the revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of changes made to the balance sheet as of October 1, 2018 for the adoption of the revenue standard was as follows:

	Balance at September 30, 2018	Effect of Accounting Change	Balance at October 1, 2018
Assets
Contract asset	$—	$10,140	$10,140
Inventory, net	18,269	(6,542)	11,727
Liabilities & Shareholders' Equity
Retained earnings	37,097	3,598	40,695

As part of the cumulative effect of the accounting change made as it pertains to the inventory, net line, the impact includes a reduction to the Company's LIFO reserve in the amount of $508 and excess and obsolete reserve of $366. As noted in Note 2, Inventories, of the consolidated financial statements, a portion of the Company's inventory is on LIFO.

The following tables reflect the changes to the financial statements line items as a result to the revenue standard. The adoption of the revenue standard did not have an impact on "net cash provided by operating activities" on the consolidated statement of cash flows as of September 30, 2019.

Consolidated statement of operations for the year end September 30, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net Sales	$112,090	$364	$112,454
Cost of Goods Sold	102,276	(459)	101,817
Net loss	(8,329)	823	(7,506)
Basic and diluted net loss per share	$(1.50)	$0.15	$(1.35)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Consolidated balance sheet as of September 30, 2019:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Assets
Contract asset	$—	$10,349	$10,349
Inventory, net	16,592	(6,083)	10,509
Liabilities & Shareholders' Equity
Contract liabilities (included within accrued liabilities)	537	(155)	382
Deferred income taxes	1,718	—	1,718
Retained earnings	28,727	4,421	33,148

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of the Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost," which was adopted by the Company on October 1, 2018. With the adoption of ASU 2017-07 on October 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. The Company retrospectively adopted ASU 2017-07 and reclassified prior-year amounts using a practical expedient that permits the usage of amounts disclosed in Note 8, Retirement Benefit Plans, of the consolidated financial statements. Results showed expense for fiscal 2019 and 2018 were reclassified from cost of sales and selling, general and administrative expenses, respectively, to other (income) expense, net and were not material to the consolidated statement of operations.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which amends certain cash flow issues which apply to all entities required to present a statement of cash flows. On October 1, 2018, the Company implemented provisions of ASU 2016-15 on a retrospective basis, which did not impact the consolidated statements of cash flows for the periods presented.

N. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842) Targeted Improvements," (collectively with ASU 2016-02, "Topic 842"), which amends ASU 2016-02 and provides new and (optional) transition method permitting the recognition of a cumulative effect adjustment to retained earnings on the date of adoption, rather than requiring retrospective restatement of prior periods. Topic 842's objective is to increase transparency and comparability among entities by recognizing lease right-of-use assets ("ROU") and lease liabilities except for short-term leases on the consolidated balance sheet and provide additional disclosure information about leasing arrangements. Topic 842 modifies the definition of a lease to clarify that an arrangement contains a lease when such arrangement conveys the right to control the use of an identified asset. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the year of adoption.

The Company adopted this new guidance on October 1, 2019 and has elected to apply a modified retrospective transition approach as permitted, which includes a number of optional practical expedients that can be applied. This approach applies to all leases that exist at or commence after the date of our initial application. The Company will not adjust comparative periods or make the new required lease disclosure prior to the effective date. SIFCO will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, permits companies not to reassess prior conclusions about lease identification, lease classification and initial direct costs. SIFCO did not elect the hindsight practical expedient. The Company is in process of finalizing the design and implementation of internal controls, policies and processes to comply with the new standard. The adoption of Topic 842 will result in the recognition of ROU assets and lease liabilities of approximately $16,106 to $20,218 based on the lease portfolio as of October 1, 2019. The lease liability and the corresponding ROU asset primarily relate to one of its leased manufacturing buildings at its Orange location. The prospective impact on the consolidated statements of comprehensive loss under the new standard is substantially the same compared to the current lease accounting model and the impact to retained earnings will be minimal. The accounting for capital leases related to equipment, which are referred to as financing leases under the new standard, is substantially unchanged under the new standard and is not expected to have a material impact on our liquidity or consolidated statements of cash flows.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Subsequent to September 30, 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered small reporting companies ("SRC") as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since SIFCO is a SRC, the Company does not need to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated statements of operations and financial condition.

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

P. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2019 and 2018.

Q. DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

R. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2019	2018
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(5,667)	$(4,955)
Net retirement plan liability adjustment, net of income tax benefit of ($3,758) and ($3,758), respectively	(7,642)	(3,674)
Total accumulated other comprehensive loss	$(13,309)	$(8,629)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(4,607)	$(4,648)	$4	$(9,251)
Other comprehensive income (loss) before reclassifications	(348)	333	19	4
Amounts reclassified from accumulated other comprehensive income (loss)	—	641	(23)	618
Net current-period other comprehensive loss	(348)	974	(4)	622

Balance at September 30, 2018	(4,955)	(3,674)	—	(8,629)
Other comprehensive loss before reclassifications	(712)	(4,643)	—	(5,355)
Amounts reclassified from accumulated other comprehensive income	—	675	—	675
Net current-period other comprehensive loss	(712)	(3,968)	—	(4,680)
Balance at September 30, 2019	$(5,667)	$(7,642)	$—	$(13,309)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2019 and 2018:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2019	2018	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$—	$—	(1)
Net actuarial gain (loss)	(4,214)	974	(1)
Settlements/curtailments	246	—	(1)
	(3,968)	974	Total before taxes
	—	—	Income tax expense
	$(3,968)	$974	Net of taxes

(1) These accumulated other comprehensive income components are included in the computation of net periodic benefit cost. See Note 8, Retirement Benefit Plans, of the consolidated financial statements for further information.

S. INCOME TAXES
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

T. FAIR VALUE MEASUREMENTS
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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of debt is considered to approximate the fair value based on the borrowing rates currently available to us for loans with similar terms and maturities. Fair value measurements of non-financial assets and non-financial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analysis, the valuation of acquired intangibles and in the valuation of assets held for sale. Goodwill and intangible assets are valued using Level 3 inputs.

U. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Plan Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) ("2016 Plan"). The Company recognizes share-based expense within selling, general, and administrative expense.

2.Inventories

Inventories at September 30 consist of:

	2019	2018
Raw materials and supplies	$4,512	$6,202
Work-in-process	2,721	6,626
Finished goods	3,276	5,441
Total inventories	$10,509	$18,269

If the FIFO method had been used for the entire Company, inventories would have been $8,296 and $8,879 higher than reported at September 30, 2019 and 2018, respectively. LIFO benefit was $75 in fiscal 2019 and LIFO expense was $560 in 2018.
Since adopting the revenue standard, results show a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of approximately $340

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

as of September 30, 2019. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2019	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$1,876	$1,503	$—	$(13)	$360
Technology asset	5 years	1,869	1,544	—	(28)	297
Customer relationships	10 years	13,589	10,859	—	(67)	2,663
Total intangible assets		$17,334	$13,906	$—	$(108)	$3,320

September 30, 2018
Intangible assets:
Trade name	8 years	$2,466	$1,821	$—	$(4)	$641
Technology asset	5 years	1,869	1,128	—	(10)	731
Customer relationships	10 years	13,589	9,866	—	(19)	3,704
Total intangible assets		$17,924	$12,815	$—	$(33)	$5,076

The amortization expense on identifiable intangible assets for fiscal 2019 and 2018 was $1,648 and $1,705, respectively.

Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2020	$1,486
Fiscal year 2021	999
Fiscal year 2022	314
Fiscal year 2023	237
Fiscal year 2024	164

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired.

During the third quarter of fiscal 2019, management reviewed qualitative factors under ASC 350 ("Topic 350"), which triggered an interim goodwill assessment as of May 31, 2019 for its Maniago reporting unit. Certain qualitative factors related to the soft energy market resulting in lower sales and continued under-performance relative to projected future operating results were factors that led the Company to perform an interim assessment of goodwill.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Upon completion of the interim impairment test for the Maniago reporting unit, it was determined that the fair value of the reporting unit for Maniago did not exceed the carrying value, which resulted in a full write-down of the reporting unit's goodwill in the third quarter of fiscal 2019 in the amount of $8,294 (non-cash charge).

The Company completed its annual impairment test of goodwill as of July 31, 2019 for the Cleveland reporting unit, and for both the Cleveland and Maniago reporting units as of July 31, 2018.

Upon completion of the annual impairment testing for the Cleveland reporting unit, it was determined that the fair value of the reporting unit exceeds the carrying value. As such, no additional impairment of goodwill existed as of September 30, 2019 and no impairment existed for the Cleveland and Maniago reporting units as of September 30, 2018, respectively.

Goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2017	$12,170
Currency translation	(150)
Balance at September 30, 2018	12,020
Goodwill impairment adjustment	(8,294)
Currency translation	(233)
Balance at September 30, 2019	$3,493

4. Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2019	2018
Accrued employee compensation and benefits	$4,235	$3,864
Other accrued liabilities	1,322	1,243
Total accrued liabilities	$5,557	$5,107

5.    Debt
Debt at September 30 consists of:

	2019	2018
Revolving credit agreement	$15,542	$21,253
Foreign subsidiary borrowings	6,592	7,949
Capital lease obligations	138	327

Other debt	1,133	—
Less: unamortized debt issuance cost	(25)	—
Other loan less unamortized debt issuance cost	1,108	—

Total debt	23,380	29,529

Less – current maturities	(21,328)	(27,197)
Total long-term debt	$2,052	$2,332
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into a new asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with a new lender. The Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility of a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability and the availability at September 30, 2019 and 2018 was $7,709 and $8,437, respectively. The proceeds from the Credit Agreement were used to repay

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

the indebtedness and extinguishment of the Company's November 9, 2016 Amended and Restated Credit and Security Agreement, for working capital purposes, for general corporate purposes and to pay fees and expenses incurred in connection with entering into the Credit Agreement.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1 to 1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. See discussion below regarding the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement discussion, which revises the provision related to FCCR.
On November 5, 2018, the Company entered into the First Amendment with its lender. The First Amendment retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties' original understanding regarding, among other things: (i) the permitted liens securing certain indebtedness of the Company to the City of Cleveland (noted as Other debt within the above debt table), (ii) the time frames for which certain post-closing requirements would be satisfied, and (iii) the conditions under which the Company will be required to meet the minimum FCCR, which is as follows: the borrowers will not permit the FCCR to be less than: (a) 1.1 to 1.0 as of August 31, 2018 or as of September 30, 2018; or (b) 1.1 to 1.0 at any month end on or after October 31, 2018; provided that the FCCR will not be tested under this clause (b) unless (i) a Default has occurred and is continuing or (ii) availability was less than or equal to 12.5% of the Revolving Commitment for three or more business days in any consecutive 30 day period (with the FCCR calculated as of the end of the month for which the lender has most recently received financial statements).
On December 17, 2018, the Company entered into an Export Credit Agreement (the “Export Credit Agreement”) with its Lender. Pursuant to the terms of the Export Credit Agreement, the Lender will lend amounts to the Company on foreign receivables that are guaranteed by the Export-Import Bank of the United States of America. The Export Credit Agreement provides for a revolving commitment of $5,000, therefore increasing the maximum borrowing of the revolver to $35,000. The borrowings under the Export Credit Agreement will bear interest at (depending on the type of borrowing) the Prime or LIBOR Rate, plus the applicable margin as set forth in the Export Credit Agreement. The maturity date under the Export Credit Agreement is August 6, 2021 (or such earlier date as the revolving commitments under the Export Credit Agreement are reduced to zero or otherwise terminated). The Export Credit Agreement contains customary representations, warranties, covenants and events of default, including, without limitation, the affirmative covenants under the Company’s Credit Agreement dated August 8, 2018, as amended with the Lender. In connection with entering into the Export Credit Agreement, the Company also entered into the Second Amendment (the “Second Amendment”) to its Credit Agreement. The Second Amendment amends certain definitions and provisions to provide for the Company’s entrance into the Export Credit Agreement.
On March 29, 2019, the Company entered into a Third Amendment with its Lender. This amendment extended the time frame for when certain post-closing requirements would be satisfied by March 31, 2019 to June 30, 2019. These post-closing requirements were completed by June 30, 2019.
On September 20, 2019, the Company entered into a Fourth Amendment with its Lender. As previously stated, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of the revolving commitment to the 10% of the lessor of collateral or total revolving commitment, with a $2,000 floor through June 30, 2020. In determining the availability, the lender looks at the total collateral. If the total collateral is less than $20,000, then the $2,000 floor will apply; however, if the total collateral is greater than or equal to $20,000, but less than the $35,000 (revolving commitment); then 10% of the total collateral is used, but if the collateral exceeds $35,000, then 10% of the total commitment is used as lending will not exceed the $35,000 revolving commitment unless the accordion feature is enacted. This will reset back to previous requirements prior to the Fourth Amendment, commencing July 1, 2020. As of September 30, 2019, the total collateral was $24,000 and the revolving commitment was $35,000. The measurement at 10% were $2,400 and $3,500, respectively. Total availability at September 30, 2019 was $7,709, which exceed both the collateral and total commitment threshold. If availability had fallen short, the Company would be required to meet the FCCR covenant, which must not be less than 1.1 to 1.0 . Because the availability was greater than the 10.0% of the revolving commitment as of September 30, 2019, the FCCR calculation was not required.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.50% spread, which was 3.60% and 3.85% at September 30, 2019 and 2018, respectively and the Export Credit Agreement

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

has a rate based on LIBOR plus a 1.25% spread, which was 3.4% at September 30, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
The Company incurred a $496 loss on extinguishment of debt that is included within the interest expense line in the consolidated statement of operations as a result of the refinancing in fiscal 2018. The loss primarily consisted of unamortized financing costs and costs incurred from the previous lender during the refinancing.

Foreign subsidiary borrowings
Foreign debt at September 30 consists of:

	2019	2018
Term loan	$2,318	$3,548
Short-term borrowings	3,744	3,472
Factor	530	929
Total debt	$6,592	$7,949

Less – current maturities	(5,501)	(5,822)
Total long-term debt	$1,091	$2,127

Receivables pledged as collateral	$672	$2,007

Interest rates are based on Euribor rates plus spread which range from 1.0% to 4.0%. In December 2018, Maniago entered into a six month short-term debt arrangement with one of its lenders in the amount of $1,137, to be used for working capital purposes, which has been repaid as of the end of the fiscal year. In September, Maniago was able to modify its repayment schedule for one tranche of its existing term debt by reducing its next two payments by approximately $96 and extending the loan for an additional six months in which the final payment will be made at that time (to be paid by October 2020). The Company is currently in negotiations with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience certain challenges in meeting certain obligations.  This foreign debt is collateralized by Maniago’s assets.  The Company has not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance its Maniago operations.

The Company factors receivables from one of its customers. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated balance sheets.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Payments on long-term debt under the foreign term debt and other debt (excluding capital lease obligations, see Note 10, Commitments and Contingencies, of the consolidated financial statements) over the next 5 years are as follows:

Minimum long-term debt payments

2020	$1,249
2021	969
2022	524
2023	440
2024	262
thereafter	7
Total Minimum long-term debt payments	$3,451

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which are included in the consolidated balance sheet as a deferred charge in other current assets, net of amortization of $106 and $12 at September 30, 2019 and 2018, respectively.

6.    Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type for the twelve months ended September 30, 2019 and 2018, respectively.

	Years Ended September 30,
	2019	2018 ¹

Commercial revenue	$54,999	$58,747
Military revenue	57,455	52,465
Total	$112,454	$111,212
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

The following table represents revenue by the various components for the twelve months ended September 30, 2019 and 2018, respectively.

	Years Ended September 30,
Net Sales	2019	2018 ¹
Aerospace components for:
Fixed wing aircraft	$52,895	$56,891
Rotorcraft	23,602	22,053
Energy components for power generation units	17,646	20,893
Commercial product and other revenue	18,311	11,375
Total	$112,454	$111,212
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table represents revenue by geographic region based on the Company's selling operation locations for the twelve months ended September 30 , 2019 and 2018, respectively:

	Years Ended September 30,
Net Sales	2019	2018 ¹
North America	95,667	91,316
Europe	16,787	19,896
Total	$112,454	$111,212
¹ Prior period amounts have not been adjusted under the modified retrospective adoption method.

In addition to the disaggregating revenue information provided above, approximately 56% of total net sales as of September 30, 2019 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over time, a contract asset is established as revenue is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the satisfaction of the performance obligation occurs over time, the contract liability is reversed over the course of production. If the satisfaction of the performance obligation is point in time, the contract liability reverses upon shipment.

The following table contains a roll forward of contract assets and contract liabilities for the period ended September 30, 2019:

Contract assets - Beginning balance, October 1, 2018	$10,140
Additional revenue recognized over-time	62,499
Less amounts billed to the customers	$(62,290)
Contract assets - Ending balance, September 30, 2019	$10,349

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2018	$—
Payments received in advance of performance obligations	(2,000)
Performance obligations satisfied	1,618
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2019	$(382)

There were no impairment losses recorded on contract assets during the year ended September 30, 2019.

Remaining performance obligations
As of September 30, 2019, the Company has $117,600 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

7.     Income Taxes

The components of loss before income tax benefit are as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Years Ended September 30,
	2019	2018
U.S.	$3,416	$(7,582)
Non-U.S.	(11,623)	51
Loss before income tax benefit	$(8,207)	$(7,531)
Income tax benefit consist of the following:

	Years Ended September 30,
	2019	2018
Current income tax provision (benefit):
U.S. federal	$—	$(19)
U.S. state and local	(27)	5
Non-U.S.	(109)	472
Total current tax provision (benefit)	(136)	458
Deferred income tax provision (benefit):
U.S. federal	8	(462)
U.S. state and local	2	(30)
Non-U.S.	(575)	(327)
Total deferred tax provision (benefit)	(565)	(819)
Income tax benefit	$(701)	$(361)
The income tax benefit in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2019	2018
Loss before income tax benefit	$(8,207)	$(7,531)

Income tax benefit at U.S. federal statutory rates	$(1,723)	$(1,582)
Tax effect of:
Foreign rate differential	1,698	694
State and local income taxes	14	(25)
Impact of tax law changes	—	820
Federal tax credits	(144)	(1,573)
Valuation allowance	(556)	1,243
Prior year tax adjustments	—	(211)
Other	10	273
Income tax benefit	$(701)	$(361)
On December 22, 2017, the Tax Cut and Jobs Act (the "Act") was enacted that, among other items, reduced the U.S. corporate tax rate effective January 1, 2018 from 35% to 21%, imposed a one-time transition tax on accumulated foreign earnings not previously subject to U.S. taxation, provides a U.S. federal tax exemption on future distributions of foreign earnings, and beginning in fiscal 2019, creates a new minimum tax on certain foreign-sourced earnings. The U.S. corporate tax rate reduction resulted in a blended tax rate of 24.5% for fiscal 2018 (based on 35% corporate rate through December 31, 2017 and 21% from that date through the end of fiscal 2018).

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
As required, during the first quarter of fiscal 2019, the Company completed its accounting for items previously considered provisional during fiscal 2018. At September 30, 2018, the Company's provisional estimate with respect to the one-time transition tax was $240, net of applicable foreign tax credits generated. As a result of the valuation allowance in the U.S. on tax attribute carry forwards, no charge to tax expense was recorded related to the one-time transition tax. The Company continues to interpret the law and additional guidance related to the Act during the measurement period and no measurement period adjustment was made during the first quarter of fiscal 2019, upon finalization of the one-time transition tax. All other items of the Act were considered complete at September 30, 2018.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI was effective for the Company starting in fiscal 2019. The Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules.
Deferred tax assets and liabilities at September 30 consist of the following:

	2019	2018
Deferred tax assets:
Net U.S. operating loss carryforwards	$5,002	$3,200
Net non-U.S. operating loss carryforwards	866	592
Employee benefits	2,456	1,656
Inventory reserves	970	1,029
Allowance for doubtful accounts	144	126
Intangibles	2,535	2,826
Foreign tax credits	1,724	1,956
Other tax credits	1,232	1,164
Other	918	1,015
Total deferred tax assets	15,847	13,564
Deferred tax liabilities:
Depreciation	(8,135)	(5,449)
Prepaid expenses	(192)	(296)
Other	(1,681)	(1,832)
Total deferred tax liabilities	(10,008)	(7,577)
Net deferred tax assets	5,839	5,987
Valuation allowance	(7,557)	(8,400)
Net deferred tax liabilities	$(1,718)	$(2,413)
At September 30, 2019, the Company has a non-U.S. tax loss carryforward of approximately $6,618 related to the Company’s Irish and Italian subsidiaries. The Company's Irish subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. Additionally, a valuation allowance has been recorded in fiscal 2019 against a portion of the deferred tax asset related to the Italian tax loss carryforward that was not considered realizable. The Irish and Italian tax loss carryforwards do not expire.
The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2028, $1,054 of U.S. general business tax credits that are subject to expiration in 2035-2039, and $19,358 of U.S. Federal tax loss carryforwards with

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

$12,625 subject to expiration in fiscal 2036-2037 and $6,733 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.
In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $33,253 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2020-2039. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 and $53 in fiscal 2019 and 2018. If recognized, $22 of the fiscal 2019 uncertain tax positions would impact the effective tax rate. As of September 30, 2019, the Company had accrued interest of $13 and recognized $0.8 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2019	2018
Balance at beginning of year	$53	$69
Decrease due to lapse of statute of limitations	(31)	(16)
Balance at end of year	$22	$53
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2016, state and local income tax examinations for fiscal years prior to 2014, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2019, the Company's non-U.S. subsidiaries had accumulated deficits of approximately $127. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes.

8.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering most of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers substantially all non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003, and this plan was frozen in 2003, while another plan that covered union employees no longer has active participants due to the business closure. Consequently, although both plans continue, the non-union plan ceased the accrual of additional pension benefits for service subsequent to March 1, 2003, and the related union plan has had no participants accrue additional benefits subsequent to December 31, 2013. The Company sponsors another defined benefit plan for certain of its employees. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and its liability is measured as the actuarial present value of the vested benefits to which the employees would be entitled if they separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2019	2018
Service cost	$299	$262
Interest cost	1,055	963
Expected return on plan assets	(1,573)	(1,608)
Amortization of net loss	429	641
Settlement cost	246	—
Net pension expense for defined benefit plans	$456	$258

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2019	2018
Benefit obligations:
Benefit obligations at beginning of year	$27,437	$27,921
Service cost	299	262
Interest cost	1,055	963
Actuarial loss (gain)	3,691	178
Benefits paid	(1,914)	(1,880)
Currency translation	(20)	(7)
Benefit obligations at end of year	$30,548	$27,437
Plan assets:
Plan assets at beginning of year	$22,052	$21,691
Actual return on plan assets	622	2,118
Employer contributions	210	123
Benefits paid	(1,914)	(1,880)
Plan assets at end of year	$20,970	$22,052

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2019	2018
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(9,574)	$(5,385)
Amounts recognized in accumulated other comprehensive loss:
Net loss	11,404	7,432
Net amount recognized in the consolidated balance sheets	$1,830	$2,047
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(9,528)	(5,339)
Accumulated other comprehensive loss – pretax	11,404	7,432
Net amount recognized in the consolidated balance sheets	$1,830	$2,047

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2019 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$755

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2019	2018
Discount rate for liabilities	2.9%	4.1%
Discount rate for expenses	4.2%	3.6%
Expected return on assets	7.5%	7.7%
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2019 and 2018:

September 30, 2019	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$435	$435	$—
Large blend	9,368	9,368	—
Large growth	625	625	—
Mid blend	163	163	—
Small blend	159	159	—
Non-U.S. equity securities:
Foreign large blend	1,607	1,607	—
Diversified emerging markets	17	17	—
U.S. debt securities:
Inflation protected bond	1,100	1,100	—
Intermediate term bond	6,974	4,969	2,005
High inflation bond	173	173	—
Non-U.S. debt securities:
Emerging markets bonds	106	106	—
Stable value:
Short-term bonds	243	243	—
Total plan assets at fair value	$20,970	$18,965	$2,005

September 30, 2018	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$446	$446	$—
Large blend	9,910	9,910	—
Large growth	825	825	—
Mid blend	228	228	—
Small blend	229	229	—
Non-U.S. equity securities:
Foreign large blend	1,714	1,714	—
Diversified emerging markets	18	18	—
U.S. debt securities:
Inflation protected bond	1,184	1,184	—
Intermediate term bond	6,811	4,996	1,815
High inflation bond	182	182	—
Non-U.S. debt securities:
Emerging markets bonds	38	38	—
Stable value:
Short-term bonds	467	467	—
Total plan assets at fair value	$22,052	$20,237	$1,815

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2019 and 2018 were as follows:

	2019	2018
Balance at beginning of year	$1,815	$2,175
Actual return on plan assets	190	1
Purchases and sales of plan assets, net	—	(361)
Balance at end of year	$2,005	$1,815

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2019	2018
U.S. equities	51%	53%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	39%	37%	20% to 70%
Non-U.S. debt securities	1%	—%	0% to 10%
Other securities	1%	2%	0% to 60%
Total	100%	100%
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

The Company anticipates making approximately $403 in contributions to its defined benefit pension plans during fiscal 2020. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2020. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2020	$2,348
2021	2,020
2022	1,846
2023	1,931
2024	1,950
2025-2029	8,950

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Multi-Employer Plans
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2019	2018		2019	2018
Fund ¹	Red	Green	Implemented	$55	$60	Yes	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund ("IAM plan") utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2018 and 2017.

Under the Pension Protection Act of 2006 and extended by the Multi-employer Pension Reform Act of 2014, certain safeguards were implemented to inform participants about the financial health of pension plan. The Company received the zone status notice from the IAM plan. The notice mentions the plan is well funded at 89%; however, the IAM Plan's Board of Trustees voluntarily elected to place the plan in the Red Zone, which deems it to be in critical status for 2019 due to decline of the IAM Plan's credit balance and challenging investment environment. As such, all participating employers are required by regulation to begin contributing 5% Pension Protection Act ("PPA") contribution surcharges effective with hours worked on or after June 1, 2019. Absent adoption of the Rehabilitation Plan and schedules, the PPA contribution surcharges increase to 10% effective for the hours worked on or after January 1, 2020 and apply continuously until such adoption. The Company began contributing the surcharges during fiscal 2019.

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

Defined Contribution Plans

Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2019 and 2018 was $470 and $475, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2019 and 2018.

The Company sponsors a defined contribution plan for certain of its Maniago union employees. The plan is a severance entitlement payable plan to Italian employees based on local government laws, which qualifies as a defined contribution plan.

9. Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Plan, which was further amended and restated under the 2016 Plan. The aggregate number of shares that may be awarded by the Company was increased by 646 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from the date of grant.

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

With respect to such performance shares, compensation expense is accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for one tranche of awards as it has concluded it is probable it will meet the performance criteria for that award, while the Company is not currently recognizing compensation expense for two tranches of awards as it has concluded it is not probable it will meet the performance criteria for those awards. During each future reporting period, such expense is evaluated and may be subject to adjustment based upon the Company’s financial performance, which impacts the number of common shares that it expects to issue upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.

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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2019 there are approximately 165 shares that remain available for award under the 2016 Plan. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to a maximum of 200% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $511 and $608 for fiscal 2019 and 2018, respectively. As of September 30, 2019, there was $569 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.3 years.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following is a summary of activity related to performance and restricted shares:

	2019		2018
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	271	$7.20	194	$8.57
Restricted shares awarded	108	3.84	98	6.63
Restricted shares earned	(77)	7.74	(33)	8.05
Performance shares awarded	87	4.73	68	6.70
Performance shares earned	—	—	—	—
Awards forfeited	(58)	7.29	(56)	9.85
Outstanding at end of year	331	$5.33	271	$7.20

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  No specific amount of damages was claimed by Avco and no discovery has occurred at this time and Orange disagrees with the allegations made by Avco.  Previously, Orange was a defendant with respect to the same action in the United States District Court for the District of Rhode Island, which action was dismissed in connection with the movement of the matter to Pennsylvania State Court. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a loss, as the Company does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition, which is similar to the one previously settled in fiscal 2018. As mentioned previously, the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company recorded an estimated loss of $250 as of September 30, 2019.
The Company was a defendant in a different class action lawsuit filed in the Superior Court of California, County of Orange, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; and unfair competition related to fiscal 2017. The Company had previously recorded an estimate and settled the case in fiscal 2018. In fiscal 2018, an additional $11 was incurred and $391 was paid during the second quarter of fiscal 2018.

On December 26, 2018, the Orange location experienced a fire at its manufacturing facility, causing damage to one of three manufacturing buildings. The building that was damaged housed six of the eight presses on site. The Company is fully insured and actively working with its insurance carrier to restore the site to full service as safely and quickly as possible. As of September 30, 2019, the Company has recorded insurance proceeds of $11,986, of which $8,486 has been received. The fire also destroyed a leased building, which in accordance with its lease agreement, the Company is responsible to restore the property to full replacement value. With the Company being fully insured, the restoration of the property is covered and the insurance carrier has

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

separately funded a partial payment of insurance proceeds as of September 30, 2019 to the landlord for the restoration of the damaged building as prescribed under the lease arrangement in the amount of $2,878. The table below reflects the receipt of proceeds and how they were expended as of September 30, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. As noted within the table below, payments totaling $1,168 were made towards this coverage as of September 30, 2019 and is reflected within the cost of goods sold line within the consolidated financial statements as of September 30, 2019.

Balance sheet (Other receivables):

September 30, 2018	$—
Cash received	(8,486)
Capital expenditures (equipment)	8,355
Other expenses	2,463
Business interruption	1,168
September 30, 2019	$3,500
The following table reflects how the proceeds received impacted the consolidated statements of operations as of September 30, 2019.

	Years Ended September 30, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$105,448	$(3,631)	$101,817
Loss (gain) on disposal and impairment of assets	820	(8,355)	(7,535)
Net loss	(19,492)	(11,986)	(7,506)
Included within the gain on disposal and impairment of assets in the consolidated statements of operations is approximately $1,107 in impairment charges for the equipment damaged by the fire offset by insurance proceeds received. For the long-lived assets that were not damaged as a result of the fire, the Company performed a separate evaluation of these assets. In accordance with Topic 360, the fire resulted in a triggering event as of December 31, 2018, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 were recoverable and continue to be as of September 30, 2019.
The Company leases certain facilities, machinery and equipment, and office buildings under long-term leases. The leases generally provide renewal options and require the Company to pay for utilities, insurance, taxes and maintenance. The Company recorded rent expense of $2,391 and $2,522 in fiscal 2019 and 2018, respectively. Included in rent expense are lease payments related to the Company's Orange facility for which the lease payments commenced in December 2016 and expire in 2036.

At September 30, 2019, minimum rental commitments under non-cancelable leases are as follows:

Year ending September 30,	Finance Leases	Operating Leases
2020	$61	$2,172
2021	61	1,865
2022	21	1,583
2023	6	1,502
2024	—	1,498
Thereafter	—	16,711
Total minimum lease payments	$149	$25,331
Less: Amount representing interest	(11)
Present value of minimum lease payments	$138

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Amortization of the cost of equipment under capital leases is included in depreciation expense. At September 30, assets recorded under capital leases consist of the following:

	2019	2018
Machinery and equipment	$380	$638
Accumulated depreciation	(117)	(278)

11. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 72% and 69% of consolidated net sales in fiscal 2019 and 2018, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2019 and 2018. Net sales to unaffiliated customers located in various European countries accounted for 15% and 19% of consolidated net sales in fiscal 2019 and 2018, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 6% and 7% of consolidated net sales in fiscal 2019 and 2018, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiary located in Maniago, Italy. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2019 was $20,986 compared with $33,507 as of September 30, 2018.

	2019	2018
Long-Lived Assets
United States	$35,079	29,595
Europe	11,562	23,059
	$46,641	52,654

At September 30, 2019, approximately 195 of the hourly plant personnel are represented by two separate and active collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio	May 31, 2020
Maniago, Italy	December 31, 2019
The Company is a party to collective bargaining agreements ("CBA") with certain employees located in Cleveland, which has two bargaining units; the Company went into early negotiations and ratified its CBA with one such unit in November 2019 and is expected to enter negotiations with the second unit in the second quarter of fiscal 2020. The Maniago location is party to the National Collective Agreement in metal working. Negotiations have begun with Maniago; however, until an agreement is reached, Maniago will continue to apply existing terms of its current contract.

13. Subsequent events
The Company has evaluated subsequent events through the date the consolidated financial statements are issued. On November 26, 2019, the Company ratified a new collective bargaining agreement with one of its bargaining units. Included within the agreement, was a provision to withdraw from its existing multi-employer plan, the IAM plan. The withdrawal from the IAM plan is subject to a withdrawal liability. The current estimate of the withdrawal liability is approximately $745, subject to finalization. This will be payable in quarterly installments over the next 20 years.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2019 and 2018
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$520	39	—	33	(a)	$592
Inventory obsolescence reserve¹	3,556	517	(106)	(632)	(b)	$3,335
Inventory LIFO reserve¹	8,371	(75)	—	—		$8,296
Deferred tax valuation allowance	8,400	(1,817)	974			$7,557
Accrual for estimated liability
Workers’ compensation reserve	136	395	—	(350)	(c)	$181

Year Ended September 30, 2018
Deducted from asset accounts
Allowance for doubtful accounts	$330	$415	$(39)	$(186)	(a)	$520
Inventory obsolescence reserve	3,859	177	(30)	(127)	(b)	3,879
Inventory LIFO reserve	8,319	560	—	—		8,879
Deferred tax valuation allowance	9,597	(968)	(229)	—		8,400
Accrual for estimated liability
Workers’ compensation reserve	237	(132)	—	31	(c)	136

¹ Due to the adoption of Topic 606, there was impact to the opening balance for these accounts.

(a)	Accounts determined to be uncollectible, net of recoveries

(b)	Inventory sold or otherwise disposed

(c)	Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded as of September 30, 2019 that, due to the material weakness in our internal control over financial reporting, which is described below, our disclosure controls were not effective in ensuring that information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Notwithstanding the identified material weakness described below, our management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of September 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness:

•	Key controls around segregation of duties and periodic access reviews within IT general and application controls for the Cleveland operation were not designed nor operating effectively.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weakness:

•
Implement robust security and access reviews at a level of precision necessary to ensure they are timely and appropriate. The Company is making progress by utilizing external assistance. Using a risk-based approach, management will implement detective and monitoring business process controls to further mitigate IT risks over financial reporting.

With the oversight of senior management and the Company's Board of Directors, the Company continues to take steps and additional measures to remediate the underlying causes of the identified material weakness, including but not limited to (i) evaluating our information technology systems or invest in improvements to our technology sufficient to generate accurate, transparent, and timely financial information, and (ii) continue to strengthen organizational structure by holding individuals accountable for their internal control responsibilities.

Although we expect to make meaningful progress on our remediation plan during fiscal year 2020, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation

As of September 30, 2019, management has designed and implemented additional controls to remediate the previously reported material weaknesses in Item 9A on Form 10-K for the fiscal year ended September 30, 2018 and in Item 4 on Form 10-Q for the third quarter ended June 30, 2019.

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

Management, with the oversight of the Audit Committee, took the following steps as part of our remediation efforts:

•
Implemented a risk based and manual approach to remediate previously reported material weakness surrounding the lack of periodic user access review and segregation of duties of IT general controls at our facilities in Orange, California and Maniago, Italy.

•
Additional review controls related to certain accounting matters with manual calculations and financial statement disclosures were implemented to ensure they were precise in detecting material errors in a timely manner.

Given the remediation efforts noted above, testing of applicable controls completed during the fourth quarter and the determination that controls are designed and operating effectively, management has concluded that the material weaknesses set forth above have been remediated as of September 30, 2019.

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

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - To Elect Seven (7) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 16, 2019.

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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 16, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	331,568	N/A	165,187

(1)
Under the 2016 Plan, the aggregate number of common shares that are available to be granted is 646,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 9, Stock-Based Compensation, of the consolidated financial statements. These securities are issued upon meeting performance objectives.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 16, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 16, 2019.

Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 16, 2019.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2019 and 2018
Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2019 and 2018
Consolidated Balance Sheets—September 30, 2019 and 2018
Consolidated Statements of Cash Flows for the Years Ended September 30, 2019 and 2018
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2019 and 2018
Notes to Consolidated Financial Statements

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
*4.1	Description of securities.
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated December 31, 2016 and incorporated herein by reference
9.4	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company's Form 10-Q dated February 14, 2019, and incorporated herein by reference
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
10.3
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.4
Change in Control Agreement and Separation Agreement between the Company and Peter W. Knapper, effective June 29, 2019, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2019, and incorporated herein by reference

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
10.13
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.18
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 1, 2019, and incorporated herein by reference

10.19
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.20
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.21
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.22
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

10.23
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

10.24
Fourth Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated September 24, 2019

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
*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2019 filed with the SEC on December 16, 2019, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2019 and 2018, (iii) Consolidated Balance Sheets at September 30, 2019 and 2018, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2019 and 2018, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019 and 2018 and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 16, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 16, 2019 by the following persons on behalf of the Registrant in the capacities indicated.

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