Form 10-Q
period 2019-12-31
SIFCO INDUSTRIES INC
filed 2020-02-18
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2019 was 5,858,904.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2019	2018
Net sales	$26,207	$29,067
Cost of goods sold	22,883	26,330
Gross profit	3,324	2,737
Selling, general and administrative expenses	4,208	4,111
Amortization of intangible assets	409	414
Gain on disposal or impairment of operating assets	—	(282)
Operating loss	(1,293)	(1,506)
Interest income	—	(1)
Interest expense	251	292
Foreign currency exchange loss (gain), net	1	(1)
Other income, net	(108)	—
Loss before income tax benefit	(1,437)	(1,796)
Income tax benefit	(95)	(514)
Net loss	$(1,342)	$(1,282)

Net loss per share
Basic	$(0.24)	$(0.23)
Diluted	$(0.24)	$(0.23)

Weighted-average number of common shares (basic)	5,612	5,535
Weighted-average number of common shares (diluted)	5,612	5,535
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2019	2018
Net loss	$(1,342)	$(1,282)
Other comprehensive income (loss):
Foreign currency translation adjustment	192	(428)
Retirement plan liability adjustment	189	107
Comprehensive loss	$(961)	$(1,603)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2019	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$429	$341
Receivables, net of allowance for doubtful accounts of $350 and $521, respectively	20,610	23,159
Other receivables	170	3,500
Contract asset	10,501	10,349
Inventories, net	12,246	10,509
Refundable income taxes	131	141
Prepaid expenses and other current assets	1,556	1,459
Total current assets	45,643	49,458
Property, plant and equipment, net	41,449	39,610
Operating lease right-of-use assets, net	17,746	—
Intangible assets, net	2,948	3,320
Goodwill	3,493	3,493
Other assets	205	218
Total assets	$111,484	$96,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,795	$5,786
Revolver	16,630	15,542
Short-term operating lease liabilities	1,145	—
Accounts payable	17,280	19,799
Accrued liabilities	6,089	5,557
Total current liabilities	45,939	46,684
Long-term debt, net of current maturities	1,980	2,052
Long-term operating lease liabilities, net of short-term	16,634	—
Deferred income taxes	1,669	1,718
Pension liability	9,236	9,528
Other long-term liabilities	782	63
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,863 at December 31, 2019 and 5,777 at September 30, 2019	5,863	5,777
Additional paid-in capital	10,503	10,438
Retained earnings	31,806	33,148
Accumulated other comprehensive loss	(12,928)	(13,309)
Total shareholders’ equity	35,244	36,054
Total liabilities and shareholders’ equity	$111,484	$96,099
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,342)	$(1,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,856	1,930
Amortization and write-off of debt issuance cost	26	11
Gain on disposal of operating assets or impairment of operating assets	—	(282)
LIFO effect	22	(36)
Share transactions under company stock plan	150	236
Other long-term liabilities	(114)	(76)
Deferred income taxes	(95)	(25)
Changes in operating assets and liabilities:
Receivables	2,664	2,015
Contract assets	(152)	(122)
Inventories	(1,624)	(150)
Refundable taxes	10	(438)
Prepaid expenses and other current assets	(284)	249
Other assets	(351)	(7)
Accounts payable	(3,314)	(1,729)
Other accrued liabilities	1,592	76
Accrued income and other taxes	(9)	36
Net cash (used for) provided by operating activities	(965)	406
Cash flows from investing activities:
Insurance proceeds received	3,500	—
Proceeds from disposal of operating assets	—	317
Capital expenditures	(2,303)	(797)
Net cash (used for) provided by investing activities	1,197	(480)
Cash flows from financing activities:
Proceeds from long-term debt	—	133
Payments on long-term debt	(336)	(409)
Proceeds from revolving credit agreement	31,809	9,959
Repayments of revolving credit agreement	(30,714)	(10,230)
Payment of debt issue costs	—	(105)
Short-term debt borrowings	981	1,791
Short-term debt repayments	(1,891)	(1,392)
Net cash used for financing activities	(151)	(253)
Increase (Decrease) in cash and cash equivalents	81	(327)
Cash and cash equivalents at the beginning of the period	341	1,252
Effect of exchange rate changes on cash and cash equivalents	7	(4)
Cash and cash equivalents at the end of the period	$429	$921
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(181)	$(287)
Cash paid for income taxes, net	$(10)	$(21)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$689	$498
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2019
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2019	5,777	$5,777	$10,438	$33,148	$(13,309)	$36,054

Comprehensive loss	—	—	—	(1,342)	381	(961)
Performance and restricted share expense	—	—	155	—	—	155
Share transactions under equity based plans	86	86	(90)	—	—	(4)
Balance - December 31, 2019	5,863	$5,863	$10,503	$31,806	$(12,928)	$35,244

	Three Months Ended December 31, 2018
	Common
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2018	5,690	$5,690	$10,031	$37,098	$(8,629)	$44,190

Cumulative effect for the adoption of ASC 606	—	—	—	3,598	—	3,598
Comprehensive loss	—	—	—	(1,282)	(321)	(1,603)
Performance and restricted share expense	—	—	236	—	—	236
Share transactions under equity based plans	46	46	(46)	—	—	—
Balance - December 31, 2018	5,736	$5,736	$10,221	$39,414	$(8,950)	$46,421

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
The U.S. dollar is the functional currency for all of the Company’s U.S. operations and its non-operating subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2019 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2019 Annual Report on Form 10-K. Since the Annual Report, the Company has implemented Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements," (collectively with ASU 2016-02, "Topic 842") which was adopted by the Company on October 1, 2019 using the cumulative-effect adjustment transition method. Significant changes to the Company's accounting policies as a result of adopting Topic 842 are referenced below within section E. Recently Adopted Accounting Standards and in Note 4, Leases.
C. Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss for each reporting period, zero restricted shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	Three Months Ended December 31,
	2019	2018
Net loss	$(1,342)	$(1,282)

Weighted-average common shares outstanding (basic and diluted)	5,612	5,535

Net loss per share – basic and diluted:
Net loss per share	$(0.24)	$(0.23)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	194	186

D. Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure

(or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered smaller reporting companies ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company does not need to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.
In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of adoption of the rules on the Company's financial condition, results of operations and disclosure.
E. Recently Adopted Accounting Standards
The Company used the cumulative effect of changes made to the balance sheet as of October 1, 2019 for the adoption of Topic 842. Under the transition method selected by the Company, leases that are not short-term in nature existing at, or entered on October 1, 2019 were required to be recognized and measured. Prior period amounts were not adjusted and continue to be reflected with the Company's historical accounting. The adoption of Topic 842 resulted in the Company recording right of use ("ROU") assets and operating lease liabilities of approximately $18,059 to the consolidated condensed balance sheet as of October 1, 2019, with no related impact on the Company's consolidated condensed statement of comprehensive loss or consolidated condensed statement of cash flows.

2.	Inventories
Inventories consist of:

	December 31, 2019	September 30, 2019
Raw materials and supplies	$4,387	$4,512
Work-in-process	3,617	2,721
Finished goods	4,242	3,276
Total inventories	$12,246	$10,509
For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 33% and 27% of the Company’s inventories at December 31, 2019 and September 30, 2019, respectively, use the LIFO method to value its inventories. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,318 and $8,296 higher than reported at December 31, 2019 and September 30, 2019, respectively.

3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2019	September 30, 2019
Foreign currency translation adjustment	$(5,475)	$(5,667)
Retirement plan liability adjustment, net of tax	(7,453)	(7,642)
Total accumulated other comprehensive loss	$(12,928)	$(13,309)
4.    Leases
The adoption of Topic 842 requires lessees to recognize a ROU asset and a lease liability on the consolidated condensed balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, office equipment and forklifts. The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated condensed balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated condensed balance sheets.
The Company has remaining lease terms ranging from one to 17 years, some of these include options to renew the lease. The total lease term is determined by considering the initial lease term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control before the stated initial term of the agreement. If the Company determines there exists a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts. A portion of our real estate leases are generally subject to annual changes in the Consumer Price Index (CPI). The changes to the CPI are treated as variable lease payments.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classification.
The Company has made an accounting policy election to not separate non-lease components from lease components when allocating consideration for the buildings and machinery and equipment ROU asset classes. The election was made to reduce the administrative burden that would be imposed on the Company.
ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date and duration of the lease term in determining the present value of the future payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. A lease asset and lease liability are not recorded for leases with an initial term of 12 months or less and the lease expense related to these leases is recognized as incurred over the lease term.
The components of lease expense was as follows:

Three Months Ended December 31,
2019
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$14
Interest on lease liabilities	2
Operating lease expense:	537
Variable lease cost:	39
Total lease expense	592

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification to the consolidated condensed balance sheets	December 31, 2019
Assets:
Finance lease assets	Property, plant and equipment, net	$130
Operating lease assets	Operating lease right-of-use assets, net	17,746
Total lease assets		17,876

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	57
Operating lease liabilities	Short-term operating lease liabilities	1,145
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	65
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	16,634
Total lease liabilities		$17,901

Supplemental cash flow and other information related to leases were as follows:

December 31, 2019
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$537
Operating cash flows from finance leases	2
Financing cash flows from finance leases	14

December 31 2019
Weighted-average remaining lease term (years):
Finance leases	2.3
Operating leases	15.6
Weighted-average discount rate:
Finance leases	5.17%
Operating leases	5.93%

Future minimum lease under non-cancellable leases at December 31, 2019 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020	62	2,132
2021	53	1,754
2022	10	1,604
2023	3	1,564
2024	—	1,584
Thereafter	—	18,722
Total lease payments	$128	$27,360
Less: Interest	(6)	(9,581)
Present value of lease liabilities	$122	$17,779

As previously disclosed in the 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020	$61	$2,172
2021	61	1,865
2022	21	1,583
2023	6	1,502
2024	—	1,498
Thereafter	—	16,711
Total lease payments	$149	$25,331
Less: Interest	(6)
Present value of lease liabilities	$143

5.    Debt
Debt consists of:

	December 31, 2019	September 30, 2019
Revolving credit agreement	$16,630	$15,542
Foreign subsidiary borrowings	5,602	6,592
Finance lease obligations	122	138
Other, net of unamortized debt issuance costs ($24) and ($25), respectively	1,051	1,108
Total debt	23,405	23,380

Less – current maturities	(21,425)	(21,328)
Total long-term debt	$1,980	$2,052
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with its current lender. The Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability. The proceeds from the Credit Agreement were used to pay fees and expenses incurred in connection with the Credit Agreement and continue to be used for working capital purposes and general corporate purposes.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. See discussion below under the Fourth Amendment to the Credit Agreement and Security Agreement which revises the provision related to availability and FCCR.
On November 5, 2018, the Company entered into the First Amendment (the "First Amendment") to the Credit Agreement and Security Agreement with its lender. The First Amendment retroactively amended certain definitions and provisions effective as of the original closing date to clarify the parties' original understanding.
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
On September 20, 2019, the Company entered into a Fourth Amendment with its Lender. As previously stated, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of the revolving commitment to the 10% of the lessor of collateral or total revolving commitment, with a $2,000 floor through June 30, 2020. In determining the availability, the lender looks at the total collateral. If the total collateral is less than $20,000, then the $2,000 floor will apply; however, if the total collateral is greater than or equal to $20,000, but less than the $35,000 (revolving commitment); then 10% of the total collateral is used, but if the collateral exceeds $35,000, then 10% of the total commitment is used as lending will not exceed the $35,000 revolving commitment unless the accordion feature is enacted. This will reset back to previous requirements prior to the Fourth Amendment, commencing July 1, 2020. As of December 31, 2019 and September 30, 2019, the total collateral was $24,496 and $24,000, respectively and the revolving commitment was $35,000 for both periods. The measurement at 10% was $2,400 and $3,500, respectively. Total availability at December 31, 2019 and September 30, 2019 was $7,049 and $7,709, respectively, which exceed both the collateral and total commitment threshold. If availability had fallen short, the Company would be required to meet the FCCR covenant, which must not be less than 1.1 to 1.0. Because the availability was greater than the 10.0% of the revolving commitment as of December 31, 2019 and September 30, 2019, the FCCR calculation was not required.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.50% spread, which was 3.9% and 3.6% at December 31, 2019 and September 30, 2019, respectively and the Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 3.7% and 3.4% at December 31, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	December 31, 2019	September 30, 2019
Term loan	$2,101	$2,318
Short-term borrowings	2,794	3,744
Factor	707	530
Total debt	$5,602	$6,592

Less – current maturities	(4,553)	(5,501)
Total long-term debt	$1,049	$1,091

Receivables pledged as collateral	$629	$672

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.0%. In December 2018, the Company entered into a six month short-term debt arrangement of $1,137 to be used for working capital purposes, which was subsequently repaid in fiscal 2019. In September 2019, Maniago modified its repayment schedule for one tranche of its existing term debt by reducing its next two payments by approximately $96 and extending the loan for an additional six months in which the final payment will be made at that time (to be paid by October 2020). The Company continues to have discussions with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience challenges in meeting certain current loan obligations.  This foreign debt is collateralized by Maniago’s assets.  The Company has not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance its Maniago operations.

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

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $131 and $106 at December 31, 2019 and September 30, 2019, respectively.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2020 was 7%, compared with 29% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with the same period of fiscal 2019 and discrete tax benefits in the first quarter of fiscal 2019 applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2019	2018
Service cost	$85	$75
Interest cost	208	264
Expected return on plan assets	(376)	(393)
Amortization of net loss	188	107
Net periodic cost	$105	$53
During the three months ended December 31, 2019 and 2018, the Company made $188 and $22 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $332 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2020 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2020. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2020.

On November 26, 2019, the Company ratified a new collective bargaining agreement with one of its bargaining units. Included within the agreement was a provision to withdraw from its existing multi-employer plan resulting in the imposition of a withdrawal liability. The withdrawal liability of $739 was recorded within the cost of goods sold line of the consolidated condensed statement of operations and is included in other long-term liabilities and the current portion (next four quarterly installments) in accrued liabilities of the consolidated condensed balance sheets, payable in quarterly installments over the next 20 years.

8.	Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan"), which was further amended and restated under the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (the "2016 Plan"). The aggregate number of shares that may be awarded by the Company was increased to 646 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 200% (for awards granted in fiscal 2020 maximum is 150%) of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.
With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for two tranches of awards as it has concluded it is probable it will meet the performance criteria for that award, while the Company is not currently recognizing compensation expense for one tranche of awards as it had concluded that it is not probable it will meet the performance criteria for those awards. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to vest upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of the grant. The vesting of such shares is determined at the end of the performance period.
During the first three months of fiscal 2020, the Company granted 134 shares under the 2016 Plan to certain key employees. The award was split into two tranches, 47 performance shares and 87 shares of time-based restricted shares, with a grant date fair value of $2.50 per share. The award vests over three years.
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
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 31 shares that remain available for award at December 31, 2019. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% (decreased to 150% for awards starting in fiscal 2020) of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $155 and $236 during the first three months of fiscal 2020 and 2019, respectively. As of December 31, 2019, there was $750 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.7 years.
At the Annual Meeting of shareholders held on January 30, 2020, the shareholders of the Company approved the first amendment (the “Amendment”) to the 2016 Plan. The Amendment increased the number of shares available for award under the 2016 by 550 shares.

9.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2019	2018

Commercial revenue	$10,191	$12,067
Military revenue	16,016	17,000
Total	$26,207	$29,067

The following table represents revenue by the various components:

	Three Months Ended December 31,
Net Sales	2019	2018
Aerospace components for:
Fixed wing aircraft	$11,335	$13,304
Rotorcraft	6,848	5,130
Energy components for power generation units	2,658	3,732
Commercial product and other revenue	5,366	6,901
Total	$26,207	$29,067

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended December 31,
Net Sales	2019	2018
North America	23,776	25,721
Europe	2,431	3,346
Total	$26,207	$29,067

In addition to the disaggregating revenue information provided above, approximately 61% of total net sales as of December 31, 2019 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

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

The following table contains a roll forward of contract assets and contract liabilities for the period ended December 31, 2019:

Contract assets - Beginning balance, October 1, 2019	$10,349
Additional revenue recognized over-time	17,446
Less amounts billed to the customers	$(17,294)
Contract assets - Ending balance, December 31, 2019	$10,501

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2019	$(382)
Payments received in advance of performance obligations	—
Performance obligations satisfied	382
Contract liabilities (included within Accrued liabilities) - Ending balance, December 31, 2019	$—

There were no impairment losses recorded on contract assets as of December 31, 2019.

Remaining performance obligations
As of December 31, 2019, the Company has $119,513 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition, which is similar to the one previously settled in fiscal 2018. As mentioned previously, the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company recorded an estimated loss of $250 as of September 30, 2019 and an additional loss of $65 was recorded as of December 31, 2019.

Recovery on the insurance claim related to the fire on December 26, 2018 at to the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019 and was relocated to Orange at the end of December. Restoration is nearly complete for the structure of the manufacturing building and two additional presses damaged in the fire. The Company began running one of the restored presses at the end of December 2019, while the second is expected to be in use starting March 2020. During the first quarter of fiscal 2020, the Company received cash proceeds from insurance of $4,500. The table below reflects the receipt of proceeds and how they were expended as of December 31, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, which none were realized in the first quarter of fiscal 2020.

Balance sheet (Other receivables):

September 30, 2019	$3,500
Cash proceeds	(4,500)
Capital expenditures (equipment)	—
Other expenses	1,170
Business interruption	—
December 31, 2019	$170

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the three months December 31,2019.

	Three Months Ended December 31, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	24,053	(1,170)	22,883
Net loss	$(2,512)	$(1,170)	$(1,342)
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

Recovery on the insurance claim related to the fire on December 26, 2018 at to the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019 and was relocated to Orange at the end of December. Restoration is nearly complete for the structure of the manufacturing building and two additional presses damaged in the fire. The Company began running one of the restored presses at the end of December 2019, while the second is expected to be in use starting March 2020. During the first quarter of fiscal 2020, the Company received cash proceeds from insurance of $4.5 million. The table below reflects the receipt of proceeds and how they were expended as of December 31, 2019. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, which none were realized in the first quarter of fiscal 2020.

Balance sheet (Other receivables - dollars in millions):

September 30, 2019	$3.5
Cash proceeds	(4.5)
Other expenses	1.2
December 31, 2019	$0.2
For further detail of how the consolidated condensed statements of operations were impacted for the three months ended, refer to Note 10, Commitments and Contingencies.

Three Months Ended December 31, 2019 compared with Three Months Ended December 31, 2018

Net Sales
Net sales for the first three months of fiscal 2020 decreased 9.8% to $26.2 million, compared with $29.1 million in the comparable period of fiscal 2019. Net sales comparative information for the first three months of fiscal 2020 and 2019 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
Net Sales	2019	2018
Aerospace components for:
Fixed wing aircraft	$11.3	$13.3	$(2.0)
Rotorcraft	6.8	5.1	1.7
Energy components for power generation units	2.7	3.8	(1.1)
Commercial product and other revenue	5.4	6.9	(1.5)
Total	$26.2	$29.1	$(2.9)
Fixed wing aircraft sales decreased $2.0 million to $11.3 million in the first three months ended December 31, 2019 compared with $13.3 million in the comparable period of fiscal 2019. The decrease is primarily attributed to continued delays in production/delivery at the Orange location due to the fire along with reduced production of the Boeing 737 and production timing in the C-130J program. The increase of $1.7 million in rotorcraft sales in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, is primarily due to increased shipments related to the Black Hawk program. Commercial products and other revenue decreased $1.5 million in the first quarter of fiscal 2020 compared to the same period in fiscal 2019, primarily due to timing of shipments for the Hellfire II missile program. Net sales in energy components for power generation units decreased by $1.1 million compared with the same period last year due to the continued softening of the energy market.
Commercial net sales were 38.9% of total net sales and military net sales were 61.1% of total net sales in the first three months of fiscal 2020, compared with 41.5% and 58.5%, respectively, in the comparable period in fiscal 2019.  A shift in mix between commercial versus military sales between comparable periods is due to an increase in military programs, such as, the Black Hawk program, offset by the decline in energy sales and continued delays in production due to the ongoing recovery efforts at the Orange location resulting in reduced commercial sales. Military net sales decreased by $1.0 million to $16.0 million in the first three months of fiscal 2020, compared with $17.0 million in the comparable period of fiscal 2019, primarily due to the timing of shipments for the Hellfire II missile program.  Commercial net sales decreased $1.9 million to $10.2 million in the first three months of fiscal 2020, compared with $12.1 million in the comparable period of fiscal 2019 primarily due to the continued business interruption created by the fire at the Orange location, production timing on certain programs and the soft energy market.
Cost of Goods Sold
Cost of goods sold decreased by $3.4 million, or 13.1%, to $22.9 million, or 87.3% of net sales, during the first three months of fiscal 2020, compared with $26.3 million or 90.6% of net sales, in the comparable period of fiscal 2019. The decrease was due primarily to decreased volumes and product mix, partially offset by unabsorbed costs related to the Orange location due to the fire and the one-time pension withdrawal liability charge of $0.8 million incurred for exiting its multi-employer plan as further explained in Note 7, Retirement Benefit Plans.
Gross Profit
Gross profit increased $0.6 million to $3.3 million during the first three months of fiscal 2020, compared with $2.7 million in the comparable period of fiscal 2019. Gross margin percent of sales was 12.7% during the first three months of fiscal 2020, compared with 9.4% in the comparable period in fiscal 2019. The increase in gross profit was primarily due to product mix, along with $1.1 million of costs related to the fire that were partially offset by the insurance proceeds received.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.2 million, or 16.1% of net sales during the first three months of fiscal 2020, compared with $4.1 million, or 14.1% of net sales in the comparable period of fiscal 2019. The Company incurred higher legal and professional expenses along with salaries and benefits of $0.2 million, which was partially offset by lower commissions of $0.1 million.
Amortization of Intangibles
Amortization of intangibles was $0.4 million in the first three months of fiscal 2020 and fiscal 2019, respectively.
Other/General
The Company recorded an operating loss of $1.3 million in the first three months of fiscal 2020, compared to a loss of $1.5 million in the first three months of fiscal 2019.

In the first three months ended December 31, 2018, results included a $0.3 million gain on disposal of assets which relates to the sale of the Alliance building.

Interest expense was $0.3 million in the first three months of fiscal 2020 and fiscal 2019, respectively.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2020 and 2019:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2019	2018	2019	2018
Revolving credit agreement	3.6%	4.1%	$ 15.8 million	$ 22.8 million
Foreign term debt	2.4%	2.3%	$ 5.9 million	$ 7.5 million
Other debt	0.9%	—%	$ 1.0 million	$ 0.0 million
Other income, net, increased to $0.1 million in the first three months of fiscal 2020, compared with zero in the same period fiscal 2019.
Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2020 was 7%, compared with 29% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in the first three months of fiscal 2020 compared with the same period of fiscal 2019 and discrete tax benefits in the first quarter of fiscal 2019 applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $1.3 million during the first three months of fiscal 2020 and fiscal 2019, respectively.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2019	2018
Net loss	$(1,342)	$(1,282)
Adjustments:
Depreciation and amortization expense	1,856	1,930
Interest expense, net	251	291
Income tax (benefit)	(95)	(514)
EBITDA	670	425
Adjustments:
Foreign currency exchange loss (gain), net (1)	1	(1)
Other income, net (2)	(108)	—
Gain on disposal and impairment of assets (3)	—	(282)
Equity compensation (4)	155	236
LIFO impact (5)	22	(36)
Adjusted EBITDA	$740	$342

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, such as pension costs or grant income.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment of long-lived assets.

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
B. Liquidity and Capital Resources
Cash and cash equivalents was $0.4 million at December 31, 2019 compared with $0.3 million at September 30, 2019. At December 31, 2019, all of the $0.4 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $1.0 million of cash in the first three months of fiscal 2020, compared with providing cash of $0.4 million in the first three months of fiscal 2019. The cash used by operating activities in the first three months of fiscal 2020 was primarily due to an increase in working capital of $1.4 million and net loss of $1.3 million, partially offset by $1.8 million of non-cash items such as depreciation and amortization of $1.9 million, and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect. The use of cash from working capital was primarily due to increase in inventories and payments to suppliers, partially offset by decreased receivables resulting from collections.
The Company's operating activities provided $0.4 million of cash in the first three months of fiscal 2019. The cash provided by operating activities in the first three months of fiscal 2019 was primarily due to, depreciation and amortization of $1.9 million, a net use of working capital of $0.1 million, the net gain on sale of the Alliance building and other assets of $0.3 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a net loss of $1.3 million. The cash used for working capital was primarily due to decreased receivables due to collections offset by timing of payments to suppliers.

Investing Activities
Cash provided by investing activities was $1.2 million in the first three months of fiscal 2020, which includes $3.5 million of insurance proceeds received due to the Orange location fire, compared with cash used by investing activities of $0.5 million in the first three months of fiscal 2019. In addition to the $2.3 million expended for capital expenditures during the first three months of fiscal 2020, $3.5 million was committed for future capital expenditures as of December 31, 2019. The Company anticipates that the total fiscal 2020 capital expenditures will be within the range of $4.5 million to $6.5 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, the Company anticipates incurring additional costs in fiscal 2020 of approximately $5.0 million to $7.0 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by insurance proceeds, approximately $4.5 million of insurance proceeds have been received as of December 31, 2019. Of the proceeds received, $3.5 million have been used towards capital expenditures and the remaining $1.0 million received is offsetting operating costs.
Financing Activities
Cash used by financing activities was $0.2 million in the first three months of fiscal 2020, compared with cash used by financing activities of $0.3 million in the first three months of fiscal 2019.
The Company had made repayments of $0.3 million of long-term debt, which were from the Company's foreign term loan, compared with repayments of $0.4 million in the comparable period.
In August 2018 entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First, Second, Third and Fourth Amendment to the Credit Agreement.
The Company had net borrowings from the revolver under the Credit Agreement of $1.1 million in the first three months of fiscal 2020, compared with net repayments of $0.3 million in the first three months of fiscal 2019.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.75% spread, which was 3.9% at December 31, 2019 and the Export Credit Agreement as discussed in Note 5, Debt, has a rate based on LIBOR plus 1.25% spread, which was 3.7% at December 31, 2019. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at December 31, 2019 was $7.0 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10% of the Revolving Commitment as of December 31, 2019, the FCCR calculation was not required.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company is currently in negotiations with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience certain challenges in meeting certain obligations.  This foreign debt is collateralized by Maniago’s assets.  The U.S. operations of the Company have not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance Maniago operations.

C. Critical Accounting Policies and Estimates

The Company's disclosures of critical accounting policies in its Annual Report on Form 10-K for the year ended September 30, 2019 have not materially changed since that report was filed, except for the following:

Effective October 1, 2019, the Company adopted ASC 842 Leases ("Topic 842"). Prior to the adoption of Topic 842, operating leases were maintained as off balance sheet arrangements. Under the transition method selected by the Company, leases that are not short-term in nature existing at, or entered on October 1, 2019 were required to be recognized and measured. Prior period amounts were not adjusted and continue to be reflected with the Company's historical accounting.

The Company determines if a contract contains a lease when the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a right of use ("ROU") asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated condensed balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated condensed balance sheets.

The total lease term is determined by considering the initial lease term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control before the stated initial term of the agreement. If the Company determines there exists a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allowed the Company to carry forward the historical lease classification.

The Company has made an accounting policy election to not separate non-lease components from lease components when allocating consideration for the buildings and machinery and equipment ROU asset classes. The election was made to reduce the administrative burden that would be imposed on the Company.

ROU assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of the future payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term, while the expense for finance leases is recognized as depreciation expense and interest expense using the accelerated interest method of recognition. A lease asset and lease liability are not recorded for leases with an initial term of 12 months or less and the lease expense related to these leases is recognized as incurred over the lease term.

D. Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered smaller reporting companies ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company does not need to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.

In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently in the process of evaluating the impact of adoption of the rules on the Company's financial condition, results of operations and disclosure.
E. Recently Adopted Accounting Standards

For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2019 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's 2019 Annual Report on Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The following material weakness related to our control environment existed as of December 31, 2019.

•	Key controls around segregation of duties and periodic access reviews within IT general and application controls for the Cleveland operation were not designed or operating effectively.

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

Although we continue to make meaningful progress on our remediation plan during fiscal year 2020, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation
Beginning October 1, 2019, the Company implemented ASC 842, “Leases” ("Topic 842"). In connection with our adoption of Topic 842 the Company did implement changes to our internal controls relating to leases. These changes included the development of new policies, enhanced contract review requirements and other ongoing monitoring activities along with manual changes to accommodate presentation and disclosure requirements.  Except for the changes noted regarding the adoption of Topic 842, no other material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.13
Amended and Restated Relocation Agreement, dated February 15, 2018, by and between SIFCO Industries, Inc. and Peter Knapper, filed as Exhibit 10.1 to the Company's Form 8-K dated February 15, 2018, and incorporated herein by reference

10.18
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company's Form 8-K dated July 1, 2019 and incorporated herein by reference

10.19
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.20
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.21
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.22
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

10.23
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

10.24
Fourth Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated September 24, 2019

10.25
First Amendment to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) filed as Exhibit A of the Company’s Definitive Proxy Statement dated December 16, 2019, and incorporated herein by reference.

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 18, 2020, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2019 and 2018, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2019 and 2018, (iii) Consolidated Condensed Balance Sheets at December 31, 2019 and September 30, 2019, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2019 and 2018, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods December 31, 2019 and 2018, and (v) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 18, 2020	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 18, 2020	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)