Form 10-Q
period 2020-03-31
SIFCO INDUSTRIES INC
filed 2020-05-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2020 was 5,916,123.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net sales	$30,537	$27,392	$56,744	$56,458
Cost of goods sold	24,260	25,304	47,143	51,633
Gross profit	6,277	2,088	9,601	4,825
Selling, general and administrative expenses	3,321	3,784	7,529	7,894
Amortization of intangible assets	408	413	817	828
Loss (gain) on disposal or impairment of operating assets	41	—	41	(282)
Gain on insurance proceeds received	(1,000)	(1,164)	(1,000)	(1,164)
Operating income (loss)	3,507	(945)	2,214	(2,451)
Interest income	—	(1)	—	(2)
Interest expense	262	315	513	607
Foreign currency exchange gain (loss), net	(1)	(1)	—	(1)
Other loss (income), net	25	(34)	(84)	(35)
Income (loss) before income tax benefit	3,221	(1,224)	1,785	(3,020)
Income tax (benefit) expense	(39)	34	(134)	(480)
Net income (loss)	$3,260	$(1,258)	$1,919	$(2,540)

Net income (loss) per share
Basic	$0.57	$(0.23)	$0.34	$(0.46)
Diluted	$0.57	$(0.23)	$0.33	$(0.46)

Weighted-average number of common shares (basic)	5,679	5,561	5,645	5,548
Weighted-average number of common shares (diluted)	5,770	5,561	5,748	5,548
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$3,260	$(1,258)	$1,919	$(2,540)
Other comprehensive income (loss):
Foreign currency translation adjustment	(130)	(159)	63	(587)
Retirement plan liability adjustment	249	107	437	215
Comprehensive income (loss)	$3,379	$(1,310)	$2,419	$(2,912)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345	$341
Receivables, net of allowance for doubtful accounts of $371 and $521, respectively	21,691	23,159
Other receivables	—	3,500
Contract asset	12,520	10,349
Inventories, net	13,402	10,509
Refundable income taxes	131	141
Prepaid expenses and other current assets	1,846	1,459
Total current assets	49,935	49,458
Property, plant and equipment, net	41,487	39,610
Operating lease right-of-use assets, net	17,699	—
Intangible assets, net	2,517	3,320
Goodwill	3,493	3,493
Other assets	165	218
Total assets	$115,296	$96,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,860	$5,786
Revolver	17,191	15,542
Short-term operating lease liabilities	1,195	—
Accounts payable	16,681	19,799
Accrued liabilities	6,814	5,557
Total current liabilities	46,741	46,684
Long-term debt, net of current maturities	1,903	2,052
Long-term operating lease liabilities, net of short-term	16,576	—
Deferred income taxes	1,601	1,718
Pension liability	9,008	9,528
Other long-term liabilities	777	63
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,916 at March 31, 2020 and 5,777 at September 30, 2019	5,916	5,777
Additional paid-in capital	10,516	10,438
Retained earnings	35,067	33,148
Accumulated other comprehensive loss	(12,809)	(13,309)
Total shareholders’ equity	38,690	36,054
Total liabilities and shareholders’ equity	$115,296	$96,099
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,919	$(2,540)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,731	3,840
Amortization and write-off of debt issuance cost	52	45
Loss (gain) on disposal of operating assets or impairment of operating assets	41	(282)
Gain on insurance proceeds received	(1,000)	(1,164)
LIFO effect	(11)	(57)
Share transactions under company stock plan	216	426
Other long-term liabilities	(90)	(78)
Deferred income taxes	(135)	(143)
Changes in operating assets and liabilities:
Receivables	1,533	5,247
Contract assets	(2,171)	1,380
Inventories	(2,858)	1,291
Refundable taxes	10	(299)
Prepaid expenses and other current assets	(434)	60
Other assets	42	(174)
Accounts payable	(3,296)	(3,007)
Other accrued liabilities	2,051	425
Accrued income and other taxes	(14)	25
Net cash (used for) provided by operating activities	(414)	4,995
Cash flows from investing activities:
Insurance proceeds received	4,500	2,270
Proceeds from disposal of operating assets	—	317
Capital expenditures	(4,596)	(3,752)
Net cash used for investing activities	(96)	(1,165)
Cash flows from financing activities:
Proceeds from long-term debt	137	227
Payments on long-term debt	(568)	(701)
Proceeds from revolving credit agreement	59,372	25,469
Repayments of revolving credit agreement	(57,723)	(28,092)
Payment of debt issue costs	—	(105)
Short-term debt borrowings	1,542	3,335
Short-term debt repayments	(2,257)	(3,247)
Share retirement	—	(62)
Net cash provided by (used for) financing activities	503	(3,176)
Increase (decrease) in cash and cash equivalents	(7)	654
Cash and cash equivalents at the beginning of the period	341	1,252
Effect of exchange rate changes on cash and cash equivalents	11	(3)
Cash and cash equivalents at the end of the period	$345	$1,903
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(419)	$(551)
Cash paid for income taxes, net	$(34)	$(57)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$141	$498
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2019	5,777	$5,777	$10,438	$33,148	$(13,309)	$36,054

Comprehensive income	—	—	—	1,919	500	2,419
Performance and restricted share expense	—	—	225	—	—	225
Share transactions under equity based plans	139	139	(147)	—	—	(8)
Balance - March 31, 2020	5,916	$5,916	$10,516	$35,067	$(12,809)	$38,690

	Three Months Ended March 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2019	5,863	$5,863	$10,503	$31,807	$(12,928)	$35,245

Comprehensive income	—	—	—	3,260	119	3,379
Performance and restricted share expense	—	—	70	—	—	70
Share transactions under equity based plans	53	53	(57)	—	—	(4)
Balance - March 31, 2020	5,916	$5,916	$10,516	$35,067	$(12,809)	$38,690

	Six Months Ended March 31, 2019
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2018	5,690	$5,690	$10,031	$37,097	$(8,629)	$44,189

Cumulative effect for the adoption of ASC 606	—	—	—	3,598	—	3,598
Comprehensive loss	—	—	—	(2,540)	(372)	(2,912)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	446	—	—	446
Share transactions under equity based plans	104	104	(124)	—	—	(20)
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,114	$(9,001)	$45,239

	Three Months Ended March 31, 2019
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2018	5,736	$5,736	$10,221	$39,413	$(8,949)	$46,421

Comprehensive loss	—	—	—	(1,258)	(52)	(1,310)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	208	—	—	208
Share transactions under equity based plans	58	58	(76)	—	—	(18)
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,114	$(9,001)	$45,239

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
COVID-19
In March 2020, the novel strain of coronavirus ("COVID-19") was recognized as a pandemic by the World Health Organization, and the outbreak subsequently became increasingly widespread in the United States and other countries in which we operate.
The Company has taken proactive steps to ensure the safety of its employees and customers as well as to preserve the Company’s financial flexibility. The Company will continue to monitor the development of and responses to the COVID-19 pandemic and the impact of COVID-19 on its business and respond accordingly. The full impact of the COVID-19 outbreak on the Company continues to evolve subsequent to the quarter ended March 31, 2020 and as of the date these unaudited consolidated condensed financial statements are issued. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. As the pandemic continues to impact operations of businesses across the world, our ability to meet customer demands for products may be impaired or, similarly, our customers have experienced and may continue to experience adverse business consequences. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our facilities, to transportation of products, and/or vendors) could have a material adverse effect on our business, operations and financial performance. Given the evolution of the COVID-19 pandemic and the varied global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition or liquidity for fiscal year 2020.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2019 Annual Report on Form 10-K. Since the Annual Report, the Company has implemented Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements," (collectively with ASU 2016-02, "Topic 842"), which was adopted by the Company on October 1, 2019 using the cumulative-effect adjustment transition method. Significant changes to the Company's accounting policies as a result of adopting Topic 842 are referenced below within section E. Recently Adopted Accounting Standards and in Note 4, Leases.
C. Net Income/(Loss) per Share
The Company’s net income and loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net income in the current period, per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. In the prior period, due to the net loss for each reporting period, zero restricted shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net Income (loss)	$3,260	$(1,258)	$1,919	$(2,540)

Weighted-average common shares outstanding (basic and diluted)	5,679	5,561	5,645	5,548
Effect of dilutive securities:
Restricted shares	89	—	102	—
Performance shares	2	—	1	—
Weighted-average common shares outstanding (basic and diluted)	5,770	5,561	5,748	5,548

Net income (loss) per share – basic:	$0.57	$(0.23)	$0.34	$(0.46)

Net income (loss) per share – diluted:	$0.57	$(0.23)	$0.33	$(0.46)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	215	214	147	200

D. Impact of Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that are considered smaller reporting companies ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company does not need to implement ASU 2016-13 until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated condensed statements of operations and financial condition.
In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The Company continues to evaluate the effect adopting this ASU will have on the Company's results within the consolidated condensed statements of operations and financial condition.
E. Recently Adopted Accounting Standards
The Company adopted Topic 842 using the cumulative effect method as of October 1, 2019 for the adoption of Topic 842. Under the transition method selected by the Company, leases that are not short-term in nature existing at, or entered on October 1, 2019 were required to be recognized and measured. Prior period amounts were not adjusted and continue to be reflected with the Company's historical accounting. The adoption of Topic 842 resulted in the Company recording right-of-use ("ROU") assets and operating lease liabilities of approximately $18,059 to the consolidated condensed balance sheet as of October 1, 2019, with no related impact on the Company's consolidated condensed statement of comprehensive income (loss) or consolidated condensed statement of cash flows.

2.	Inventories
Inventories consist of:

	March 31, 2020	September 30, 2019
Raw materials and supplies	$4,873	$4,512
Work-in-process	4,974	2,721
Finished goods	3,555	3,276
Total inventories	$13,402	$10,509
For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 35% and 27% of the Company’s inventories at March 31, 2020 and September 30, 2019, respectively use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,285 and $8,296 higher than reported at March 31, 2020 and September 30, 2019, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2020	September 30, 2019
Foreign currency translation adjustment	$(5,604)	$(5,667)
Retirement plan liability adjustment, net of tax	(7,205)	(7,642)
Total accumulated other comprehensive loss	$(12,809)	$(13,309)
4.    Leases
The adoption of Topic 842 requires lessees to recognize a ROU asset and a lease liability on the consolidated condensed balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, office equipment and forklifts. The Company determines if a contract contains a lease based on whether the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated condensed balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated condensed balance sheets.
The Company has remaining lease terms ranging from one to 17 years, some of which include options to renew the lease. The total lease term is determined by considering the initial lease term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control before the stated initial term of the agreement. If the Company determines there exists a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts. A portion of our real estate leases are generally subject to annual changes in the Consumer Price Index ("CPI"). The changes to the CPI are treated as variable lease payments.
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
The components of lease expense were as follows:

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$14	27
Interest on lease liabilities	1	3
Operating lease expense:	543	1,079
Variable lease cost:	39	79
Total lease expense	$597	$1,188

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification to the consolidated condensed balance sheets	March 31, 2020
Assets:
Finance lease assets	Property, plant and equipment, net	$116
Operating lease assets	Operating lease right-of-use assets, net	17,699
Total lease assets		$17,815

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$57
Operating lease liabilities	Short-term operating lease liabilities	1,195
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	51
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	16,576
Total lease liabilities		$17,879

Supplemental cash flow and other information related to leases were as follows:

March 31, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,086
Operating cash flows from finance leases	3
Financing cash flows from finance leases	28

March 31 2020
Weighted-average remaining lease term (years):
Finance leases	2.1
Operating leases	15.3
Weighted-average discount rate:
Finance leases	5.1%
Operating leases	5.9%

Future minimum lease under non-cancellable leases at March 31, 2020 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020, (excluding the six months ended March 31, 2020)	31	1,086
2021	55	1,930
2022	21	1,681
2023	6	1,622
2024	—	1,638
Thereafter	—	19,170
Total lease payments	$113	$27,127
Less: Interest	(5)	(9,356)
Present value of lease liabilities	$108	$17,771

As previously disclosed in the 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020	$61	$2,172
2021	61	1,865
2022	21	1,583
2023	6	1,502
2024	—	1,498
Thereafter	—	16,711
Total lease payments	$149	$25,331
Less: Interest	(11)
Present value of lease liabilities	$138

5.    Debt
Debt consists of:

	March 31, 2020	September 30, 2019
Revolving credit agreement	$17,191	$15,542
Foreign subsidiary borrowings	5,481	6,592
Finance lease obligations	108	138
Other, net of unamortized debt issuance costs ($23) and ($25), respectively	1,174	1,108
Total debt	23,954	23,380

Less – current maturities	(22,051)	(21,328)
Total long-term debt	$1,903	$2,052
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with its current lender (the "Lender"). The Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability. The proceeds from the Credit Agreement were used to pay fees and expenses incurred in connection with the Credit Agreement and continue to be used for working capital purposes and general corporate purposes.

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
On September 20, 2019, the Company entered into a Fourth Amendment with its Lender. As previously stated, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of the revolving commitment to 10% of the lesser of collateral or total revolving commitment, with a $2,000 floor through June 30, 2020. In determining the availability, the Lender looks at the total collateral. If the total collateral is less than $20,000, then the $2,000 floor will apply; however, if the total collateral is greater than or equal to $20,000, but less than the $35,000 (revolving commitment); then 10% of the total collateral is used, but if the collateral exceeds $35,000, then 10% of the total commitment is used as lending will not exceed the $35,000 revolving commitment unless the accordion feature is enacted. This will reset back to previous requirements prior to the Fourth Amendment, commencing July 1, 2020. As of March 31, 2020 and September 30, 2019, the total collateral was $26,000 and $24,000, respectively and the revolving commitment was $35,000 for both periods. The measurement at 10% was $2,600 and $2,400, respectively. Total availability at March 31, 2020 and September 30, 2019 was $7,999 and $7,709, respectively, which exceed both the collateral and total commitment threshold. If availability had fallen short, the Company would be required to meet the FCCR covenant, which must not be less than 1.1 to 1.0. Because the availability was greater than the 10.0% of the revolving commitment as of March 31, 2020 and September 30, 2019, the FCCR calculation was not required.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the Lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 2.00% spread at March 31, 2020 and 1.75% spread at September 30, 2019, which was 3.6% both at March 31, 2020 and September 30, 2019, respectively and the Export Credit Agreement has a rate based on LIBOR plus 1.50% spread at March 31, 2020 and 1.25% spread at September 30, 2019, which was 3.1% and 3.4% at March 30, 2020 and September 30, 2019, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	March 31, 2020	September 30, 2019
Term loan	$1,848	$2,318
Short-term borrowings	2,967	3,744
Factor	666	530
Total debt	$5,481	$6,592

Less – current maturities	(4,618)	(5,501)
Total long-term debt	$863	$1,091

Receivables pledged as collateral	$918	$672

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

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $158 and $106 at March 31, 2020 and September 30, 2019, respectively.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2020 was (8)%, compared with 16% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with the same period of fiscal 2019 and discrete tax benefits through the second quarter of fiscal 2019 applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The

CARES Act did not materially affect the Company’s second quarter of fiscal 2020 income tax provision, deferred tax assets and liabilities, or related taxes payable. The Company continues to assess the future implications of these provisions within the CARES Act on its consolidated condensed financial statements but does not expect the impact to be material.
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
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Service cost	$85	$75	$170	$149
Interest cost	208	264	416	528
Expected return on plan assets	(363)	(393)	(727)	(787)
Amortization of net loss	188	107	376	215
Net periodic cost	$118	$53	$235	$105
During the six months ended March 31, 2020 and 2019, the Company made $244 and $48 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $173 of additional cash contributions to fund its defined benefit pension plans during the balance of fiscal 2020 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2020. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2020.
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
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Long-Term Incentive Plan ("2007 Plan"), which was further amended and restated under the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (the "2016 Plan"). At the Annual Meeting of shareholders held on January 30, 2020, the shareholders of the Company approved the first amendment (the “Amendment”) to the 2016 Plan. The Amendment increased the number of shares available for award under the 2016 Plan by 550 shares. The aggregate number of shares that may be awarded by the Company was increased to 1,196 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 200% (for awards granted in fiscal 2020, the maximum is 150%) of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives.
With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for two tranches of awards where it has concluded it is probable that the performance criteria for that award will be met, while the Company is not currently recognizing compensation expense for one tranche of awards where it had concluded that it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to vest upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of the grant. The vesting of such shares is determined at the end of the performance period.
During the first six months of fiscal 2020, the Company granted 134 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, 47 performance shares and 87 shares of time-based restricted shares, with a grant date fair value of $2.50 per share. The awards vest over three years.
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
During the first six months of fiscal 2020, the Company granted its non-employee directors 57 restricted shares under the 2016 Plan, with a grant date fair value of $4.39, which vests over one year. One award for 61 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 524 shares that remain available for award at March 31, 2020. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% (decreased to 150% for awards starting in fiscal 2020) of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $225 and $426 during the first six months of fiscal 2020 and 2019, respectively and $70 and $190 during the three months of fiscal 2020 and 2019, respectively. As of March 31, 2020, there was $732 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.6 years.

9.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Commercial revenue	$12,497	$14,435	$22,688	$26,500
Military revenue	18,040	12,957	34,056	29,958
Total	$30,537	$27,392	$56,744	$56,458

The following table represents revenue by the various components:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2020	2019	2020	2019
Aerospace components for:
Fixed wing aircraft	$14,065	$13,088	$25,400	$26,392
Rotorcraft	6,813	7,043	13,661	12,173
Energy components for power generation units	3,417	4,730	6,074	8,460
Commercial product and other revenue	6,242	2,531	11,609	9,433
Total	$30,537	$27,392	$56,744	$56,458

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2020	2019	2020	2019
North America	27,495	22,721	51,271	48,443
Europe	3,042	4,671	5,473	8,015
Total	$30,537	$27,392	$56,744	$56,458

In addition to the disaggregating revenue information provided above, approximately 63% of total net sales as of March 31, 2020 is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

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

The following table contains a roll forward of contract assets and contract liabilities for the period ended March 31, 2020:

Contract assets - Beginning balance, October 1, 2019	$10,349
Additional revenue recognized over-time	35,688
Less amounts billed to the customers	$(33,517)
Contract assets - Ending balance, March 31, 2020	$12,520

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2019	$(382)
Payments received in advance of performance obligations	—
Performance obligations satisfied	382
Contract liabilities (included within Accrued liabilities) - Ending balance, March 31, 2020	$—

There were no impairment losses recorded on contract assets as of March 31, 2020.

Remaining performance obligations
As of March 31, 2020, the Company has $106,987 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  No specific amount of damages was claimed by Avco and no discovery has occurred at this time and Orange disagrees with the allegations made by Avco.  Previously, Orange was a defendant with respect to the same action in the United States District Court for the District of Rhode Island, which action was dismissed in connection with the movement of the matter to Pennsylvania State Court. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a charge, as the Company does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and was scheduled for preliminary court approval in April 2020. This date is currently postponed and has not yet been re-scheduled due to COVID-19. The Company previously recorded adequate reserves to cover the settlement.

During the quarter, the Company received notice from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing certain hourly employees at the Company’s Cleveland facility. Also, during the quarter, the International Brotherhood of Boilermakers Union filed a petition to represent this same group of hourly employees. The Company is working with the National Labor Relations Board to schedule an election, the timing of which may be affected by COVID-19. The Company’s obligations will be more fully understood following the outcome of this election.

Recovery on the insurance claim related to the fire on December 26, 2018 at the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019, was relocated to Orange and was placed in service in March 2020. Restoration is nearly complete for the structure of the manufacturing building and two additional presses damaged in the fire. The Company began running one of the restored presses at the end of December 2019, while the second is now expected to be in use starting June 2020. Two of the six presses damaged in the fire remain to be restored. The Company anticipates having those restored in the fourth quarter of 2020.

During the first six months of fiscal 2020, the Company received cash proceeds from insurance of $6,787 and, separately, the insurance carrier provided $713 proceeds directly to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The table below reflects the receipt of proceeds and how they were expended as of March 31, 2020. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, which $915 was realized in the first six months of fiscal 2020.

Balance sheet (Other receivables):

September 30, 2019	$3,500
Cash proceeds	(6,787)
Capital expenditures (equipment)	1,000
Other expenses	1,372
Business interruption	915
March 31, 2020	$—

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the six months ended and three months ended March 31,2020.

	Six Months Ended March 31, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	49,430	(2,287)	47,143
Gain on insurance proceeds received	—	(1,000)	(1,000)
Net income (loss)	$(1,368)	$(3,287)	$1,919

	Three Months Ended March 30, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	25,377	(1,117)	24,260
Gain on insurance proceeds received	—	(1,000)	(1,000)
Net income (loss)	$1,143	$(2,117)	$3,260

11.	Subsequent Events
The CARES Act, enacted by the federal government on March 27, 2020, established a number of programs designed to assist U.S. companies respond to and recover from the impact of the COVID-19 pandemic.
In response to the economic uncertainty created by the COVID-19 pandemic, as described above in Note 1, Summary of Significant Accounting Policies, and taking into consideration the Company’s market capitalization, status as a smaller reporting company, and uncertainties and volatility in, and disruptions to, the capital markets, as well as the terms of the Company’s Credit Agreement, the Company applied for and received funds under the Paycheck Protection Program (or “PPP”) of the CARES Act. On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company is being made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025 and a two year term. The interest rate on the PPP Loan is 0.98%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and have been used and will be used for payroll, interest on mortgage obligations, rents on leases and utility payments.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for products in the Aerospace and Energy ("A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turbine engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) extraordinary or force majeure events affecting the business or operations of our business; and (12) the impact of the novel coronavirus ("COVID-19") pandemic and related impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition.

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

Fire Restoration
Recovery on the insurance claim related to the fire on December 26, 2018 at the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019, was relocated to Orange and was placed in service in March 2020. Restoration is nearly complete for the structure of the manufacturing building and two additional presses damaged in the fire. The Company began running one of the restored presses at the end of December 2019, while the second is now expected to be in use starting June 2020. During the first six months of fiscal 2020, the Company received cash proceeds from insurance of $6.8 million, of which $3.5 million was realized in fiscal 2019, $2.3 million was used to offset expense incurred as a result of the fire and business interruption and $1.0 million used for capital; and, separately, $0.7 million in proceeds from the insurance carrier went directly to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The table below reflects the receipt of proceeds and how they were expended as of March 31, 2020. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, which $0.9 million was realized in the first six months of fiscal 2020.

Balance sheet (Other receivables - dollars in millions):

September 30, 2019	$3.5
Cash proceeds	(6.8)
Capital expenditures	1.0
Other expenses	1.4
Business interruption	0.9
March 31, 2020	$—

For further detail of how the consolidated condensed statements of operations were impacted for the six and three months ended, refer to Note 10, Commitments and Contingencies.

COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak became widespread in the United States and other countries in which we operate. The Company has taken proactive steps to ensure the safety of its employees and customers and to preserve the Company’s financial flexibility. We have enacted operating protocols to ensure the safety of our employees and adopted precautions in compliance with various regulatory orders and recommendations imposed in the jurisdictions in which we operate. We may decide to take further actions that we determine to be in the best interest of our employees and customers, or are required by federal, state or local authorities.

The A&E industry in which we operate has been impacted by the COVID-19 pandemic and the impact of this pandemic on this industry as well as the global economy continues to evolve. The extent of the pandemic’s effect on Company’s financial condition, liquidity and future results of operations, as well as the A&E industry generally, depends on future developments, which cannot be predicted at this time. These future developments include, without limitation, the scope and severity of the pandemic, mitigation actions taken in response to the pandemic, the length of time involved in resuming economic activity, and the impact on government programs and budgets. Reduced demand for products or impaired ability to meet customer demand as a result of the pandemic or future developments could have a material adverse effect on our business, operations and financial performance. Given the evolution of the COVID-19 pandemic and the varied global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition or liquidity for fiscal year 2020.

Backlog of Orders
SIFCO’s total backlog at March 31, 2020 was $107.0 million, compared with $94.1 million as of March 31, 2019 and $117.6 million as of September 30, 2019. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets are impacted by the general economy, newly acquired part numbers won and continued sales recovery from the fire at Orange and may be potentially affected by the COVID-19 pandemic, which has created increased pressure in these markets. If the COVID-19 pandemic continues to have a material impact on the A&E markets, including our more significant customers, it could materially affect our business and results of operations. Backlog may decline as customers adjust orders in response to the ongoing COVID-19 pandemic and its impact on their operations. Backlog information may not be indicative of future sales.
Six Months Ended March 31, 2020 compared with Six Months Ended March 31, 2019

Net Sales
Net sales for the first six months of fiscal 2020 increased to $56.7 million, compared with $56.5 million in the comparable period of fiscal 2019. Net sales comparative information for the first six months of fiscal 2020 and 2019 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$25.4	$26.4	$(1.0)
Rotorcraft	13.6	12.2	1.4
Energy components for power generation units	6.1	8.5	(2.4)
Commercial product and other revenue	11.6	9.4	2.2
Total	$56.7	$56.5	$0.2
Fixed wing aircraft sales decreased $1.0 million to $25.4 million in the first six months ended March 31, 2020 compared with $26.4 million in the comparable period of fiscal 2019. The decrease is primarily attributed to continued delays in production delivery from the Orange location due to the fire along with reduced production of the Boeing 737 and production timing in the C-130J program. The increase of $1.4 million in rotorcraft sales in the first six months of fiscal 2020 compared to the same period in fiscal 2019 is primarily due to increased shipments related to the Black Hawk program. Commercial products and other revenue increased $2.2 million in the first six months of fiscal 2020 compared to the same period in fiscal 2019, primarily due to timing of shipments for the Hellfire II missile program. Net sales in energy components for power generation units decreased by $2.4 million compared with the same period last year due to the continued softening of the energy market and some impact due to the global outbreak of COVID-19. In response to the outbreak of COVID-19, the Italian government restricted the operations of businesses within Italy, including the Company’s operations in Maniago, Italy ("Maniago"). The Company received an exemption from these government restrictions based on the nature of its operations, but temporarily reduced its operations in Maniago and also undertook a temporary shutdown from March 17 through March 22 to perform a deep cleaning of the facility for employee safety due to the COVID-19 outbreak. The Company re-opened the facility on March 23 and resumed limited production. The temporary cessation of operations in Maniago resulted in a delay in product shipments to customers, which impacted the quarter by approximately $0.6 million.
Commercial net sales were 40.0% of total net sales and military net sales were 60.0% of total net sales in the first six months of fiscal 2020, compared with 46.9% and 53.1%, respectively, in the comparable period in fiscal 2019.  A shift in mix between commercial versus military sales between comparable periods is due to an increase in military programs, such as the Black Hawk program, offset by the decline in energy sales and continued delays in production due to the ongoing recovery efforts at the Orange location resulting in reduced commercial sales. Military net sales increased by $4.0 million to $34.0 million in the first six months of fiscal 2020, compared with $30.0 million in the comparable period of fiscal 2019, primarily due to the timing of shipments for the Hellfire II missile program.  Commercial net sales decreased $3.8 million to $22.7 million in the first six months of fiscal 2020, compared with $26.5 million in the comparable period of fiscal 2019 primarily due to the continued business interruption created by the fire at the Orange location, production timing on certain programs and the soft energy market.

Cost of Goods Sold
Cost of goods sold decreased by $4.5 million, or 8.7%, to $47.1 million, or 83.1% of net sales, during the first six months of fiscal 2020, compared with $51.6 million or 91.5% of net sales, in the comparable period of fiscal 2019. The decrease was due primarily to improved productivity and the receipt of $2.3 million in insurance proceeds related to business interruption and expense incurred related to the fire, partially offset by $1.7 million of unabsorbed costs related to the Orange location due to the fire and the one-time pension withdrawal liability charge of $0.8 million incurred for exiting its multi-employer plan as further explained in Note 7, Retirement Benefit Plans.
Gross Profit
Gross profit increased $4.8 million to $9.6 million during the first six months of fiscal 2020, compared with $4.8 million in the comparable period of fiscal 2019. Gross margin percent of sales was 16.9% during the first six months of fiscal 2020, compared with 8.6% in the comparable period in fiscal 2019. The increase in gross profit was primarily due to improved productivity and the inclusion of insurance proceeds related to business interruption and extra expense coverage.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.5 million, or 13.3% of net sales during the first six months of fiscal 2020, compared with $7.9 million, or 14.0% of net sales in the comparable period of fiscal 2019. The decrease is due to lower equity compensation of $0.2 million, lower salaries and benefits of $0.2 million and lower legal and professional costs of $0.1 million, partially offset by higher incentive compensation accrual of $0.2 million.
Amortization of Intangibles
Amortization of intangibles was $0.8 million in the first six months of fiscal 2020 and fiscal 2019, respectively.
Other/General
The Company recorded operating income of $1.8 million in the first six months of fiscal 2020, compared with an operating loss of $3.0 million in the first six months of fiscal 2019.

In the first six months ended March 31, 2020, results included $1.0 million gain on insurance proceeds, compared to a gain of $1.4 million in the comparable period which included a $1.1 million gain on insurance proceeds and $0.3 million gain on disposal of assets which relates to the sale of the Alliance building.

Interest expense was $0.5 million in the first six months of fiscal 2020, compared to $0.6 million in the first six months of fiscal 2019.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2020 and 2019:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2020	2019	2020	2019
Revolving credit agreement	3.8%	4.1%	$ 15.9 million	$ 20.7 million
Foreign term debt	4.0%	2.6%	$ 5.7 million	$ 7.5 million
Other debt	0.9%	—%	$ 1.0 million	$ 0.0 million
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2020 was (8%), compared with 16% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with the same period of fiscal 2019 and discrete tax benefits through the second quarter of fiscal 2019 applied against a year-to-date loss. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $1.9 million during the first six months of fiscal 2020, compared with a net loss of $2.5 million in fiscal 2019, respectively. The increase in income is primarily due to higher gross profit, attributed to improved productivity and insurance proceeds received in the first six months of fiscal 2020.

Three Months Ended March 31, 2020 compared with Three Months Ended March 31, 2019

Net Sales
Net sales for the second quarter of fiscal 2020 increased 11.5% to $30.5 million, compared with $27.4 million in the comparable period of fiscal 2019. Net sales comparative information for the second quarter of fiscal 2020 and 2019 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$14.1	$13.1	$1.0
Rotorcraft	6.8	7.1	(0.3)
Energy components for power generation units	3.4	4.7	(1.3)
Commercial product and other revenue	6.2	2.5	3.7
Total	$30.5	$27.4	$3.1
Total net sales for the Company increased $3.1 million in the second quarter of fiscal 2020 compared with the same period of fiscal 2019. The majority of the increase was attributed to a $3.7 million increase in commercial product and other revenue primarily due to timing of shipments for the Hellfire II missile program. Net sales in energy components for power generation units decreased by $1.3 million compared with the same period last year due to the continued softening of the energy market and as previously discussed within the six months management and analysis, due to the global outbreak of COVID-19 impacted the quarter by approximately $0.6 million due to the inability to ship to its customers late in the quarter.
Commercial net sales were 40.9% of total net sales and military net sales were 59.1% of total net sales in the second quarter of fiscal 2020, compared with 52.7% and 47.3%, respectively, in the comparable period of fiscal 2019. Military net sales increased by $5.0 million to $18.0 million in the second quarter of fiscal 2020, compared with $13.0 million in the comparable period of fiscal 2019.  Commercial net sales decreased $1.9 million to $12.5 million in the second quarter of fiscal 2020, compared with $14.4 million in the comparable period of fiscal 2019 primarily due to delays in deliveries from the Orange location as a result of damage from the fire and lower sales due to the soft energy market.
Cost of Goods Sold
Cost of goods sold was $24.3 million, or 79.4% of net sales, during the second quarter of fiscal 2020, compared with $25.3 million or 92.4% of net sales, in the comparable period of fiscal 2019, primarily driven by improved productivity and receipt of insurance proceeds of $2.3 million related to business interruption and extra expense coverage.
Gross Profit
Gross profit increased $4.2 million to $6.3 million during the second quarter of fiscal 2020, compared with $2.1 million in the comparable period of fiscal 2019. Gross margin was 20.6% during the second quarter of fiscal 2020, compared with 7.6% in the comparable period in fiscal 2019. The increase in gross margin was primarily due to higher sales volume, improved productivity and receipt of insurance proceeds related to business interruption/extra expense from the Orange fire.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.3 million, or 10.9% of net sales, during the second quarter of fiscal 2020, compared with $3.8 million, or 13.9% of net sales, in the comparable period of fiscal 2019. The slight decrease in expenses was attributed to the unwind of certain stock compensation awards due to the Company falling short of targeted achievement percentages and decrease in legal and professional costs of $0.2 million.
Amortization of Intangibles
Amortization of intangibles was $0.4 million for both the second quarter of fiscal 2020 and fiscal 2019, respectively.
Other/General
The Company recorded an operating income of $3.5 million in the second quarter of fiscal 2020, compared to an operating loss of $0.9 million in the second quarter of fiscal 2019.
Current period results include a $1.0 million gain in insurance proceeds compared to $1.2 million in the second quarter of fiscal 2019 related to insurance recovery from the damage that occurred related to the fire at the Orange location.
Interest expense was $0.3 million in the second quarter of fiscal 2020 and fiscal 2019.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the second quarter of both fiscal 2020 and 2019:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2020	2019	2020	2019
Revolving credit agreement	3.7%	4.2%	$ 16.1 million	$ 19.8 million
Foreign term debt	4.3%	3.0%	$ 5.5 million	$ 7.5 million
Other debt	0.9%	—%	$ 0.9 million	$ 0.0 million
Income Taxes
The Company's effective tax rate in the second quarter of fiscal 2020 was (1%), compared with (3%) for the same period of fiscal 2019. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended March 31, 2020 compared to the same period of fiscal 2019 and discrete tax benefits recorded in fiscal 2019 which were non-recurring in fiscal 2020. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $3.3 million during the second quarter of fiscal 2020, compared with net loss of $1.3 million in the comparable period of fiscal 2019. Net income increased primarily due to higher sales and increased gross profit along with the gain on property recovered by insurance of $1.0 million and $1.1 million of business interruption as the Company continues to work through the rebuilding of the Orange location.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$3,260	$(1,258)	$1,919	$(2,540)
Adjustments:
Depreciation and amortization expense	1,875	1,910	3,731	3,840
Interest expense, net	262	314	513	605
Income tax (benefit)	(39)	34	(134)	(480)
EBITDA	5,358	1,000	6,029	1,425
Adjustments:
Foreign currency exchange gain, net (1)	(1)	(1)	—	(1)
Other income, net (2)	25	(34)	(84)	(35)
(Loss) gain on disposal and impairment of assets (3)	41	—	41	(282)
Gain on insurance proceeds received (4)	(1,000)	(1,164)	(1,000)	(1,164)
Equity compensation (5)	70	190	225	426
LIFO impact (6)	(33)	(19)	(11)	(57)
Adjusted EBITDA	$4,460	$(28)	$5,200	$312

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, such as pension costs or grant income.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment of long-lived assets.

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
B. Liquidity and Capital Resources
Cash and cash equivalents were both $0.3 million at March 31, 2020 and September 30, 2019. At March 31, 2020, all of the $0.3 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Historically, the main sources of liquidity have been cash flows from operations and borrowings under our Credit Agreement. However, the impact of the COVID-19 pandemic (and the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak) is highly uncertain, with disruptions to the business of our customers and suppliers, which in turn is likely to impact our business, operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by extending payment terms to customers and/or a decrease in demand for our products as a result of the COVID-19 pandemic. Accordingly, during the quarter ended March 31, 2020 (and subsequent to the quarter end), management evaluated the Company’s liquidity and capital resources and took a number of steps to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic by deferring wage increases to non-union employees, increased oversight of all capital expenditure approval, working with vendors to reduce costs and subsequent to quarter-end, obtained a Paycheck Protection Program Loan as referenced in Note 11, Subsequent Events and for the reasons described below. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company and management will continue to assess liquidity needs.
Operating Activities
The Company’s operating activities used $0.4 million of cash in the first six months of fiscal 2020, compared with providing cash of $5.0 million in the first six months of fiscal 2019. The cash used by operating activities in the first six months of fiscal 2020 was primarily due to the use in working capital of $5.1 million (increase in inventory of $2.9 million, $2.2 million in contract assets, net accruals of $1.2 million offset by $1.5 million decrease in receivables) partially offset by net income of $1.9 million and by $2.8 million of non-cash items such as depreciation and amortization of $3.8 million, offset by $1.0 million of other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect. The use of cash from working capital was primarily due to increase in inventories to support orders in the second half of fiscal 2020 and payments to suppliers and disbursements related to the fire recovery, partially offset by decreased receivables resulting from improved collections.
The Company's operating activities provided $4.9 million of cash in the first six months of fiscal 2019. The cash provided by operating activities in the first six months of fiscal 2019 was primarily due to non-cash items of $2.6 million, such as depreciation and amortization of $3.8 million offset by a gain on insurance proceeds received for the damaged property of $1.2 million, a net gain on sale of the Alliance building and other assets of $0.3 million and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, and a net source of working capital of $4.9 million, partially offset by a net loss of $2.5 million. The cash used for working capital was primarily due to decreased receivables due to collections, partially offset by timing of payments to suppliers.

Investing Activities
Cash used by investing activities was $0.1 million in the first six months of fiscal 2020, which includes $4.5 million of insurance proceeds received due to the Orange location fire, compared with cash used by investing activities of $1.2 million in the first six months of fiscal 2019. In addition to the $4.6 million expended for capital expenditures during the first six months of fiscal 2020, $3.9 million was committed for future capital expenditures as of March 31, 2020. The Company anticipates that the total fiscal 2020 capital expenditures will be within the range of $4.5 million to $6.5 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, the Company anticipates incurring additional costs in fiscal 2020 of approximately $5.0 million to $7.0 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by insurance proceeds, approximately of which $6.8 million of insurance proceeds have been received as of March 31, 2020. Of the proceeds received, $4.5 million have been used towards capital expenditures and the remaining $2.3 million received is offsetting operating costs.
Financing Activities
Cash provided by financing activities was $0.5 million in the first six months of fiscal 2020, compared with cash used by financing activities of $3.2 million in the first six months of fiscal 2019.
The Company had made repayments of $0.6 million of long-term debt, which $0.5 million were from the Company's foreign term loan, compared with repayments of $0.7 million in the comparable period.
In August 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First, Second, Third and Fourth Amendment to the Credit Agreement.
The Company had net borrowings from the revolver under the Credit Agreement of $1.6 million in the first six months of fiscal 2020, compared with net repayments of $2.6 million in the first six months of fiscal 2019.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 2.00% spread, which was 3.6% at March 31, 2020 and the Export Credit Agreement as discussed in Note 5, Debt, has a rate based on LIBOR plus 1.50% spread, which was 3.1% at March 31, 2020. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
As the Company’s Credit Agreement is asset-based, sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation on the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at March 31, 2020 was $8.0 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10% of the Revolving Commitment as of March 31, 2020, the FCCR calculation was not required.

Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations, (ii) funds available under the Credit Agreement for its domestic locations and (iii) subsequent to quarter end, funds received pursuant to the Paycheck Protection Program Loan. The Company continues to seek alternatives with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience certain challenges in meeting certain obligations.  This foreign debt is collateralized by Maniago’s assets.  The U.S. operations of the Company have not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance Maniago operations.
Additionally, the tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.
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
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's 2019 Annual Report on Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The following material weakness related to our control environment existed as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting and other Remediation
No material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Items 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.
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

Item 1A. Risk Factors
The Company is subject to various risks and uncertainties, including, without limitation, (1) the impact on business conditions in general, and on the demand for products in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turbine engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; and (11) extraordinary or force majeure events affecting the business or operations of our business, any of which could have a material effect on us. Investors should consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described herein occurs, our business, financial condition or results of operations could be negatively affected. Additional risks and uncertainties, including risks not currently known or that are currently deemed immaterial may also adversely affect our business financial conditions or results of operations.
Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak subsequently became increasingly widespread in the United States and other countries in which we operate. While we are actively monitoring the pandemic and taking steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective. Uncertain factors relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the disease, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.
The pandemic is affecting and is expected to continue to affect certain elements of our operations and business. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations at our facilities in Maniago, Italy. However, these operational interruptions are not expected to have a material impact on our consolidated results of operations.
We have begun to experience and expect to continue to experience unpredictable changes in demand from the markets we serve. The A&D industries have been negatively impacted by the COVID-19 pandemic as a result of various restrictions on air travel and concern regarding air travel during a pandemic. These factors have caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time. Further, an overall reduction in business activity as a result of the disruption has led to a continued softening of the energy market. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operations, costs, customer orders, and collections of accounts receivable, which may be material. While we are unable to predict the magnitude of the impact of these factors at this time, the loss of, or significant reduction in, purchases by our large customers could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, the pandemic could lead to an extended disruption of economic activity whereby the impact on our consolidated results of operations, financial position and cash flows could be material. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, we may not be able to prevent the spread of the virus among our employees, face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management's attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.
The impact of the COVID-19 pandemic may also exacerbate other risks and uncertainties the Company faces or may face. The impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.
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

10.26
Promissory Note, dated April 10, 2020, by and between SIFCO Industries, Inc. and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated April 13, 2020

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 12, 2020, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2020 and 2019, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2020 and 2019, (iii) Consolidated Condensed Balance Sheets at March 31, 2020 and September 30, 2019, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2020 and 2019, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2020 and 2019, and (v) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 12, 2020	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)