Form 10-Q
period 2020-06-30
SIFCO INDUSTRIES INC
filed 2020-08-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2020 was 5,916,123.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net sales	$27,777	$24,873	$84,521	$81,331
Cost of goods sold	23,628	23,486	70,771	75,119
Gross profit	4,149	1,387	13,750	6,212
Selling, general and administrative expenses	2,864	3,481	10,393	11,375
Goodwill impairment	—	8,294	—	8,294
Amortization of intangible assets	408	411	1,224	1,239
Loss (gain) on disposal or impairment of operating assets	55	—	98	(282)
Gain on insurance proceeds received	(1,683)	(3,304)	(2,683)	(4,468)
Operating income (loss)	2,505	(7,495)	4,718	(9,946)
Interest income	—	(1)	—	(3)
Interest expense	183	230	697	838
Foreign currency exchange gain (loss), net	12	(3)	12	(4)
Other loss (income), net	27	(15)	(58)	(50)
Income (loss) before income tax (benefit) expense	2,283	(7,706)	4,067	(10,727)
Income tax (benefit) expense	33	(336)	(101)	(816)
Net income (loss)	$2,250	$(7,370)	$4,168	$(9,911)

Net income (loss) per share
Basic	$0.40	$(1.32)	$0.74	$(1.78)
Diluted	$0.39	$(1.32)	$0.72	$(1.78)

Weighted-average number of common shares (basic)	5,676	5,571	5,656	5,556
Weighted-average number of common shares (diluted)	5,807	5,571	5,768	5,556
See notes to unaudited consolidated condensed financial statements.

-SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$2,250	$(7,370)	$4,168	$(9,911)
Other comprehensive income (loss):
Foreign currency translation adjustment	113	146	175	(441)
Retirement plan liability adjustment	188	108	626	322
Comprehensive income (loss)	$2,551	$(7,116)	$4,969	$(10,030)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2020	September 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289	$341
Receivables, net of allowance for doubtful accounts of $229 and $592, respectively	18,961	23,159
Other receivables	—	3,500
Contract asset	13,134	10,349
Inventories, net	15,288	10,509
Refundable income taxes	131	141
Prepaid expenses and other current assets	1,518	1,459
Total current assets	49,321	49,458
Property, plant and equipment, net	42,929	39,610
Operating lease right-of-use assets, net	17,363	—
Intangible assets, net	2,128	3,320
Goodwill	3,493	3,493
Other assets	115	218
Total assets	$115,349	$96,099
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,682	$5,786
Revolver	11,302	15,542
Short-term operating lease liabilities	1,111	—
Accounts payable	15,781	19,799
Accrued liabilities	7,222	5,557
Total current liabilities	42,098	46,684
Long-term debt, net of current maturities	4,490	2,052
Long-term operating lease liabilities, net of short-term	16,383	—
Deferred income taxes	1,650	1,718
Pension liability	8,627	9,528
Other long-term liabilities	778	63
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,916 at June 30, 2020 and 5,777 at September 30, 2019	5,916	5,777
Additional paid-in capital	10,599	10,438
Retained earnings	37,316	33,148
Accumulated other comprehensive loss	(12,508)	(13,309)
Total shareholders’ equity	41,323	36,054
Total liabilities and shareholders’ equity	$115,349	$96,099
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$4,168	$(9,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,576	5,735
Amortization of debt issuance cost	79	72
Loss (gain) on disposal of operating assets or impairment of operating assets	98	(282)
Gain on insurance proceeds received	(2,683)	(4,468)
Goodwill impairment	—	8,294
LIFO effect	(16)	98
Share transactions under company stock plan	253	367
Other long-term liabilities	(291)	(80)
Deferred income taxes	(116)	(251)
Changes in operating assets and liabilities:
Receivables	4,347	7,602
Contract assets	(2,785)	1,230
Inventories	(4,623)	(411)
Refundable income taxes	10	(533)
Prepaid expenses and other current assets	(125)	400
Other assets	142	1
Accounts payable	(4,175)	235
Other accrued liabilities	2,465	1,295
Accrued income and other taxes	(30)	(21)
Net cash provided by operating activities	2,294	9,372
Cash flows from investing activities:
Insurance proceeds received	6,183	5,574
Proceeds from disposal of operating assets	—	317
Capital expenditures	(7,441)	(7,036)
Net cash used for investing activities	(1,258)	(1,145)
Cash flows from financing activities:
Proceeds from long-term debt	5,161	2,748
Payments on long-term debt	(839)	(1,127)
Proceeds from revolving credit agreement	85,082	50,818
Repayments of revolving credit agreement	(89,323)	(59,383)
Payment of debt issue costs	—	(132)
Short-term debt borrowings	2,139	3,447
Short-term debt repayments	(3,319)	(5,093)
Share retirement	—	(62)
Net cash used for financing activities	(1,099)	(8,784)
Decrease in cash and cash equivalents	(63)	(557)
Cash and cash equivalents at the beginning of the period	341	1,252
Effect of exchange rate changes on cash and cash equivalents	11	6
Cash and cash equivalents at the end of the period	$289	$701
Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(583)	$(781)
Cash paid for income taxes, net	$(41)	$(103)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$20	$848
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2019	5,777	$5,777	$10,438	$33,148	$(13,309)	$36,054

Comprehensive income	—	—	—	4,168	801	4,969
Other		—	46	—	—	46
Performance and restricted share expense	—	—	262	—	—	262
Share transactions under equity based plans	139	139	(147)	—	—	(8)
Balance - June 30, 2020	5,916	$5,916	$10,599	$37,316	$(12,508)	$41,323

	Three Months Ended June 30, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2020	5,916	$5,916	$10,516	$35,066	$(12,809)	$38,689

Comprehensive income	—	—	—	2,250	301	2,551
Other	—	—	46	—	—	46
Performance and restricted share expense	—	—	37	—	—	37
Balance - June 30, 2020	5,916	$5,916	$10,599	$37,316	$(12,508)	$41,323

	Nine Months Ended June 30, 2019
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2018	5,690	$5,690	$10,031	$37,097	$(8,629)	$44,189

Cumulative effect for the adoption of ASC 606	—	—	—	3,598	—	3,598
Comprehensive loss	—	—	—	(9,911)	(119)	(10,030)
Share retirement	(21)	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	—	367	—	—	367
Share transactions under equity based plans	104	104	(104)	—	—	—
Balance - June 30, 2019	5,773	$5,773	$10,294	$30,743	$(8,748)	$38,062

	Three Months Ended June 30, 2019
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2019	5,773	$5,773	$10,353	$38,113	$(9,002)	$45,237

Comprehensive loss	—	—	—	(7,370)	254	(7,116)
Performance and restricted share expense	—	—	(59)	—	—	(59)
Balance - June 30, 2019	5,773	$5,773	$10,294	$30,743	$(8,748)	$38,062

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
COVID-19
In March 2020, the novel strain of coronavirus ("COVID-19") was recognized as a pandemic by the World Health Organization, and the outbreak subsequently became increasingly widespread in the United States and other countries in which the Company operates.
The Company has taken proactive steps to ensure the safety of its employees and customers as well as to preserve the Company’s financial flexibility. The Company continues to monitor the development of and responses to the COVID-19 pandemic and the impact of COVID-19 on its business and respond accordingly. The full impact of the COVID-19 outbreak on the Company continues to evolve and the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. As the pandemic continues to impact operations of businesses across the world, our ability to meet customer demands for products may be impaired or, similarly, our customers have experienced and may continue to experience adverse business consequences. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our facilities, in the transportation of products, and/or in the operations of our vendors) could have a material adverse effect on our business, operations and financial performance. Given the continuing evolution of the COVID-19 pandemic and the varied global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition or liquidity for fiscal year 2020.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net Income (loss)	$2,250	$(7,370)	$4,168	$(9,911)

Weighted-average common shares outstanding (basic and diluted)	5,676	5,571	5,656	5,556
Effect of dilutive securities:
Restricted shares	115	—	106	—
Performance shares	16	—	6	—
Weighted-average common shares outstanding (basic and diluted)	5,807	5,571	5,768	5,556

Net income (loss) per share – basic:	$0.40	$(1.32)	$0.74	$(1.78)

Net income (loss) per share – diluted:	$0.39	$(1.32)	$0.72	$(1.78)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	306	214	200	200

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
E. Recently Adopted Accounting Standards
The Company adopted Topic 842 as of October 1, 2019, using the cumulative effective method. Under the transition method selected by the Company, leases that are not short-term in nature existing at, or entered on October 1, 2019 were required to be recognized and measured. Prior period amounts were not adjusted and continue to be reflected with the Company's historical accounting. The adoption of Topic 842 resulted in the Company recording right-of-use ("ROU") assets and operating lease liabilities of approximately $18,059 to the consolidated condensed balance sheet as of October 1, 2019, with no related impact on the Company's consolidated condensed statement of comprehensive income (loss) or consolidated condensed statement of cash flows.

2.	Inventories
Inventories consist of:

	June 30, 2020	September 30, 2019
Raw materials and supplies	$5,629	$4,512
Work-in-process	4,052	2,721
Finished goods	5,607	3,276
Total inventories	$15,288	$10,509
For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 41% and 27% of the Company’s inventories at June 30, 2020 and September 30, 2019, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,280 and $8,296 higher than reported at June 30, 2020 and September 30, 2019, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2020	September 30, 2019
Foreign currency translation adjustment	$(5,492)	$(5,667)
Retirement plan liability adjustment, net of tax	(7,016)	(7,642)
Total accumulated other comprehensive loss	$(12,508)	$(13,309)
4.    Leases
The adoption of Topic 842 requires lessees to recognize a ROU asset and a lease liability on the consolidated condensed balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, machinery and office equipment. The Company determines if a contract contains a lease based on whether the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated condensed balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated condensed balance sheets.
The Company has remaining lease terms ranging from one to 17 years, some of which include options to renew the lease. The total lease term is determined by considering the initial lease term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control before the stated initial term of the agreement. If the Company determines there exists a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts. A portion of our real estate leases include rents that are generally subject to annual changes in the Consumer Price Index ("CPI"). Such changes to the CPI are treated as variable lease payments.
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
The components of lease expense were as follows:

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$14	41
Interest on lease liabilities	1	4
Operating lease expense:	664	1,743
Variable lease cost:	39	118
Total lease expense	$718	$1,906

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification to the consolidated condensed balance sheets	June 30, 2020
Assets:
Finance lease assets	Property, plant and equipment, net	$102
Operating lease assets	Operating lease right-of-use assets, net	17,363
Total lease assets		$17,465

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$59
Operating lease liabilities	Short-term operating lease liabilities	1,111
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	35
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	16,383
Total lease liabilities		$17,588

Supplemental cash flow and other information related to leases were as follows:

June 30, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,628
Operating cash flows from finance leases	4
Financing cash flows from finance leases	42
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	278

June 30, 2020
Weighted-average remaining lease term (years):
Finance leases	1.9
Operating leases	15.2
Weighted-average discount rate:
Finance leases	5.0%
Operating leases	5.9%

Future minimum lease under non-cancellable leases at June 30, 2020 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020 (excluding the nine months ended June 30, 2020)	15	543
2021	55	1,933
2022	21	1,683
2023	6	1,623
2024	—	1,638
Thereafter	—	19,179
Total lease payments	$97	$26,599
Less: Imputed interest	(3)	(9,105)
Present value of lease liabilities	$94	$17,494

As previously disclosed in the Company's 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments under initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2020	$61	$2,172
2021	61	1,865
2022	21	1,583
2023	6	1,502
2024	—	1,498
Thereafter	—	16,711
Total lease payments	$149	$25,331
Less: Interest	(11)
Present value of lease liabilities	$138

5.    Debt
Debt consists of:

	June 30, 2020	September 30, 2019
Revolving credit agreement	$11,302	$15,542
Foreign subsidiary borrowings	5,159	6,592
Finance lease obligations	94	138
Other, net of unamortized debt issuance costs ($23) and ($25), respectively	5,919	1,108
Total debt	22,474	23,380

Less – current maturities	(17,984)	(21,328)
Total long-term debt	$4,490	$2,052
Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with its current lender (the "Lender"). The Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the Lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability. The proceeds from the Credit Agreement were used to pay fees and expenses incurred in connection with the Credit Agreement and continue to be used for working capital purposes and general corporate purposes.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. See discussion below under the Fourth Amendment to the Credit Agreement and Security Agreement, which revises the provision related to availability and FCCR.
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
On September 20, 2019, the Company entered into a Fourth Amendment with its Lender. As previously stated, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of the revolving commitment to 10% of the lesser of collateral or total revolving commitment, with a $2,000 floor through June 30, 2020. In determining the availability, the Lender looks at the total collateral. If the total collateral is less than $20,000, then the $2,000 floor will apply; however, if the total collateral is greater than or equal to $20,000, but less than the $35,000 (revolving commitment); then 10% of the total collateral is used, but if the collateral exceeds $35,000, then 10% of the total commitment is used as lending will not exceed the $35,000 revolving commitment unless the accordion feature is enacted. Commencing July 1, 2020, the terms reverted back to the requirements in place prior to the Fourth Amendment. The total collateral at June 30, 2020 and September 30, 2019 was $25,603 and $24,000, respectively and the revolving commitment was $35,000 for both periods. The measurement at 10% was $2,560 and $2,400, respectively. Total availability at June 30, 2020 and September 30, 2019 was $13,492 and $7,709, respectively, which exceed both the collateral and total commitment threshold. If availability had fallen short, the Company would be required to meet the FCCR covenant, which must not be less than 1.1 to 1.0. Because the availability was greater than the 10.0% of the revolving commitment as of June 30, 2020 and September 30, 2019, the FCCR calculation was not required.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the Lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.50%, which was 1.7% at June 30, 2020 and 3.6% at September 30, 2019, and the Export Credit Agreement has a rate based on LIBOR plus 1.00% spread at June 30, 2020 and 1.25% spread at September 30, 2019, which was 1.2% and 3.4% at June 30, 2020 and September 30, 2019, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	June 30, 2020	September 30, 2019
Term loan	$1,890	$2,318
Short-term borrowings	3,071	3,744
Factor	198	530
Total debt	$5,159	$6,592

Less – current maturities	(4,323)	(5,501)
Total long-term debt	$836	$1,091

Receivables pledged as collateral	$1,322	$672

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.2%. In December 2018, the Company entered into a six month short-term debt arrangement of $1,137 to be used for working capital purposes at Maniago, which was subsequently repaid in fiscal 2019. In September 2019, Maniago modified its repayment schedule for one tranche of its existing term debt by reducing its next two payments by approximately $96 and extending the loan for an additional six months in which the final payment will be made at that time (to be paid by October 2020). The Company continues to have discussions with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience challenges in meeting certain current loan obligations.  This foreign debt is collateralized by Maniago’s assets.  The Company has not pledged any assets as collateral or guaranteed Maniago’s debt. The consolidated condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance its Maniago operations.

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

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $180 and $106 at June 30, 2020 and September 30, 2019, respectively.

Other
In response to the economic uncertainty created by the COVID-19 pandemic, as described above in Note 1, Summary of Significant Accounting Policies, and taking into consideration the Company’s market capitalization, status as a smaller reporting company, and uncertainties and volatility in, and disruptions to, the capital markets, as well as the terms of the Company’s Credit Agreement, the Company applied for and received funds under Paycheck Protection Program (or "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025 and a two year term. The interest rate on the PPP Loan is 0.98%, which shall be deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and were used for payroll, interest on mortgage obligations, rents on leases and utility payments. As of June, 30, 2020, the Company repaid $261 proceeds back to its lender, leaving a remaining balance of $4,764 , of which $2,382 will be paid in the next twelve months and the remaining $2,382 in the following twelve months after.
Under the terms of the CARES Act, PPP Loan recipients can apply for and potentially be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Although the Company intends to file for forgiveness, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of June 30, 2020, the Company is waiting for further guidance regarding how to apply for the forgiveness for all or a portion of the PPP loan.
6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2020 was (2)%, compared with 8% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with the same period of fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
As previously mentioned, the CARES Act was enacted and signed into law, which includes provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not materially affect the Company’s third quarter of fiscal 2020 income tax provision, deferred tax assets and liabilities, or related taxes payable. The Company continues to assess the future implications of these provisions within the CARES Act on its consolidated condensed financial statements but does not expect the impact to be material.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

7.	Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Service cost	$85	$74	$255	$224
Interest cost	208	264	624	791
Expected return on plan assets	(363)	(393)	(1,090)	(1,180)
Amortization of net loss	188	107	564	322
Net periodic cost	$118	$52	$353	$157
During the nine months ended June 30, 2020 and 2019, the Company made $604 and $48 in contributions, respectively, to its defined benefit pension plans. The Company does not anticipate making additional cash contributions to fund its defined benefit pension plans for the balance of fiscal 2020 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2020. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2020.
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
With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for one of its tranches of awards where it has concluded it is probable that the performance criteria for that award will be met, while the Company is not currently recognizing compensation expense for two tranches of awards where it had concluded that it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to vest upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of the grant. The vesting of such shares is determined at the end of the performance period.
During the first nine months of fiscal 2020, the Company granted 134 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, 47 performance shares and 87 shares of time-based restricted shares, with a grant date fair value of $2.50 per share. The awards vest over three years.
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
During the first nine months of fiscal 2020, the Company granted its non-employee directors 57 restricted shares under the 2016 Plan, with a grant date fair value of $4.39, which vest over one year. One award for 61 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 524 shares that remain available for award at June 30, 2020. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% (decreased to 150% for awards starting in fiscal 2020) of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $262 and $367 during the first nine months of fiscal 2020 and 2019, respectively and $37 expense and $59 benefit during the third quarter of fiscal 2020 and 2019, respectively. As of June 30, 2020, there was $495 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.3 years.

9.	Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Commercial revenue	$12,266	$14,713	$34,954	$41,213
Military revenue	15,511	10,160	49,567	40,118
Total	$27,777	$24,873	$84,521	$81,331

The following table represents revenue by the various components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2020	2019	2020	2019
Aerospace components for:
Fixed wing aircraft	$13,730	$12,557	$39,130	$38,949
Rotorcraft	8,687	5,088	22,348	17,261
Energy components for power generation units	3,804	4,887	9,879	13,347
Commercial product and other revenue	1,556	2,341	13,164	11,774
Total	$27,777	$24,873	$84,521	$81,331

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2020	2019	2020	2019
North America	24,261	20,301	75,532	68,745
Europe	3,516	4,572	8,989	12,586
Total	$27,777	$24,873	$84,521	$81,331

In addition to the disaggregating revenue information provided above, approximately 60% of total net sales as of June 30, 2020 are recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over-time, a contract asset is established as revenue is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the performance obligation occurs over-time, the contract liability is reversed over the course of production. If the performance obligation is point in time, the contract liability reverses upon shipment.

The following table contains a roll forward of contract assets and contract liabilities for the period ended June 30, 2020:

Contract assets - Beginning balance, October 1, 2019	$10,349
Additional revenue recognized over-time	51,132
Less amounts billed to the customers	(48,347)
Contract assets - Ending balance, June 30, 2020	$13,134

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2019	$(382)
Payments received in advance of performance obligations	—
Performance obligations satisfied	382
Contract liabilities (included within Accrued liabilities) - Ending balance, June 30, 2020	$—

There were no impairment losses recorded on contract assets as of June 30, 2020.

Remaining performance obligations
As of June 30, 2020, the Company has $100,880 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  Avco also sued Arconic, Inc. (“Arconic”), which was the raw material supplier. No specific amount of damages was claimed by Avco and discovery has only recently begun.
Orange disagrees with the allegations made by Avco and has made cross claims against Arconic.  Previously, Orange was a defendant with respect to the same action in the United States District Court for the District of Rhode Island, which action was dismissed in connection with the movement of the matter to Pennsylvania State Court. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a charge, as the Company does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020, following a brief COVID-19 delay. The Company previously recorded adequate reserves to cover the settlement.

During the quarter, the Company received notice from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing certain hourly employees at the Company’s Cleveland facility. Also, during the quarter, the International Brotherhood of Boilermakers Union filed a petition to represent this same group of hourly employees. A mail ballot election took place in June and the National Labor Relations Board has certified the International Brotherhood of Boilermakers as the elected representative of the Company’s hourly production employees.  The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement.

Recovery on the insurance claim related to the fire on December 26, 2018 at the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019, relocated to Orange and was placed into service in March 2020. Restoration is nearly complete for the structure of the manufacturing building and the presses damaged in the fire. The Company began running one restored press at the end of December 2019, while another restored press began running at the end of July 2020, allowing Orange to have 6 out of 8 presses in production going into the fourth quarter. Two of the six presses damaged in the fire are still in the restoration process. The Company anticipates having those restored at the end of fourth quarter of fiscal 2020.

During the first nine months of fiscal 2020, the Company received cash proceeds from insurance of $8,787 and, separately, the insurance carrier provided $713 of proceeds directly to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The table below reflects the receipt of proceeds and how they were expended as of June

30, 2020. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, of which $915 was realized in the first nine months of fiscal 2020.

Balance sheet (Other receivables):

September 30, 2019	$3,500
Cash proceeds	(8,787)
Capital expenditures (equipment)	2,683
Other expenses	1,689
Business interruption	915
June 30, 2020	$—

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the nine months ended and three months ended June 30,2020.

	Nine Months Ended June 30, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$73,374	(2,603)	$70,771
Gain on insurance proceeds received	$—	(2,683)	$(2,683)
Income (loss) before income tax (benefit) expense	$(1,219)	(5,286)	$4,067

	Three Months Ended June 30, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$23,944	(316)	$23,628
Gain on insurance proceeds received	$—	(1,683)	$(1,683)
Income (loss) before income tax (benefit) expense	$284	(1,999)	$2,283
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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

Fire Restoration
Recovery on the insurance claim related to the fire on December 26, 2018 at the Orange location continues in fiscal 2020. The Company continues to work diligently to restore the site back to full service as safely and quickly as possible. The 2500 ton press from storage that was placed in service in fiscal 2019 continues to run and the press located in Michigan was taken off-line at the end of November 2019 relocated to Orange and placed in service in March 2020. Restoration is nearly complete for the structure of the manufacturing building and presses damaged in the fire. The Company began running one restored press at the end of December 2019, while another finished being restored at the end of July 2020. During the first nine months of fiscal 2020, the Company received cash proceeds from insurance of $8.8 million, of which $3.5 million was recognized in fiscal 2019, $2.6 million was used to offset expense incurred as a result of the fire and business interruption and $2.7 million used for capital; and, separately, $0.7 million in proceeds from the insurance carrier went directly to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The table below reflects the receipt of proceeds and how they were expended as of June 30, 2020. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company also maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses, which $0.9 million was realized in the first nine months of fiscal 2020.

Balance sheet (Other receivables - dollars in millions):

September 30, 2019	$3.5
Cash proceeds	(8.8)
Capital expenditures	2.7
Other expenses	1.7
Business interruption	0.9
June 30, 2020	$—

For further detail of how the consolidated condensed statements of operations were impacted for the nine and three months ended, refer to Note 10, Commitments and Contingencies.

COVID-19
In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak became widespread in the United States and other countries in which we operate. The Company has continued to take proactive steps to ensure the safety of its employees and customers and to preserve the Company’s financial flexibility. We have enacted operating protocols to ensure the safety of our employees and adopted precautions in compliance with various regulatory orders and recommendations imposed in the jurisdictions in which we operate. We may decide to take further actions that we determine to be in the best interest of our employees and customers, or are required by federal, state or local authorities.

The A&E industry in which we operate has been impacted by the COVID-19 pandemic and the impact of this pandemic on this industry as well as the global economy continues to evolve. The extent of the pandemic’s effect on Company’s financial condition, liquidity and future results of operations, as well as the A&E industry generally, depends on future developments, which cannot be predicted at this time. These future developments include, without limitation, the scope and severity of the pandemic, mitigation actions taken in response to the pandemic, the length of time involved in resuming economic activity, and the impact on government programs and budgets. Reduced demand for products or impaired ability to meet customer demand as a result of the pandemic or future developments could have a material adverse effect on our business, operations and financial performance. Given the evolution of the COVID-19 pandemic and the varied global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its future results of operations, financial condition or liquidity.

Backlog of Orders
SIFCO’s total backlog at June 30, 2020 was $100.9 million, compared with $104.4 million as of June 30, 2019 and $117.6 million as of September 30, 2019. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by the general economy, newly acquired part numbers won and continued sales recovery from the fire at Orange and may be affected by the COVID-19 pandemic, which has created increased pressure in these markets. If the COVID-19 pandemic continues to have a material impact on the A&E markets, including with regards to our more significant customers, it could materially affect our business and results of operations. Backlog may decline as customers adjust orders in response to the ongoing COVID-19 pandemic and its impact on their operations. Backlog information may not be indicative of future sales.
Nine Months Ended June 30, 2020 compared with Nine Months Ended June 30, 2019

Net Sales
Net sales for the first nine months of fiscal 2020 increased to $84.5 million, compared with $81.3 million in the comparable period of fiscal 2019. Net sales comparative information for the first nine months of fiscal 2020 and 2019 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$39.1	$39.0	$0.1
Rotorcraft	22.3	17.2	5.1
Energy components for power generation units	9.9	13.3	(3.4)
Commercial product and other revenue	13.2	11.8	1.4
Total	$84.5	$81.3	$3.2
The increase of $5.1 million in rotorcraft sales in the first nine months of fiscal 2020 compared to the same period in fiscal 2019 is primarily due to increased shipments relating to certain military programs, such as the Black Hawk and CH53. Commercial products and other revenue increased $1.4 million in the first nine months of fiscal 2020 compared to the same period in fiscal 2019, primarily due to timing of shipments for the Hellfire II missile program and other ordnance work along with new product sales. Net sales in energy components for power generation units decreased by $3.4 million compared with the same period last year due to the continued softening of the energy market and some impact due to the global outbreak of COVID-19. In response to the outbreak of COVID-19, the Italian government restricted the operations of businesses within Italy, including the Company’s operations in Maniago, Italy ("Maniago"). The Company received an exemption from these government restrictions based on the nature of its operations, and temporarily reduced its operations in Maniago and undertook a temporary shutdown from March 17 through March 22 to perform a deep cleaning of the facility for employee safety due to the COVID-19 outbreak. Since the temporary cessation of operations in Maniago that occurred in March, Maniago has resumed operations and has experienced other disruptions, such as border closures to other countries, resulting in a delay in product shipments as of the end of June, which impacted the quarter by approximately $1.3 million. With countries subsequently beginning to reopen, Maniago expects to complete such shipments within the upcoming quarter.
Commercial net sales were 41.4% of total net sales and military net sales were 58.6% of total net sales in the first nine months of fiscal 2020, compared with 50.7% and 49.3%, respectively, in the comparable period in fiscal 2019.  A shift in mix between commercial versus military sales in comparable periods is due to an increase in military programs, such as the Black Hawk program, partially offset by the decline in energy sales and continued delays in production due to the ongoing recovery efforts at the Orange location and the impact to the commercial aerospace industries due to COVID-19. Military net sales increased by $9.5 million to $49.6 million in the first nine months of fiscal 2020, compared with $40.1 million in the comparable period of fiscal 2019, primarily due to the timing of shipments for the Hellfire II missile program and other programs such as the Black Hawk and CH53.  Commercial net sales decreased $6.3 million to $34.9 million in the first nine months of fiscal 2020, compared with $41.2 million in the comparable period of fiscal 2019 primarily due to the continued business interruption created by the fire at the Orange location and timing related to certain programs as they were impacted by COVID-19 and the soft energy market.
Cost of Goods Sold
Cost of goods sold decreased by $4.3 million, or 5.8%, to $70.8 million, or 83.7% of net sales, during the first nine months of fiscal 2020, compared with $75.1 million or 92.4% of net sales, in the comparable period of fiscal 2019. The decrease was due primarily to improved productivity and the receipt of $2.7 million in insurance proceeds related to business interruption and expense incurred related to the fire, partially offset by $1.7 million of unabsorbed costs related to the Orange location due to the fire and the one-time pension withdrawal liability charge of $0.8 million incurred for exiting its multi-employer plan as further explained in Note 7, Retirement Benefit Plans.
Gross Profit
Gross profit increased $7.5 million to $13.8 million during the first nine months of fiscal 2020, compared with $6.2 million in the comparable period of fiscal 2019. Gross margin percent of sales was 16.3% during the first nine months of fiscal 2020, compared with 7.6% in the comparable period in fiscal 2019. The increase in gross profit was primarily due to the reduced cost of goods sold as a percentage of sales, as outlined above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.4 million, or 12.3% of net sales during the first nine months of fiscal 2020, compared with $11.4 million, or 14.0% of net sales in the comparable period of fiscal 2019. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management in response to COVID-19 and other effects of the COVID-19 pandemic and its impact on operations such as reduced bank fees, less travel expense, lower legal and professional costs (prior year included arbitration costs), lower equity compensation and commissions, partially offset by higher incentive compensation accrual of $0.5 million.
Amortization of Intangibles
Amortization of intangibles was $1.2 million in the first nine months of fiscal 2020 and fiscal 2019, respectively.
Other/General
The Company recorded operating income of $4.7 million in the first nine months of fiscal 2020, compared with an operating loss of $9.9 million in the first nine months of fiscal 2019.

The prior year's operating loss includes an $8.3 million non-cash charge related to the Maniago reporting unit as its goodwill was impaired.

In the first nine months ended June 30, 2020, results included $2.7 million gain on insurance proceeds, compared to a gain of $4.5 million in the comparable period, both periods related to the net gain on insurance proceeds related to the fire at the Orange location.

Interest expense was $0.7 million in the first nine months of fiscal 2020, compared to $0.8 million in the first nine months of fiscal 2019.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2020 and 2019:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2020	2019	2020	2019
Revolving credit agreement	3.2%	4.1%	$ 14.8 million	$ 17.9 million
Foreign term debt	3.9%	2.7%	$ 5.5 million	$ 7.2 million
Other debt	0.4%	—%	$ 6.1 million	$ 0.0 million
Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2020 was (2%), compared with 8% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with the same period of fiscal 2019. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $4.2 million during the first nine months of fiscal 2020, compared with a net loss of $9.9 million in fiscal 2019, respectively. The increase in income is primarily due to higher gross profit, attributed to continued improved productivity and insurance proceeds received in the first nine months of fiscal 2020 and lower selling, general and administrative expenses. Additionally, the Company did not experience a non-cash charge to goodwill as it did in the prior year.

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Net Sales
Net sales for the third quarter of fiscal 2020 increased 11.7% to $27.8 million, compared with $24.9 million in the comparable period of fiscal 2019. Net sales comparative information for the third quarter of fiscal 2020 and 2019 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$13.7	$12.6	$1.1
Rotorcraft	8.7	5.1	3.6
Energy components for power generation units	3.8	4.9	(1.1)
Commercial product and other revenue	1.6	2.3	(0.7)
Total	$27.8	$24.9	$2.9
The majority of the increase was attributed to a $3.6 million increase in rotorcraft sales in the third quarter of fiscal 2020 compared to the same period in fiscal 2019 and is primarily due to increased shipments relating to certain military programs, such as the Black Hawk and Apache. The $1.1 million increase in fixed wing aircraft sales is due to increased shipments coming from the Orange location as it increases its production and its capabilities are restored when compared to the same period in fiscal 2019. Net sales in energy components for power generation units decreased by $1.1 million compared with the same period last year due to the continued softening of the energy market and as previously discussed within the nine months management and analysis section and due to the global outbreak of COVID-19. Sales were impacted in the quarter by approximately $1.3 million attributable to the inability to ship to its customers due to border closures, which have subsequently reopened.
Commercial net sales were 44.2% of total net sales and military net sales were 55.8% of total net sales in the third quarter of fiscal 2020, compared with 59.2% and 40.8%, respectively, in the comparable period of fiscal 2019. Military net sales increased by $5.4 million to $15.5 million in the third quarter of fiscal 2020, compared with $10.1 million in the comparable period of fiscal 2019.  Commercial net sales decreased $2.4 million to $12.3 million in the third quarter of fiscal 2020, compared with $14.7 million in the comparable period of fiscal 2019 primarily due to lower sales in the energy market.
Cost of Goods Sold
Cost of goods sold was $23.6 million, or 85.1% of net sales, during the third quarter of fiscal 2020, compared with $23.5 million or 94.4% of net sales, in the comparable period of fiscal 2019, primarily driven by improved productivity as the Orange location completes restoration on certain presses and receipt of insurance proceeds of $0.3 million related to extra expense coverage.
Gross Profit
Gross profit increased $2.8 million to $4.1 million during the third quarter of fiscal 2020, compared with $1.4 million in the comparable period of fiscal 2019. Gross margin was 14.9% during the third quarter of fiscal 2020, compared with 5.6% in the comparable period in fiscal 2019. The increase in gross margin was primarily due to higher sales volume, improved productivity and receipt of insurance proceeds related to extra expense from the Orange fire.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.9 million, or 10.3% of net sales, during the third quarter of fiscal 2020, compared with $3.5 million, or 14.0% of net sales, in the comparable period of fiscal 2019. The decrease is primarily due to a decrease in legal and professional costs of $0.3 million.

Amortization of Intangibles
Amortization of intangibles was $0.4 million for both the third quarter of fiscal 2020 and fiscal 2019, respectively.
Other/General
The Company recorded an operating income of $2.5 million in the third quarter of fiscal 2020, compared to an operating loss of $7.5 million in the third quarter of fiscal 2019.
Current period results include a $1.7 million gain in insurance proceeds compared to $3.3 million in the third quarter of fiscal 2019 related to insurance recovery from the damage that occurred related to the fire at the Orange location.
The results from the third quarter of the prior year include an $8.3 million non-cash charge related to the Maniago reporting unit as its goodwill was impaired.
Interest expense was $0.2 million in the third quarter of fiscal 2020 and fiscal 2019.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the third quarter of both fiscal 2020 and 2019:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2020	2019	2020	2019
Revolving credit agreement	2.0%	4.1%	$ 12.5 million	$ 12.5 million
Foreign term debt	3.9%	2.9%	$ 5.3 million	$ 6.7 million
Other debt	0.9%	—%	$ 6.1 million	$ 0.0 million
Income Taxes
The Company's effective tax rate in the third quarter of fiscal 2020 was 2%, compared with 4% for the same period of fiscal 2019. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended June 30, 2020 compared to the same period of fiscal 2019, partially offset by an increase in discrete tax. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $2.3 million during the third quarter of fiscal 2020, compared with net loss of $7.4 million in the comparable period of fiscal 2019. Net income increased primarily due to higher sales and increased gross profit, lower selling, general and administrative expenses along with the gain on property recovered by insurance of $1.7 million as the Company continues to work through the restoration of the Orange location, while results from the third quarter of the prior year includes $8.3 million non-cash charge due to goodwill impairment at one of its reporting units.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$2,250	$(7,370)	$4,168	$(9,911)
Adjustments:
Depreciation and amortization expense	1,845	1,896	5,576	5,735
Interest expense, net	183	229	697	835
Income tax (benefit)	33	(336)	(101)	(816)
EBITDA	4,311	(5,581)	10,340	(4,157)
Adjustments:
Foreign currency exchange loss (gain), net (1)	12	(3)	12	(4)
Other income, net (2)	27	(15)	(58)	(50)
Loss (gain) on disposal and impairment of assets (3)	55	—	98	(282)
Gain on insurance proceeds received (4)	(1,683)	(3,304)	(2,683)	(4,468)
Equity compensation (5)	37	(59)	262	367
LIFO impact (6)	(5)	154	(16)	98
Goodwill impairment (7)	—	8,294	—	8,294
Adjusted EBITDA	$2,754	$(514)	$7,955	$(202)

(1)	Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.

(2)	Represents miscellaneous non-operating income or expense, such as pension costs or grant income.

(3)	Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment of long-lived assets.

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
B. Liquidity and Capital Resources
Cash and cash equivalents were both $0.3 million at June 30, 2020 and September 30, 2019. At June 30, 2020, the majority of the $0.3 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Historically, the main sources of liquidity have been cash flows from operations and borrowings under our Credit Agreement. However, the continued impact of the COVID-19 pandemic (and the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak) is highly uncertain, with disruptions to the business of our customers and suppliers, which in turn is likely to impact our business, operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or a decrease in demand for our products as a result of the COVID-19 pandemic. Since the start of the pandemic, management has continued to evaluate the Company’s liquidity and capital resources and has taken a number of steps to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic by deferring wage increases to non-union employees, increased oversight of all capital expenditure approval, working with vendors to reduce costs and obtained a Paycheck Protection Program Loan as referenced in Note 5, Debt and for the reasons described below. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company and management will continue to assess liquidity needs.
Operating Activities
The Company’s operating activities provided $2.3 million of cash in the first nine months of fiscal 2020, compared with providing cash of $9.4 million in the first nine months of fiscal 2019. The cash provided by operating activities in the first nine months of fiscal 2020 was primarily due to net income of $4.2 million and $2.9 million in non-cash items, such as depreciation and amortization, equity based compensation, deferred income taxes and LIFO effect, partially offset by the use of working capital of $4.8 million (increase in inventory of $4.6 million, $2.8 million in contract assets, net accruals of $1.7 million offset by $4.3 million decrease in receivables). The use of cash from working capital was primarily due to increase in inventories to support orders and customer adjustments for the remaining fiscal 2020 and payments to suppliers and disbursements related to the fire recovery, partially offset by decreased receivables resulting from improved collections.
The Company’s operating activities provided $9.4 million of cash in the first nine months of fiscal 2019. The cash provided by operating activities in the first nine months of fiscal 2019 was primarily due to a reduction in working capital of $9.8 million, a result in non-cash items such as the goodwill impairment charge of $8.3 million, depreciation and amortization of $5.7 million, and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect, partially offset by a gain on insurance recovery combined with a disposal of asset of $4.8 million and a net loss of $9.9 million. The increase in cash from working capital was primarily due to decreased receivables due to collections, partially offset by timing of payments to suppliers.

Investing Activities
Cash used for investing activities was $1.3 million in the first nine months of fiscal 2020, which includes $6.2 million of insurance proceeds received due to the Orange location fire, compared with cash used for investing activities of $1.2 million in the first nine months of fiscal 2019. In addition to the $7.4 million expended for capital expenditures during the first nine months of fiscal 2020, $2.6 million was committed for future capital expenditures as of June 30, 2020. The Company anticipates that the total fiscal 2020 capital expenditures will be within the range of $4.0 million to $5.0 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the amounts given above, the Company anticipates incurring additional costs in fiscal 2020 of approximately $4.5 million to $6.5 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by insurance proceeds, approximately of which $8.8 million of insurance proceeds have been received as of June 30, 2020. Of the proceeds received, $6.2 million have been used towards capital expenditures and the remaining $2.6 million received is offsetting operating costs.
Financing Activities
Cash used by financing activities was $1.1 million in the first nine months of fiscal 2020, compared with cash used by financing activities of $8.7 million in the first nine months of fiscal 2019.
As discussed in Note 5, Debt, of the consolidated condensed statements the Company received cash proceeds of $5.0 million as it relates to the Paycheck Protection Program (or "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") and made repayments of $0.8 million of long-term debt, which $0.5 million were from the Company's foreign term loan, compared with repayments of $1.1 million in the comparable period.
In August 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated condensed statements for further discussion related to the Credit Agreement and the First, Second, Third and Fourth Amendment to the Credit Agreement.
The Company had net repayments from the revolver under the Credit Agreement of $4.2 million and $8.6 million in the first nine months of fiscal 2020 and fiscal 2019, respectively.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rates or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.5% spread, which was 1.7% at June 30, 2020 and the Export Credit Agreement as discussed in Note 5, Debt, has a rate based on LIBOR plus 1.0% spread, which was 1.2% at June 30, 2020. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.
As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at June 30, 2020 was $13.5 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10% of the Revolving Commitment as of June 30, 2020, the FCCR calculation was not required.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations, (ii) funds available under the Credit Agreement for its domestic locations and (iii) funds received pursuant to the Paycheck Protection Program Loan. The Company continues to seek alternatives with its lenders and other potential partners to refinance certain debt obligations at its Maniago location to provide Maniago with sufficient future liquidity.  If Maniago is unsuccessful in obtaining additional financing, it may experience certain challenges in meeting certain obligations.  This foreign debt is collateralized by Maniago’s assets.  The U.S. operations of the Company have not pledged any assets as collateral or guaranteed Maniago’s debt.  The consolidated condensed financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the Maniago assets or the amounts and classifications of the Maniago liabilities that may result from the outcome of this uncertainty. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan will provide adequate liquidity to finance Maniago operations.
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
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's 2019 Annual Report on Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The following material weakness related to our control environment existed as of June 30, 2020.

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
The pandemic is affecting and is expected to continue to affect certain elements of our operations and business. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations at our facilities in Maniago, Italy and border closures that have resulted in delayed shipments. Further or more prolonged operational disruptions in the U.S. or other locations in which we or our customers operate could have a material impact on our consolidated results of operations.
We have experienced and expect to continue to experience unpredictable changes in demand from the markets we serve. The A&E industries have been negatively impacted by the COVID-19 pandemic as a result of various restrictions on air travel and concern regarding air travel during a pandemic. These factors have caused reductions in demand for commercial aircraft, which will adversely impact our net sales and operating results and may continue to do so for an extended period of time. Further, an overall reduction in business activity as a result of the disruption has led to a continued softening of the energy market. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operations, costs, customer orders, and collections of accounts receivable, which may be material. While we are unable to predict the magnitude of the impact of these factors at this time, the loss of, or significant reduction in, purchases by our large customers could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, the pandemic could lead to an extended disruption of economic activity whereby the impact on our consolidated results of operations, financial position and cash flows could be material. While the potential economic impact brought by and the duration of the coronavirus outbreak may be difficult to assess or predict, the continuation of a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Although the Company intends to apply for forgiveness of all or a portion of its PPP Loan proceeds, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Further, as a consequence of post-PPP Loan rule making by the Small Business Administration, shifting regulatory guidance and/or other factors, we may be required to repay the PPP Loan before its expected maturity date. While the Company believes it has adequate cash/liquidity available to finance its operations, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors (including the continued impact of COVID-19) beyond our control. In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, we may not be able to prevent the spread of the virus among our employees, face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management's attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2020 and 2019, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2020 and 2019, (iii) Consolidated Condensed Balance Sheets at June 30, 2020 and September 30, 2019, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2020 and 2019, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods June 30, 2020 and 2019, and (v) the Notes to the Consolidated Condensed Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 6, 2020	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)