Form 10-K
period 2020-09-30
SIFCO INDUSTRIES INC
filed 2020-12-23
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
or
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
Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $6,614,854.

The number of the Registrant’s Common Shares outstanding at October 31, 2020 was 5,916,123.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 27, 2021 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2020

PART I

Item 1. Business
A.The Company
SIFCO Industries, Inc. ("SIFCO," "Company," "we" or "our"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

SIFCO is engaged in the production of forgings, sub-assemblies, and machined components primarily for the Aerospace and Energy ("A&E") markets. The processes and services include forging, heat-treating and machining. The Company's operations are conducted in a single business segment. Information relating to the Company's financial results is set forth in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

COVID-19 Pandemic
In March 2020, a novel strain of coronavirus ("COVID-19") was recognized as a pandemic by the World Health Organization and the outbreak subsequently became increasingly widespread in the United States and other countries in which the Company operates. As a result of the pandemic, governments around the world implemented stringent measures to help control the spread of the virus, including quarantines, “stay at home” orders, travel restrictions, and other measures. During this time, we took proactive measures to ensure the safety of our employees and customers as well as to preserve the Company's financial flexibility. The full impact of the COVID-19 outbreak on the Company continues to evolve and the full extent of the effects of the pandemic on the Company's financial condition, liquidity and future results is uncertain. Also uncertain is the timing, duration, shape and magnitude of recovery. While a number of the markets in which the Company operates have reopened, other markets, while open, have since experienced a resurgence of COVID-19 cases, while others, particularly international markets, remain closed or are enforcing renewed or extended quarantines or other restrictions.
B.Principal Products and Services
Operations
SIFCO is a manufacturer of forgings and machining components for the A&E markets. We provide our customers with envelope and precision forgings, rough and machined components, as well as sub-assemblies. SIFCO services both original equipment manufacturers ("OEM") and aftermarket customers with products that range in size from approximately 2 to 1,200 pounds. The Company's strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability.

SIFCO's long-term plan is to have a balance comprised of military and commercial aerospace revenues, supplemented with energy components. In fiscal 2020, commercial and military revenues accounted for 42.6% and 57.4% of revenues, respectively, compared with 48.9% in commercial revenues and 51.1% in military revenues in fiscal 2019. The Company's capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, titanium and aluminum.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange, California ("Orange"); and Maniago, Italy ("Maniago"). SIFCO's operations are AS 9100D and/or ISO 9001:2015 certified and the Company also holds multiple NADCAP certifications and site approvals from key OEM customers.

The Company's success is not dependent on patents, trademarks, licenses or franchises.
Raw Materials
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

Industry
The performance of the domestic and international air transport industry, the energy industry, and government defense spending, directly and significantly impacts the performance of SIFCO. The impact of COVID-19 continues to be assessed by the Company. It has significantly impacted the commercial aerospace industry through the ongoing disruption of global travel, which continues to remain depressed. Therefore, as the outbreak and responses continue to be fluid and ever changing, the shape and speed of recovery for the commercial aerospace industry remain uncertain.

•SIFCO supplies new and spare components for the U.S. military for aircraft, helicopters, vehicles, and munitions. The defense budget in the United States varies from year to year, driven by defense procurement policy and government budget constraints. The defense aerospace market has been impacted by the COVID-19 pandemic less than the commercial aerospace. Uncertainty may arise if the government reprioritizes funding, such as potentially shifting funds to fight the pandemic or aid in recovery. Certain programs in which the Company participates have been favorable and are expected to continue.

•SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. As the pandemic has continued, the decrease in passenger air travel demand has impacted and continues to impact our customers' orders for new aircraft. Current estimates regarding the return of passenger air traffic to pre-COVID-19 levels is three to five years. Build rates, particularly the Boeing 777X, 787, 737 Max and the Airbus A320/A321neo and A350, have declined as a result of the impacts of COVID-19 on commercial air travel.

•SIFCO supplies new and spare components to the energy industry, particularly the industrial gas and steam turbine markets. The industrial gas and steam turbine markets have experienced a downturn in demand for new units in the near term. While alternative energy markets continue to strengthen, oil and gas prices are expected to rebound from historic lows. As such, it's currently anticipated that purchases of parts and supplies within the industry will increase. SIFCO has positioned itself to support OEM production in a more limited role, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.

Competition
SIFCO competes with numerous companies, approximately fifteen of which are known by SIFCO.  SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO; however, our competitors range from companies focused on the A&E markets to large diversified corporations that may also have business interests outside of the A&E markets to smaller companies that offer a limited portfolio of products in this market. SIFCO believes that it has an advantage and distinguishes itself in the primary markets it serves due to its: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) broad range of capabilities and offerings. As customers establish new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries. See further discussion of the risks relating to competition SIFCO faces in Item 1A. Risk Factors.

Government Contracts
Companies, such as SIFCO, that supply equipment and products to the U.S. military are subject to certain risks related to commercial relationships with the U.S. government and its agencies. Under the terms of these agreements, it is possible for demand and build rate to fluctuate or for the U.S. government to terminate existing contracts.

Customers
During fiscal 2020, SIFCO had three customers that accounted for 47% of consolidated net sales; and 49% of the Company's consolidated net sales were from four customers and their direct subcontractors, which individually accounted for 16%, 13%, 10% and 10% of net sales. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, historically, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 12, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2020 decreased to $91.1 million, compared with $117.6 million as of September 30, 2019. Orders for delivery scheduled in the upcoming fiscal year 2021 decreased to $63.6 million compared with $93.8 million scheduled in fiscal 2020. Orders may be subject to modification or cancellation by the customer with limited charges. The decrease in total backlog as of September 30, 2020 compared with the previous year is primarily due to timing of annual awards and SIFCO's customers adjusting orders as a result of impacts of COVID-19 on the commercial airline industry. The continuing uncertainty regarding the COVID-19 pandemic and its duration and impact on the commercial airline industry is expected and may continue to impact sales order backlog growth in that market into fiscal 2021. Backlog information may not be indicative of future sales.

C.Regulatory Matters
The Company is subject to a number of domestic and foreign regulations relating to our operations worldwide and is required to comply with various environmental, health, and employee safety laws and regulations. The Company believes that it is in compliance with these laws and regulations. Historically, compliance with such laws and regulations have not had, and are not presently expected to have a material effect on capital expenditures, earnings or competitive position of the Company or its subsidiaries under existing regulations and interpretations. Nevertheless, the Company cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.

D.Employees
The number of SIFCO employees were approximately 434 at the beginning of fiscal 2020 and increased to approximately 446 employees at the end of fiscal 2020. The increase in employee headcount is a result of increasing production at the Orange location as a result of the progress in the restoration from the fire incident that occurred in fiscal 2019. The Company’s employees include full-time, part-time, and temporary employees. Approximately 73% of our employees were located within the U.S. and 27% of our employees were located in Italy. Approximately 64% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.

The Company is a party to collective bargaining agreements ("CBA") with certain employees within the Cleveland location. The Cleveland location has two bargaining units; the Company ratified its CBA with one such unit in December 2019. The second bargaining unit received notice in the second quarter of fiscal 2020 from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing such unit. In the same quarter, the International Brotherhood of Boilermakers Union filed a petition to represent such unit. In June 2020, the National Labor Relations Board certified the International Brotherhood of Boilermakers as the elected representative of the Company’s second bargaining unit.  Negotiations with this second bargaining group are ongoing and there have been no work disruptions as the Company continues to operate per the terms of the previous contract. The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement. The Maniago location is party to the National Collective Agreement in Metalworking, which expired in December 2019. Negotiations have been ongoing regarding such agreement; however, until an agreement is reached, Maniago will continue to apply existing terms of its most recent contract.

The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. There are several ways in which we attract, develop, and retain highly qualified talent, including by making the safety and health of our employees a top priority. In response to the COVID-19 pandemic, we developed, implemented, and have maintained procedures and protocols to minimize the risk to the health and safety of our employees while allowing us to continue to operate our facilities and provide our products to our customers on a timely basis. Included among these procedures were providing for remote work where practicable and implementing protocols for social distancing, disinfecting, sanitation and mask-wearing. Throughout the pandemic, we have consistently been able to meet our customers' demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees.

E.Non-U.S. Operations
The Company's products are distributed in the U.S. as well as non-U.S. markets.

Financial information about the Company's U.S. and non-U.S. operations is set forth in Note 12, Business Information, of the consolidated financial statements.

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

Item 1A. Risk Factors
Set forth below are material risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition. We face risks related to the COVID-19 outbreak and actions in response thereto, which have exacerbated or could further exacerbate conditions in our risk factors noted below.

Risks Related to Our Business and Operations
We are subject to the cyclical nature of the A&E industries and the continuing or further downturn in these industries could adversely impact the demand for our products.
The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The commercial aerospace industry has been significantly impacted by the COVID-19 pandemic and may continue to be negatively impacted for a prolonged period of time and the magnitude of the impacts of the COVID-19 pandemic on this industry cannot be fully understood at this time. We have experienced changes in demands from our customers in this market and the reduction in demand for commercial aircraft will adversely impact our net sales and operating results.

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

The energy industry is also cyclical in nature. Demand for our new and spare components in this industry is, in turn, driven by the global demand for energy, which is affected by, among other factors, the state of the world economies, the political environments of numerous countries and environmental constraints. The availability of alternative energy and oil and gas, and related prices, also have a large impact on demand. Reductions in demand for products in this market could have a material adverse effect on our business.

Cyclical declines or sustained weakness in these markets could have a material adverse effect on our business.

Government spending priorities and terms may change in a manner adverse to our business.
At times, our supplying of products to the U.S. military has been adversely affected by significant changes in U.S. defense and national security budgets. Budget changes that result in a decline in overall spending, program delays, program cancellations or a slowing of new program starts on programs in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. Future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts.

SIFCO has contracts for programs where the period of performance may exceed one year. Congress and certain foreign governments must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year. Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate. Any reduction in future U.S. defense spending levels could adversely impact our sales, operating profit and our cash flow.

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

a.the need to compete against companies or teams of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;
b.the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing and that have, as a result, greater domain expertise and better customer relations;
c.the need to compete to retain existing contracts that have in the past been awarded to us on a sole-source basis or that have been incumbent for a long time;
d.the award of contracts to providers offering solutions at the “lowest price technically acceptable,” which may lower the profit we may generate under a contract awarded using this pricing method or prevent us from submitting a bid for such work due to us deeming such work to be unprofitable;
e.the reduction of margins achievable under any contracts awarded to us;
f.the need to bid on some programs in advance of the completion of their specifications, which may result in unforeseen technological difficulties or increased costs that lower our profitability;
g.the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;
h.the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;
i.the need to locate and contract with teaming partners and subcontractors;
j.the need to accurately estimate the resources and cost structure that will be required to perform any contract that we are awarded; and
k.long term agreements - changes in our cost profile over the life of a long-term agreement.

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
As of September 30, 2020, our total backlog was $91.1 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

SIFCO business is dependent on a small number of direct and indirect customers.
A substantial portion of SIFCO's business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2020, three customers accounted for approximately 47% percent of our consolidated net sales and 49% of the Company’s consolidated net sales were from four customers and their direct subcontractors. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

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

The Company's business could be negatively affected by cybersecurity threats, information systems interruptions, intrusions or new software implementations and other disruptions.
SIFCO faces cyber threats, as well as the potential for business disruptions associated with information technology failures and interruptions, new software implementation, and damaging weather or other acts of nature, and pandemics or other public health crises, which may adversely affect our business.

Although we continue to review and enhance our systems and cybersecurity controls, SIFCO has experienced and expects to continue to experience cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to the Company’s sensitive information, as do our customers, suppliers and subcontractors. Although we maintain information security policies and procedures to prevent, detect, and mitigate these threats, information system disruptions, equipment failures or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions, could still occur and may lead to potential data corruption, exposure of proprietary and confidential information. Further, while SIFCO works cooperatively with its customers, suppliers and subcontractors to seek to minimize the impacts of cyber threats, other security threats or business disruptions, in addition to our internal processes, procedures and systems, it must also rely on the safeguards put in place by those entities.

Any intrusion, disruption, breach or similar event may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means. Further, these risks may be increased to the extent employees work from home as part of our response to the COVID-19 pandemic. The occurrence of any of these events could adversely affect our internal operations, the services we provide to customers, our competitive advantages, our future financial results, our reputation, our stock price, and lead to early obsolescence of our products and services. The occurrence of any of these events could also result in civil and/or criminal liabilities.

SIFCO relies on our suppliers to meet the quality or delivery expectations of our customers.
The ability to deliver SIFCO's products on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require SIFCO to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises (such as the COVID-19 pandemic) or other factors. We may have disputes with our vendors arising from, among other things, the quality of products and services or customer concerns about the vendor. If any of our vendors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations may be jeopardized. Economic downturns can adversely affect a vendor’s ability to manufacture or deliver products. Further, vendors may also be enjoined from manufacturing and distributing products to us as a result of litigation filed by third parties, including intellectual property litigation. If SIFCO were to experience difficulty in obtaining certain products, there could be an adverse effect on its results of operations and on its customer relationships and our reputation. Additionally, our key vendors could also increase pricing of their products, which could negatively affect our ability to win contracts by offering competitive prices.

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
The Company believes that the commercial A&E markets in which we operate require sophisticated manufacturing and system-integration techniques and capabilities using composite and metallic materials. The Company’s success depends to a significant extent on our ability to acquire, develop, execute and maintain such sophisticated techniques and capabilities to meet the needs of our customers and to bring those products to market quickly and at cost-effective prices. If we are unable to acquire and/or develop, execute and maintain such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.

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

The Company's business is subject to risks associated with international operations.
SIFCO has operations in Maniago, Italy. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

a.fluctuations in U.S. dollar value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances;
b.difficulties in staffing and managing multi-national operations;
c.general economic and political uncertainties and potential for social unrest in countries in which we or our customers operate;
d.limitations on our ability to enforce legal rights and remedies;
e.restrictions on the repatriation of funds;
f.changes in trade policies, laws, regulations, political leadership and environment, and/or security risks;
g.tariff regulations;
h.difficulties in obtaining export and import licenses and compliance with export/import controls and regulations;
i.the risk of government financed competition;
j.compliance with a variety of international laws as well as U.S. regulations, rules and practices affecting the activities of companies abroad; and
k.difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology.

We operate in a highly competitive and price sensitive industry, and customer pricing pressures could reduce the demand and/or price for our products and services.
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
Technologies related to our products have undergone, and in the future may undergo, significant changes and the future of our business will depend in large part upon the continuing relevance of our forging capabilities. SIFCO could encounter competition from new or revised technologies that render its technologies and equipment less profitable or obsolete in our chosen markets and our operating results may suffer.

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately or timely report its financial results. As a result, current and potential shareholders could lose confidence in the Company's financial reporting, which would harm the business and the trading price of its common stock.
As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2020, management identified a material weakness in the Company’s internal control over financial reporting and determined that SIFCO’s internal control over financial reporting and its disclosure controls and procedures were not effective. Management identified a material weaknesses related to insufficient review of specific controls associated with revenue, inventory and income taxes at its Maniago location. Until remediated, these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As with any internal control deficiency, there can be no assurance that our remedial measures will be successful or otherwise sufficient to address the material weakness. If the Company is unable to remediate the material weaknesses, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Labor disruptions by our employees could adversely affect our business.
As of September 30, 2020, we employed approximately 446 people. Two of our locations are parties to collective bargaining agreements. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

Risks Related to Financial Matters

Global economic conditions may adversely impact our business, operating results or financial condition.
Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy and may negatively impact consumer and business spending levels. In 2020, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets worldwide, resulting in an economic downturn that has adversely impacted many businesses, including ours. The pandemic and other events could adversely affect our business, operating results or financial condition. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay SIFCO for its products and services may adversely affect its earnings and cash flows.

Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility.
We have incurred significant indebtedness, and may incur additional debt in the future. Our ability to make interest and scheduled principal payments and operate within restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage. Further, the Company's credit agreement matures within the next 12 months. While it is the intent of the Company's management to refinance its credit facilities with the existing lender, no assurances can be made that such refinancing will be completed or completed on similar terms to the existing credit facilities.

If we do not meet the standards for forgiveness of our PPP Loan, we may be required to repay the loan over a period of two years.
On April 10, 2020, we entered into a promissory note evidencing an unsecured $5.0 million loan under the Paycheck Protection Program (the “PPP Loan”). The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan was made by the Company’s current lenders. The term of the PPP Loan is two years and the interest rate on the PPP Loan is 0.98%. Although the Company intends to apply for forgiveness of all or a portion of its PPP Loan (with such forgiveness based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels), we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. While we expect to meet the standards for full forgiveness of the PPP Loan, there can be no assurance that we will meet such standards. Further, as a consequence of post-PPP Loan rule making by the Small Business Administration, shifting regulatory guidance and/or other factors, we may be required to repay the PPP Loan before its expected maturity date.

The funding and costs associated with our pension plans and significant changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity and contributions to our pension plans in future periods.
Certain of the Company's employees are covered by its noncontributory defined benefit pension plans (“Plans”). The impact of these Plans on our earnings may be volatile in that the amount of expense we record and may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including discount rates, inflation, expected return on plan assets, retirement rates and mortality rates. These pension costs are dependent on significant judgment in the use of various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in changes in future pension expense and the funded status of our Plans, and could increase future funding of the Plans. Changes in these factors affect our plan funding, cash flows, earnings, and shareholders’ equity. Additionally, the Company contributed to a multi-employer retirement plan. While the Company withdrew from this plan to mitigate future costs, the Company may be subject to liability in connection with such withdrawal (see Note 8, Retirement Benefit Plans).

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and may expose SIFCO to risks associated with the financial viability of suppliers.
The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers and the financial markets have undergone significant volatility in reaction to the COVID-19 pandemic.

The tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company, could also negatively impact our ability to obtain capital market financing or bank financing on favorable terms, or at all, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

A write-off of all or part of our goodwill or other intangible assets could adversely affect our operating results and net worth.
Goodwill and other intangible assets are a component of our assets. At September 30, 2020, goodwill was $3.5 million and other intangible assets were $1.9 million of our total assets of $121.9 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

General Risks
Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak subsequently became increasingly widespread in the United States and other countries in which we conduct business. While we continue to actively monitor the pandemic and take steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective. Uncertain factors relating to the COVID-19 pandemic continue to include the duration of the outbreak, the severity of the disease, and the actions taken, or perception of actions that may be taken, to contain or treat its impact, including declarations and/or re-instituting states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

The pandemic is affecting and is expected to continue to affect certain elements of our operations and business. We have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations at our facilities in Maniago, Italy and border closures that have resulted in delayed shipments, as well as temporary interruptions of the Company's other facilities in order to undertake deep cleaning and other preventative measures. Further or more prolonged operational disruptions in the U.S. or other locations in which we or our customers operate could have a material impact on our consolidated results of operations.

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
a.our quarterly or annual earnings or those of our competitors or our significant customers;
b.the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission;
c.changes in earnings estimates or recommendations by research analysts who track the stocks of our competitors;
d.new laws or regulations or new interpretations of laws or regulations applicable to our business;
e.changes in accounting standards, policies, guidance, interpretations or principles;
f.changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism, health crises (such as the ongoing COVID-19 pandemic) or responses to such events;
g.litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;
h.strategic action by our competitors;
i.sales of common stock by our directors, executive officers and significant shareholders; and
j.our stock being closely held by insider holdings and is thinly traded which impacts price volatility.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. If litigation is instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our profitability and cash flow.
SIFCO is subject to income taxes in the United States, Italy and Ireland. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability and cash flow.

Damage or destruction of our facilities caused by storms, earthquakes or other causes could adversely affect our financial results and financial condition.
We have operations located in regions of the world that may be exposed to damaging storms, earthquakes and other natural disasters as well as other events outside of our control, such as fires, floods and other catastrophic events. Although we maintain standard property casualty insurance covering our properties and may be able to recover costs associated with certain natural disasters through insurance. Even if covered by insurance, any significant damage or destruction of our facilities due to such events could result in its inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to SIFCO. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

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

Our operations are subject to environmental laws, and complying with those laws may cause us to incur significant costs.
Our operations and facilities are subject to numerous stringent environmental laws and regulations. Although we believe that we are in compliance with these laws and regulations, future changes in these laws, regulations or interpretations of them, or changes in the nature of our operations may require us to make significant capital expenditures to ensure compliance.

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2020 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraphs are approximations:
•SIFCO operates and manufactures in multiple facilities—(i) an owned 240,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California, and (iii) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. See Note 11, Commitments and Contingencies, of the consolidated financial statements for more information regarding the legal proceedings in which the Company is involved.

Executive Officers of the Registrant

Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.

•Peter W. Knapper - President and Chief Executive Officer
•Thomas R. Kubera - Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	59	President and Chief Executive Officer since June 2016. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation from 2007 to 2016 and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper, served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	61	Chief Financial Officer since August 8, 2018. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

PART II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) the impact of the novel COVID-19 pandemic and related impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”

Dividends and Shareholders

The Company did not declare a cash dividend during fiscal 2020 or fiscal 2019. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations and to aid in mitigating the uncertainty of the impact to COVID-19. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At October 30, 2020, there were approximately 373 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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

In fiscal 2020, the Company continued to make significant progress in the restoration of its operations at the manufacturing facility at the Company’s Orange location, which was damaged by a fire that occurred in fiscal 2019. As part of these efforts, the Company continued to actively work with its insurance carrier to obtain insurance proceeds in order to restore its Orange location to full service as safely and quickly as possible following the fire. SIFCO relocated a press to Orange from a temporary Michigan location in November 2019, which was placed into service in March 2020, and two other presses were brought into service at the Orange location, one in December 2019 and the second at the end of July 2020. Restoration of the building structure is nearly complete. As of September 30, 2020, Orange had six out of eight presses in production. Two of the six presses damaged in the fire are still in the restoration process. The Company currently anticipates having those restored within the first half of fiscal 2021; however, no assurances can be made that the restoration will be completed within such time-frame.

In fiscal 2020, the Company realized insurance recoveries of $9.0 million ($7.4 million has been received) and in fiscal 2019 realized $12.0 million ($8.5 million was received) in connection with the Orange fire. As the fire damaged a building leased by the Company, pursuant to the terms of the lease agreement, the Company was responsible for restoring the property to full replacement value. With the Company being fully insured, the restoration of the property was covered by insurance and the insurance carrier has separately funded payments of insurance proceeds as of September 30, 2020 and 2019, respectively, directly to the landlord for the restoration of the building as prescribed under the lease arrangement in the amount of $0.7 million and $2.9 million, respectively. See Note 11, Commitment and Contingencies, of the consolidated financial statements, for further information on how the insurance proceeds are reflected within the financial results. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. The Company recognized business interruption proceeds of $1.2 million in each of fiscal year 2020 and 2019, which is reflected within the cost of goods sold line within the consolidated financial statements.

As previously noted, the COVID-19 pandemic became increasingly widespread in the United States and other countries in which the Company operates. The impact of the COVID-19 outbreak on the Company continues to evolve and the full extent the pandemic will have on the Company's financial condition, liquidity and future results is uncertain. Also uncertain is the timing, duration, shape and magnitude of recovery. A number of the markets in which the Company operates have reopened, other markets, while open, have since experienced a resurgence of COVID-19 cases. Other markets, particularly international markets, remain closed or are enforcing renewed or extended quarantines or other restrictions. As such, the Company continues to actively monitor the impact of the pandemic on its operations and the industries served. The resurgence of COVID-19 cases, renewed or extended quarantines and other restrictions, the continued disruptions to travel, and the accompanying impact that the pandemic has had on businesses worldwide. Our ability to meet customer demands for products may be impaired or, similarly, our customers have experienced and may continue to experience adverse business consequences. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our facilities, in the transportation of products, and/or in the operations of our vendors) could have a material adverse effect on our business, operations and financial performance. There continues to be significant uncertainty regarding the duration of the pandemic as well as the timing and scope of recovery in the commercial aerospace industry, with a return to pre-COVID-19 levels of activity not expected in commercial aerospace industry for several years. The Company expects to continue to assess the potential implications of these conditions on its operations and take actions to preserve liquidity, including certain cost reduction measures it has taken subsequent to the end of fiscal year 2020, including a furlough of employees at one of its locations, starting in late November 2020 and continuing through the balance of the calendar year, in response to market conditions and its impact on customers’ ordering schedules.

Fiscal Year 2020 Compared with Fiscal Year 2019

Net Sales
Net sales comparative information for fiscal 2020 and 2019, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$52.0	$52.9	$(0.9)
Rotorcraft	31.5	23.6	7.9
Energy components for power generation units	16.7	17.6	(0.9)
Commercial product and other revenue	13.4	18.3	(4.9)
Total	$113.6	$112.4	$1.2

While COVID-19 has had an unprecedented impact on the global market, interruptions to SIFCO's operations have not been significant thus far as we have remained operational and in production working to fulfill customer orders. SIFCO was deemed an essential business, as such, received exemptions or was otherwise exempt from government "stay at home" restrictions based on the nature of our operations both domestically and in the Maniago location. We took precautionary measures in the second quarter of fiscal 2020 and performed deep cleaning of the Maniago location, which resulted in a temporary five day shutdown. Additionally, we experienced some further disruptions at our Maniago facility as a result of the closure of borders between countries. While the Maniago location experienced product shipment delays in the second and third quarters, most of the shipments were completed prior to the end of the fiscal year. During fiscal 2020, the Company experienced a shift in customer orders for commercial aircraft, including the Boeing 737 Max, which was not cleared for re-entry into service until late 2020.

Net sales in fiscal 2020 increased 1.0%, or $1.2 million to $113.6 million, compared with $112.4 million in fiscal 2019. The increase of $7.9 million in rotorcraft sales in fiscal 2020 compared to the same period in fiscal 2019 is primarily due to the increased shipments relating to certain military programs, such as the Black Hawk, V-22 and CH53. Commercial products and other revenue decreased $4.9 million, primarily due to timing of shipments for the Hellfire II missile program. The decrease in fixed wing aircraft sales of $0.9 million is primarily attributed to shift in build rates in certain commercial programs, partially offset by increased military programs. The energy components for power generation units decreased $0.9 million compared with the same period last year as the location continues to experience market softening; however, the Company experienced positive results in its energy components sales in the fourth quarter of fiscal 2020.

Commercial net sales were 42.6% of total net sales and military net sales were 57.4% of total net sales in fiscal 2020, compared with 48.9% and 51.1%, respectively, in the comparable period in fiscal 2019. Commercial net sales (which includes energy components) decreased $6.7 million to $48.3 million in fiscal 2020, compared to $55.0 million in fiscal 2019 primarily due to shift in build rates in the commercial aerospace industry. Military net sales increased $7.8 million to $65.2 million in fiscal 2020, compared to $57.4 million in fiscal 2019 primarily due to increase in demand for certain military programs.
Cost of Goods Sold
Cost of goods sold decreased by $8.2 million, or 8.1%, to $93.6 million, or 82.4% of net sales, during fiscal 2020, compared with $101.8 million or 90.5% of net sales in the comparable period of fiscal 2019. The decrease was due primarily to improved productivity at its Orange location, as more presses were operational, as well as improved operating margins at its remaining locations, partially offset by a one-time pension withdrawal charge of $0.8 million for exiting its multi-employer plan as further explained in Note 8, Retirement Benefit Plans, of the consolidated financial statements.
Gross Profit
Gross profit increased by $9.3 million, or 87.7%, to $20.0 million during fiscal 2020, compared with $10.6 million in fiscal 2019. Gross margin percent of sales was 17.6% during fiscal 2020, compared with 9.5% in fiscal 2019, primarily due to improved productivity across all Company sites and product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14.0 million, or 12.4% of net sales, during fiscal 2020, compared with $15.3 million, or 13.6% of net sales, in fiscal 2019. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management such as less travel expense, as well as reduced bank fees, lower legal and professional costs (prior year included arbitration costs), lower equity compensation and commissions, partially offset by a higher incentive compensation accrual of $0.6 million.
Amortization of Intangibles
Amortization of intangibles decreased $0.1 million to $1.5 million during fiscal 2020, compared with $1.6 million in the comparable period of fiscal 2019.
Other/General
The Company recorded operating income of $10.1 million during fiscal 2020, compared with an operating loss of $7.0 million in fiscal 2019.
Current period results include a gain on insurance recoveries of $5.9 million in fiscal 2020 compared to fiscal 2019, a net $7.3 million gain on insurance recoveries from the fire at the Orange location was recorded, which includes $1.1 million impairment of assets damaged by the fire. Prior year results include an $8.3 million non-cash goodwill impairment charge related to the Maniago reporting unit that was recorded in the third quarter of fiscal 2019, discussed further in Note 3, Goodwill and Intangible Assets, of the consolidated financial statements.
Interest expense decreased $0.2 million to $0.9 million in fiscal 2020, compared with $1.1 million in the same period in fiscal 2019. The decrease is primarily due to the reduction of interest rates and lower average borrowings. See Note 5, Debt, of the consolidated financial statements for further information.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2020 and 2019:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2020	2019	2020	2019
Revolving credit agreement	2.9%	4.1%	$ 13.8 million	$ 16.9 million
Foreign term debt	4.4%	2.7%	$ 5.5 million	$ 6.9 million
Other debt	0.5%	0.9%	$ 6.1 million	$ 0.6 million

Other expense, net amount includes pension cost related to other components of net periodic benefit costs that are presented outside of operating income. Also included in both fiscal 2020 and 2019 is approximately $0.2 million in pension settlement expense that was accelerated in the current period, primarily due to lump sum distributions from our qualified pension plans exceeding a threshold of service and interest cost for the period.

The Company believes that inflation did not materially affect its results of operations in either fiscal 2020 or 2019 and does not expect inflation to be a significant factor in fiscal 2021.
Income Taxes
The Company’s effective tax rate in fiscal 2020 was (2.3%) compared with 8.5% in fiscal 2019. The effective tax rate differences between years is primarily attributable to changes in jurisdictional mix of income in fiscal 2020 compared with fiscal 2019 with no associated tax expense, given the effects of the valuation allowance. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $9.2 million during fiscal 2020, compared with net loss of $7.5 million in fiscal 2019. Net income in the current period increased primarily due to higher gross profit attributable to improved productivity and insurance proceeds received, and lower selling, general and administrative expenses. Additionally, the current period did not include the non-cash impairment charge described in Other/General.

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

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because it believes that they are useful indicators for evaluating operating performance and liquidity, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company's results of operations as reported in accordance with GAAP. Some of these limitations include:
•Neither EBITDA nor Adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments, on indebtedness;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflects any cash requirements for such replacements;
•The omission of the substantial amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA; and
•Neither EBITDA nor Adjusted EBITDA includes the payment of taxes, which is a necessary element of operations.
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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2020	2019
Net income (loss)	$9,191	$(7,506)
Adjustments:
Depreciation and amortization expense	7,380	7,525
Interest expense, net	886	1,053
Income tax benefit	(211)	(701)
EBITDA	17,246	371
Adjustments:
Foreign currency exchange loss (gain), net (1)	51	(7)
Other expense (income), net (2)	(13)	117
Loss (gain) on disposal and impairment of assets (3)	174	(282)
Gain on insurance recoveries (4)	(5,874)	(7,253)
Equity compensation expense (5)	398	511
Pension settlement/curtailment benefit (6)	239	—
LIFO impact (7)	(10)	(75)
Goodwill impairment charge (8)	—	8,294
Adjusted EBITDA	$12,211	$1,676

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs and grant income. Pension settlement costs was reclassed from this line to Pension settlement/curtailment benefit. See Footnote 6.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company’s books or asset impairment of long-lived assets.
(4)Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location.
(5)Represents the equity-based compensation expense recognized by the Company under its 2016 Long-Term Incentive Plan (as the amendment and restatement of, and successor to, the 2007 Long-Term Incentive Plan, and referred to as the "2016 Plan") due to granting of awards, awards not vesting and/or forfeitures.
(6)Represents expense incurred by a defined benefit pension plan related to settlement of pension obligations.
(7)Represents the change in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.
(8)Represents non-cash charge of goodwill impairment experienced at its reporting unit level.

Reference to the above activities can found in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

B.         Liquidity and Capital Resources
Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our Credit Agreement. However, the ongoing impact of the COVID-19 pandemic (and the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak) remain uncertain, with the commercial aerospace market continuing to be significantly impacted by the global disruption in travel and, further, the pandemic and responses to the continued spread of the pandemic causing continued interruptions to the business of our customers and suppliers, which in turn is likely to impact our business, operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the COVID-19 pandemic and the Company has experienced a decrease in orders as a result of the impact of COVID-19 on the commercial airline industry.

Since the start of the pandemic, management has continuously evaluated the Company’s liquidity and capital resources and has taken a number of steps to help preserve financial flexibility in light of uncertainty resulting from the COVID-19 pandemic by deferring wage increases to non-union employees, increased oversight of all capital expenditure approval, working with vendors to reduce costs and obtaining a Paycheck Protection Program Loan as referenced in Note 5, Debt and for the reasons described below. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company expects to continue to focus on preserving cash and managing costs.

Cash and cash equivalents increased to $0.4 million at September 30, 2020 compared with $0.3 million at September 30, 2019. At September 30, 2020 and 2019, approximately $0.4 million and $0.3 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $0.4 million of cash in fiscal 2020, compared with $5.7 million in fiscal 2019.  The cash provided by operating activities in fiscal 2020 was primarily due to non-cash items, such as depreciation and amortization of $7.6 million, equity based compensation, deferred income taxes and LIFO effect, partially offset by a gain on insurance recovery combined with gain on disposal of assets of $5.7 million and an increase in working capital of $10.5 million and net income of $9.1 million. The decrease in cash from operating activities was primarily due to increased inventories and payments to suppliers and disbursements related to the fire recovery.

The Company’s operating activities provided $5.7 million of cash in fiscal 2019. The cash provided by operating activities in fiscal 2019 was primarily due to reduction in working capital of $4.8 million, and non-cash items, such as $8.3 million related to the goodwill impairment charge, depreciation and amortization of $7.5 million and equity based compensation, deferred income taxes and LIFO effect, partially offset by a gain on insurance recovery combined with gain on disposal of asset of $7.5 million and a net loss of $7.5 million. The increase in cash from working capital was primarily due to decreased receivables due to improved collections and decreased inventories, and by timing of payments to suppliers, partially offset by insurance receivables.

Investing Activities
Cash used for investing activities was $1.2 million in fiscal 2020, which includes $7.8 million in proceeds from insurance recovery on the damaged property related to the fire at the Orange location, compared with investing activities used of $0.8 million in fiscal 2019, which includes cash proceeds of $8.4 million from insurance proceeds received in the prior year related to the Orange location. Capital expenditures were $9.0 million, mainly funded by insurance proceeds from the fire in fiscal 2020 and $9.4 million in fiscal 2019. Expenditures in fiscal 2020 and in 2019 were used primarily for the restoration of the Orange location as a result of the fire. Capital commitments at September 30, 2020 were $2.1 million, including $1.4 million in capital commitments for the continued restoration of equipment and the building at the Orange facility related to the fire. The Company anticipates the total fiscal 2021 capital expenditures will be within the range of $4.0 million to $6.0 million (excluding fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the range provided, SIFCO anticipates incurring additional costs in fiscal 2021 of approximately $2.0 million to $3.5 million for capital expenditures related to the Orange location in order to finalize the restoration as a result of the fire. These costs are expected to be funded by insurance proceeds.

Financing Activities
Cash provided by financing activities was $0.8 million in fiscal 2020, compared with $5.9 million of cash used for financing activities in fiscal 2019.

As discussed in Note 5, Debt, of the consolidated statements the Company received cash proceeds of $6.6 million, which $5.0 million relates to the PPP loan and $1.5 million from a non-U.S. bank at its Maniago location and have made repayments of $1.6 million of long-term debt, of which $1.3 million were from the Company's foreign term loan, compared with repayments of $1.4 million in the comparable period.
In August 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and Security Agreement ("Security Agreement") with a lender. See Note 5, Debt, of the consolidated statements for further discussion related to the Credit Agreement and the First, Second, Third and Fourth Amendment to the Credit Agreement.

The Company had net repayments under its revolving credit facility of $2.7 million in fiscal 2020 and $5.7 million in fiscal 2019.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.50% spread, which was 1.7% at September 30, 2020 and the Export Credit Agreement as discussed in Note 5, Debt, of the consolidated financial statements has a rate based on LIBOR plus a 1.00% spread, which was

1.2% at September 30, 2020. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.

Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at September 30, 2020 was $13.3 million. The Credit Agreement provides for testing of a fixed charge coverage ratio ("FCCR") in the event (a) of a default or if availability under the Credit Agreement or (b) the Company does not meet certain availability requirements under the Credit Agreement. If the occurrence of such event occurs and the Company is required to test its FCCR, such ratio must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 12.5% of the Revolving Commitment as of September 30, 2020, the FCCR calculation was not required.

The Company incurred debt issuance costs related to the above Credit Agreements and amendments in fiscal 2019. See Note 5, Debt, of the consolidated financial statements for further discussion.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. In fiscal 2020, the Company was able to obtain financing with a lender and was able to defer payments for certain debt obligations at its Maniago location to provide Maniago with sufficient liquidity.  The Company's current Credit Agreement is set to mature within the next twelve months, and as such, if the Company is not successful in refinancing, it may experience certain challenges in meeting its obligations. While no assurances can be made that such refinancing will be completed or occur on terms similar to the terms of the existing Credit Agreement or otherwise satisfactory to management, management intends to refinance the Credit Agreement with its Lender. Such refinancing is deemed probable to be implemented based on previous experience and recent communications with the Lender, which would mitigate any adverse consequences of the Credit Agreement maturing.

Additionally, the credit and capital markets saw significant volatility in 2020. Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

C.         Off-Balance Sheet Arrangements

In the normal course of business, the Company may be party to certain arrangements that are not reflected in the Consolidated Balance Sheets. The Company does not have obligations that meet the definition of an off-balance sheet arrangement that have had, or are reasonably likely to have, a material effect on the Company’s financial condition or results of operations.

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

Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company's contracts are from purchase orders ("PO's"), which continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later time when control of the products transfers to the customer. Revenue was previously recognized for certain long-term agreements ("LTA's"), firm fixed pricing agreements, and PO's at the point in time when the shipping terms were satisfied. Under the revenue standard, the Company now recognizes certain revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the applicable customer are as follows:

•Certain military contracts, which relate to the provisions of specialized or unique goods to the U.S. government with no alternative use, include provisions within the contract that are subject to the Federal Acquisition Regulation ("FAR"). The FAR provision allows the customer to unilaterally terminate the contract for convenience and requires the customer to pay the Company for costs incurred plus reasonable profit margin and take control of any work in process.

•For certain commercial contracts involving customer-specific products with no alternative use, the contract may fall under the FAR clause provisions noted above for military contracts or may include certain provisions within their contract that the customer controls the work in process based on contractual termination clauses or restrictions of the Company's use of the product and the Company possesses a right to payment for work performed to date plus reasonable profit margin.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. An accounting policy election to exclude from transaction price was made for sales, value add, and other taxes the Company collects concurrent with revenue-producing activities when applicable. The Company has elected to recognize incremental costs incurred to obtain contracts, which primarily represent commissions paid to third party sales agents where the amortization period would be less than one year, as selling, general and administrative expenses in the consolidated statements of operations as incurred.

The Company elected a practical expedient under Accounting Standard Codification ("ASC") 606 ("Topic 606") to not adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good to a customer and when the customer pays for that good will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.

The amount of consideration to which the Company expects to be entitled in exchange for the goods is not generally subject to significant variations.

The Company elected to recognize the cost of freight and shipping when control of the products has transferred to the customer as an expense in cost of goods sold on the consolidated statements of operations, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in cost of goods sold when control of the related products has transferred to the customer.

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

Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets, including property, plant and equipment, when events and circumstances warrant such a review. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. If the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is evaluated for impairment. The Company would assess the fair value of the asset group and compare it to its carrying value. The long-lived assets are considered impaired if the carrying value of the long-lived assets exceeds its fair value, in which case an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts, and projected proceeds upon disposal of long-lived assets. The Company’s budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition. The Company believes that its estimates of future undiscounted cash flows and fair value are reasonable; however, changes in estimates of such undiscounted cash flows and fair value could change the Company’s estimates, which could result in future impairment charges.

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

2020 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2020. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of September 30, 2020. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

2019 Interim and Annual Goodwill Impairment Tests
SIFCO performed an interim assessment of goodwill for its Maniago location as of May 31, 2019 and performed its annual test as of July 31, 2019. The Maniago reporting unit's goodwill was fully impaired based on the interim assessment. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of September 30, 2019 and no impairment charge was identified in connection with the annual goodwill impairment test.
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2020.

	Impact on Fiscal 2020 Benefits Expense	Impact on September 30, 2020 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$31	$895
25 basis point increase in discount rate	$(31)	$(895)
100 basis point decrease in expected long-term rate of return on assets	$92	$—
100 basis point increase in expected long-term rate of return on assets	$(92)	$—

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

As of September 30, 2020 and 2019, SIFCO used the following assumptions:

	Years Ended September 30,
	2020	2019
Discount rate for expenses	2.9%	4.2%
Expected return on assets	7.2%	7.5%

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

As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and in fiscal 2020, the Company entered into a three-year cumulative income position. Based on the Company’s assessment of all available evidence, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2020.

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

In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning October 1, 2021. The Company continues to evaluate the effect adopting this ASU will have on the Company's results within the consolidated statements of operations and financial condition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the two years then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Cleveland, Ohio
December 23, 2020

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2020	2019
Net sales	$113,573	$112,454
Cost of goods sold	93,611	101,817
Gross profit	19,962	10,637
Selling, general and administrative expenses	14,022	15,274
Goodwill impairment	—	8,294
Amortization of intangible assets	1,497	1,648
Loss (gain) on disposal or impairment of operating assets	174	(282)
Gain on insurance recoveries	(5,874)	(7,253)
Operating income (loss)	10,143	(7,044)
Interest expense, net	886	1,053
Foreign currency exchange loss (gain), net	51	(7)
Other expense, net	226	117
Income (loss) before income tax benefit	8,980	(8,207)
Income tax benefit	(211)	(701)
Net income (loss)	$9,191	$(7,506)

Net income (loss) per share:
Basic	$1.62	$(1.35)
Diluted	$1.59	$(1.35)

Weighted-average number of common shares (basic)	5,661	5,566
Weighted-average number of common shares (diluted)	5,791	5,566
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended September 30,
	2020	2019
Net income (loss)	$9,191	$(7,506)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	410	(712)
Retirement plan liability adjustment, net of tax $0 and $0, respectively	(569)	(3,968)
Comprehensive income (loss)	$9,032	$(12,186)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$427	$341
Receivables, net of allowance for doubtful accounts of $249 and $592, respectively	23,225	23,159
Other receivables	1,547	3,500
Contract asset	11,997	10,349
Inventories, net	15,569	10,509
Refundable income taxes	103	141
Prepaid expenses and other current assets	2,338	1,459
Total current assets	55,206	49,458
Property, plant and equipment, net	44,201	39,610
Operating lease right-of-use assets, net	17,021	—
Intangible assets, net	1,890	3,320
Goodwill	3,493	3,493
Other assets	137	218
Total assets	$121,948	$96,099

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,144	$5,786
Revolver	12,870	15,542
Short-term operating lease liabilities	991	—
Accounts payable	14,002	19,799
Accrued liabilities	8,290	5,557
Total current liabilities	43,297	46,684
Long-term debt, net of current maturities	4,606	2,052
Long-term operating lease liabilities, net of short-term	16,188	—
Deferred income taxes	1,400	1,718
Pension liability	10,165	9,528
Other long-term liabilities	769	63
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,916 at September 30, 2020 and 5,777 at September 30, 2019	5,916	5,777
Additional paid-in capital	10,736	10,438
Retained earnings	42,339	33,148
Accumulated other comprehensive loss	(13,468)	(13,309)
Total shareholders’ equity	45,523	36,054
Total liabilities and shareholders’ equity	$121,948	$96,099
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Amounts in thousands)	Years Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$9,191	$(7,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,380	7,525
Amortization of debt issuance costs	129	99
Loss (gain) on disposal of operating assets or impairment of operating assets	174	(282)
Gain on insurance proceeds received for damaged property	(5,874)	(7,253)
LIFO effect	(10)	(75)
Share transactions under employee stock plan	390	515
Deferred income taxes	(422)	(565)
Goodwill impairment	—	8,294
Other long-term liabilities	27	162
Changes in operating assets and liabilities:
Receivables	251	4,506
Contract assets	(1,648)	(209)
Inventories	(4,653)	1,025
Refundable income taxes	38	(15)
Prepaid expenses and other current assets	(980)	(3,069)
Other assets	125	(50)
Accounts payable	(7,060)	2,046
Accrued liabilities	3,240	714
Accrued income tax and other	151	(133)
Net cash provided by operating activities	449	5,729

Cash flows from investing activities:
Insurance proceeds received for damaged property	7,828	8,363
Proceeds from disposal of property, plant and equipment	—	317
Capital expenditures	(9,026)	(9,447)
Net cash used for investing activities	(1,198)	(767)

Cash flows from financing activities:
Proceeds from long-term debt	6,628	1,505
Repayments of long-term debt	(1,618)	(1,424)
Proceeds from revolving credit agreement	111,404	80,154
Repayments of revolving credit agreement	(114,076)	(85,865)
Proceeds from short-term debt borrowings	3,206	6,363
Repayments of short-term debt borrowings	(4,722)	(6,408)
Payments for debt financing	—	(132)
Share retirement	—	(62)
Net cash provided by (used for) financing activities	822	(5,869)

Increase (decrease) in cash and cash equivalents	73	(907)
Cash and cash equivalents at beginning of year	341	1,252
Effects of exchange rate changes on cash and cash equivalents	13	(4)
Cash and cash equivalents at end of year	$427	$341
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information

(Amounts in thousands)	Years Ended September 30,
	2020	2019
Cash paid during the year:
Cash paid for interest	$(692)	$(952)
Cash paid for income tax, net	$(52)	$(123)

Non-cash investing and financing activities:
Additions to property, plant & equipment - incurred but not yet paid	$915	$2,480
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2018	$5,690	$10,031	$37,097	$(8,629)	$44,189

Cumulative effect for the adoption of ASC 606	—	—	3,598	—	3,598
Comprehensive loss	—	—	(7,506)	(4,680)	(12,186)
Shares retired	(21)	—	(41)	—	(62)
Performance and restricted share expense	—	511	—	—	511
Share transactions under employee stock plans	108	(104)	—	—	4
Balance - September 30, 2019	5,777	10,438	33,148	(13,309)	36,054

Comprehensive income (loss)	—	—	9,191	(159)	9,032
Other	—	47	—	—	47
Performance and restricted share expense	—	398	—	—	398
Share transactions under employee stock plans	139	(147)	—	—	(8)
Balance - September 30, 2020	$5,916	$10,736	$42,339	$(13,468)	$45,523
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

Impact of COVID-19 Pandemic
In March 2020, a novel strain of coronavirus ("COVID-19") was recognized as a pandemic by the World Health Organization and the outbreak subsequently became increasingly widespread in the United States and other countries in which the Company operates.

The Company has taken proactive steps to ensure the safety of its employees and customers as well as to preserve the Company’s financial flexibility. Immediate action was taken by the Company to minimize the spread of COVID-19 in its workplace and monitor the development of and responses to the COVID-19 pandemic and the impact it may have on the business. We have been following the guidance from the U.S. Centers for Disease Control to protect employees and prevent the spread at our plant locations. The actions implemented include: telework, alternate schedules, pre-shift temperature screenings, masks, social distancing, and enhanced cleaning protocols. The impact of the COVID-19 outbreak on the Company continues to evolve and the full magnitude the pandemic will have on the Company's financial condition, liquidity and future results is uncertain. Also uncertain is the timing, duration, shape and magnitude of recovery.

The resurgence of COVID-19 cases, and the continuation of restrictions, disruptions to travel, and businesses worldwide, may reduce customer demand and/or impair our ability to meet customer demands for products. Reduced demand for products or impaired ability to meet customer demand (including as a result of disruptions at our facilities, in the transportation of products, and/or in the operations of our vendors) could have a material adverse effect on our business, operations and financial performance. There continues to be significant uncertainty regarding the duration of the pandemic as well as the timing and scope of recovery in the commercial aerospace industry, with a return to pre-COVID-19 levels of activity not expected in commercial aerospace industry for several years. The Company expects to continue to assess the potential implications of these conditions on its operations and take actions to preserve liquidity, including certain cost reduction measures taken subsequent to the end of fiscal year 2020, including a furlough of employees at one of its locations, starting in late November 2020 and continuing through the balance of the calendar year, in response to market conditions and its impact of the COVID-19 pandemic on customers’ ordering schedules.
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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances are within federally insured limits as of September 30, 2020 and 2019.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $249 and $592 at September 30, 2020 and 2019, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2020 and 2019, $263 and $33, respectively, of accounts receivable were written off against the allowance for doubtful accounts. Bad debt expense totaled $80 and $39 in fiscal 2020 and fiscal 2019, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2020, 47% of the Company’s consolidated net sales were from three of its largest customers; and 49% of the Company's consolidated net sales were from the four largest customers and their direct subcontractors, which individually accounted for 16%, 13%, 10% and 10%, of consolidated net sales, respectively. In fiscal 2019, 44% of the Company’s consolidated net sales were from three of its largest customers; and 50% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors which individually accounted for 14%, 13%, 12% and 11%, of consolidated net sales, respectively. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2020 and 2019.
At September 30, 2020, two of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 30% of the total net accounts receivable; and three of the largest customers and their direct subcontractors had outstanding net accounts receivable which accounted for 13%, 13%, and 12% of total net accounts receivable, respectively. At September 30, 2019, two of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% of total net accounts receivable; and three of the largest customers and their direct subcontractors had outstanding net accounts receivable which accounted for 15%, 14%, and 12% of total net accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2020.
E. INVENTORY VALUATION
For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 47% and 27% of the Company’s inventories at September 30, 2020 and 2019, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower cost or net realizable value.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,676 and $3,335 at September 30, 2020 and 2019, respectively.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2020	2019
Property, plant and equipment:
Land	$1,000	$964
Buildings	15,564	15,805
Machinery and equipment	91,461	82,379
Total property, plant and equipment	108,025	99,148
Less: Accumulated depreciation	63,824	59,538
Property, plant and equipment, net	$44,201	$39,610

The (gain) loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $5,883 and $5,877 in fiscal 2020 and 2019, respectively.

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

Fiscal 2020
The Company continuously monitors triggers to determine if further testing is necessary. In fiscal 2020, the Company evaluated triggers for asset impairment three times. During two of the three assessments, it was determined that there were no triggering events requiring further review of its assets groups. The fourth quarter assessment resulted in further evaluation. Certain qualitative factors, such as the reduction on future forecasted sales due to the reduction of committed orders by certain customers triggered a recoverability test on its Orange, California ("Orange") location. The result of management's analysis on the asset group's recoverability at year-end indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

Fiscal 2019
The Company experienced three triggering events in fiscal 2019 requiring the review of two asset groups to determine if the carrying value of each asset group is recoverable. Certain qualitative factors were triggered at its Orange location. See Note 11, Commitments and Contingencies, of the consolidated financial statements, for further discussion on the evaluation of its long-lived assets as it relates to the Orange asset group. The Maniago, Italy ("Maniago") location triggered certain qualitative factors, which led to an assessment of its long-lived assets as of May 31, 2019 and September 30, 2019, respectively, due to the continued challenges on operating income trends for the respective asset group. The results of management's analysis on the asset group's recoverability at interim and at year-end, respectively, indicated that the long-lived assets and definite lived intangible assets were recoverable and did not require further review for impairment.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. With the adoption of Accounting Standard Update ("ASU") 2017-04, Step 2 has been eliminated from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles, of the consolidated financial statements for further discussion of the July 31, 2020 and 2019 annual impairment test results and its interim goodwill test performed as of May 31, 2019 for one of its reporting units.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

I. NET INCOME (LOSS) PER SHARE
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

	September 30,
	2020	2019
Net income (loss)	$9,191	$(7,506)

Weighted-average common shares outstanding (basic)	5,661	5,566
Effect of dilutive securities:
Restricted shares	120	—
Performance shares	10	—
Weighted-average common shares outstanding (diluted)	5,791	5,566

Net income (loss) per share – basic:	$1.62	$(1.35)

Net income (loss) per share – diluted:	$1.59	$(1.35)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	207	196

J. REVENUE RECOGNITION
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

K. LEASES
The Company has implemented ASU 2016-02, "Leases (Topic 842)" and ASU 2018-11, "Leases (Topic 842) Targeted Improvements," (collectively with ASU 2016-02, "Topic 842"), which was adopted on October 1, 2019 using the cumulative-effect adjustment transition method. Significant changes to the Company's accounting policies as a result of adopting Topic 842 are referenced in Note 1, Summary of Significant Accounting Policies - Impact of Recently Adopted Accounting Standards and in Note 10, Leases.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

L. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
The Company adopted Topic 842 as of October 1, 2019, using the cumulative effective method. Under the transition method selected by the Company, leases that are not short-term in nature existing at, or entered on October 1, 2019 were required to be recognized and measured. Prior period amounts were not adjusted and continue to be reflected with the Company's historical accounting. The adoption of Topic 842 resulted in the Company recording right-of-use ("ROU") assets and operating lease liabilities of approximately $18,059 to the consolidated balance sheet as of October 1, 2019, with no related impact on the Company's consolidated statement of comprehensive income (loss) or consolidated statement of cash flows.

M. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
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

In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective beginning October 1, 2021. The Company continues to evaluate the effect adopting this ASU will have on the Company's results within the consolidated statements of operations and financial condition.

N. USE OF ESTIMATES
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

O. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2020 and 2019.

P. DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Q. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2020	2019
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(5,257)	$(5,667)
Net retirement plan liability adjustment, net of income tax benefit of $(3,758) and $(3,758), respectively	(8,211)	(7,642)
Total accumulated other comprehensive loss	$(13,468)	$(13,309)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(4,955)	$(3,674)	$(8,629)
Other comprehensive loss before reclassifications	(712)	(4,643)	(5,355)
Amounts reclassified from accumulated other comprehensive income	—	675	675
Net current-period other comprehensive loss	(712)	(3,968)	(4,680)

Balance at September 30, 2019	(5,667)	(7,642)	(13,309)
Other comprehensive income (loss) before reclassifications	410	(1,560)	(1,150)
Amounts reclassified from accumulated other comprehensive income	—	991	991
Net current-period other comprehensive income (loss)	410	(569)	(159)
Balance at September 30, 2020	$(5,257)	$(8,211)	$(13,468)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2020 and 2019:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2020	2019	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$—	$—	(1)
Net actuarial gain (loss)	(808)	(4,214)	(1)
Settlements/curtailments	239	246	(1)
	(569)	(3,968)	Total before taxes
	—	—	Income tax expense
	$(569)	$(3,968)	Net of taxes

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 8, Retirement Benefit Plans, of the consolidated financial statements for further information.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

R. INCOME TAXES
The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s Irish and Italian subsidiaries also file tax returns in their respective jurisdictions.

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

The Tax Cut and Jobs Act (the "Act") includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI was effective for the Company starting in fiscal 2019. The Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

T. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Plan Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"). The Company recognizes share-based expense within selling, general, and administrative expense.

U. GOING CONCERN
In accordance with ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See Note 5, Debt, for further discussion regarding the Company's Credit Agreement, which matures in fewer than 12 months and management's plan related to going concern.

2. Inventories

Inventories at September 30 consist of:

	2020	2019
Raw materials and supplies	$6,548	$4,512
Work-in-process	3,786	2,721
Finished goods	5,235	3,276
Total inventories	$15,569	$10,509

If the FIFO method had been used for the entire Company, inventories would have been $8,286 and $8,296 higher than reported at September 30, 2020 and 2019, respectively. LIFO benefit was $10 and $75 in fiscal 2020 and 2019, respectively.
There was no LIFO liquidation in fiscal 2020. In fiscal 2019, results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of approximately $340 during fiscal 2019. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2020	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$1,876	$1,729	$—	$(12)	$135
Technology asset	5 years	1,869	1,843	—	(24)	2
Customer relationships	10 years	13,589	11,833	—	(3)	1,753
Total intangible assets		$17,334	$15,405	$—	$(39)	$1,890

September 30, 2019
Intangible assets:
Trade name	8 years	$1,876	$1,503	$—	$(13)	$360
Technology asset	5 years	1,869	1,544	—	(28)	297
Customer relationships	10 years	13,589	10,859	—	(67)	2,663
Total intangible assets		$17,334	$13,906	$—	$(108)	$3,320

The amortization expense on identifiable intangible assets for fiscal 2020 and 2019 was $1,497 and $1,648, respectively.

Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2021	$1,009
Fiscal year 2022	327
Fiscal year 2023	250
Fiscal year 2024	177
Fiscal year 2025	127

Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired.

The Company uses a fair value measurement approach which combines the income (discounted cash flow method) and market valuation (market comparable method) techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparable, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions (Level 3 inputs).

Although the Company believes its assumptions are reasonable, actual results may vary significantly and may expose the Company to material impairment charges in the future.  The methodology for determining fair values was consistent for the periods presented.
2020 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2020 for the Cleveland, Ohio ("Cleveland") reporting unit, it was determined that the fair value of the reporting unit exceeds the carrying value. No impairment charge as of September 30, 2020.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

2019 Annual Goodwill Impairment Tests
During the third quarter of fiscal 2019, management reviewed qualitative factors under ASC 350 ("Topic 350"), which triggered an interim goodwill assessment as of May 31, 2019 for its Maniago reporting unit. Certain qualitative factors, such as lower sales due to the soft energy market and continued under-performance relative to projected future operating results were factors that led the Company to perform an interim assessment of goodwill.
Upon completion of the interim impairment test performed in fiscal 2019 for the Maniago reporting unit, it was determined that the fair value of the reporting unit for Maniago did not exceed the carrying value, which resulted in a full write-down of the reporting unit's goodwill in the third quarter of fiscal 2019 in the amount of $8,294 (non-cash charge).
Upon completion of the annual impairment testing for the Cleveland reporting unit, it was determined that the fair value of the reporting unit exceeds the carrying value. As such, no additional impairment of goodwill existed as of September 30, 2019.

Goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2018	$12,020
Goodwill impairment adjustment	(8,294)
Currency translation	(233)
Balance at September 30, 2019	3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2020	$3,493

4.     Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2020	2019
Accrued employee compensation and benefits	$5,476	$4,238
Accrued workers’ compensation	546	181
Contract liabilities	636	382
Other accrued liabilities	1,632	756
Total accrued liabilities	$8,290	$5,557

5.    Debt
Debt at September 30 consists of:

	2020	2019
Revolving credit agreement	$12,870	$15,542
Foreign subsidiary borrowings	5,759	6,592
Capital lease obligations	80	138
Other, net of unamortized debt issuance cost $(20) and $(25)	5,911	1,108
Total debt	24,620	23,380

Less – current maturities	(20,014)	(21,328)
Total long-term debt	$4,606	$2,052

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Credit Agreement and Security Agreement of 2018
On August 8, 2018, the Company entered into an asset-based Credit Agreement ("Credit Agreement") and a Security Agreement (“Security Agreement”) with its current lender. The Credit Agreement matures on August 6, 2021 and is comprised of a senior secured revolving credit facility with a maximum borrowing of $30,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the existing lender or upon additional lenders joining the Credit Agreement. The terms of the Credit Agreement contain both a lock box arrangement and subjective acceleration clause. As a result, the amount outstanding on the revolving credit facility is classified as a short-term liability. The proceeds from the Credit Agreement were used to pay fees and expenses incurred in connection with entering into the Credit Agreement and continue to be used for working capital purposes and general corporate purposes.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1 to 1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. See discussion below regarding the Fourth Amendment (the "Fourth Amendment") to the Credit Agreement and Security Agreement discussion, which revises the provision related to FCCR.
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
On September 20, 2019, the Company entered into a Fourth Amendment with its Lender. As previously stated, the Company is subject to certain customary loan covenants if availability is less than or equal to 12.5% of the revolving commitment for three or more business days in any consecutive 30 day period; however, the Fourth Amendment to the Credit Agreement resulted in the reduction of its availability from 12.5% of the revolving commitment to 10% of the lesser of the collateral or total revolving commitment, with a $2,000 floor through June 30, 2020. This previous requirement prior to the Fourth Amendment reset on July 1, 2020. As of September 30, 2020 and 2019, the total collateral was $26,964 and $24,000, respectively, and the revolving commitment was $35,000 for both periods. Total availability at September 30, 2020 and 2019 was $13,284 and $7,709, respectively, which exceed both the collateral and total commitment threshold. If availability had fallen short, the Company would be required to meet the FCCR covenant, which must not be less than 1.1 to 1.0. Because the availability was greater than the 12.5% of the revolving commitment as of September 30, 2020, the FCCR calculation was not required.
Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.50% spread, which was 1.7% and 3.6% at September 30, 2020 and 2019, respectively. The Export Credit Agreement has a rate based on LIBOR plus a 1.00% spread at September 30, 2020 and 1.25% spread at September 30, 2019, which was 1.2% and 3.4% at September 30, 2020 and 2019, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company's Credit Agreement is set to mature within the next twelve months. Absent being able to refinance, the reporting entity would not be able to meet its obligations within the next year. Although there is no assurance that management will be successful in completing such refinancing or that such refinancing will be on terms similar to the current Credit Agreement or otherwise satisfactory to management, management intends to refinance its Credit Agreement with its Lender and is deemed probable of being implemented which would mitigate any adverse conditions.
Foreign subsidiary borrowings
Foreign debt at September 30 consists of:

	2020	2019
Term loan	$2,670	$2,318
Short-term borrowings	2,620	3,744
Factor	469	530
Total debt	$5,759	$6,592

Less – current maturities	(3,544)	(5,501)
Total long-term debt	$2,215	$1,091

Receivables pledged as collateral	$1,859	$672

Interest rates are based on Euribor rates plus spread which range from 1.0% to 4.2%. In December 2018, Maniago entered into a six month short-term debt arrangement with one of its lenders in the amount of $1,137, to be used for working capital purposes, which has been repaid as of the end of the fiscal year 2019. In September 2020, Maniago entered into a long-term term debt agreement in the amount of $1,465, which was used to repay existing debt and for working capital purposes. The long-term loan repayment schedule is over a 72 month period and has a rate based on EURIBOR plus 3.20% spread, which was 2.7% at September 30, 2020. To assist with the preservation of liquidity and uncertainty of COVID-19, subsequent to September 30, 2020, Maniago finalized with certain lenders a deferment of payments ranging between 6 to 12 months which has been reflected within the future minimum payment schedule.

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

Payments on long-term debt under the foreign term debt and other debt (excluding finance lease obligations, see Note 10, Leases, of the consolidated financial statements) over the next 5 years are as follows:

Minimum long-term debt payments

2021	$3,995
2022	2,789
2023	595
2024	575
2025	381
thereafter	266
Total Minimum long-term debt payments	$8,601

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which are included in the consolidated balance sheet as a deferred charge in other current assets, net of amortization of $205 and $106 at September 30, 2020 and 2019, respectively.
Other
In response to the economic uncertainty created by the COVID-19 pandemic, as described above in Note 1, Summary of Significant Accounting Policies, and taking into consideration the Company’s market capitalization, status as a smaller reporting company, and uncertainties and volatility in, and disruptions to, the capital markets, as well as the terms of the Company’s Credit Agreement, the Company applied for and received funds under Paycheck Protection Program (or "PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025 and a two year term. The interest rate on the PPP Loan is 0.98%, which was deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and were used for payroll, interest on mortgage obligations, rents on leases and utility payments. The Company repaid $261 of proceeds back to its lender, leaving a remaining balance of $4,764, of which $3,176 will be paid in the next twelve months and the remaining $1,588 in the following twelve months after, pending any forgiveness of such loan, as described below.

Under the terms of the CARES Act, PPP Loan recipients can apply for and potentially be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Although the Company intends to file for forgiveness, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of September 30, 2020, the Company is waiting for further guidance regarding how to apply for the forgiveness for all or a portion of the PPP loan.

6.    Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:.

	Years Ended September 30,
	2020	2019

Commercial revenue	$48,335	$54,999
Military revenue	65,238	57,455
Total	$113,573	$112,454

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table represents revenue by the various components:

	Years Ended September 30,
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$52,039	$52,895
Rotorcraft	31,454	23,602
Energy components for power generation units	16,682	17,646
Commercial product and other revenue	13,398	18,311
Total	$113,573	$112,454

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Years Ended September 30,
Net Sales	2020	2019
North America	$98,144	$95,667
Europe	15,429	16,787
Total	$113,573	$112,454

In addition to the disaggregating revenue information provided above, approximately 59% and 56% of total net sales as of September 30, 2020 and 2019, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over time, a contract asset is established as revenue that is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the satisfaction of the performance obligation occurs over time, the contract liability is reversed over the course of production. If the satisfaction of the performance obligation is point in time, the contract liability reverses upon shipment.

The following table contains a roll forward of contract assets and contract liabilities for the period ended September 30, 2020 and 2019:

Contract assets - Beginning balance, October 1, 2018	$10,140
Additional revenue recognized over-time	62,499
Less amounts billed to the customers	(62,290)
Contract assets - Ending balance, September 30, 2019	$10,349
Additional revenue recognized over-time	67,043
Less amounts billed to the customers	(65,395)
Contract assets - Ending balance, September 30, 2020	$11,997

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2018	$—
Payments received in advance of performance obligations	(2,000)
Performance obligations satisfied	1,618
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2019	$(382)
Payments received in advance of performance obligations	(865)
Performance obligations satisfied	611
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2020	$(636)
There were no impairment losses recorded on contract assets during the year ended September 30, 2020 and 2019, respectively.

Remaining performance obligations
As of September 30, 2020 and 2019, the Company has $91,135 and $117,600, respectively, of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

7.     Income Taxes

The components of income (loss) before income tax benefit are as follows:

	Years Ended September 30,
	2020	2019
U.S.	$10,071	$3,416
Non-U.S.	(1,091)	(11,623)
Income (loss) before income tax benefit	$8,980	$(8,207)

Income tax benefit consist of the following:

	Years Ended September 30,
	2020	2019
Current income tax provision (benefit):
U.S. federal	$—	$—
U.S. state and local	19	(27)
Non-U.S.	192	(109)
Total current tax provision (benefit)	211	(136)
Deferred income tax provision (benefit):
U.S. federal	10	8
U.S. state and local	1	2
Non-U.S.	(433)	(575)
Total deferred tax provision (benefit)	(422)	(565)
Income tax benefit	$(211)	$(701)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The income tax benefit in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2020	2019
Income (loss) before income tax benefit	$8,980	$(8,207)

Income tax provision (benefit) at U.S. federal statutory rates	$1,886	$(1,723)
Tax effect of:
Foreign rate differential	—	1,698
State and local income taxes	20	14
Federal tax credits	(135)	(144)
Valuation allowance	(2,025)	(556)
Other	43	10
Income tax benefit	$(211)	$(701)

As described above, on March 27, 2020, the CARES Act was enacted and signed into law, which includes provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not materially affect the Company’s fiscal 2020 income tax provision, deferred tax assets and liabilities, or related taxes payable. The Company continues to assess the future implications of these provisions within the CARES Act on its consolidated financial statements but does not expect the impact to be material.
Deferred tax assets and liabilities at September 30 consist of the following:

	2020	2019
Deferred tax assets:
Net U.S. operating loss carryforwards	$3,543	$5,002
Net non-U.S. operating loss carryforwards	789	866
Employee benefits	2,688	2,456
Inventory reserves	1,049	970
Allowance for doubtful accounts	73	144
Intangibles	2,197	2,535
Foreign tax credits	1,724	1,724
Other tax credits	1,359	1,232
Other	1,171	918
Total deferred tax assets	14,593	15,847
Deferred tax liabilities:
Depreciation	(8,653)	(8,135)
Prepaid expenses	(376)	(192)
Other	(1,635)	(1,681)
Total deferred tax liabilities	$(10,664)	$(10,008)
Net deferred tax assets	3,929	5,839
Valuation allowance	(5,329)	(7,557)
Net deferred tax liabilities	(1,400)	(1,718)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

At September 30, 2020, the Company has a non-U.S. tax loss carryforward of approximately $6,141 related to the Company’s non-operating and Italian subsidiaries. The Company's non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. Additionally, a valuation allowance has been recorded in fiscal 2020 against a portion of the deferred tax asset related to the Italian tax loss carryforward that was not considered realizable. The non-operating and Italian tax loss carryforwards do not expire.
The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2028, $1,182 of U.S. general business tax credits that are subject to expiration in 2035-2040, and $12,943 of U.S. Federal tax loss carryforwards with $9,622 subject to expiration in fiscal 2037 and $3,321 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.
In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $25,782 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2021-2039. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.
As of fiscal 2020, the valuation allowance on the Company’s U.S. net deferred tax assets is $5,329. Each reporting period, the Company assesses available positive and negative evidence and estimate in determining the realizability of its deferred tax assets. Through fiscal 2019, the Company’s history of U.S. operating losses has resulted in significant negative evidence requiring a full valuation allowance to be recorded against the U.S. net deferred tax assets. Recent positive evidence includes profitable fiscal 2020 U.S. results, however, there continues to be uncertainty as a result of the ongoing COVID-19 pandemic. Accordingly, the Company has maintained a full valuation allowance on its U.S. net deferred tax assets in fiscal 2020. However, it is reasonably possible that sufficient positive evidence required to release all, or a portion, of the valuation allowance in the U.S. will exist within the next 12 months.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2020 and 2019. If recognized, $22 of the fiscal 2020 uncertain tax positions would impact the effective tax rate. As of September 30, 2020, the Company had accrued interest of $14 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2020	2019
Balance at beginning of year	$22	$53
Decrease due to lapse of statute of limitations	—	(31)
Balance at end of year	$22	$22
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2017, state and local income tax examinations for fiscal years prior to 2014, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.
The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2020, the Company's non-U.S. subsidiaries had accumulated deficits of approximately $485. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

8.     Retirement Benefit Plans

Defined Benefit Plans
The Company and certain of its subsidiaries sponsor four defined benefit pension plans covering some of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003. Benefit accruals ceased in March 2003. A second defined benefit plan covered employees at a business location that closed in December 2013, at which time benefits accruals ceased. The third defined pension plan covers one of the Company's union groups at the Cleveland location. See Notes 11 and 12, Commitment and Contingencies and Business information, for further discussion regarding its union status. Benefits accruals under this plan ceased in March 2020, when the then-current union disclaimed all interest in the bargaining unit. Curtailment occurred; however, there was no impact to consolidated financial statements. A new union has been certified and collective bargaining is underway. Such bargaining will determine whether benefit accruals under this plan will resume or whether retirement benefits will be provided through a defined contribution plan. The Company sponsors a fourth defined benefit plan for certain employees at its Maniago location. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and its liability is measured as the actuarial present value of the vested benefits to which the employees would be entitled if they separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2020	2019
Service cost	$341	$299
Interest cost	832	1,055
Expected return on plan assets	(1,453)	(1,573)
Amortization of net loss	752	429
Settlement cost	239	246
Net pension expense for defined benefit plans	$711	$456
The status of all defined benefit pension plans at September 30 is as follows:

	2020	2019
Benefit obligations:
Benefit obligations at beginning of year	$30,548	$27,437
Service cost	341	299
Interest cost	832	1,055
Actuarial loss	2,037	3,691
Benefits paid	(1,965)	(1,914)
Currency translation	—	(20)
Benefit obligations at end of year	$31,793	$30,548
Plan assets:
Plan assets at beginning of year	$20,970	$22,052
Actual return on plan assets	1,930	622
Employer contributions	674	210
Benefits paid	(1,965)	(1,914)
Plan assets at end of year	$21,609	$20,970

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2020	2019
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(10,211)	$(9,574)
Amounts recognized in accumulated other comprehensive loss:
Net loss	11,973	11,404
Net amount recognized in the consolidated balance sheets	$1,762	$1,830
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(10,165)	(9,528)
Accumulated other comprehensive loss – pretax	11,973	11,404
Net amount recognized in the consolidated balance sheets	$1,762	$1,830

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs during fiscal 2021 are as follows:

	Plans in which Assets Exceed Benefit Obligations	Plans in which Benefit Obligations Exceed Assets
Net loss	$—	$844

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2020	2019
Discount rate for liabilities	2.3%	2.9%
Discount rate for expenses	2.9%	4.2%
Expected return on assets	7.2%	7.5%
The Company holds investments in pooled separate accounts and common/collective trusts, in which the fair value of assets of the underlying funds are determined in the following ways:

•U.S. equity securities are comprised of domestic equities that are priced using the closing price of the applicable nationally recognized stock exchange, as provided by industry standard vendors such as Interactive Data Corporation.

•Non-U.S. equity securities are comprised of international equities. These securities are priced using the closing price from the applicable foreign stock exchange.

•U.S. bond funds are comprised of domestic fixed income securities. Securities are priced by industry standards vendors, such as Interactive Data Corporation, using inputs such as benchmark yields, reported trades, broker/dealer quotes, or issuer spreads.

◦Included as part of the U.S. bond funds, are private placement funds, for which fair market value is not always commercially available, the fair value of these investments is primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private-market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

•Non-U.S. bond funds are comprised of international fixed income securities. Securities are priced by Interactive Data Corporation, using inputs such as benchmark yields, reported trades, broker/dealer quotes, or issuer spreads.

•Stable value fund is comprised of short-term securities and cash equivalent securities, which seek to provide high current income consistent with the preservation of principal and liquidity. As permitted under relevant securities laws, securities in this type of fund are valued initially at cost and thereafter adjusted for amortization of any discount or premium.

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

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2020 and 2019:

September 30, 2020	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$175	$175	$—
Large blend	9,334	9,334	—
Large growth	1,109	1,109	—
Mid blend	176	176	—
Small blend	224	224	—
Non-U.S. equity securities:
Foreign large blend	1,603	1,603	—
Diversified emerging markets	50	50	—
U.S. debt securities:
Inflation protected bond	1,028	1,028	—
Intermediate term bond	7,479	5,381	2,098
High inflation bond	178	178	—
Non-U.S. debt securities:
Emerging markets bonds	106	106	—
Stable value:
Short-term bonds	147	147	—
Total plan assets at fair value	$21,609	$19,511	$2,098

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

September 30, 2019	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$435	$435	$—
Large blend	9,368	9,368	—
Large growth	625	625	—
Mid blend	163	163	—
Small blend	159	159	—
Non-U.S. equity securities:
Foreign large blend	1,607	1,607	—
Diversified emerging markets	17	17	—
U.S. debt securities:
Inflation protected bond	1,100	1,100	—
Intermediate term bond	6,974	4,969	2,005
High inflation bond	173	173	—
Non-U.S. debt securities:
Emerging markets bonds	106	106	—
Stable value:
Short-term bonds	243	243	—
Total plan assets at fair value	$20,970	$18,965	$2,005

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2020 and 2019 were as follows:

	2020	2019
Balance at beginning of year	$2,005	$1,815
Actual return on plan assets	128	190
Purchases and sales of plan assets, net	(35)	—
Balance at end of year	$2,098	$2,005

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2020	2019
U.S. equities	51%	51%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	40%	39%	20% to 70%
Non-U.S. debt securities	—%	1%	0% to10%
Other securities	1%	1%	0% to 60%
Total	100%	100%
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

The Company anticipates making approximately $245 in contributions to its defined benefit pension plans during fiscal 2021. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2021. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2021	$2,332
2022	1,884
2023	1,886
2024	1,836
2025	1,926
2026-2030	8,432

Multi-Employer Plan
The Company contributes to one (1) U.S. multi-employer retirement plan for certain union employees, as follow:

Pension Fund	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company		Surcharge Imposed	Expiration of Collective Bargaining Agreement
	2020	2019		2020	2019
Fund ¹	N/A	Red	Implemented	$—	$55	Yes	5/31/2020

¹ The fund is the IAM National Pension Fund – EIN 51-6031295 / Plan number 2. The IAM National Pension Fund ("IAM plan") utilized the special 30-year amortization provided by Public law 111-192, section 211 to amortize its losses from 2008.
The plan's year-end to which the zone status relates is December 31, 2018.

Under the Pension Protection Act of 2006 and extended by the Multi-employer Pension Reform Act of 2014, certain safeguards were implemented to inform participants about the financial health of pension plan. The Company received the zone status notice from the IAM plan. The notice states the plan is well funded at 89%; however, the IAM Plan's Board of Trustees voluntarily elected to place the plan in the Red Zone, which deems it to be in critical status for 2019 due to decline of the IAM Plan's credit balance and challenging investment environment. As such, all participating employers were required by regulation to begin contributing 5% Pension Protection Act ("PPA") contribution surcharges effective June 1, 2019. The Company began contributing the surcharges during fiscal 2019.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

As noted within Note 12, Business Information, the bargaining unit that participated in this multi-employer plan ratified a new collective bargaining agreement in December 2019. Included within this agreement was a provision to withdraw from the existing multi-employer plan effective December 31, 2019. The withdrawal resulted in a withdrawal liability of $739, which was recorded within the costs of goods sold line of the consolidated statements of operations and is included in other long-term liabilities. The liability is payable in quarterly installments over the next 20 years. The next four quarterly installments are recorded in accrued liabilities of the consolidated balance sheet.

The Company withdrew from the multi-employer plan to mitigate the risks associated with these plans. Subsequent to the withdrawal, the remaining risk to the Company is the potential occurrence of a "mass withdrawal" of all participating employers within three years of the Company's withdrawal date, in which case the Company could be assessed additional withdrawal liability.

Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2020 and 2019 was $648 and $470, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2020 and 2019.

Effective January 1, 2020, the Company sponsors a defined contribution plan for the Cleveland bargaining unit that withdrew from the multi-employer plan, as described above. The Company's makes a non-elective contribution equal to $1.50 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company non-elective contribution expense was $56 in fiscal 2020.

The Company sponsors a defined contribution plan for certain of its Maniago union employees. The plan is a severance entitlement payable plan to Italian employees based on local government laws, which qualifies as a defined contribution plan.
9. Stock-Based Compensation
The Company has awarded performance and restricted shares under its shareholder-approved amended and restated 2007 Plan, which was further amended and restated under the 2016 Plan. At the Annual Meeting of Shareholders held on January 30, 2020, the shareholders of the Company approved the first amendment (the "Amendment") to the 2016 Plan. The Amendment increased the number of shares available for award under the 2016 Plan by 550 shares. The aggregate number of shares that may be awarded by the Company was increased to 1,196 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares, pursuant to the 2016 Plan. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from the date of grant.

The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the granting of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 200% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives. Beginning in fiscal 2020, the maximum shares that may be achieved was reduced to 150% of target.

With respect to such performance shares, compensation expense is accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for one of its tranches of awards as it has concluded it is probable that the performance criteria for that award will be met. The Company is not currently recognizing compensation expense for two tranches of awards as it has concluded it is not probable it will meet the performance criteria for those awards. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

performance, which impacts the number of shares that it expects to vest up on the completion of a performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
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

If all outstanding share awards are ultimately earned and issued at the target number of shares, then at September 30, 2020 there are approximately 589 shares that remain available for award under the 2016 Plan. If any of the outstanding share awards are ultimately earned and issued at greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $398 and $511 for fiscal 2020 and 2019, respectively. As of September 30, 2020, there was $359 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.0 year.

The following is a summary of activity related to performance and restricted shares:

	2020		2019
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	331	$5.33	271	$7.20
Restricted shares awarded	145	3.25	108	3.84
Restricted shares earned	(87)	4.42	(77)	7.74
Performance shares awarded	47	2.50	87	4.73
Performance shares earned	—	—	—	—
Awards forfeited	(65)	5.70	(58)	7.29
Outstanding at end of year	371	$4.14	331	$5.33

10. Leases
The adoption of Topic 842 requires lessees to recognize a ROU asset and a lease liability on the consolidated balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, machinery and office equipment. The Company determines if a contract contains a lease based on whether the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated balance sheets.

The Company has remaining lease terms ranging from one to 16 years, some of which include options to renew the lease. The total lease term is determined by considering the initial lease term per the lease agreement, which is adjusted to include any renewal options that the Company is reasonably certain to exercise as well as any period that the Company has control before the stated initial term of the agreement. If the Company determines there exists a reasonable certainty of exercising termination or early buyout options, then the lease terms are adjusted to account for these facts. A portion of our real estate leases include rents that are generally subject to annual changes in the Consumer Price Index ("CPI"). Such changes to the CPI are treated as variable lease payments.

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

The components of lease expense were as follows:

Year Ended September 30, 2020
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$55
Interest on lease liabilities	5
Operating lease expense:	2,173
Variable lease cost:	157
Total lease expense	$2,390

The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2020
Assets:
Finance lease assets	Property, plant and equipment, net	$89
Operating lease assets	Operating lease right-of-use assets, net	17,021
Total lease assets		$17,110

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$58
Operating lease liabilities	Short-term operating lease liabilities	991
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	22
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	16,188
Total lease liabilities		$17,259

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Supplemental cash flow and other information related to leases were as follows:

September 30, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,173
Operating cash flows from finance leases	5
Financing cash flows from finance leases	57
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$278

September 30, 2020
Weighted-average remaining lease term (years):
Finance leases	1.64
Operating leases	15.15
Weighted-average discount rate:
Finance leases	4.84%
Operating leases	5.89%

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Year ending September 30,	Finance Leases	Operating Leases
2021	$55	$1,939
2022	21	1,687
2023	6	1,624
2024	—	1,639
2025	—	1,635
Thereafter	—	17,515
Total lease payments	$82	$26,039
Less: Imputed interest	(2)	(8,860)
Present value of lease liabilities	$80	$17,179

As previously disclosed in the Company's 2019 Annual Report on Form 10-K, the Company recorded rent expense of $2,391 in fiscal 2019 and under the previous lease accounting standard, future minimum lease payments under initial or remaining non-cancellable lease terms in excess of one year would have been as follows:

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

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020, following a brief delay caused by COVID-19 closures and restrictions. Class action notices were sent at the end of September. The Company recorded an additional $65 in fiscal 2020 as part of the estimated loss and had previously recorded an estimated loss of $250 as of September 30, 2019.
During fiscal 2020, the Company received notice from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing certain hourly employees at the Company’s Cleveland facility. Subsequently, the International Brotherhood of Boilermakers Union filed a petition to represent this same group of hourly employees. A mail ballot election took place in June and the National Labor Relations Board certified the International Brotherhood of Boilermakers as the elected representative of the Company’s hourly production employees.  The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement.
In fiscal 2020, the Company continued to make significant progress in its restoration of its operations at the manufacturing facility at the Company's Orange location, which was damaged by a fire that occurred in fiscal 2019. As part of these efforts, the Company continued to actively work with its insurance carrier to obtain insurance proceeds in order to restore its Orange location to full service as safely and quickly as possible, following the fire. The Company relocated a press to Orange from a temporary Michigan location in November 2019, which was placed into service in March 2020, and two other presses were brought into service at the Orange location, one in December 2019 and the second at the end of July 2020. Restoration of the building structure is nearly complete. As of the September 30, 2020, Orange had six out of eight presses in production. Two of

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

the six presses damaged in the fire are still in the restoration process. The Company anticipates to have those restored within the first half of fiscal 2021; however, no assurances can be made that the restoration will be completed within such timeframe.

As of September 30, 2020, the Company recognized insurance proceeds of $8,974, of which $7,427 out of the $10,927 received pertains to fiscal 2020. As of September 30, 2019, the Company recognized insurance proceeds of $11,986, of which $8,486 had been received. As the fire damaged a building leased by the Company, pursuant to the terms of the lease agreement, the Company was responsible to restore the property to full replacement value. With the Company being fully insured, the restoration of the property was covered by insurance and the insurance carrier has separately funded payments of insurance proceeds as of September 30, 2020 and 2019, respectively, directly to the landlord for the restoration of the building as prescribed under the lease arrangement in the amount of $713 and $2,878, respectively. The table below reflects the receipt of proceeds and how they were disbursed as of September 30, 2020 and 2019, respectively. Any additional recoveries in excess of recognized losses are treated as gain contingencies and will be recognized when the gain is realized or realizable. The Company maintains business interruption insurance coverage and continues to work with the insurance company to reach an agreement on the recoverable amounts of business interruption expenses. As noted within the tables below, payments totaling $1,219 and $1,168 were made towards this coverage as of September 30, 2020 and 2019 and are reflected within the cost of goods sold line within the consolidated financial statements.

Balance sheet (Other receivables):

September 30, 2018	$—
Cash received	(8,486)
Capital expenditures (equipment)	8,355
Other expenses	2,463
Business interruption	1,168
September 30, 2019	$3,500

Balance sheet (Other receivables):

September 30, 2019	$3,500
Cash received	(10,927)
Capital expenditures (equipment)	5,874
Other expenses	1,881
Business interruption	1,219
September 30, 2020	$1,547

The following table reflects how the proceeds received impacted the consolidated statements of operations as of September 30,

	Year Ended September 30, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$96,711	$(3,100)	$93,611
Gain on insurance recoveries	$—	(5,874)	$(5,874)
Income before income tax benefit	$6	(8,974)	$8,980

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Year Ended September 30, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$105,448	$(3,631)	$101,817
Loss (gain) on insurance recoveries	$1,102	(8,355)	$(7,253)
Loss before income tax benefit	$(20,193)	(11,986)	$(8,207)

Included in the September 30, 2019 loss (gain) on insurance proceeds in the consolidated statements of operations is approximately $1,107 in impairment charges for the equipment damaged by the fire offset by insurance proceeds received. In fiscal 2019, the Company performed a separate evaluation of the long-lived assets that were not damaged in the fire. In accordance with Topic 360, the fire resulted in a triggering event as of December 31, 2018, requiring an interim assessment to determine if the carrying amount of long-lived assets are recoverable. As noted within Topic 360, an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The results of management's analysis indicated that the remaining long-lived assets as of December 31, 2018 were recoverable and continued to be as of September 30, 2019.

12. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 72% of consolidated net sales in fiscal 2020 and 2019. No other single country represents greater than 10% of consolidated net sales in fiscal 2020 and 2019. Net sales to unaffiliated customers located in various European countries accounted for 14% and 15% of consolidated net sales in fiscal 2020 and 2019, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 8% and 6% of consolidated net sales in fiscal 2020 and 2019, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiary located in Maniago, Italy. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2020 was $21,989 compared with $20,986 as of September 30, 2019.

	2020	2019
Long-Lived Assets
United States	$56,134	35,079
Europe	10,607	11,562
	$66,741	46,641

At September 30, 2020, approximately 203 of the hourly plant personnel are represented by three separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio (unit 1)	May 15, 2025
Cleveland, Ohio (unit 2)	May 31, 2020
Maniago, Italy	December 31, 2019

The Company is a party to collective bargaining agreements ("CBA") with certain employees located in Cleveland, which has two bargaining units. The Company entered into early negotiations and ratified its CBA with one such unit in December 2019. The second bargaining unit received notice in the second quarter of fiscal 2020 from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing the unit. In the same quarter, the International Brotherhood of Boilermakers Union filed a petition to represent the unit. In June 2020, the National Labor Relations Board certified the International Brotherhood of Boilermakers as the elected representative of the Company’s second bargaining group. Negotiations with this bargaining group are ongoing and the workforce continues to work under existing

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

terms and conditions. The Maniago location is party to the National Collective Agreement in Metalworking, which expired in December 2019. Negotiations have been ongoing regarding such agreement and Maniago continues to apply existing terms and condition until a new agreement is reached.

13. Subsequent events
The Company has evaluated subsequent events through the date the consolidated financial statements are issued. On December 3, 2020, the Company received its final installment from its insurance claims relating to the fire at the Orange location that occurred during fiscal 2019. The amount received was $3,148 that will be realized in the first quarter of fiscal 2021.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2020 and 2019
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2020
Deducted from asset accounts
Allowance for doubtful accounts	$592	(80)	—	(263)	(a)	$249
Inventory obsolescence reserve	3,335	518	(151)	(26)	(b)	$3,676
Inventory LIFO reserve	8,296	(10)	—	—		$8,286
Deferred tax valuation allowance	7,557	(2,362)	134	—		$5,329
Accrual for estimated liability
Workers’ compensation reserve	181	703	—	(338)	(c)	$546

Year Ended September 30, 2019
Deducted from asset accounts
Allowance for doubtful accounts	$520	$39	$—	$33	(a)	$592
Inventory obsolescence reserve¹	3,556	517	(106)	(632)	(b)	3,335
Inventory LIFO reserve¹	8,371	(75)	—	—		8,296
Deferred tax valuation allowance	8,400	(1,817)	974	—		7,557
Accrual for estimated liability
Workers’ compensation reserve	136	395	—	(350)	(c)	181

¹ Due to the adoption of Topic 606, there was impact to the opening balance for these accounts.

(a) Accounts determined to be uncollectible, net of recoveries
(b) Inventory sold or otherwise disposed
(c) Payment of workers’ compensation claims

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, management concluded that our disclosure controls were not effective as of September 30, 2020 due to the material weakness in our internal control over financial reporting, as described below. Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

In response to the COVID-19 pandemic, a number of employees intermittently began working remotely during the second half of fiscal 2020. We monitored and assessed the changing business environment resulting from COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness. Management has taken measures to ensure that our disclosure controls and procedures and internal controls over financial reporting were not materially affected during this period.

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of September 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness:
•Insufficient review of specific controls associated with revenue, inventory and income taxes at the Maniago location.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weakness:

•Using a risk-based approach, management will implement additional monitoring controls through increased oversight and training local management to execute additional controls in detecting material errors.
•External resources with specialized knowledge and expertise, where appropriate, will be engaged and utilized and additional review controls will be instituted to prevent and detect material errors on a timely basis.

With the oversight of senior management and the Company's Board of Directors, the Company continues to take steps and additional measures to remediate the underlying causes of the identified material weakness, including but not limited to (i) engaging subject matter experts on an as need basis to assist management in generating accurate, transparent, and timely financial information, and (ii) continue to strengthen organizational structure including holding individuals accountable for their internal control responsibilities.

Although we expect to make meaningful progress on our remediation plan during fiscal year 2021, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2020, management remediated the outstanding material weaknesses as noted below:

•Key controls around segregation of duties and periodic access reviews within IT general and application controls for the Cleveland operation were not designed nor operating effectively.

Management concluded that the previously reported material weakness related to ineffective controls around segregation of duties and periodic access reviews within IT general and application controls for the Cleveland location was remediated. During fiscal 2020, management completed remediation efforts by designing controls and testing operating effectiveness and implementing detective and monitoring business process controls to further mitigate IT risks over financial reporting.

No material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - To Elect Seven (7) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2020.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer, and Principal Accounting Officer. The Company’s Code of Ethics is available on its website: www.sifco.com.

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	371,148	N/A	588,795

(1)Under the 2016 Plan, the aggregate number of common shares that are available to be granted is 1,196,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 10, Stock-Based Compensation, of the consolidated financial statements. These securities are issued upon meeting performance objectives.
The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2020.

Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2020.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2020 and 2019

Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2020 and 2019
Consolidated Balance Sheets—September 30, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2020 and 2019
Notes to Consolidated Financial Statements

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

10.8
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.9	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.10	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.11	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.12
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 1, 2019, and incorporated herein by reference

10.13
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.14
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.15
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.16
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

10.17
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

10.18
Fourth Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated September 24, 2019

10.19
First Amendment to the SIFCO Industries, Inc. 2007 Long-term Incentive Plan (Amended and Restated as of November 16, 2016) filed as Exhibit A of the Company's Definitive Proxy Statement dated December 16, 2019, and incorporated herein by reference

10.20
Promissory Note, dated April 10, 2020, by and between SIFCO Industries, Inc. and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated April 13, 2020, and incorporated herein by reference

*10.21	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, incorporated herein
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*21.1	Subsidiaries of Company
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2020 filed with the SEC on December 23, 2020, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2020 and 2019, (iii) Consolidated Balance Sheets at September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2020 and 2019, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2020 and 2019 and (v) the Notes to the Consolidated Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 2020 by the following persons on behalf of the Registrant in the capacities indicated.

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