Form 10-Q
period 2020-12-31
SIFCO INDUSTRIES INC
filed 2021-02-05
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2020 was 5,959,229.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2020	2019
Net sales	$25,078	$26,207
Cost of goods sold	21,155	22,883
Gross profit	3,923	3,324
Selling, general and administrative expenses	3,827	4,208
Amortization of intangible assets	269	409
Gain on insurance recoveries	(2,495)	—
Operating income (loss)	2,322	(1,293)
Interest expense	165	251
Foreign currency exchange loss, net	7	1
Other loss (income), net	62	(108)
Income (loss) before income tax benefit	2,088	(1,437)
Income tax benefit	(905)	(95)
Net income (loss)	$2,993	$(1,342)

Net income (loss) per share
Basic	$0.53	$(0.24)
Diluted	$0.51	$(0.24)

Weighted-average number of common shares (basic)	5,691	5,612
Weighted-average number of common shares (diluted)	5,890	5,612
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2020	2019
Net income (loss)	$2,993	$(1,342)
Other comprehensive income:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	287	192
Retirement plan liability adjustment, net of tax $0 and $0, respectively	211	189
Comprehensive income (loss)	$3,491	$(961)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2020	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,180	$427
Receivables, net of allowance for doubtful accounts of $275 and $249, respectively	20,982	23,225
Other receivables	648	1,547
Contract asset	11,926	11,997
Inventories, net	16,563	15,569
Refundable income taxes	103	103
Prepaid expenses and other current assets	1,929	2,338
Total current assets	53,331	55,206
Property, plant and equipment, net	44,870	44,201
Operating lease right-of-use assets, net	16,709	17,021
Intangible assets, net	1,656	1,890
Goodwill	3,493	3,493
Other assets	59	137
Total assets	$120,118	$121,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,152	$7,144
Revolver	9,147	12,870
Short-term operating lease liabilities	900	991
Accounts payable	13,095	14,002
Accrued liabilities	6,943	8,290
Total current liabilities	40,237	43,297
Long-term debt, net of current maturities	3,486	4,606
Long-term operating lease liabilities, net of short-term	16,003	16,188
Deferred income taxes	499	1,400
Pension liability	9,999	10,165
Other long-term liabilities	753	769
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,959 at December 31, 2020 and 5,916 at September 30, 2020	5,959	5,916
Additional paid-in capital	10,820	10,736
Retained earnings	45,332	42,339
Accumulated other comprehensive loss	(12,970)	(13,468)
Total shareholders’ equity	49,141	45,523
Total liabilities and shareholders’ equity	$120,118	$121,948
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,993	$(1,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,825	1,856
Amortization of debt issuance cost	26	26
Gain on insurance proceeds received	(2,495)	—
LIFO effect	128	22
Share transactions under company stock plan	127	150
Other long-term liabilities	13	(114)
Deferred income taxes	(950)	(95)
Changes in operating assets and liabilities:
Receivables	2,529	2,664
Contract assets	71	(152)
Inventories	(877)	(1,624)
Refundable income taxes	—	10
Prepaid expenses and other current assets	144	(284)
Other assets	77	(351)
Accounts payable	982	(3,314)
Other accrued liabilities	(1,620)	1,592
Accrued income and other taxes	150	(9)
Net cash provided by (used for) operating activities	3,123	(965)
Cash flows from investing activities:
Insurance proceeds received	3,452	3,500
Capital expenditures	(3,710)	(2,303)
Net cash provided by (used for) investing activities	(258)	1,197
Cash flows from financing activities:
Payments on long-term debt	(238)	(336)
Proceeds from revolving credit agreement	23,970	31,809
Repayments of revolving credit agreement	(27,694)	(30,714)
Short-term debt borrowings	2,431	981
Short-term debt repayments	(606)	(1,891)
Net cash used for financing activities	(2,137)	(151)
Increase in cash and cash equivalents	728	81
Cash and cash equivalents at the beginning of the period	427	341
Effect of exchange rate changes on cash and cash equivalents	25	7
Cash and cash equivalents at the end of the period	$1,180	$429

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(106)	$(181)
Cash paid for income taxes, net	$(11)	$(10)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2020	5,916	$5,916	$10,736	$42,339	$(13,468)	$45,523
Comprehensive income	—	—	—	2,993	498	3,491
Performance and restricted share expense	—	—	143	—	—	143
Share transactions under equity based plans	43	43	(59)	—	—	(16)
Balance - December 31, 2020	5,959	$5,959	$10,820	$45,332	$(12,970)	$49,141

	Three Months Ended December 31, 2019
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2019	5,777	$5,777	$10,438	$33,148	$(13,309)	$36,054
Comprehensive loss	—	—	—	(1,342)	381	(961)
Performance and restricted share expense	—	—	155	—	—	155
Share transactions under equity based plans	86	86	(90)	—	—	(4)
Balance - December 31, 2019	5,863	$5,863	$10,503	$31,806	$(12,928)	$35,244

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)
1.Summary of Significant Accounting Policies
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2020 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the United States ("U.S."). The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2020 Annual Report on Form 10-K.
C. Net Income/(Loss) per Share
The Company’s net income and loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net income in the current period, per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. In the prior period, due to the net loss, zero restricted shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	Three Months Ended December 31,
	2020	2019
Net Income (loss)	$2,993	$(1,342)

Weighted-average common shares outstanding (basic and diluted)	5,691	5,612
Effect of dilutive securities:
Restricted shares	161	—
Performance shares	38	—
Weighted-average common shares outstanding (basic and diluted)	5,890	5,612

Net income (loss) per share – basic:	$0.53	$(0.24)

Net income (loss) per share – diluted:	$0.51	$(0.24)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	219	194

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
2.Inventories
Inventories consist of:

	December 31, 2020	September 30, 2020
Raw materials and supplies	$7,294	$6,548
Work-in-process	3,956	3,786
Finished goods	5,313	5,235
Total inventories	$16,563	$15,569
For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 48% and 47% of the Company’s inventories at December 31, 2020 and September 30, 2020, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,414 and $8,286 higher than reported at December 31, 2020 and September 30, 2020, respectively.
3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2020	September 30, 2020
Foreign currency translation adjustment	$(4,970)	$(5,257)
Retirement plan liability adjustment, net of tax	(8,000)	(8,211)
Total accumulated other comprehensive loss	$(12,970)	$(13,468)

4.    Leases
The components of lease expense were as follows:

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Finance lease expense:
Amortization of right-of use assets on finance leases	$16	14
Interest on lease liabilities	1	2
Operating lease expense:	549	537
Variable lease cost:	35	39
Total lease expense	$601	$592

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification to the consolidated condensed balance sheets	December 31, 2020	September 30, 2020
Assets:
Finance lease assets	Property, plant and equipment, net	$75	$89
Operating lease assets	Operating lease right-of-use assets, net	16,709	17,021
Total lease assets		$16,784	$17,110

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$56	$58
Operating lease liabilities	Short-term operating lease liabilities	900	991
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	14	22
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	16,003	16,188
Total lease liabilities		$16,973	$17,259

Supplemental cash flow and other information related to leases were as follows:

	December 31, 2020	December 31, 2019
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$551	$537
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	14	14
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	—

	December 31, 2020	September 30, 2020
Weighted-average remaining lease term (years):
Finance leases	1.4	1.6
Operating leases	14.9	15.2
Weighted-average discount rate:
Finance leases	4.7%	4.8%
Operating leases	5.9%	5.9%

Future minimum lease under non-cancellable leases at December 31, 2020 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2021 (excluding the three months ended December 31, 2020)	46	1,392
2022	21	1,690
2023	4	1,624
2024	—	1,639
2025	—	1,636
Thereafter	—	17,540
Total lease payments	$71	$25,521
Less: Imputed interest	(1)	(8,618)
Present value of lease liabilities	$70	$16,903

5.    Debt
Debt consists of:

	December 31, 2020	September 30, 2020
Revolving credit agreement	$9,147	$12,870
Foreign subsidiary borrowings	7,883	5,759
Finance lease obligations	70	80
Other, net of unamortized debt issuance costs $(18) and $(20), respectively	5,685	5,911
Total debt	22,785	24,620

Less – current maturities	(19,299)	(20,014)
Total long-term debt	$3,486	$4,606
Credit Agreement and Security Agreement of 2018
The Company's asset-based Credit Agreement ("Credit Agreement"), Security Agreement (“Security Agreement”) and Export Credit Agreement (the "Export Credit Agreement") are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. The $35,000 Credit Agreement consists of (i) a senior secured revolving credit facility with a maximum borrowing of $30,000, and (ii) a revolving commitment through the Export Credit Agreement of $5,000 which lends amounts to the Company on foreign receivables. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the lender under the Credit Agreement (the "Lender") or upon additional lenders joining the Credit Agreement. The Credit Agreement matures on August 6, 2021.
The Credit Agreement contains affirmative and negative covenants and events of defaults. As set forth in the Credit Agreement, the Company is required to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. The total collateral at December 31, 2020 and September 30, 2020 was $26,724 and $26,964, respectively and the revolving commitment was $35,000 for both periods. Total availability at December 31, 2020 and September 30, 2020 was $16,767 and $13,284, respectively, which exceed both the collateral and total commitment threshold. Since the availability was greater than the 12.5% of the revolving commitment as of December 31, 2020 and September 30, 2020, the FCCR calculation was not required.
Borrowings will bear interest at the Lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus 1.5%, which was 1.7% at December 31, 2020 and September 30, 2020, respectively, and the Export Credit Agreement has a rate based on LIBOR plus 1.00% spread, which was 1.2% at December 31, 2020 and September 30, 2020, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

The Company's Credit Agreement is set to mature in less than twelve months. As such, the Company’s plan is to refinance. However, there are no guarantees that the refinance will be with similar terms to the current Credit Agreement, and if the refinance does not occur, the Company would not be able to meet its debt obligations.

Foreign subsidiary borrowings
Foreign debt consists of:

	December 31, 2020	September 30, 2020
Term loan	$2,783	$2,670
Short-term borrowings	3,018	2,620
Factor	2,082	469
Total debt	$7,883	$5,759

Less – current maturities	$(5,892)	(3,544)
Total long-term debt	$1,991	$2,215

Receivables pledged as collateral	$955	$1,859

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.2%.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Credit Agreement in the amount of $212, and incurred additional costs in fiscal 2019 of $75 related to the First and Second Amendments, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $229 and $205 at December 31, 2020 and September 30, 2020, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025, of which $261 was repaid in fiscal 2020 and has a two year term. The interest rate on the PPP Loan is 0.98%, which was deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owed from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and were used for payroll, interest on mortgage obligations, rents on leases and utility payments. As of December 31, 2020 and September 30, 2020, the PPP loan balance was $4,764.
PPP Loan recipients can apply for and potentially be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs and the maintenance of employee and compensation levels. Although the Company intends to file for forgiveness, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part. As of December 31, 2020, the Company continues to wait for further guidance regarding application for the forgiveness for all or a portion of the PPP loan.
6. Income Taxes
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Appropriations Act") was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other things temporarily extends through December 31, 2025, certain expiring tax provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), enacted on March 27, 2020. The CARES Act included provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Appropriations Act and CARES Act did not materially affect the Company’s first quarter of fiscal 2021 income tax provision, deferred tax assets and liabilities, or related taxes payable. The Company will continue to assess the implications of these and any new relief provisions on its consolidated condensed financial statements but does not expect the impact to be material.

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2021 was (43)%, compared with 7% for the same period of fiscal 2020. The decrease in the effective rate was primarily attributable to a discrete tax benefit recorded during the first three months of fiscal 2021 to adjust deferred taxes recorded in Italy, applied against year-to-date income. Additionally, the effective tax rate decreased as a result of changes in jurisdictional mix of income in fiscal 2021 compared to the same period of fiscal 2020. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate. Recent positive evidence related to the potential or partial release of the Company's valuation allowance includes profitable U.S. results, however, there continues to be uncertainty as a result of the ongoing COVID-19 pandemic. As such, the Company has maintained a full valuation allowance on its U.S. net deferred tax assets in the first quarter of fiscal 2021. It is reasonably possible that sufficient positive evidence required to release all, or a portion of the valuation allowance in the U.S. will exist within the next 12 months.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.
7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2020	2019
Service cost	$26	$85
Interest cost	175	208
Expected return on plan assets	(355)	(376)
Amortization of net loss	211	188
Net periodic cost	$57	$105
During the three months ended December 31, 2020 and 2019, the Company made $0 and $188 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $296 additional cash contributions to fund its defined benefit pension plans for the balance of fiscal 2021 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2021. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2021.
8.Stock-Based Compensation
The Company has awarded performance and restricted shares under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"). The aggregate number of shares that may be awarded by the Company under the 2016 Plan is 1,196 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms, including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such award is exercisable no later than ten years from the date of the grant.
The performance shares that have been awarded under both plans generally provide for the vesting of the Company’s common shares upon the Company achieving certain defined financial performance objectives during a period up to three years following the making of such award. The ultimate number of common shares of the Company that may be earned pursuant to an award ranges from a minimum of no shares to a maximum of 200% of the initial target number of performance shares awarded, depending on the level of the Company’s achievement of its financial performance objectives. Beginning in fiscal 2020, the maximum share that may be achieved was reduced to 150% of target.

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
In fiscal 2021, the Company granted 120 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, 71 performance shares and 49 shares of time-based restricted shares, with a grant date fair value of $3.74 per share. The awards vest over three years.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 572 shares that remain available for award at December 31, 2020. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $143 and $155 during the first three months of fiscal 2021 and 2020, respectively. As of December 31, 2020, there was $656 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.6 years.
9.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2020	2019
Commercial revenue	$10,753	$10,191
Military revenue	14,325	16,016
Total	$25,078	$26,207

The following table represents revenue by the various components:

	Three Months Ended December 31,
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$9,790	$11,335
Rotorcraft	7,731	6,848
Energy components for power generation units	6,462	2,658
Commercial product and other revenue	1,095	5,366
Total	$25,078	$26,207

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended December 31,
Net Sales	2020	2019
North America	19,766	23,776
Europe	5,312	2,431
Total	$25,078	$26,207

In addition to the disaggregated revenue information provided above, approximately 58% and 61% of total net sales as of December 31, 2020 and 2019, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended December 31, 2020:

Contract assets - Beginning balance, October 1, 2020	$11,997
Additional revenue recognized over-time	14,520
Less amounts billed to the customers	(14,591)
Contract assets - Ending balance, December 31, 2020	$11,926

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2020	$(636)
Payments received in advance of performance obligations	(155)
Performance obligations satisfied	66
Contract liabilities (included within Accrued liabilities) - Ending balance, December 31, 2020	$(725)

There were no impairment losses recorded on contract assets as of December 31, 2020 and September 30, 2020.

Remaining performance obligations
As of December 31, 2020, the Company has $81,533 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.
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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  Avco also sued Arconic, Inc. (“Arconic”), which was the raw material supplier. No specific amount of damages was claimed by Avco and discovery has only recently begun. Orange disputes the allegations made by Avco and has made cross claims against Arconic.  Previously, Orange was a defendant with respect to the same action in the United States District Court for the District of Rhode Island, which action was dismissed in connection with the movement of the matter to Pennsylvania State Court. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not recorded a charge, as the Company has not deemed it probable and does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020, following a brief delay caused by COVID-19 closures and restrictions. Class action notices were sent at the end of September and there were no objections to the settlement. On February 4, 2021, the court issued a tentative ruling to grant final approval. The final approval hearing is scheduled for April 16, 2021. The Company previously recorded an estimated loss of $315, which was determined to be an adequate reserve to cover the settlement.

During fiscal 2020, the Company received notice from the International Association of Machinists and Aerospace Workers Union that they were disclaiming all interest in representing certain hourly employees at the Company’s Cleveland facility. Subsequently, the International Brotherhood of Boilermakers Union filed a petition to represent this same group of hourly employees. A mail ballot election took place in June 2020 and the National Labor Relations Board certified the International Brotherhood of Boilermakers as the elected representative of the Company’s hourly production employees.  The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement.

In the first quarter of fiscal 2021, the insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company continues to work diligently to restore the final two of the six presses damaged in the fire, which both continue to be on track to be completed by the end of the second quarter of fiscal 2021; however, no assurances can be made that the restoration will be completed within such timeframe. Restoration of the building structure is nearly complete.

Having finalized the claim with its insurance carrier, proceeds in the amount of $3,148 was received in December 2020. As noted in the table below, $3,099 was recognized within the consolidated condensed statements of operations and the balance was separately designated to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The Company has business interruption insurance coverage, of which $546 of the amount received was reflected within the cost of goods sold line within the consolidated condensed statement of operations.

Balance sheet (Other receivables):
September 30, 2020	$1,547
Cash proceeds	(3,998)
Capital expenditures (equipment)	2,495
Other expenses	58
Business interruption	546
December 31, 2020	$648

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the three months ended December 31, 2020 and 2019, respectively.

	Three Months Ended December 31, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$21,759	(604)	$21,155
Gain on insurance proceeds received	$—	(2,495)	$(2,495)
Income (loss) before income tax (benefit) expense	$(1,011)	(3,099)	$2,088

	Three Months Ended December 31, 2019
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$24,053	(1,170)	$22,883
Income (loss) before income tax (benefit) expense	$(2,607)	(1,170)	$(1,437)

The following table demonstrates the total settlement amount since December 26, 2018:

Total Claim
Property & damage **	$20,364
Extra expense & mitigation expense	4,404
Business interruption	2,932
$27,700
**$3,640 of total was directed to Landlord for the restoration of the building as prescribed by the lease arrangement.

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

Fire Restoration
In the first quarter of fiscal 2021, the insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company continues to work diligently to restore the final two of the six presses damaged in the fire, which both continue to be on track to be completed by the end of the second quarter of fiscal 2021; however, no assurances can be made that the restoration will be completed within such timeframe. Restoration of the building structure is nearly complete.
Having finalized the claim with its insurance carrier, proceeds in the amount of $3.1 million was received in December 2020. The $3.1 million was recognized within the consolidated condensed statements of operations and the balance was separately designated to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The Company has business interruption insurance coverage, of which $0.5 million of the amount received was reflected within the cost of goods sold line within the consolidated condensed statement of operations.

For further detail of how the consolidated condensed statements of operations and balance sheets were impacted for the three months ended, refer to Note 10, Commitments and Contingencies.

COVID-19
Since being recognized by the World Health Organization as a pandemic, the novel coronavirus ("COVID-19") outbreak continues to be widespread in the United States and other countries in which we operate. Capital markets and economies worldwide have been negatively impacted by COVID-19 and it is still unclear how lasting and deep the economic impacts will be, specifically with the commercial aerospace industry. During the three months ended December 31, 2020, the COVID-19 pandemic had mixed effects on the Company’s results of operations. The Company continues to actively take measures to reduce costs by furloughing and laying off certain employees from one of its plant locations where reduced sales of commercial aerospace products have occurred, and it may continue to have adverse effects. As such, the Company continues to actively monitor and find ways to mitigate the impact of the pandemic on its operations and consider its ability to pivot its operations and the industries served.

Backlog of Orders
SIFCO’s total backlog at December 31, 2020 was $81.5 million, compared with $119.5 million as of December 31, 2019. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by the COVID-19 pandemic, which has created increased pressure in these markets. If the COVID-19 pandemic continues to have a material impact on the A&E markets, including with regards to our more significant customers, it could materially affect our business and results of operations. Backlog may decline as customers adjust orders in response to the ongoing COVID-19 pandemic and its impact on their operations. Backlog information may not be indicative of future sales.
Three Months Ended December 31, 2020 compared with Three Months Ended December 31, 2019

Net Sales
Net sales comparative information for the first three months of fiscal 2021 and 2020 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
Net Sales	2020	2019
Aerospace components for:
Fixed wing aircraft	$9.8	$11.3	$(1.5)
Rotorcraft	7.7	6.8	0.9
Energy components for power generation units	6.5	2.7	3.8
Commercial product and other revenue	1.1	5.4	(4.3)
Total	$25.1	$26.2	$(1.1)

Net sales for the first three months of fiscal 2021 decreased $1.1 million to $25.1 million, compared with $26.2 million in the comparable period of fiscal 2020. Commercial products and other revenue decreased $4.3 million in the first three months of fiscal 2021 compared to the same period in fiscal 2020, primarily due to timing of orders for the Hellfire II missile program. The energy components for power generation units increased by $3.8 million primarily due to customer order increases. Fixed wing aircraft sales decreased $1.5 million due to timing of customer orders and a decrease in build rates in certain commercial programs, partially offset by increased military programs. The increase in rotorcraft sales is primarily due to increased shipments relating to certain military programs.
Commercial net sales were 42.9% of total net sales and military net sales were 57.1% of total net sales in the first three months of fiscal 2021, compared with 38.9% and 61.1%, respectively, in the comparable period in fiscal 2020. Military net sales decreased by $1.7 million to $14.3 million in the first three months of fiscal 2021, compared with $16.0 million in the comparable period of fiscal 2020, primarily due to the timing of orders for the Hellfire II missile program.  Commercial net sales increased $0.6 million to $10.8 million in the first three months of fiscal 2021, compared with $10.2 million in the comparable period of fiscal 2020 primarily due to an increase in energy components sales for power generation due to increased customer orders partially offset by decreased build rates in certain commercial programs.
Cost of Goods Sold
Cost of goods sold decreased by $1.7 million, or 7.6%, to $21.2 million, or 84.4% of net sales, during the first three months of fiscal 2021, compared with $22.9 million or 87.3% of net sales, in the comparable period of fiscal 2020. The decrease was due primarily to cost controlling measures and the non-recurrence of the one-time pension withdrawal liability charge of $0.8 million incurred in the prior year. Another contributing factor to the decrease was the Company received insurance recoveries related to business interruption of $0.5 million, which partially mitigated the $0.4 million of unabsorbed costs incurred from its Orange location due to reduced production.
Gross Profit
Gross profit increased $0.6 million to $3.9 million during the first three months of fiscal 2021, compared with $3.3 million in the comparable period of fiscal 2020. Gross margin percent of sales was 15.6% during the first three months of fiscal 2021, compared with 12.7% in the comparable period in fiscal 2020. The increase in gross profit was primarily due to the reduced cost of goods sold as outlined above.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.8 million, or 15.3% of net sales during the first three months of fiscal 2021, compared with $4.2 million, or 16.1% of net sales in the comparable period of fiscal 2020. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management in response to COVID-19 and other effects of the COVID-19 pandemic and its impact on operations such as lower wages related to a first quarter furlough at one location and less travel expense, partially offset by higher legal and professional costs and commissions.
Amortization of Intangibles
Amortization of intangibles was $0.3 million in the first three months of fiscal 2021, compared with $0.4 million in the comparable period of fiscal 2020.
Other/General
The Company recorded income before taxes of $2.1 million in the first three months of fiscal 2021, compared with a loss before taxes of $1.4 million in the first three months of fiscal 2020.

In the first three months ended December 31, 2020, results included a $2.5 million gain on insurance recoveries, compared to none in the comparable period.

Interest expense was $0.2 million in the first three months of fiscal 2021, compared to $0.3 million in the first three months of fiscal 2020.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2021 and 2020:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2020	2019	2020	2019
Revolving credit agreement	1.5%	3.6%	$ 10.8 million	$ 15.8 million
Foreign term debt	3.0%	2.4%	$ 7.1 million	$ 5.9 million
Other debt	0.9%	0.9%	$ 5.8 million	$ 1.0 million
Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2021 was (43)%, compared with 7% for the same period of fiscal 2020. The decrease in the effective rate was primarily attributable to a discrete tax benefit recorded during the first three months of fiscal 2021 to adjust deferred taxes recorded in Italy, applied against year-to-date income. Additionally, the effective tax rate decreased as a result of changes in jurisdictional mix of income in fiscal 2021 compared with the same period of fiscal 2020. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net income was $2.9 million during the first three months of fiscal 2021, compared with a net loss of $1.3 million in fiscal 2020, respectively. The increase in income is primarily due to higher gross profit, attributed to continued cost saving activities, insurance recoveries received in the first three months of fiscal 2021, the favorable tax benefit as described above, and lower selling, general and administrative expenses.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2020	2019
Net income (loss)	$2,993	$(1,342)
Adjustments:
Depreciation and amortization expense	1,825	1,856
Interest expense, net	165	251
Income tax benefit	(905)	(95)
EBITDA	4,078	670
Adjustments:
Foreign currency exchange loss, net (1)	7	1
Other income, net (2)	62	(108)
Gain on insurance recoveries (3)	(2,495)	—
Equity compensation (4)	143	155
LIFO impact (5)	128	22
Adjusted EBITDA	$1,923	$740
(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.
(3)Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location.
(4)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(5)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
B. Liquidity and Capital Resources
Historically, the main sources of liquidity have been cash flows from operations and borrowings under our Credit Agreement. However, the ongoing impact of the COVID-19 pandemic (and the rapidly changing U.S. and global market and economic conditions due to the COVID-19 outbreak) remain uncertain, with the commercial aerospace market continuing to be impacted by the global disruption in travel and, further, the pandemic and responses to the continued spread of the pandemic causing continued interruptions to the business of our customers and suppliers, which in turn is likely to impact our business, operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the impact of the COVID-19 on the commercial airline industry. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company and management will continue to assess liquidity needs.
Cash and cash equivalents was $1.2 million at December 31, 2020 and $0.4 million at September 30, 2020. At December 31, 2020, $0.8 million of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $3.1 million of cash in the first three months of fiscal 2021, compared with usage of cash of $1.0 million in the first three months of fiscal 2020. The cash provided in fiscal 2021 was primarily due to net income of $2.9 million and $1.4 million decrease in working capital, partially offset by $1.2 million in non-cash items, such as gain on insurance recovery and deferred income taxes, depreciation and amortization, equity based compensation, and LIFO effect. The cash provided from working capital was primarily due to decrease in receivables due to customer collections and decreased accrued liabilities.
The Company’s operating activities used $1.0 million of cash in the first three months of fiscal 2020. The cash used by operating activities in the first three months of fiscal 2020 was primarily due to an increase in working capital of $1.4 million and net loss of $1.3 million, partially offset by $1.8 million of non-cash items such as depreciation and amortization of $1.9 million, and other non-cash items, such as equity based compensation, deferred income taxes and LIFO effect. The use of cash from working capital was primarily due to increase in inventories and payments to suppliers, partially offset by decreased receivables resulting from collections.

Investing Activities
Cash used for investing activities was $0.3 million in the first three months of fiscal 2021, which includes $3.5 million of insurance recovery on the damaged property related to the fire at the Orange location, compared with cash provided for investing activities of $1.2 million in the first three months of fiscal 2020. Capital expenditures were $3.7 million, of which $3.2 million related to the continued restoration of the Orange location as a result of the fire. In addition to the $3.7 million spent for capital expenditures during the first three months of fiscal 2021, $1.6 million was committed for future capital expenditures as of December 31, 2020. The Company anticipates that the total fiscal 2021 capital expenditures will be within the range of $2.5 million to $4.5 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the amounts given above, the Company anticipates incurring additional costs in fiscal 2021 of approximately $1.0 million to $1.5 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by the insurance proceeds received.
Financing Activities
Cash used by financing activities was $2.1 million in the first three months of fiscal 2021, compared with cash used by financing activities of $0.2 million in the first three months of fiscal 2020.
The Company had net repayments from the revolver under the Credit Agreement of $3.7 million in the first three months of fiscal 2021 and net borrowings of $1.1 million in the first three months of fiscal 2020.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at December 31, 2020 was $16.8 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 12.5% of the Revolving Commitment as of December 31, 2020, the FCCR calculation was not required.
As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company was able to defer payments for certain debt obligations at its Maniago location to provide Maniago with sufficient liquidity.  The Company's current Credit Agreement is set to mature within the next twelve months. As such, the Company’s plan is to refinance. However, there are no guarantees that the refinance will be with similar terms to the current Credit Agreement, and if the refinance does not occur, the Company would not be able to meet its debt obligations.

Additionally, the credit and capital markets has seen significant volatility. Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

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
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's 2020 Annual Report on Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
The following material weakness related to our control environment existed as of December 31, 2020.
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

Although we continue to make meaningful progress on our remediation plan during fiscal year 2021, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated December 31, 2016 and incorporated herein by reference

9.4	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company's Form 10-Q dated February 14, 2019, and incorporated herein by reference
9.5*	Voting Trust Extension Agreement dated January 27, 2021, filed as Exhibit 9.5 to the Company's Form 10-Q dated February 5, 2021, and incorporated herein
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

10.21	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.21 to the Company's Form 10-K dated December 23, 2020, and incorporated herein by reference
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 filed with the SEC on February 5, 2021, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2020 and 2019, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2020 and 2019, (iii) Consolidated Condensed Balance Sheets at December 31, 2020 and September 30, 2020, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2020 and 2019, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods December 31, 2020 and 2019, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 5, 2021	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2021	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)