Form 10-Q
period 2021-03-31
SIFCO INDUSTRIES INC
filed 2021-05-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2021 was 5,989,129.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net sales	$24,866	$30,537	$49,944	$56,744
Cost of goods sold	22,123	24,260	43,278	47,143
Gross profit	2,743	6,277	6,666	9,601
Selling, general and administrative expenses	3,596	3,321	7,423	7,529
Amortization of intangible assets	248	408	517	817
Loss on disposal of operating assets	—	41	—	41
Gain on insurance recoveries	—	(1,000)	(2,495)	(1,000)
Operating income (loss)	(1,101)	3,507	1,221	2,214
Interest expense	169	262	335	513
Foreign currency exchange loss (income), net	14	(1)	21	—
Other loss (income), net	42	25	103	(84)
Income (loss) before income tax expense (benefit)	(1,326)	3,221	762	1,785
Income tax expense (benefit)	165	(39)	(740)	(134)
Net income (loss)	$(1,491)	$3,260	$1,502	$1,919

Net income (loss) per share
Basic	$(0.26)	$0.57	$0.26	$0.34
Diluted	$(0.26)	$0.57	$0.25	$0.33

Weighted-average number of common shares (basic)	5,777	5,679	5,735	5,645
Weighted-average number of common shares (diluted)	5,777	5,770	5,932	5,748
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income (loss)	$(1,491)	$3,260	$1,502	$1,919
Other comprehensive income:
Foreign currency translation adjustment, net of tax $0 and $0 for the three months ended and net of tax $0 and $0 for the six months ended, respectively	(303)	(130)	(17)	63
Retirement plan liability adjustment, net of tax $0 and $0 for the three months end and net of tax $0 and $0 for the six month ended, respectively	211	249	423	437
Comprehensive income (loss)	$(1,583)	$3,379	$1,908	$2,419
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$311	$427
Receivables, net of allowance for doubtful accounts of $251 and $249, respectively	19,068	23,225
Other receivables	—	1,547
Contract assets	13,565	11,997
Inventories, net	15,568	15,569
Refundable income taxes	103	103
Prepaid expenses and other current assets	1,959	2,338
Total current assets	50,574	55,206
Property, plant and equipment, net	44,448	44,201
Operating lease right-of-use assets, net	16,405	17,021
Intangible assets, net	1,377	1,890
Goodwill	3,493	3,493
Other assets	89	137
Total assets	$116,386	$121,948
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,783	$7,144
Revolver	7,742	12,870
Short-term operating lease liabilities	796	991
Accounts payable	14,495	14,002
Accrued liabilities	6,368	8,290
Total current liabilities	39,184	43,297
Long-term debt, net of current maturities	2,542	4,606
Long-term operating lease liabilities, net of short-term	15,825	16,188
Deferred income taxes	616	1,400
Pension liability	9,764	10,165
Other long-term liabilities	747	769
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 5,989 at March 31, 2021 and 5,916 at September 30, 2020	5,989	5,916
Additional paid-in capital	10,940	10,736
Retained earnings	43,841	42,339
Accumulated other comprehensive loss	(13,062)	(13,468)
Total shareholders’ equity	47,708	45,523
Total liabilities and shareholders’ equity	$116,386	$121,948
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,502	$1,919
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,730	3,731
Amortization of debt issuance costs	52	52
Loss on disposal of operating assets	—	41
Gain on insurance proceeds received	(2,495)	(1,000)
LIFO effect	335	(11)
Share transactions under company stock plan	277	217
Other long-term liabilities	(2)	(90)
Deferred income taxes	(830)	(135)
Changes in operating assets and liabilities:
Receivables	4,149	1,533
Contract assets	(1,569)	(2,171)
Inventories	(301)	(2,858)
Refundable income taxes	—	10
Prepaid expenses and other current assets	40	(434)
Other assets	47	42
Accounts payable	2,749	(3,296)
Other accrued liabilities	(2,077)	2,050
Accrued income and other taxes	182	(14)
Net cash provided by (used for) operating activities	5,789	(414)
Cash flows from investing activities:
Insurance proceeds received	4,101	4,500
Capital expenditures	(5,416)	(4,596)
Net cash used for investing activities	(1,315)	(96)
Cash flows from financing activities:
Proceeds from long-term debt	—	137
Payments on long-term debt	(264)	(568)
Proceeds from revolving credit agreement	44,666	59,372
Repayments of revolving credit agreement	(49,794)	(57,723)
Payment of debt issuance costs	(45)	—
Short-term debt borrowings	2,471	1,542
Short-term debt repayments	(1,631)	(2,257)
Net cash provided by (used for) financing activities	(4,597)	503
Decrease in cash and cash equivalents	(123)	(7)
Cash and cash equivalents at the beginning of the period	427	341
Effect of exchange rate changes on cash and cash equivalents	7	11
Cash and cash equivalents at the end of the period	$311	$345

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(203)	$(419)
Cash paid for income taxes, net	$(22)	$(34)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2020	5,916	$5,916	$10,736	$42,339	$(13,468)	$45,523
Comprehensive income	—	—	—	1,502	406	1,908
Performance and restricted share expense	—	—	293	—	—	293
Share transactions under equity based plans	73	73	(89)	—	—	(16)
Balance - March 31, 2021	5,989	$5,989	$10,940	$43,841	$(13,062)	$47,708

	Three Months Ended March 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2020	5,959	$5,959	$10,820	$45,332	$(12,970)	$49,141
Comprehensive loss	—	—	—	(1,491)	(92)	(1,583)
Performance and restricted share expense	—	—	150	—	—	150
Share transactions under equity based plans	30	30	(30)	—	—	—
Balance - March 31, 2021	5,989	$5,989	$10,940	$43,841	$(13,062)	$47,708

	Six Months Ended March 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2019	5,777	$5,777	$10,438	$33,148	$(13,309)	$36,054
Comprehensive income	—	—	—	1,919	500	2,419
Performance and restricted share expense	—	—	225	—	—	225
Share transactions under equity based plans	139	139	(147)	—	—	(8)
Balance - March 31, 2020	5,916	$5,916	$10,516	$35,067	$(12,809)	$38,690

	Three Months Ended March 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2019	5,863	$5,863	$10,503	$31,807	$(12,928)	$35,245
Comprehensive loss	—	—	—	3,260	119	3,379
Performance and restricted share expense	—	—	70	—	—	70
Share transactions under equity based plans	53	53	(57)	—	—	(4)
Balance - March 31, 2020	5,916	$5,916	$10,516	$35,067	$(12,809)	$38,690

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
C. Net Income/(Loss) per Share
The Company’s net income and loss per basic share has been computed based on the weighted-average number of common shares outstanding. Net income per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. In the three months ended March 31, 2021, due to the net loss, zero restricted shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. The dilutive effect is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net Income (loss)	$(1,491)	$3,260	$1,502	$1,919

Weighted-average common shares outstanding (basic and diluted)	5,777	5,679	5,735	5,645
Effect of dilutive securities:
Restricted shares	—	89	144	102
Performance shares	—	2	53	1
Weighted-average common shares outstanding (basic and diluted)	5,777	5,770	5,932	5,748

Net income (loss) per share – basic:	$(0.26)	$0.57	$0.26	$0.34

Net income (loss) per share – diluted:	$(0.26)	$0.57	$0.25	$0.33

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	411	215	217	147

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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective beginning October 1, 2021. The Company continues to evaluate the effect adopting this ASU will have on the Company's results within the consolidated condensed statements of operations and financial condition.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU, along with recently issued ASU 2021-01, which further clarifies the scope of Topic 848, is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently evaluating these standards to determine whether it will apply the optional expedients and exceptions.
2.Inventories
Inventories consist of:

	March 31, 2021	September 30, 2020
Raw materials and supplies	$6,379	$6,548
Work-in-process	3,564	3,786
Finished goods	5,625	5,235
Total inventories	$15,568	$15,569
For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 49% and 47% of the Company’s inventories at March 31, 2021 and September 30, 2020, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, and annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $8,621 and $8,286 higher than reported at March 31, 2021 and September 30, 2020, respectively.

3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2021	September 30, 2020
Foreign currency translation adjustment	$(5,274)	$(5,257)
Retirement plan liability adjustment, net of tax	(7,788)	(8,211)
Total accumulated other comprehensive loss	$(13,062)	$(13,468)
4.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Finance lease expense:
Amortization of right-of use assets on finance leases	$13	$14	$27	$27
Interest on lease liabilities	1	1	2	3
Operating lease expense:	540	543	1,092	1,079
Variable lease cost:	35	39	69	79
Total lease expense	$589	$597	$1,190	$1,188

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	March 31, 2021	September 30, 2020
Assets:
Finance lease assets	Property, plant and equipment, net	$62	$89
Operating lease assets	Operating lease right-of-use assets, net	16,405	17,021
Total lease assets		$16,467	$17,110

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$41	$58
Operating lease liabilities	Short-term operating lease liabilities	796	991
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	10	22
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	15,825	16,188
Total lease liabilities		$16,672	$17,259

Supplemental cash flow and other information related to leases were as follows:

	March 31, 2021	March 31, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,097	$1,086
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	29	28
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	43	278

	March 31, 2021	September 30, 2020
Weighted-average remaining lease term (years):
Finance leases	1.2	1.6
Operating leases	14.8	15.2
Weighted-average discount rate:
Finance leases	4.4%	4.8%
Operating leases	5.9%	5.9%

Future minimum lease under non-cancellable leases at March 31, 2021 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2021 (excluding the six months ended March 31, 2021)	$27	$852
2022	21	1,696
2023	4	1,633
2024	—	1,647
2025	—	1,644
Thereafter	—	17,532
Total lease payments	$52	$25,004
Less: Imputed interest	(1)	(8,383)
Present value of lease liabilities	$51	$16,621

5.    Debt
Debt consists of:

	March 31, 2021	September 30, 2020
Revolving credit agreement	$7,742	$12,870
Foreign subsidiary borrowings	6,623	5,759
Finance lease obligations	51	80
Other, net of unamortized debt issuance costs $(37) and $(20), respectively	5,651	5,911
Total debt	20,067	24,620

Less – current maturities	(17,525)	(20,014)
Total long-term debt	$2,542	$4,606
Credit Agreement and Security Agreement
The Company's asset-based Credit Agreement (as amended, the "Credit Agreement"), Security Agreement (“Security Agreement”) and Export Credit Agreement (as amended, the "Export Credit Agreement") are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. The Credit Agreement (as amended by Fifth Amendment (the "Fifth Amendment") described below), consists of a senior secured revolving credit facility with a maximum borrowing of $28,000. The revolving commitment through the Export Credit Agreement, as amended, which lends amounts to the Company on foreign receivables is $7,000. The Credit Agreement also has an accordion feature, which allows the Company to increase maximum borrowings by up to $10,000 upon consent of the Lender (as defined below) or upon additional lenders joining the Credit Agreement. The Credit Agreement and the Export Agreement were amended on February 19, 2021, when the Company and certain of its subsidiaries (collectively, the "borrowers") entered into the Fifth Amendment to the Credit Agreement and the First Amendment (the "First Amendment") to the Export Credit Agreement, in each case, with JPMorgan Chase Bank, N.A., a national banking association, (the "Lender"). The combined maximum borrowings remain unchanged at $35,000; however the maximum borrowing under the Credit Agreement was decreased to $28,000 (from $30,000) and the revolving commitment through the Export Agreement was increased to $7,000 (from $5,000). The Fifth Amendment, among other things, extends the maturity date from August 6, 2021 to February 19, 2024.
The Credit Agreement contains affirmative and negative covenants and events of defaults. Prior to the Fifth Amendment, the Credit Agreement required the Company to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. However, the Fifth Amendment provides that the Company will not permit the fixed charge coverage ratio to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless (i) a default has occurred and is continuing, (ii) when the combined availability was less than or equal to the greater of (x) 10% of the lesser of the combined commitments or (y) 10% of the combined borrowing base, and $2,000, for three or more business days in any consecutive 30 day period. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. The total collateral at March 31, 2021 and September 30, 2020 was $26,619 and $26,964, respectively and the revolving commitment was $35,000 for both periods. Total availability at March 31, 2021 and September 30, 2020 was $18,067 and $13,284, respectively, which exceed both the collateral and total commitment threshold. Since the availability was greater than the 10.0% of the revolving commitment as of March 31, 2021 and 12.5% of the revolving commitment at September 30, 2020, the FCCR calculation was not required.
Borrowings will bear interest at the Lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Fifth Amendment. The revolver has a rate based on LIBOR plus 1.75% spread, which was 1.87% at March 31, 2021 and a rate based on LIBOR plus 1.5% spread, which was 1.7% September 30, 2020. The Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 1.4% at March 31, 2021 and a rate based on LIBOR plus 1.0% spread, which was 1.2% at September 30, 2020, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.
Foreign subsidiary borrowings
Foreign debt consists of:

	March 31, 2021	September 30, 2020
Term loan	$2,661	$2,670
Short-term borrowings	2,147	2,620
Factor	1,815	469
Total debt	$6,623	$5,759

Less – current maturities	(4,743)	(3,544)
Total long-term debt	$1,880	$2,215

Receivables pledged as collateral	$2,343	$1,859

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.2%.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Fifth Amendment in the amount of $45 and combined the amount with the remaining unamortized debt issuance costs prior to the amendment for a total of $86, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $2 and $205 at March 31, 2021 and September 30, 2020, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025, of which $261 was repaid in fiscal 2020 and has a two year term. The interest rate on the PPP Loan is 0.98%, which was deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owed from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and were used for payroll payments. As of March 31, 2021 and September 30, 2020, the PPP loan balance was $4,764.
PPP Loan recipients can apply for and potentially be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs. As of March 31, 2021, based on guidance from the U.S. Department of Treasury, the Company is in the process of applying for forgiveness for the PPP Loan. However, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
6. Income Taxes
On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Appropriations Act") was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other actions temporarily extends through December 31, 2025 certain expiring tax credit and other provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), enacted on March 27, 2020. The CARES Act included provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Appropriations Act and CARES Act did not materially affect the Company’s income tax provision, deferred tax assets and liabilities, or related taxes payable through the second quarter of fiscal 2021. The Company will continue to assess the implications of these and any new relief provisions on its consolidated condensed financial statements but does not expect the impact to be material.

For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2021 was (97)%, compared with (8)% for the same period of fiscal 2020. The decrease in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis, partially offset by changes in jurisdictional mix of income in fiscal 2021 compared to the same period of fiscal 2020. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate. Recent positive evidence related to the potential or partial release of the Company's valuation allowance includes profitable U.S. results, however, there continues to be uncertainty as a result of the ongoing COVID-19 pandemic. As such, the Company has maintained a full valuation allowance on its U.S. net deferred tax assets in the second quarter of fiscal 2021. It is reasonably possible that sufficient positive evidence required to release all, or a portion of the valuation allowance in the U.S. will exist within the next 12 months.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.
7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Service cost	$26	$85	$52	$170
Interest cost	175	208	350	416
Expected return on plan assets	(355)	(363)	(711)	(727)
Amortization of net loss	211	188	423	376
Net periodic cost	$57	$118	$114	$235
During the six months ended March 31, 2021 and 2020, the Company made $56 and $244 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $141 additional cash contributions to fund its defined benefit pension plans for the balance of fiscal 2021 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2021. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2021.

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
With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for two tranches of awards where it has concluded it is probable that the performance criteria for that award will be met, while the Company is currently not recognizing compensation expense for one tranche of awards where it had concluded that it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of common shares that it expects to vest upon the completion of the performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of the grant. The vesting of such shares is determined at the end of the performance period.
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
In fiscal 2021, the Company granted its non-employee directors 30 restricted shares under the 2016 Plan, with a grant date fair value of $9.08, which vests over one year. One award for 57 restricted shares vested.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 442 shares that remain available for award at March 31, 2021. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was $293 and $225 during the first six months of fiscal 2021 and 2020, respectively and $150 and $70 during the three months of fiscal 2021 and 2020, respectively. As of March 31, 2021, there was $778 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.5 years.

9.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Commercial revenue	$9,247	$12,497	$20,000	$22,688
Military revenue	15,619	18,040	29,944	34,056
Total	$24,866	$30,537	$49,944	$56,744

The following table represents revenue by the various components:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2021	2020	2021	2020
Aerospace components for:
Fixed wing aircraft	$10,176	$14,065	$19,966	$25,400
Rotorcraft	7,872	6,813	15,603	13,661
Energy components for power generation units	5,102	3,417	11,565	6,074
Commercial product and other revenue	1,716	6,242	2,810	11,609
Total	$24,866	$30,537	$49,944	$56,744

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2021	2020	2021	2020
North America	$20,019	$27,495	$39,784	$51,271
Europe	4,847	3,042	10,160	5,473
Total	$24,866	$30,537	$49,944	$56,744

In addition to the disaggregated revenue information provided above, approximately 61% and 63% of total net sales as of March 31, 2021 and 2020, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended March 31, 2021:

Contract assets - Beginning balance, October 1, 2020	$11,997
Additional revenue recognized over-time	30,428
Less amounts billed to the customers	(28,860)
Contract assets - Ending balance, March 31, 2021	$13,565

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2020	$(636)
Payments received in advance of performance obligations	(186)
Performance obligations satisfied	754
Contract liabilities (included within Accrued liabilities) - Ending balance, March 31, 2021	$(68)

There were no impairment losses recorded on contract assets as of March 31, 2021 and September 30, 2020.

Remaining performance obligations
As of March 31, 2021, the Company has $82,305 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), is currently a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco.  Avco also sued Arconic, Inc. (“Arconic”), which was the raw material supplier. No specific amount of damages was claimed by Avco and discovery has only recently begun. Orange disputes the allegations made by Avco and has made cross claims against Arconic.  Previously, Orange was a defendant with respect to the same action in the United States District Court for the District of Rhode Island, which action was dismissed in connection with the movement of the matter to Pennsylvania State Court. Although the Company records reserves for legal disputes and other matters in accordance with GAAP, the ultimate outcomes of these types of matters are inherently uncertain. Actual results may differ significantly from current estimates. Given the current status of this matter, the Company has not accrued for any expected losses, as the Company has not deemed it probable and does not have a reasonable basis on which to establish an estimate.

The Company is a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020. Class action notices were sent at the end of September and there were no objections to the settlement. On February 4, 2021, the court issued a tentative ruling to grant final approval. The final approval was granted and the previously recorded liability of $315 was paid on March 29, 2021.

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

In the first quarter of fiscal 2021, the insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company continues to work diligently to restore the final two of the six presses damaged in the fire. Certain vendor delays and certification processes have extended the restoration of these presses. They continue to be on track to be completed by the end of the third quarter of fiscal 2021; however, no assurances can be made that the restoration will be completed within such timeframe. Restoration of the building structure is nearly complete.

Having finalized the claim with its insurance carrier, proceeds in the amount of $3,148 were received in December 2020. In addition, the Company received the remaining receivable balance from the landlord in January in the amount $648, resulting in having received cash proceeds of $4,646 in fiscal 2021. As noted in the table below, $3,099 was recognized within the consolidated condensed statements of operations and the balance was separately designated to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The Company has business interruption insurance coverage, of which $546 of the amount received was reflected within the cost of goods sold line within the consolidated condensed statement of operations.

Balance sheet (Other receivables):
September 30, 2020	$1,547
Cash proceeds	(4,646)
Capital expenditures (equipment)	2,495
Other expenses	58
Business interruption	546
March 31, 2021	$—

The tables below reflect how the proceeds received impacted the consolidated condensed statements of operations for the six months ended March 31, 2021 and 2020, respectively.

	Six Months Ended March 31, 2021
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$43,882	(604)	$43,278
Gain on insurance proceeds received	$—	(2,495)	$(2,495)
Income (loss) before income tax (benefit) expense	$(2,337)	(3,099)	$762

	Six Months Ended March 31, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$49,430	(2,287)	$47,143
Gain on insurance proceeds received	$—	(1,000)	$(1,000)
Income (loss) before income tax (benefit) expense	$(1,502)	(3,287)	$1,785

The following table demonstrates the total settlement amount since December 26, 2018:

Total Claim
Property & damage **	$20,364
Extra expense & mitigation expense	4,404
Business interruption	2,932
$27,700
**$3,640 of total was directed to the landlord of the property for the restoration of the building as prescribed by the lease arrangement.

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

Fire Restoration
The insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company continues to work diligently to restore the final two of the six presses damaged in the fire. Certain vendor delays and the certification processes have extended the restoration of these presses. They continue to be on track to be completed by the end of the third quarter of fiscal 2021; however, no assurances can be made that the restoration will be completed within such timeframe. Restoration of the building structure is nearly complete.
Having finalized the claim with its insurance carrier, proceeds in the amount of $3.1 million were received in December 2020 and a remaining receivable balance from the landlord was received in January 2021 in the amount of $0.6 million, resulting in the Company having received cash proceeds of $4.6 million in fiscal 2021. A total of $3.1 million was recognized within the consolidated condensed statements of operations and the balance was separately designated as payable to the landlord for the continued restoration of the damaged building as prescribed under the lease arrangement. The Company has business interruption insurance coverage, of which $0.5 million of the amount received was reflected within the cost of goods sold line within the consolidated condensed statement of operations.

For further detail of how the consolidated condensed statements of operations and balance sheets were impacted for the six months ended, refer to Note 10, Commitments and Contingencies.

COVID-19
Since being recognized by the World Health Organization as a pandemic, the novel coronavirus ("COVID-19") outbreak continues to impact the United States and other countries in which we operate. The COVID-19 pandemic and its effects continue to evolve, including scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the potential for additional outbreaks of the pandemic, the impact of new variants of COVID-19, actions to contain the pandemic's spread or treat its impact, the rollout and effectiveness of the vaccine, and governmental, business and other actions taken in response to the pandemic. The exact timing and pace of the recovery is indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, and in recent months new variants of COVID-19 have been identified, resulting in additional restrictions put in place by certain governments around the world. Capital markets and economies worldwide have been negatively impacted by COVID-19 and, given the fluidity of the situation, it is still unclear how lasting and deep the economic impacts will be, specifically in relation to the commercial aerospace industry. During fiscal 2021, the COVID-19 pandemic continues to have mixed effects on the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company has seen a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2021 than in fiscal 2020. In response to the uncertain environment created by the COVID-19 pandemic, the Company has, in prior periods, taken measures to reduce costs by furloughing and laying off certain of its employees from one of its plant locations that has experienced reduced sales of commercial aerospace products. Such employees have since returned to work and the Company continues to actively monitor and find ways to mitigate the impact of the pandemic on its operations and consider its ability to pivot its operations and the industries served.

Backlog of Orders
SIFCO’s total backlog at March 31, 2021 was $82.3 million, compared with $107.0 million as of March 31, 2020. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by the COVID-19 pandemic, which has created increased pressure in these markets. If the COVID-19 pandemic continues to have a material impact on the A&E markets, including with regards to our more significant customers, it could materially affect our business and results of operations. Backlog may decline as customers adjust orders in response to the ongoing COVID-19 pandemic and its impact on their operations. Backlog information may not be indicative of future sales.
Six Months Ended March 31, 2021 compared with Six Months Ended March 31, 2020
Net Sales
Net sales comparative information for the first six months of fiscal 2021 and 2020 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$20.0	$25.4	$(5.4)
Rotorcraft	15.6	13.6	2.0
Energy components for power generation units	11.5	6.1	5.4
Commercial product and other revenue	2.8	11.6	(8.8)
Total	$49.9	$56.7	$(6.8)
Net sales for the first six months of fiscal 2021 decreased $6.8 million to $49.9 million, compared with $56.7 million in the comparable period of fiscal 2020. Given the long lead times for certain of the Company's products, the Company has seen a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2021 than in fiscal 2020. Commercial products and other revenue decreased $8.8 million in the first six months of fiscal 2021 compared to the same period in fiscal 2020, primarily due to timing of orders related to a munitions program. The energy components for power generation units increased by $5.4 million primarily due to customer order increases as the market saw some recovery. Fixed wing aircraft sales decreased $5.4 million due to timing of customer orders and a decrease in build rates in certain commercial programs, partially offset by increased military programs. The Company experienced an increase in rotorcraft sales primarily due to increased shipments relating to certain military programs.
Commercial net sales were 40.0% of total net sales and military net sales were 60.0% of total net sales in the first six months of fiscal 2021 and fiscal 2020, respectively. Military net sales decreased by $4.1 million to $29.9 million in the first six months of fiscal 2021, compared with $34.0 million in the comparable period of fiscal 2020, primarily due to the timing of orders related to a munitions program.  Commercial net sales decreased $2.7 million to $20.0 million in the first six months of fiscal 2021, compared with $22.7 million in the comparable period of fiscal 2020 primarily due to decreased build rates in certain commercial programs, partially offset by an increase in energy components sales for power generation due to increased customer orders.
Cost of Goods Sold
Cost of goods sold decreased by $3.9 million, or 8.2%, to $43.3 million, or 86.7% of net sales, during the first six months of fiscal 2021, compared with $47.1 million or 83.1% of net sales, in the comparable period of fiscal 2020. The decrease was due primarily to decreased volume, cost controlling measures and the non-recurrence of the one-time pension withdrawal liability charge of $0.8 million incurred in the prior year, which partially offset $1.3 million of idle costs incurred from its Orange location due to reduced production and mitigated by insurance recoveries related to business interruption losses of $0.5 million as part of fire settlement.
Gross Profit
Gross profit decreased $2.9 million to $6.7 million during the first six months of fiscal 2021, compared with $9.6 million in the comparable period of fiscal 2020. Gross margin percent of sales was 13.3% during the first six months of fiscal 2021, compared with 16.9% in the comparable period in fiscal 2020. The decrease in gross profit was primarily due to decreased volume and the increased idle costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.4 million, or 14.9% of net sales during the first six months of fiscal 2021, compared with $7.5 million, or 13.3% of net sales in the comparable period of fiscal 2020. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management in response to COVID-19 and other effects of the COVID-19 pandemic and its impact on operations such as lower wages related to a first quarter furlough at one location and less travel expense, partially offset by higher legal and professional costs and commissions.
Amortization of Intangibles
Amortization of intangibles was $0.5 million in the first six months of fiscal 2021, compared with $0.8 million in the comparable period of fiscal 2020. Such decrease was primarily due to certain intangible assets that were fully amortized during fiscal 2020.
Other/General
The Company recorded income before taxes of $0.8 million in the first six months of fiscal 2021, compared with $1.8 million in the first six months of fiscal 2020.

In the first six months of fiscal 2021, results included a $2.5 million gain on insurance recoveries, compared to $1.0 million in the comparable period.

Interest expense was $0.3 million in the first six months of fiscal 2021, compared to $0.5 million in the first six months of fiscal 2020.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2021 and 2020:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2021	2020	2021	2020
Revolving credit agreement	1.4%	3.8%	$ 9.2 million	$ 15.9 million
Foreign term debt	3.6%	4.0%	$ 7.1 million	$ 5.7 million
Other debt	1.0%	0.9%	$ 5.7 million	$ 1.0 million
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2021 was (97)%, compared with (8%) for the same period of fiscal 2020. The decrease in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis, partially offset by changes in jurisdictional mix of income in fiscal 2021 compared to the same period of fiscal 2020. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate
Net Income (Loss)
Net income was $1.5 million during the first six months of fiscal 2021, compared with $1.9 million in fiscal 2020. The decrease in income is primarily due to lower sales, increased idle costs, partially offset by continued cost saving activities, insurance recoveries received and the favorable tax benefit in the first six months of fiscal 2021.

Three Months Ended March 31, 2021 compared with Three Months Ended March 31, 2020

Net Sales
Net sales for the second quarter of fiscal 2021 decreased 18.6% to $24.9 million, compared with $30.5 million in the comparable period of fiscal 2020. Net sales comparative information for the second quarter of fiscal 2021 and 2020 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$10.2	$14.1	$(3.9)
Rotorcraft	7.9	6.8	1.1
Energy components for power generation units	5.1	3.4	1.7
Commercial product and other revenue	1.7	6.2	(4.5)
Total	$24.9	$30.5	$(5.6)
The decrease was attributed to a $4.5 million decrease in commercial product and other revenues due to timing of orders for a munitions program and a decrease of $3.9 million in fixed wing aircraft revenues due to timing of customer orders and a decrease in build rates in certain commercial programs. The decrease in revenues in the second quarter of fiscal 2021 was partially offset by an increase in sales in the energy components for power generation units of $1.7 million primarily due to customer order increases as the market saw some recovery and a $1.1 million increase in rotorcraft sales primarily due to increased shipments relating to certain military programs.
Commercial net sales were 37.2% of total net sales and military net sales were 62.8% of total net sales in the second quarter of fiscal 2021, compared with 40.9% and 59.1%, respectively, in the comparable period of fiscal 2020. Military net sales decreased by $2.4 million to $15.6 million in the second quarter of fiscal 2021, compared with $18.0 million in the comparable period of fiscal 2020, primarily due to the timing of orders for a munitions program.  Commercial net sales decreased $3.2 million to $9.2 million in the second quarter of fiscal 2021, compared with $12.5 million in the comparable period of fiscal 2020 primarily due to decreased build rates in certain commercial programs partially offset by increased sales in the energy market.
Cost of Goods Sold
Cost of goods sold was $22.1 million, or 89.0% of net sales, during the second quarter of fiscal 2021, compared with $24.3 million or 79.4% of net sales, in the comparable period of fiscal 2020, primarily due to lower volume and idle costs of $0.8 million incurred at the Orange location.
Gross Profit
Gross profit decreased $3.5 million to $2.7 million during the second quarter of fiscal 2021, compared with $6.3 million in the comparable period of fiscal 2020. Gross margin was 11.0% during the second quarter of fiscal 2021, compared with 20.6% in the comparable period in fiscal 2020. The decrease in gross margin was primarily due to lower sales volume and idle costs associated with reduced production at the Orange location.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.6 million, or 14.5% of net sales, during the second quarter of fiscal 2021, compared with $3.3 million, or 10.9% of net sales, in the comparable period of fiscal 2020. The increase is primarily due to an increase in legal and professional costs and IT related costs partially offset by lower salary and benefits in the second quarter of fiscal 2021.
Amortization of Intangibles
Amortization of intangibles was $0.3 million in the second quarter of fiscal 2021 compared with $0.4 million in the second quarter of fiscal 2020.
Other/General
The Company recorded loss before income taxes of $1.3 million in the second quarter of fiscal 2021, compared to income before income taxes of $3.2 million in the second quarter of fiscal 2020.
Prior period results include a $1.0 million gain in insurance proceeds related to the insurance recovery from the damage that occurred related to the fire at the Orange location.

Interest expense was $0.2 million in the second quarter of fiscal 2021, compared to $0.3 million in the second quarter of fiscal 2020.
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the second quarter of both fiscal 2021 and 2020:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2021	2020	2021	2020
Revolving credit agreement	1.4%	3.7%	$ 7.5 million	$ 16.1 million
Foreign term debt	4.1%	4.3%	$ 7.1 million	$ 5.5 million
Other debt	1.0%	0.9%	$ 5.7 million	$ 0.9 million
Income Taxes
The Company's effective tax rate in the second quarter of fiscal 2021 was (12.4)%, compared with (1)% for the same period of fiscal 2020. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended March 31, 2021 compared to the same period of fiscal 2020. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Net Income (Loss)
Net loss was $1.5 million during the second quarter of fiscal 2021, compared with net income of $3.3 million in the comparable period of fiscal 2020. The decrease is primarily due to lower sales, increase in idle costs, and higher selling, general and administrative expenses. Prior period includes a non-recurring gain of insurance recoveries in the amount of $1.0 million as the Company continued to work through the restoration of the Orange location.

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

The following table sets forth a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Net income (loss)	$(1,491)	$3,260	$1,502	$1,919
Adjustments:
Depreciation and amortization expense	1,905	1,875	3,730	3,731
Interest expense, net	169	262	335	513
Income tax expense (benefit)	165	(39)	(740)	(134)
EBITDA	748	5,358	4,827	6,029
Adjustments:
Foreign currency exchange loss (income), net (1)	14	(1)	21	—
Other loss (income), net (2)	42	25	103	(84)
Loss on disposal of assets (3)	—	41	—	41
Gain on insurance recoveries (4)	—	(1,000)	(2,495)	(1,000)
Equity compensation (5)	150	70	293	225
LIFO impact (6)	207	(33)	335	(11)
Adjusted EBITDA	$1,161	$4,460	$3,084	$5,200
(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying values shown on the Company's books.
(4)Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location.
(5)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(6)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
B. Liquidity and Capital Resources
Historically, the main sources of liquidity have been cash flows from operations and borrowings under our Credit Agreement. The ongoing impact and magnitude of the COVID-19 pandemic remain uncertain (including the pandemic's effects on the global economy and potential for market disruptions), with the commercial aerospace market continuing to be impacted by the global disruption in travel and, further, the pandemic and responses to the continued spread of the pandemic causing continued interruptions to the business of our customers and suppliers, which in turn is likely to impact our business, operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the impact of the COVID-19 on the commercial airline industry. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company and management will continue to assess and actively manage liquidity needs.
Cash and cash equivalents was $0.3 million at March 31, 2021 and $0.4 million at September 30, 2020. At March 31, 2021, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $5.8 million of cash in the first six months of fiscal 2021, compared with usage of cash of $0.4 million in the first six months of fiscal 2020. The cash provided in fiscal 2021 was primarily due to net income of $1.5 million and a $3.2 million decrease in working capital, and by $1.1 million in non-cash items, such as gain on insurance recovery and deferred income taxes, depreciation and amortization, equity based compensation, and LIFO effect. The cash provided from working capital was primarily due to decrease in receivables due to customer collections and decreased sales.

The Company’s operating activities used $0.4 million of cash in the first six months of fiscal 2020. The cash used by operating activities in the first six months of fiscal 2020 was primarily due to the use in working capital of $5.1 million (increase in inventory of $2.9 million, $2.2 million in contract assets, net accruals of $1.2 million partially offset by a $1.5 million decrease in receivables) partially offset by net income of $1.9 million and by $2.8 million of non-cash items such as depreciation and amortization of $3.8 million, offset by $1.0 million of other noncash items, such as gain on insurance recovery. The use of cash from working capital was primarily due to increase in inventories to support orders in the second half of fiscal 2020 and payments to suppliers and disbursements related to the fire recovery, partially offset by decreased receivables resulting from improved collections.

Investing Activities
Cash used for investing activities was $1.3 million in the first six months of fiscal 2021, which includes $4.1 million of insurance recovery on the damaged property related to the fire at the Orange location, compared with $0.1 million in the first six months of fiscal 2020. Capital expenditures were $5.4 million, of which $3.6 million related to the continued restoration of the Orange location as a result of the fire. In addition to the $5.4 million spent for capital expenditures during the first six months of fiscal 2021, $1.6 million was committed for future capital expenditures as of March 31, 2021. The Company anticipates that the remaining total fiscal 2021 capital expenditures will be within the range of $1.5 million to $2.0 million (exclusive of fire related expenditures) and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions. Separate from the amounts given above, the Company anticipates incurring additional costs in fiscal 2021 of approximately $1.0 million to $1.5 million in capital expenditures at the Orange location as the result of the fire and resulting damage that took place. These costs are expected to be offset by the insurance proceeds previously received.
Financing Activities
Cash used by financing activities was $4.6 million in the first six months of fiscal 2021, compared with cash provided by financing activities of $0.5 million in the first six months of fiscal 2020.
As discussed in Note 5, Debt, the Company amended the Credit Agreement and the Export Agreement on February 19, 2021. The combined maximum borrowings remain unchanged at $35.0 million. The Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (as amended, the "Credit Agreement") consists of a senior secured revolving credit facility with a maximum borrowing $28.0 million, previously $30.0 million. The revolving commitment through the First Amendment (the "First Amendment") of the Export Credit Agreement, which lends amounts to the Company on foreign receivables increases its revolving commitment from $5.0 million to $7.0 million. The Fifth Amendment, among other things, extends the maturity date from August 6, 2021 to February 19, 2024.
The Company had net repayments to the revolver under the Credit Agreement of $5.1 million in the first six months of fiscal 2021 compared with net borrowings of $1.6 million in the first six months of fiscal 2020.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at March 31, 2021 was $18.1 million. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10.0% of the Revolving Commitment as of March 31, 2021, the FCCR calculation was not required.
As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables and inventory as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company was previously able to defer payments for certain debt obligations at its Maniago location to provide Maniago with liquidity.

Additionally, the credit and capital markets has seen significant volatility during the course of the pandemic. Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

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

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective beginning October 1, 2021. The Company is currently in the process of evaluating the impact of adoption of the rules on the Company's financial condition, results of operations and disclosure.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU, along with recently issued ASU 2021-01, which further clarifies the scope of Topic 848, is available immediately and may be implemented in any period prior to the guidance expiration on December 31, 2022. The Company is currently evaluating these standards to determine whether it will apply the optional expedients and exceptions.
Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's 2020 Annual Report on Form 10-K.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The following material weakness related to our control environment existed as of March 31, 2021.
•Insufficient review of specific controls associated with revenue, inventory, income taxes, and other matters at the Maniago location.

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

•External resources with specialized knowledge and expertise, where appropriate, are being engaged and utilized and additional review controls are being instituted to prevent and detect material errors on a timely basis.

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

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated January 28, 2016, filed as Exhibit 3.2 of the Company’s Form 10-K dated September 30, 2015, and incorporated herein by reference
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company's Form 10-Q dated February 3, 2015 and incorporated herein by reference
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company's Form 10-Q dated December 31, 2016 and incorporated herein by reference
9.4	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company's Form 10-Q dated February 14, 2019, and incorporated herein by reference
9.5	Voting Trust Extension Agreement dated January 27, 2021, filed as Exhibit 9.5 to the Company's Form 10-Q dated February 5, 2021, and incorporated herein by reference
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

10.12
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company's Form 8-K dated July 1, 2019 and incorporated herein by reference

10.13
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.14
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as exhibit 10.2 to the Company's Form 8-K dated November 8, 2018, and incorporated herein by reference

10.15
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 19, 2018, and incorporated herein by reference

10.16
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated December 19, 2018 and incorporated herein by reference

10.17
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.19 to the Company's Form 10-Q dated May 10, 2019

10.18
Fourth Amendment to Credit Agreement, dated September 20, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated September 24, 2019, and incorporated herein by reference.

10.19
First Amendment to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) filed as Exhibit A of the Company’s Definitive Proxy Statement dated December 16, 2019, and incorporated herein by reference.

10.20
Promissory Note, dated April 10, 2020, by and between SIFCO Industries, Inc. and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated April 13, 2020, and incorporated herein by reference.

10.21	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.21 to the Company's Form 10-K dated December 23, 2020, and incorporated herein by reference
10.22
Fifth Amendment to Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated February 22, 2021, and incorporated herein by reference.

10.23
First Amendment to Export Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.2 to the Company's Form 8-K dated February 22, 2021, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 6, 2021, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2021 and 2020, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2021 and 2020, (iii) Consolidated Condensed Balance Sheets at March 31, 2021 and September 30, 2020, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2021 and 2020, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2021 and 2020, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 6, 2021	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)