Form 10-K
period 2021-09-30
SIFCO INDUSTRIES INC
filed 2021-12-10
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
or
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
large accelerated filer ☐ accelerated filer ☐ non-accelerated filer ☒ smaller reporting company ☒ emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $37,289,960.

The number of the Registrant’s Common Shares outstanding at November 30, 2021 was 6,016,970.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 26, 2022 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2021

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

COVID-19 Pandemic
Since being recognized by the World Health Organization as a pandemic, the novel coronavirus ("COVID-19") outbreak continues to impact the United States and other countries in which we operate. The COVID-19 pandemic and its effects continue to evolve, including scope, severity and duration of the COVID-19 pandemic, as well as any worsening of the pandemic, the potential for additional outbreaks of the virus, the impact of new variants of COVID-19, actions to contain the pandemic's spread or treat its impact, the ongoing effectiveness of the vaccine and vaccination rates, and governmental, business and other actions taken in response to the pandemic. The exact timing and pace of the recovery is currently indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, and, throughout the course of the pandemic, new variants of COVID-19 have been identified and spread significantly, resulting in additional restrictions put in place by certain governments around the world. Capital markets and economies worldwide have been negatively impacted by COVID-19 and given the fluidity of the situation, it is still unclear how lasting and deep the economic impacts will be, specifically in relation to the commercial aerospace and energy industries.

B.Principal Products and Services
Operations
SIFCO is a manufacturer of forgings and machined components for the A&E markets. We provide our customers with envelope and precision forgings, rough and finished machined components, as well as sub-assemblies. SIFCO services both original equipment manufacturers ("OEM") and aftermarket customers with products that range in size from approximately 2 to 1,200 pounds. The Company's strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability.

SIFCO's long-term plan is to have a balance comprised of military and commercial aerospace revenues, supplemented with energy, commercial space, and adjacent market components. In fiscal 2021, commercial and military revenues accounted for 36.7% and 63.3% of revenues, respectively, compared with 42.6% in commercial revenues and 57.4% in military revenues in fiscal 2020. The Company's capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, nickel alloys, titanium and aluminum.

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

Industry
The performance of the domestic and international air transport industry, the energy industry, as well as government defense spending, directly and significantly impact the performance of SIFCO. The impact of COVID-19 continues to be assessed by the Company. It has significantly impacted the commercial aerospace industry through the ongoing disruption of global travel, which remains depressed due to the continuing COVID-19 pandemic. Therefore, as the outbreak of variants and responses continue to be fluid and ever changing, the shape and speed of recovery for the commercial aerospace industry remain uncertain; however, resurgences in COVID-19 infections and/or new strains of the virus, along with the availability, distribution and efficacy of COVID-19 vaccines will continue to be critical factors in the recovery of passenger travel.

•SIFCO supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. The defense budget in the United States varies from year to year, driven by defense procurement policy and government budget constraints. To this point, the defense aerospace market has not been significantly impacted by the COVID-19 pandemic. Uncertainty may arise if the government reprioritizes funding as a result of, among other factors, potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement strategy, military strategy and planning, and broader changes in social, economic or political demands or priorities. Certain programs in which the Company participates have been favorable and are expected to continue.

•SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. As the pandemic has continued, the decrease in passenger air travel demand has impacted and continues to impact our customers' orders for new aircraft. Current estimates regarding the return of passenger air traffic to pre-COVID-19 levels is another two to four years as recovery has been extremely uneven. Increases in domestic leisure travel has led to some recovery and domestic business travel is expected to pick-up later into 2022, while international travel continues to lag as individual countries and regions have experienced varied recovery from, and resurgences in, the spread of COVID-19. Therefore, build rates, particularly the Boeing 777X, 787, 737 Max and the Airbus A320/A321neo and A350, declined and partially rebounded in 2021, but not as quickly as previously anticipated.

•SIFCO supplies new and spare components to the energy industry, particularly the industrial gas and steam turbine markets. The industrial gas and steam turbine markets have experienced a downturn in demand for new units in the near term. While alternative energy markets continue to strengthen, oil and gas prices are expected to rebound given rising gas prices from historic lows. As such, it's currently anticipated that purchases of parts and supplies within the industry will increase. SIFCO has positioned itself to be less dependent on OEM production, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.

•SIFCO also supplies components to the commercial space industry, which is rapidly evolving. An increasing number of commercial companies are participating in the space launch and reentry industry, which brings continuous development, innovation in technologies, and new approaches in this market. We believe there is an opportunity for SIFCO to gain an increased market share as this industry continues to evolve and grow.

Competition
SIFCO competes with numerous companies, approximately fifteen of which are known by SIFCO.  SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO; however, our competitors range from companies focused on the A&E markets to large diversified corporations that may also have business interests outside of the A&E markets to smaller companies that offer a limited portfolio of products in this market. SIFCO believes that it has an advantage and distinguishes itself in the primary markets it serves due to its: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) broad range of capabilities and offerings. As customers establish and utilize new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries. See further discussion of the risks relating to competition SIFCO faces in Item 1A. Risk Factors.

Government Contracts
Companies, such as SIFCO, that supply equipment and products to the U.S. military are subject to certain risks related to commercial relationships with the U.S. government and its agencies. Under the terms of these agreements, it is possible for demand and build rate to fluctuate or for the U.S. government to terminate existing contracts.

Customers
During fiscal 2021, SIFCO had two customers that accounted for 20% of consolidated net sales; and 38% of the Company's consolidated net sales were from three customers and their direct subcontractors, which individually accounted for 17%, 11%, and 10% of net sales, respectively. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 12, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2021 decreased to $77.2 million, compared with $91.1 million as of September 30, 2020. Orders for delivery scheduled in the upcoming fiscal year 2022 decreased to $59.3 million compared with $63.6 million scheduled in fiscal 2021. Orders may be subject to modification or cancellation by the customer with limited charges. The decrease in total backlog as of September 30, 2021 compared with the previous year is primarily due to timing of annual awards and SIFCO's customers adjusting orders due to operational and pandemic related challenges within the commercial airline industry. The continuing uncertainty regarding the COVID-19 pandemic and its duration and impact on the commercial airline industry is expected and may continue to impact sales order backlog growth in that market into fiscal 2022. Backlog information may not be indicative of future sales.

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

D.Human Capital Management
SIFCO employed approximately 446 full-time employees at the beginning of fiscal 2021, which decreased to approximately 378 employees at the end of fiscal 2021. In response to the impact of COVID-19 on the commercial aerospace industry (including declines in revenues of our customers and temporary closures in accordance with government health orders), during fiscal 2021, the Company experienced two furloughs at its Orange facility, which primarily manufactures commercial aerospace product. While the Company has brought back the workforce subject to the furloughs, the Company has experienced a decrease in the number of employees.

The Company’s employees include full-time, part-time, and temporary employees. Approximately 71% of our employees were located within the U.S. and 29% of our employees were located in Italy. Approximately 66% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.

The Company is a party to collective bargaining agreements ("CBA") with certain employees within the Cleveland location. The Cleveland location has two bargaining units; the Company ratified its CBA with one such unit in December 2019. The second bargaining unit, under its new representative the International Brotherhood of Boilermakers, is in ongoing negotiations with the Company. There continues to be no work disruptions as the Company operates per the terms of the previous contract. The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement. The Maniago location is party to the National Collective Agreement in Metalworking, which renewed in February 2021.

The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. There are several ways in which we attract, develop, and retain highly qualified talent and measure the ongoing effectiveness of our human capital management practices, including by making the safety and health of our employees a top priority. The Company is focused on ensuring the health of our employees through the implementation of standards, controls, and inspections to help ensure that our operations and premises comply with national and local regulations. In addition, the Company conducts annual employee development reviews, identifies growth opportunities, which include employee rotations, and engages employees in continuous improvement activities.

During fiscal 2021, we experienced a higher level of turnover, along with a shortage of applicants to fill staffing requirements at our U.S. locations due to the current labor shortage affecting most businesses across the United States. This has adversely affected our operating efficiency. The steps we have taken to attract and retain labor include attending hiring events, broadening our recruitment platforms, paying retention bonuses, offering enhanced wages and paying sign-on bonuses.

In response to the ongoing COVID-19 pandemic, we developed, implemented, and have maintained procedures and protocols to minimize the risk to the health and safety of our employees continuing to operate our facilities and provide our products to our customers on a timely basis. Included among these procedures were providing for remote work where practical and implementing protocols for social distancing, disinfecting, mask-wearing, symptom monitoring and personal hygiene. We continue to maintain appropriate health and safety measures for our employees as the pandemic continues. Throughout the pandemic, we have consistently been able to meet our customers' demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees.

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

Item 1A. Risk Factors
Set forth below are material risks and uncertainties that could negatively affect our business and financial condition and could cause our actual results to differ materially from those expressed in forward-looking statements contained in this report. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition. We face risks related to the COVID-19 pandemic, its affects, and actions in response thereto, which have exacerbated or could further exacerbate conditions in our risk factors noted below.

Risks Related to Our Business and Operations
We are subject to the cyclical nature of the A&E industries and the continuing or further downturn in these industries could adversely impact the demand for our products.
The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. The commercial aerospace industry has been significantly impacted by the COVID-19 pandemic and may continue to be negatively impacted for a prolonged period of time and the magnitude of the impacts of the COVID-19 pandemic on this industry cannot be fully understood at this time. We have experienced changes in demand from our customers in this market and the reduction in demand for commercial aircraft will adversely impact our net sales and operating results.

In addition to the near term impact of the COVID-19 pandemic on the commercial aerospace industry, there is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. Furthermore, airlines may experience reduced demand due to reluctance by the flying public to travel due to travel restrictions and/or social distancing requirements. As a result, there is significant uncertainty with respect to when commercial air traffic levels will recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased uncertainty with respect to global trade volumes, which could put negative pressure on cargo traffic levels. Any of these factors would have a significant impact on the demand within the commercial aerospace industry. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft could put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

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

The energy industry is also cyclical in nature. Demand for our new and spare components in this industry is, in turn, driven by the global demand for energy, which is affected by, among other factors, the state of the world economies, the political environments of numerous countries and environmental constraints. The availability of alternative energy to oil and gas, and related prices, also have a large impact on demand. Reductions in demand for products in this market could have a material adverse effect on our business.

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

SIFCO has contracts for programs where the period of performance may exceed one year. Congress and certain foreign governments must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year. Significant reductions in these appropriations or the amount of new defense contracts awarded may affect our ability to complete contracts, obtain new work and grow our business. At times when there are perceived threats to national security, U.S. defense spending can increase; at other times, defense spending can decrease. Future levels of defense spending are uncertain and subject to congressional debate. Any reduction in future U.S. defense spending levels could adversely impact our sales, operating profit and cash flow.

Furthermore, business conducted pursuant to U.S. government contracts is subject to extensive procurement regulations and other unique risks. New procurement regulations, or changes to existing requirements, could increase compliance costs or otherwise have a material impact on the operating margins of the portion of our business derived from contracts with the U.S. government. The U.S. government contracting party may modify, curtail, or terminate its contracts and subcontracts with the company without prior notice either at its convenience or for default based on performance, and funding pursuant to our U.S. government contracts may be reduced or withheld as a part of the appropriations process due to fiscal constraints or due to changes in foreign or domestic policy strategy.

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
As of September 30, 2021, our total backlog was $77.2 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

SIFCO business is dependent on a small number of direct and indirect customers.
A substantial portion of SIFCO's business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2021, two customers accounted for approximately 20% percent of our consolidated net sales and 38% of the Company’s consolidated net sales were from three customers and their direct subcontractors. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

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

As a result of the COVID-19 pandemic, certain of our employees may work from home as needed due to exposure or symptoms, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.

SIFCO relies on our suppliers to meet the quality and delivery expectations of our customers.
The ability to deliver SIFCO's products on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require SIFCO to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises (such as the COVID-19 pandemic) or other factors. We have and may continue to experience delays in the delivery of such products as a result of increased demands and pressures on the supply chain, customs, labor issues, geo-political pressures, disruptions associated with the COVID-19 pandemic, changes in political, economic, and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company's ability to meet demands of customers and cause negative impacts to the Company's cost structure, profitability and its cash flow. It is unclear how our supply chain could be further impacted by COVID-19, including the spread of new variants, and there are many unknowns including how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

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
The Sarbanes-Oxley Act, among other things, requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing has, as described below, and in the future may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2021, management determined that SIFCO’s internal control over financial reporting and its disclosure controls and procedures were effective. If the Company is unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if any material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Labor disruptions by our employees or personnel turnover and/or shortage could adversely affect our business.
As of September 30, 2021, we employed approximately 378 people. We face competition for management and employees from other companies and organizations. In 2020 and 2021, we furloughed or terminated portions of our workforce as a result of the negative impact the COVID-19 pandemic had on the demand for our products and services. Although we took measures to maintain good relationships with our workforce, there can be no assurance that the act of furloughing or terminating our employees did not damage employee relations or our ability to attract and retain talent at all levels. As the demand for employees returns to pre-COVID-19 levels, if we continue to experience increased turnover and/or are unable to quickly hire employees and subsequently retain our workforce, or we experience a significant or prolonged work stoppage in such an environment, we may experience increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to secure new work and our results of operations and financial condition could be adversely affected. Additionally, two of our locations are parties to collective bargaining agreements. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. In particular, employees of one of the Company's Cleveland bargaining units have been working under the terms and conditions of a collective bargaining agreement that expired on May 15, 2020. Work stoppages by the affected workers could occur if the Company is unable to negotiate an acceptable contract with the union. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

Additionally, on September 9, 2021, President Biden issued an executive order requiring all employers with U.S. government contracts for provisions of services to the U.S. government require their U.S.-based employees, contractors, and certain subcontractors (who work on or in support of U.S. government contracts for provisions of services to the U.S. government) be fully vaccinated, except for any employees with a medical or religious exemption. In addition, the Department of Labor's Occupational Safety and Health Administration issued an “Emergency Temporary Standard” requiring employers with 100 or more employees to develop, implement and enforce a mandatory COVID-19 vaccination policy, unless they adopt a policy requiring employees to choose to either be vaccinated or undergo regular COVID-19 testing and wear a face covering at work. These mandates are effective as of January 4, 2022. While these mandates are currently facing various legal challenges (including an injunction), any ultimate implementation of these or similar requirements may result in employee attrition, which could be material as it may be difficult or very costly in the current competitive labor market to find and recruit replacement employees for employees lost as a result of these requirements, and this could have a material adverse effect on our business, results of operations and financial condition. It is currently not possible to predict with certainty the impact these mandates will have on our workforce. Additional vaccine mandates may also be implemented in other jurisdictions in which we operate.

Risks Related to Financial Matters

Global economic conditions may adversely impact our business, operating results or financial condition.
Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy and may negatively impact consumer and business spending levels. Since 2020, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets as well as various industries worldwide, resulting in a downturn that has adversely impacted many businesses, including ours. The pandemic and other events could adversely affect our business, operating results or financial condition. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay SIFCO for its products and services may adversely affect its earnings and cash flows.

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
On April 10, 2020, we entered into a promissory note evidencing an unsecured $5.0 million loan under the Paycheck Protection Program (the “PPP Loan”), of which $0.3 million was repaid in fiscal 2020. The Paycheck Protection Program (or “PPP”) was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP Loan was made by the Company’s current lenders. The term of the PPP Loan is two years and the interest rate on the PPP Loan is 0.98%. Although the Company applied for forgiveness of its PPP Loan, we make no representations that the loan will be forgiven. While we expect to meet the standards for full forgiveness for the PPP Loan, there can be no assurance that we will meet such standards.

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
Goodwill and other intangible assets are a component of our assets. At September 30, 2021, goodwill was $3.5 million and other intangible assets were $0.9 million of our total assets of $110.7 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

General Risks

Our business is subject to risks associated with widespread public health crises, including the current COVID-19 pandemic.
In March 2020, the outbreak of COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak subsequently became increasingly widespread in the United States and other countries in which we conduct business. While we continue to actively monitor the pandemic and take steps to mitigate the risks posed by its spread, there is no guarantee that our efforts will mitigate the adverse impacts of COVID-19 or will be effective. Uncertain factors relating to the COVID-19 pandemic continue to include the duration of the outbreak, the severity of the disease, and the actions taken, or perception of actions that may be taken, to contain or treat its impact, including declarations and/or re-instituting states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations. We have continued to see a prolonged impact on the economy, our industry, and our business, with increased challenges for customers, labor shortages, supply chain disruptions, and increasing inflation, among others.

The pandemic is affecting and is expected to continue to affect certain elements of our operations and business. As a result of the COVID-19 pandemic and its impacts, we are facing increased operational challenges from the need to protect employee health and safety as well as operating in an industry significantly impacted by the effects of the pandemic. As a result, we have experienced, and may in the future experience, production site shutdowns, and workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at the facilities operated by our customers and suppliers. Specifically, we have experienced operational interruptions as a result of COVID-19, including the temporary suspension of operations at our facilities in Maniago, Italy and border closures that have resulted in delayed shipments, as well as temporary interruptions of the Company's other facilities in order to undertake deep cleaning and other preventative measures. Further or more prolonged suspension of operations or delayed recovery in our operations, and/or any similar suspension of operations or delayed recovery at one or more of our key suppliers, or the failure of any of our key suppliers, would result in further challenges to our business, leading to a further material adverse effect on our business, financial condition, results of operations, and cash flows.

We have experienced and expect to continue to experience unpredictable changes in demand from the markets we serve. The A&E industries have been negatively impacted by the COVID-19 pandemic as a result of various restrictions on air travel and concern regarding air travel during a pandemic. These factors have caused reductions in demand for commercial aircraft, which have adversely impacted our net sales and operating results and may continue to do so for an extended period of time. Further, an overall reduction in business activity as a result of the disruption has led to a continued softening of the energy market. If the pandemic continues and conditions worsen, we may experience additional adverse impacts on our operations, costs, customer orders, and collections of accounts receivable, which may be material. While we are unable to predict the magnitude of the impact of these factors at this time, the loss of, or significant reduction in, purchases by our large customers could have a material adverse effect on our business, financial condition, and results of operations.

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
We have operations located in regions of the world that may be exposed to damaging storms, earthquakes and other natural disasters as well as other events outside of our control, such as fires, floods and other catastrophic events. We maintain standard property casualty insurance coverage for our properties and may be able to recover costs associated with certain natural disasters through insurance; however, even if covered by insurance, any significant damage or destruction of our facilities due to such events could result in our inability to meet customer delivery schedules and may result in the loss of customers and significant additional costs to SIFCO. Thus, any significant damage or destruction of our properties could have a material adverse effect on our business, financial condition or results of operations.

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2021 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraph are approximations:
•SIFCO operates and manufactures in multiple facilities—(i) an owned 280,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California, and (iii) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

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

Item 4A. Executive Officers of the Registrant
Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.

•Peter W. Knapper - President and Chief Executive Officer
•Thomas R. Kubera - Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	60	President and Chief Executive Officer since June 2016. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation from 2007 to 2016 and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	62	Chief Financial Officer since August 8, 2018. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

PART II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the A&E industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) the impact of the novel COVID-19 pandemic and related impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”

Dividends and Shareholders
The Company did not declare a cash dividend during fiscal 2021 or fiscal 2020. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations, focusing on its long-term plan and mitigating the uncertainty of the continuing impact of the COVID-19 pandemic. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At October 30, 2021, there were approximately 374 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

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

Fire Restoration
The insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. In the third quarter of fiscal 2021, the Company completed the restoration of the final two of the six presses damaged in the fire, and all six presses are currently in operation. Restoration of the building structure was completed as of September 30, 2021.

Having finalized the claim with its insurance carrier, cash proceeds of $4.5 million were received in fiscal 2021. A total of $3.0 million was recognized within the consolidated statements of operations. The Company has business interruption insurance coverage, of which $0.5 million of the amount received was reflected within the cost of goods sold line within the consolidated statement of operations. See Note 11, Commitments and Contingencies, of the consolidated financial statements to see how the insurance claim impacted the consolidated statements of operations and balance sheets.

COVID-19
As previously noted, the COVID-19 pandemic continues to impact the United States and other countries in which the Company operates. During fiscal 2021, the COVID-19 pandemic continued to impact the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company has seen a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2021 than in fiscal 2020. In response to the uncertain environment created by the COVID-19 pandemic, the Company has, in prior periods, taken measures to reduce costs by furloughing and laying off certain of its employees from one of its plant locations that has experienced reduced sales of commercial aerospace products. Such employees have since returned to work. The Company continues to actively monitor and find ways to mitigate the impact of the pandemic on its operations and consider its ability to pivot its operations and the industries served.

Fiscal Year 2021 Compared with Fiscal Year 2020

Net Sales
Net sales comparative information for fiscal 2021 and 2020, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$38.5	$52.0	$(13.5)
Rotorcraft	27.2	31.5	(4.3)
Energy components for power generation units	20.4	16.7	3.7
Commercial product and other revenue	13.5	13.4	0.1
Total	$99.6	$113.6	$(14.0)

Net sales in fiscal 2021 decreased 12.3%, or $14.0 million to $99.6 million, compared with $113.6 million in fiscal 2020. Given the long lead times for certain of the Company's products, the Company has seen a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2021 than in fiscal 2020. Fixed wing aircraft sales decreased $13.5 million compared with the same period last year due to timing of customer orders and a decrease in build rates in certain commercial programs as the rebound in air travel did not occur as quickly as anticipated, partially offset by increased sales for military programs. Rotorcraft sales decreased $4.3 million in fiscal 2021 compared to the same period in fiscal 2020 primarily due to revenue recognized over time for certain military applications. The energy components for power generation units increased $3.7 million compared with the same period last year due to customer order increases as the market saw some recovery.

Commercial net sales were 36.7% of total net sales and military net sales were 63.3% of total net sales in fiscal 2021, compared with 42.6% and 57.4%, respectively, in the comparable period in fiscal 2020. Commercial net sales (which includes energy components) decreased $11.7 million to $36.6 million in fiscal 2021, compared to $48.3 million in fiscal 2020 primarily due to the decrease in build rates in the commercial aerospace industry, partially offset by an increase in energy component sales for power generation due to increased customer orders. Military net sales decreased $2.2 million to $63.0 million in fiscal 2021, compared to $65.2 million in fiscal 2020 primarily due to timing of orders related to certain military programs.

Cost of Goods Sold
Cost of goods sold decreased by $5.2 million, or 5.6%, to $88.4 million, or 88.7% of net sales, during fiscal 2021, compared with $93.6 million or 82.4% of net sales in the comparable period of fiscal 2020. The decrease was primarily due to lower volume from the commercial aerospace programs, cost controlling measures and the non-recurrence of the one-time pension withdrawal charge of $0.8 million incurred in the prior year. Prior year results included higher insurance recoveries by $2.5 million related to business interruption and mitigation expense as part of the fire settlement.

Gross Profit
Gross profit decreased by $8.8 million, or 43.9%, to $11.2 million during fiscal 2021, compared with $20.0 million in fiscal 2020. Gross margin percent of sales was 11.3% during fiscal 2021, compared with 17.6% in fiscal 2020, primarily due to lower volume, higher idle expense costs of $1.9 million and lower insurance recoveries of $0.5 million in fiscal 2021 compared with $2.0 million in the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $13.5 million, or 13.5% of net sales, during fiscal 2021, compared with $14.0 million, or 12.4% of net sales, in fiscal 2020. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management in response to COVID-19, such as lower wages related to a furlough at one location and fewer travel expenses, partially offset by higher legal and professional costs and commissions.

Amortization of Intangibles
Amortization of intangibles decreased $0.5 million to $1.0 million during fiscal 2021, compared with $1.5 million in the comparable period of fiscal 2020. Such decrease was primarily due to certain intangible assets that were fully amortized during fiscal 2020.

Other/General
The Company recorded operating loss of $1.1 million during fiscal 2021, compared with an operating income of $10.1 million in fiscal 2020.

Current period results include a gain on insurance recoveries of $2.4 million in fiscal 2021 compared to $5.9 million in fiscal 2020 as it relates to fire claim at the Orange location.

Interest expense decreased $0.3 million to $0.6 million in fiscal 2021, compared with $0.9 million in the same period in fiscal 2020. The decrease is primarily due to the reduction of interest rates and lower average borrowings. See Note 5, Debt, of the consolidated financial statements for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2021 and 2020:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2021	2020	2021	2020
Revolving credit agreement	1.5%	2.9%	$ 9.1 million	$ 13.8 million
Foreign term debt	3.5%	4.4%	$ 7.0 million	$ 5.5 million
Other debt	0.9%	0.5%	$ 5.7 million	$ 6.1 million
The Company believes that inflation did not materially affect its results of operations in either fiscal 2021 or 2020 and does not expect inflation to be a significant factor in fiscal 2022, due to the average duration of our projects. However, no assurances can be made that the Company will not experience inflationary pressures in the future.

Income Taxes
The Company’s effective tax rate in fiscal 2021 was 62.2% compared with (2.3%) in fiscal 2020. The increase in the effective tax rate in fiscal 2021 is primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy applied against a year-to-date loss in fiscal 2021 and changes in jurisdictional mix of income in fiscal 2021 compared with the same period in fiscal 2020. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)
Net loss was $0.7 million during fiscal 2021, compared with net income of $9.2 million in fiscal 2020. The decrease in income in the current period was primarily due to lower volume, lower insurance recoveries and higher idle expense, partially offset by continued costs savings activities and the favorable tax benefit recorded in fiscal 2021.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2021	2020
Net income (loss)	$(743)	$9,191
Adjustments:
Depreciation and amortization expense	7,662	7,380
Interest expense, net	638	886
Income tax benefit	(1,222)	(211)
EBITDA	6,335	17,246
Adjustments:
Foreign currency exchange loss, net (1)	23	51
Other income, net (2)	(72)	(13)
Loss on disposal of assets (3)	209	174
Gain on insurance recoveries (4)	(2,397)	(5,874)
Equity compensation expense (5)	469	398
Pension settlement/curtailment benefit (6)	274	239
LIFO impact (7)	924	(10)
Adjusted EBITDA	$5,765	$12,211

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
(6)Represents expense incurred by its defined benefit pension plans related to settlement of pension obligations.
(7)Represents the change in the reserve for inventories for which cost is determined using the last in, first out ("LIFO") method.

Reference to the above activities can be found in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

B.         Liquidity and Capital Resources
Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our Credit Agreement (as defined below under "Financing Activities"). The ongoing impact and magnitude of the COVID-19 pandemic remain uncertain (including the pandemic's continued effects on the global economy and potential for market disruptions) with the commercial aerospace industry. Along with the global disruption in travel and, further, the pandemic and responses to the various resurgences and continued spread of the pandemic continue to cause interruptions to the business of our customers and suppliers, which in turn is likely to impact our business operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of COVID-19 on the commercial airline industry. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company management will continue to assess and actively manage liquidity. See "Results of Operation - COVID-19" for further discussion on the impact of the pandemic.

Cash and cash equivalents decreased to $0.3 million at September 30, 2021 compared with $0.4 million at September 30, 2020. At September 30, 2021 and 2020, a nominal amount and $0.4 million, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

Operating Activities
The Company’s operating activities provided $3.9 million of cash in fiscal 2021, compared with $0.4 million in fiscal 2020.  The cash provided by operating activities in fiscal 2021 was primarily due to non-cash items, such as depreciation and amortization of $7.7 million, LIFO effect of $0.9 million, equity based compensation, and source of working capital of $1.1 million, partially offset by a net gain on insurance recovery combined with loss on disposal of assets of $2.2 million and deferred income taxes of $1.3 million and net loss of $0.7 million. The source of cash from working capital of $1.1 million was primarily due to reductions in receivables due to lower sales and improved collections as well as decreases in inventories, partially offset by payments to suppliers and disbursements related to the fire recovery.

The Company’s operating activities provided $0.4 million of cash in fiscal 2020. The cash provided by operating activities in fiscal 2020 was primarily due to non-cash items, such as depreciation and amortization of $7.4 million, equity based compensation, deferred income taxes and LIFO effect, partially offset by a net gain on insurance recovery combined with loss on disposal of asset of $5.7 million and use of working capital of $10.5 million and net income of $9.1 million. The decrease in cash from operating activities was primarily due to increased inventories and payments to suppliers and disbursements related to the fire recovery.

Investing Activities
Cash used for investing activities was $0.9 million in fiscal 2021, compared with cash used for investing activities of $1.2 million in fiscal 2020. Fiscal 2021 includes $4.1 million in proceeds received from insurance recovery on the damaged property related to the fire at the Orange location, compared with $7.8 million in proceeds received in the previous year. Capital expenditures were $5.0 million, mainly funded by insurance proceeds from the fire in fiscal 2021 and $9.0 million in fiscal 2020. Expenditures in fiscal 2021 and in 2020 were used primarily for the restoration of the Orange location as a result of the fire, which was completed as of September 30, 2021. Capital commitments at September 30, 2021 were $0.8 million. The Company anticipates the total fiscal 2022 capital expenditures will be within the range of $2.5 million to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.

Financing Activities
Cash used by financing activities was $3.1 million in fiscal 2021 compared to cash provided by financing activities of $0.8 million in fiscal 2020.

As discussed in Note 5, Debt, the Company amended the Credit Agreement and the Export Agreement on February 19, 2021. The combined maximum borrowings remain unchanged at $35.0 million. The Fifth Amendment (the "Fifth Amendment") to the Credit Agreement (as amended, the "Credit Agreement") consists of a senior secured revolving credit facility with a maximum borrowing of $28.0 million, previously $30.0 million. The revolving commitment through the First Amendment (the "First Amendment") of the Export Credit Agreement, which lends amounts to the Company on foreign receivables increased its revolving commitment from $5.0 million to $7.0 million. The Fifth Amendment, among other things, extends the maturity date from August 6, 2021 to February 19, 2024.

As discussed in Note 5, Debt, the Company's Maniago, Italy location obtained borrowings from two separate lenders during fiscal 2021. The first loan was for $0.7 million with repayment terms of 78 months, of which $0.3 million was forgiven in the same period and included as a gain in debt extinguishment in the operating activities within the consolidated statements of cash flows. A second loan with a five year term was obtained in the amount of $0.3 million. The proceeds of these loans were used for working capital purposes. The Company repaid $0.4 million of its Company's foreign term loans in 2021.

In the prior year, the Company received cash proceeds of $6.6 million, which $5.0 million relates to the PPP loan and $1.5 million from a new loan related to the Maniago location. A small portion of the PPP loan was repaid. A total of $1.3 million in cash was used to repay the Company's foreign term loans.

The Company had net repayments under its revolving credit facility of $3.9 million in fiscal 2021 and $2.7 million in fiscal 2020.

Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on LIBOR plus a 1.75% spread, which was 1.8% at September 30, 2021 and the Export Credit Agreement, as discussed in Note 5, Debt, of the consolidated financial statements, has a rate based on LIBOR plus a 1.25% spread, which was 1.3% at September 30, 2021. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.

Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt, of the consolidated financial statements. The availability at September 30, 2021 was $14.6 million. If the availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10.0% of the Revolving Commitment as of September 30, 2021, the FCCR calculation was not required.

The Company incurred debt issuance costs related to the above Credit Agreements and amendments in fiscal 2021. See Note 5, Debt, of the consolidated financial statements for further discussion.

Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company was able to defer payments for certain debt obligations at its Maniago location along with obtaining new financing in the current year to provide Maniago with sufficient liquidity.

Additionally, the credit and capital markets saw significant volatility during the course of the pandemic. Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company, could also negatively impact our ability to obtain equity financing.

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

Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company's contracts are from purchase orders ("PO's"), which continue to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later time when control of the products transfers to the customer. Under the revenue standard, the Company recognizes certain revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the applicable customer are as follows:

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

2021 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2021. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of September 30, 2021. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

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
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2021.

	Impact on Fiscal 2021 Benefits Expense	Impact on September 30, 2021 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$22	$790
25 basis point increase in discount rate	$(22)	$(790)
100 basis point decrease in expected long-term rate of return on assets	$204	$—
100 basis point increase in expected long-term rate of return on assets	$(204)	$—

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

As of September 30, 2021 and 2020, SIFCO used the following assumptions:

	Years Ended September 30,
	2021	2020
Discount rate for expenses	3.1%	2.9%
Expected return on assets	7.0%	7.2%

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
As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal 2021. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2021.

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

E.         Impact of Newly Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company does not need to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated statements of operations and financial condition.

In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective for the Company beginning October 1, 2021. The effect of adopting this ASU is not expected to have a material impact to the Company's results within the consolidated statements of operations and financial condition.

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

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the for each of the two years ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2002.

Cleveland, Ohio
December 10, 2021

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2021	2020
Net sales	$99,591	$113,573
Cost of goods sold	88,386	93,611
Gross profit	11,205	19,962
Selling, general and administrative expenses	13,484	14,022
Amortization of intangible assets	1,011	1,497
Loss on disposal or impairment of operating assets	209	174
Gain on insurance recoveries	(2,397)	(5,874)
Operating income (loss)	(1,102)	10,143
Interest expense, net	638	886
Foreign currency exchange loss, net	23	51
Other expense, net	202	226
Income (loss) before income tax benefit	(1,965)	8,980
Income tax benefit	(1,222)	(211)
Net income (loss)	$(743)	$9,191

Net income (loss) per share:
Basic	$(0.13)	$1.62
Diluted	$(0.13)	$1.59

Weighted-average number of common shares (basic)	5,759	5,661
Weighted-average number of common shares (diluted)	5,759	5,791
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Years Ended September 30,
	2021	2020
Net income (loss)	$(743)	$9,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	(102)	410
Retirement plan liability adjustment, net of tax $0 and $0, respectively	4,491	(569)
Comprehensive income	$3,646	$9,032

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$346	$427
Receivables, net of allowance for doubtful accounts of $167 and $249, respectively	19,914	23,225
Other receivables	—	1,547
Contract asset	12,874	11,997
Inventories, net	12,546	15,569
Refundable income taxes	101	103
Prepaid expenses and other current assets	1,792	2,338
Total current assets	47,573	55,206
Property, plant and equipment, net	42,708	44,201
Operating lease right-of-use assets, net	15,943	17,021
Intangible assets, net	874	1,890
Goodwill	3,493	3,493
Other assets	77	137
Total assets	$110,668	$121,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,566	$7,144
Revolver	8,930	12,870
Short-term operating lease liabilities	788	991
Accounts payable	9,811	14,002
Accrued liabilities	6,871	8,290
Total current liabilities	35,966	43,297
Long-term debt, net of current maturities	2,669	4,606
Long-term operating lease liabilities, net of short-term	15,439	16,188
Deferred income taxes	158	1,400
Pension liability	6,073	10,165
Other long-term liabilities	741	769
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares – 5,987 at September 30, 2021 and 5,916 at September 30, 2020	5,987	5,916
Additional paid-in capital	11,118	10,736
Retained earnings	41,596	42,339
Accumulated other comprehensive loss	(9,079)	(13,468)
Total shareholders’ equity	49,622	45,523
Total liabilities and shareholders’ equity	$110,668	$121,948
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(743)	$9,191
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,662	7,380
Amortization of debt issuance costs	72	129
Loss on disposal of operating assets or impairment of operating assets	209	174
Gain on insurance proceeds received for damaged property	(2,397)	(5,874)
Gain on extinguishment of debt	(287)	—
LIFO effect	924	(10)
Share transactions under employee stock plan	453	390
Deferred income taxes	(1,288)	(422)
Other long-term liabilities	375	27
Changes in operating assets and liabilities:
Receivables	3,244	251
Contract assets	(877)	(1,648)
Inventories	2,044	(4,653)
Refundable income taxes	2	38
Prepaid expenses and other current assets	157	(980)
Other assets	61	125
Accounts payable	(4,443)	(7,060)
Accrued liabilities	(1,279)	3,240
Accrued income tax and other	3	151
Net cash provided by operating activities	3,892	449

Cash flows from investing activities:
Insurance proceeds received for damaged property	4,101	7,828
Capital expenditures	(4,979)	(9,026)
Net cash used for investing activities	(878)	(1,198)

Cash flows from financing activities:
Proceeds from long-term debt	1,020	6,628
Repayments of long-term debt	(405)	(1,618)
Proceeds from revolving credit agreement	89,264	111,404
Repayments of revolving credit agreement	(93,204)	(114,076)
Proceeds from short-term debt borrowings	3,613	3,206
Repayments of short-term debt borrowings	(3,354)	(4,722)
Payments for debt issuance costs	(45)	—
Net cash provided by (used for) financing activities	(3,111)	822

Increase (decrease) in cash and cash equivalents	(97)	73
Cash and cash equivalents at beginning of year	427	341
Effects of exchange rate changes on cash and cash equivalents	16	13
Cash and cash equivalents at end of year	$346	$427

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information
(Amounts in thousands)

	Years Ended September 30,
	2021	2020
Cash paid during the year:
Cash paid for interest	$(397)	$(692)
Cash paid for income tax, net	$(62)	$(52)

Non-cash investing and financing activities:
Additions to property, plant & equipment - incurred but not yet paid	$257	$915
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2019	$5,777	$10,438	$33,148	$(13,309)	$36,054

Comprehensive income (loss)	—	—	9,191	(159)	9,032
Shares retired	—	47	—	—	47
Performance and restricted share expense	—	398	—	—	398
Share transactions under employee stock plans	139	(147)	—	—	(8)
Balance - September 30, 2020	5,916	10,736	42,339	(13,468)	45,523

Comprehensive income (loss)	—	—	(743)	4,389	3,646
Performance and restricted share expense	—	469	—	—	469
Share transactions under employee stock plans	71	(87)	—	—	(16)
Balance - September 30, 2021	$5,987	$11,118	$41,596	$(9,079)	$49,622
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

Impact of COVID-19 Pandemic
Since being recognized by the World Health Organization as a pandemic, the novel coronavirus ("COVID-19") continues to impact the United States and other countries in which we operate. As a result of the COVID-19 pandemic and related government mandated restrictions on the Company’s business as well as the businesses of its customers and suppliers, disruption to the Company’s business and the manufacture and sale of its products has occurred and is expected to continue into fiscal 2022. During fiscal 2021, the COVID-19 pandemic impacted the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company saw a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2021 than in fiscal 2020. In response to the uncertain environment created by the COVID-19 pandemic, the Company has taken measures to reduce costs by furloughing and laying off certain of its employees from one of its plant locations that has experienced reduced sales of commercial aerospace products. Such employees have since returned to work. The Company continues to actively monitor and find ways to mitigate the impact of the pandemic on its operations and consider its ability to pivot its operations and the industries served.

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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2021.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $167 and $249 at September 30, 2021 and 2020, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. During fiscal 2021 $9 of accounts receivable were recovered against the allowance for doubtful accounts while in fiscal 2020 $263 of accounts receivable were written off against the allowance for doubtful accounts. Bad debt benefit totaled $91 and $80 in fiscal 2021 and fiscal 2020, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2021, 20% of the Company’s consolidated net sales were from two of its largest customers; and 38% of the Company's consolidated net sales were from the three largest customers and their direct subcontractors, which individually accounted for 17%, 11%, and 10%, of consolidated net sales, respectively. In fiscal 2020, 10% of the Company’s consolidated net sales were from one of its largest customers; and 49% of the Company's consolidated net sales were from four of the largest customers and their direct subcontractors which individually accounted for 16%, 13%, 10% and 10%, of consolidated net sales, respectively. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2021 and 2020.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

At September 30, 2021, none of the Company’s largest customers had outstanding net accounts receivable balances that were individually greater than 10% of the total net accounts receivable; and one of the largest customers and their direct subcontractors collectively had outstanding net accounts receivable which accounted for 17% of total net accounts receivable. At September 30, 2020, one of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 11% of total net accounts receivable; and three of the largest customers and their direct subcontractors had outstanding net accounts receivable which accounted for 13%, 13%, and 12% of total net accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2021.

E. INVENTORY VALUATION
For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 39% and 47% of the Company’s inventories at September 30, 2021 and 2020, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower cost or net realizable value.

The Company maintains allowances for obsolete and excess inventory. The Company evaluates its allowances for obsolete and excess inventory each quarter and requires at a minimum that reserves be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional reserve will be recognized. Specific obsolescence and excess reserve requirements may arise due to technological or market changes or based on cancellation of an order. The Company’s reserves for obsolete and excess inventory were $3,444 and $3,676 at September 30, 2021 and 2020, respectively.

F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation is generally computed using the straight-line method. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 40 years; (ii) machinery and equipment, including office and computer equipment - 3 to 20 years; (iii) software - 3 to 7 years (included in machinery and equipment); and (iv) leasehold improvements - 6 to 15 years range represent the remaining life or length of the lease, whichever is less (included in buildings).

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2021	2020
Property, plant and equipment:
Land	$994	$1,000
Buildings	16,931	15,564
Machinery and equipment	92,871	91,461
Total property, plant and equipment	110,796	108,025
Less: Accumulated depreciation	68,088	63,824
Property, plant and equipment, net	$42,708	$44,201

The (gain) loss on disposal of operating assets is included as a separate line item in the accompanying consolidated statements of operations. Depreciation expense was $6,651 and $5,883 in fiscal 2021 and 2020, respectively.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Fiscal 2021
The Company continuously monitors triggers to determine if further testing is necessary. In the fourth quarter, further assessment was necessary as certain qualitative factors, such as, operating results triggered a recoverability test on its Orange, California ("Orange") location. The results indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

Fiscal 2020
The Company continuously monitored and tested for recoverability at the Orange location. The result of management's analysis on the asset group's recoverability at September 30, 2020 did not require further review for impairment.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. With the adoption of Accounting Standard Update ("ASU") 2017-04, Step 2 has been eliminated from the goodwill impairment test. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles Assets, of the consolidated financial statements for further discussion of the July 31, 2021 and 2020 annual impairment test results.

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

I. NET INCOME (LOSS) PER SHARE
The Company’s net loss and income per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss in the reporting period, zero restricted shares and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In the prior period, net income per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. The dilutive effect is as follows:

	September 30,
	2021	2020
Net income (loss)	$(743)	$9,191

Weighted-average common shares outstanding (basic)	5,759	5,661
Effect of dilutive securities:
Restricted shares	—	120
Performance shares	—	10
Weighted-average common shares outstanding (diluted)	5,759	5,791

Net income (loss) per share – basic:	$(0.13)	$1.62

Net income (loss) per share – diluted:	$(0.13)	$1.59

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	412	207

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

K. LEASES
The leasing standard requires lessees to recognize a Right-of-Use ("ROU") asset and a lease liability on the consolidated balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, as well as certain machinery and office equipment. The Company determines if a contract contains a lease based on whether the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated balance sheets.

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

L. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In August 2018, the FASB issued ASU 2018-14, "Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)," which adds the following disclosure requirements: (1) the weighted-average interest crediting rates used in the Company's cash balance pension plans and other similar plans; (2) a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period; and (3) an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The ASU also clarifies the guidance included in ASC 715-20-50-3 on defined benefit plans disclosure requirements. This ASU is effective for the Company and did not have a material impact to the pension disclosures. See Note 8, Retirement Benefit Plans, of the consolidated financial statements for further information.

M. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company does not need to implement this standard until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated statements of operations and financial condition.

In December 2019, ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" was issued to (i) reduce the complexity of the standard by removing certain exceptions to the general principles in Topic 740 and (ii) improve consistency and simplify other areas of Topic 740 by clarifying and amending existing guidance. This ASU is effective beginning October 1, 2021. The adoption of this ASU is not expected to have a material impact to the Company's results within the consolidated statements of operations and financial condition.

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

O. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2021 and 2020.

P. DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Q. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2021	2020
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(5,359)	$(5,257)
Net retirement plan liability adjustment, net of income tax benefit of $(3,758) and $(3,758), respectively	(3,720)	(8,211)
Total accumulated other comprehensive loss	$(9,079)	$(13,468)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2019	$(5,667)	$(7,642)	$(13,309)
Other comprehensive income (loss) before reclassifications	410	(1,560)	(1,150)
Amounts reclassified from accumulated other comprehensive loss	—	991	991
Net current-period other comprehensive income (loss)	410	(569)	(159)

Balance at September 30, 2020	(5,257)	(8,211)	(13,468)
Other comprehensive income (loss) before reclassifications	(102)	3,371	3,269
Amounts reclassified from accumulated other comprehensive loss	—	1,120	1,120
Net current-period other comprehensive income (loss)	(102)	4,491	4,389
Balance at September 30, 2021	$(5,359)	$(3,720)	$(9,079)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2021 and 2020:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2021	2020	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Prior service costs	$—	$—	(1)
Net actuarial gain (loss)	4,217	(808)	(1)
Settlements/curtailments	274	239	(1)
	4,491	(569)	Total before taxes
	—	—	Income tax expense
	$4,491	$(569)	Net of taxes

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

T. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Plan Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"). The Company recognizes share-based expense within selling, general, and administrative expense and adjusts for any forfeitures as they occur.

U. GOING CONCERN
In accordance with ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40) ("ASC 205-40")", the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Inventories
Inventories at September 30 consist of:

	2021	2020
Raw materials and supplies	$4,111	$6,548
Work-in-process	3,560	3,786
Finished goods	4,875	5,235
Total inventories	$12,546	$15,569

If the FIFO method had been used for the entire Company, inventories would have been $9,210 and $8,286 higher than reported at September 30, 2021 and 2020, respectively. LIFO expense was $924 in fiscal 2021 and a LIFO benefit was $10 in fiscal 2020.

In fiscal 2021, results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of approximately $156 during fiscal 2021. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs. There was no LIFO liquidation in fiscal 2020.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2021	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$1,876	$1,850	$—	$—	$26
Technology asset	5 years	1,869	1,869	—	—	—
Customer relationships	10 years	13,589	12,736	—	(5)	848
Total intangible assets		$17,334	$16,455	$—	$(5)	$874

September 30, 2020
Intangible assets:
Trade name	8 years	$1,876	$1,729	$—	$(12)	$135
Technology asset	5 years	1,869	1,843	—	(24)	2
Customer relationships	10 years	13,589	11,833	—	(3)	1,753
Total intangible assets		$17,334	$15,405	$—	$(39)	$1,890

The amortization expense on identifiable intangible assets for fiscal 2021 and 2020 was $1,011 and $1,497, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2022	$324
Fiscal year 2023	247
Fiscal year 2024	174
Fiscal year 2025	129
Fiscal year 2026	—

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
2021 and 2020 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2021 and 2020, respectively, for the Cleveland, Ohio ("Cleveland") reporting unit. Results determined that the fair value of the reporting unit exceeded the carrying value at each assessment date. No impairment charge as of September 30, 2021 and 2020, respectively.

Goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2019	$3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2020	3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2021	$3,493

4.     Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2021	2020
Accrued employee compensation and benefits	$4,075	$5,476
Accrued workers’ compensation	888	546
Contract liabilities	236	636
Other accrued liabilities	1,672	1,632
Total accrued liabilities	$6,871	$8,290

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

5.    Debt
Debt at September 30 consists of:

	2021	2020
Revolving credit agreement	$8,930	$12,870
Foreign subsidiary borrowings	6,632	5,759
Capital lease obligations	22	80
Other, net of unamortized debt issuance cost $(32) and $(20)	5,581	5,911
Total debt	21,165	24,620

Less – current maturities	(18,496)	(20,014)
Total long-term debt	$2,669	$4,606

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

The Credit Agreement contains affirmative and negative covenants and events of defaults. Prior to the Fifth Amendment, the Credit Agreement required the Company to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. However, the Fifth Amendment provides that the Company will not permit the fixed charge coverage ratio to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless (i) a default has occurred and is continuing, (ii) when the combined availability was less than or equal to the greater of (x) 10% of the lesser of the combined commitments or (y) 10% of the combined borrowing base, and $2,000, for three or more business days in any consecutive 30 day period. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. The total collateral at September 30, 2021 and September 30, 2020 was $25,370 and $26,964, respectively and the revolving commitment was $35,000 for both periods. Total availability at September 30, 2021 and September 30, 2020 was $14,570 and $13,284, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than the 10.0% of the revolving commitment as of September 30, 2021 and 12.5% of the revolving commitment at September 30, 2020, the FCCR calculation was not required.

Borrowings will bear interest at the Lender's established domestic rate or LIBOR, plus the applicable margin as set forth in the Fifth Amendment. The revolver has a rate based on LIBOR plus 1.75% spread, which was 1.84% at September 30, 2021 and a rate based on LIBOR plus 1.5% spread, which was 1.7% at September 30, 2020. The Export Credit Agreement has a rate based on LIBOR plus 1.25% spread, which was 1.3% at September 30, 2021 and a rate based on LIBOR plus 1.0% spread, which was 1.2% at September 30, 2020, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Foreign subsidiary borrowings

Foreign debt at September 30 consists of:

	2021	2020
Term loan	$3,127	$2,670
Short-term borrowings	1,867	2,620
Factor	1,638	469
Total debt	$6,632	$5,759

Less – current maturities	(4,551)	(3,544)
Total long-term debt	$2,081	$2,215

Receivables pledged as collateral	$485	$1,859

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

The Maniago, Italy ("Maniago") location obtained borrowings from two separate lenders in the third quarter of fiscal 2021. The first loan was for $717 with repayment terms of approximately seven years, of which $287 was forgiven in the same period and was recorded in other income within the consolidated statements of operations and treated as a gain on debt extinguishment. A second loan with a five year term was obtained in the amount of $303. The proceeds of these loans were used for working capital purposes.
Payments on long-term debt under the foreign term debt and other debt (excluding finance lease obligations, see Note 10, Leases, of the consolidated financial statements) over the next 5 years are as follows:

Minimum long-term debt payments

2022	$9,729
2023	658
2024	687
2025	550
2026	465
thereafter	156
Total Minimum long-term debt payments	$12,245

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Debt issuance costs
The Company incurred debt issuance costs as it pertains to the Fifth Amendment in the amount of $45 and combined the amount with the remaining unamortized debt issuance costs prior to the amendment for a total of $86, which is included in the consolidated balance sheets as a deferred charge in other current assets, net of amortization of $17 and $205 at September 30, 2021 and 2020, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan to the Company was made through JPMorgan Chase Bank, N.A., a national banking association and the Company’s existing lender. The note has an aggregate principal amount of approximately $5,025, of which $261 was repaid in fiscal 2020 and has a two year term. The interest rate on the PPP Loan is 0.98%, which was deferred for the first six months of the term of the loan. The promissory note evidencing the PPP Loan contains customary events of default. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owed from the Company, and/or filing suit and obtaining judgment against the Company. The loan proceeds were received on April 10, 2020 and were used for payroll payments. As of September 30, 2021 and 2020, the PPP loan balance was $4,764.

PPP Loan recipients can apply for and potentially be granted forgiveness for all or a portion of loans granted under the Paycheck Protection Program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs. As of September 30, 2021, the Company has applied for forgiveness of all of its PPP Loan to the Small Business Administration. While we expect to meet the standards for full forgiveness of the PPP Loan, there is no assurance that we will meet such standards.

6.    Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Years Ended September 30,
	2021	2020
Commercial revenue	$36,587	$48,335
Military revenue	63,004	65,238
Total	$99,591	$113,573

The following table represents revenue by the various components:

	Years Ended September 30,
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$38,474	$52,039
Rotorcraft	27,214	31,454
Energy components for power generation units	20,390	16,682
Commercial product and other revenue	13,513	13,398
Total	$99,591	$113,573

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Years Ended September 30,
Net Sales	2021	2020
North America	$81,719	$98,144
Europe	17,872	15,429
Total	$99,591	$113,573

In addition to the disaggregating revenue information provided above, approximately 65% and 59% of total net sales as of September 30, 2021 and 2020, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

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

The following table contains a roll forward of contract assets and contract liabilities for the period ended September 30, 2021 and 2020:

Contract assets - Ending balance, September 30, 2019	$10,349
Additional revenue recognized over-time	67,043
Less amounts billed to the customers	(65,395)
Contract assets - Ending balance, September 30, 2020	$11,997
Additional revenue recognized over-time	64,384
Less amounts billed to the customers	(63,507)
Contract assets - Ending balance, September 30, 2021	$12,874

Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2019	$(382)
Payments received in advance of performance obligations	(865)
Performance obligations satisfied	611
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2020	$(636)
Payments received in advance of performance obligations	(829)
Performance obligations satisfied	1,229
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2021	$(236)

There were no impairment losses recorded on contract assets during the year ended September 30, 2021 and 2020, respectively.

Remaining performance obligations
As of September 30, 2021 and 2020, the Company has $77,198 and $91,135, respectively, of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

7.     Income Taxes
The components of income (loss) before income tax benefit are as follows:

	Years Ended September 30,
	2021	2020
U.S.	$(1,523)	$10,071
Non-U.S.	(442)	(1,091)
Income (loss) before income tax benefit	$(1,965)	$8,980

Income tax benefit consist of the following:

	Years Ended September 30,
	2021	2020
Current income tax provision (benefit):
U.S. federal	$(1)	$—
U.S. state and local	8	19
Non-U.S.	59	192
Total current tax provision	66	211
Deferred income tax provision (benefit):
U.S. federal	10	10
U.S. state and local	(2)	1
Non-U.S.	(1,296)	(433)
Total deferred tax benefit	(1,288)	(422)
Income tax benefit	$(1,222)	$(211)

The income tax benefit in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2021	2020
Income (loss) before income tax benefit	$(1,965)	$8,980

Income tax provision (benefit) at U.S. federal statutory rates	$(413)	$1,886
Tax effect of:
Foreign rate differential	(193)	—
State and local income taxes	6	20
Federal tax credits	(145)	(135)
Valuation allowance	601	(2,025)
Prior year tax adjustments	(1,115)	—
Other	37	43
Income tax benefit	$(1,222)	$(211)

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the "Appropriations Act") was enacted in response to the COVID-19 pandemic. The Appropriations Act, among other actions temporarily extends through December 31, 2025 certain expiring tax credits and other provisions. Additionally, the Appropriations Act enacts new provisions and extends certain provisions originated within the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), enacted on March 27, 2020. The CARES Act included provisions relating to refundable payroll tax credits, deferral of certain payment requirements for the employer portion of Social Security taxes, net operating loss carryback periods and temporarily increasing the amount of

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

net operating losses that corporations can use to offset income, alternative minimum tax ("AMT") credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The Appropriations Act and CARES Act did not materially affect the Company’s income tax provision, deferred tax assets and liabilities, or related taxes payable for fiscal 2021. The Company will continue to assess the implications of these and any new relief provisions on its consolidated financial statements but does not expect the impact to be material.

Deferred tax assets and liabilities at September 30 consist of the following:

	2021	2020
Deferred tax assets:
Net U.S. operating loss carryforwards	$3,833	$3,543
Net non-U.S. operating loss carryforwards	637	789
Employee benefits	1,761	2,688
Inventory reserves	897	1,049
Allowance for doubtful accounts	45	73
Intangibles	1,621	2,197
Foreign tax credits	1,724	1,724
Other tax credits	1,514	1,359
Other	1,216	1,171
Total deferred tax assets	$13,248	$14,593
Deferred tax liabilities:
Depreciation	(7,948)	(8,653)
Prepaid expenses	(359)	(376)
Other	(458)	(1,635)
Total deferred tax liabilities	$(8,765)	$(10,664)
Net deferred tax assets	4,483	3,929
Valuation allowance	(4,641)	(5,329)
Net deferred tax liabilities	$(158)	$(1,400)

At September 30, 2021, the Company has a non-U.S. tax loss carryforward of approximately $5,585 related to the Company’s non-operating and Italian subsidiaries. The Company's non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. Additionally, a valuation allowance has been recorded against the deferred tax asset related to the Italian tax loss carryforward as it is not more-likely-than-not that the deferred tax asset will be realizable. The non-operating and Italian tax loss carryforwards do not expire.

The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2028, $1,337 of U.S. general business tax credits that are subject to expiration in 2035-2041, and $14,588 of U.S. Federal tax loss carryforwards with $9,107 subject to expiration in fiscal 2037 and $5,481 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.

In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $21,763 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2022-2041. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.

The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2021 and 2020. If recognized, $22 of the fiscal 2021 uncertain tax positions would impact the effective tax rate. As of September 30, 2021, the Company had accrued interest of $15 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	2021	2020
Balance at beginning of year	$22	$22
Decrease due to lapse of statute of limitations	—	—
Balance at end of year	$22	$22

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2018, state and local income tax examinations for fiscal years prior to 2015, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.

The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2021, the Company's non-U.S. subsidiaries had accumulated deficits of approximately $500. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes.

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

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consists of the following:

	Years Ended September 30,
	2021	2020
Service cost	$131	$341
Interest cost	699	832
Expected return on plan assets	(1,421)	(1,453)
Amortization of net loss	846	752
Settlement cost	274	239
Net pension expense for defined benefit plans	$529	$711

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2021	2020
Benefit obligations:
Benefit obligations at beginning of year	$31,793	$30,548
Service cost	131	341
Interest cost	699	832
Actuarial (gain) loss	(967)	2,037
Benefits paid	(2,349)	(1,965)
Currency translation	23	—
Benefit obligations at end of year	$29,330	$31,793
Plan assets:
Plan assets at beginning of year	$21,609	$20,970
Actual return on plan assets	3,825	1,930
Employer contributions	126	674
Benefits paid	(2,349)	(1,965)
Plan assets at end of year	$23,211	$21,609

As shown within the above table, there was a decrease in the benefit obligation of $2,463 to $29,330 at September 30, 2021 compared with $31,793 at September 30, 2020. The primary drivers that attributed to the change pertained to updates in the mortality scale and the discount rate used along with asset returns being better than expected.

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2021	2020
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(6,119)	$(10,211)
Amounts recognized in accumulated other comprehensive loss:
Net loss	7,482	11,973
Net amount recognized in the consolidated balance sheets	$1,363	$1,762
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(6,073)	(10,165)
Accumulated other comprehensive loss – pretax	7,482	11,973
Net amount recognized in the consolidated balance sheets	$1,363	$1,762

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2021	2020
Discount rate for liabilities	2.6%	2.3%
Discount rate for expenses	3.1%	2.9%
Expected return on assets	7.0%	7.2%

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2021 and 2020:

September 30, 2021	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$514	$514	$—
Large blend	10,227	10,227	—
Large growth	519	519	—
Mid blend	223	223	—
Small blend	697	697	—
Non-U.S. equity securities:
Foreign large blend	1,807	1,807	—
Diversified emerging markets	86	86	—
U.S. debt securities:
Inflation protected bond	1,087	1,087	—
Intermediate term bond	7,396	5,288	2,108
High inflation bond	189	189	—
Non-U.S. debt securities:
Emerging markets bonds	164	164	—
Stable value:
Short-term bonds	302	302	—
Total plan assets at fair value	$23,211	$21,103	$2,108

September 30, 2020	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$175	$175	$—
Large blend	9,334	9,334	—
Large growth	1,109	1,109	—
Mid blend	176	176	—
Small blend	224	224	—
Non-U.S. equity securities:
Foreign large blend	1,603	1,603	—
Diversified emerging markets	50	50	—
U.S. debt securities:
Inflation protected bond	1,028	1,028	—
Intermediate term bond	7,479	5,381	2,098
High inflation bond	178	178	—
Non-U.S. debt securities:
Emerging markets bonds	106	106	—
Stable value:
Short-term bonds	147	147	—
Total plan assets at fair value	$21,609	$19,511	$2,098

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2021 and 2020 were as follows:

	2021	2020
Balance at beginning of year	$2,098	$2,005
Actual return on plan assets	52	128
Purchases and sales of plan assets, net	(42)	(35)
Balance at end of year	$2,108	$2,098

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2021	2020
U.S. equities	53%	51%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	37%	40%	20% to 70%
Non-U.S. debt securities	1%	—%	0% to10%
Other securities	1%	1%	0% to 60%
Total	100%	100%

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

The Company anticipates making approximately $83 in contributions to its defined benefit pension plans during fiscal 2022. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2022. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2022	$2,188
2023	1,813
2024	1,844
2025	1,924
2026	1,793
2027-2031	8,251
Multi-Employer Plan
As noted within Note 12, Business Information, one of the bargaining units previously participated in a multi-employer plan; however, as part of the ratification of a new collective bargaining agreement in December 2019, there was a provision to withdraw from the existing multi-employer plan effective December 31, 2019. The withdrawal resulted in a liability of $739, which was recorded within the costs of goods sold line in fiscal 2020 of the consolidated statements of operations and is included in other long-term liabilities. The liability is payable in quarterly installments over the next 20 years. The next four quarterly installments are recorded in accrued liabilities of the consolidated balance sheet.

The Company's withdrawal from the multi-employer plan was to mitigate the risks associated with such type of plan. Subsequent to the withdrawal, the remaining risk to the Company is the potential occurrence of a "mass withdrawal" of all participating employers within three years of the Company's withdrawal date, in which case the Company could be assessed additional withdrawal liability.

Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2021 and 2020 was $571 and $648, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2021 and 2020.

Effective January 1, 2020, the Company sponsors a defined contribution plan for the Cleveland bargaining unit that withdrew from the multi-employer plan, as described above. The Company makes a non-elective contribution equal to $1.50 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company's non-elective contribution expense was $112 in fiscal 2021 and $56 in fiscal 2020.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is currently recognizing compensation expense for one of its tranches of awards at 50% of target where it has concluded it is probable that the performance criteria for this award will be met, while the Company is not recognizing compensation expense for two tranches of awards as it has concluded it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of shares that it expects to vest upon the completion of a performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
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

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 447 shares that remain available for award at September 30, 2021. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $469 and $398 for fiscal 2021 and 2020, respectively. As of September 30, 2021, there was $349 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.0 year.

The following is a summary of activity related to performance and restricted shares:

	2021		2020
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	371	$4.14	331	$5.33
Restricted shares awarded	79	5.76	145	3.25
Restricted shares earned	(107)	5.47	(87)	4.42
Performance shares awarded	71	3.74	47	2.50
Performance shares earned	—	—	—	—
Awards forfeited	(8)	3.18	(65)	5.70
Outstanding at end of year	406	$4.05	371	$4.14

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

10. Leases
The components of lease expense were as follows:

	Year Ended September 30, 2021	Year Ended September 30, 2020
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$55	$55
Interest on lease liabilities	2	5
Operating lease expense	1,952	2,173
Variable lease cost	138	157
Total lease expense	$2,147	$2,390

The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2021	2020
Assets:
Finance lease assets	Property, plant and equipment, net	$34	$89
Operating lease assets	Operating lease right-of-use assets, net	15,943	17,021
Total lease assets		$15,977	$17,110

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$17	$58
Operating lease liabilities	Short-term operating lease liabilities	788	991
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	5	22
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	15,439	16,188
Total lease liabilities		$16,249	$17,259

Supplemental cash flow and other information related to leases were as follows:

	September 30, 2021	September 30, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,952	$2,173
Operating cash flows from finance leases	2	5
Financing cash flows from finance leases	59	57
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$43	$278

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term (years):
Finance leases	1.05	1.64
Operating leases	14.39	15.15
Weighted-average discount rate:
Finance leases	2.83%	4.84%
Operating leases	5.89%	5.89%

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

Year ending September 30,	Finance Leases	Operating Leases
2022	$17	$1,694
2023	5	1,633
2024	—	1,647
2025	—	1,644
2026	—	1,620
Thereafter	—	15,906
Total lease payments	$22	$24,144
Less: Imputed interest	—	(7,917)
Present value of lease liabilities	$22	$16,227

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

A subsidiary of the Company, Quality Aluminum Forge, LLC ("Orange"), was a defendant in a lawsuit filed by Avco Corporation (“Avco”) in the Pennsylvania State Court, which was filed in August 2019, alleging that certain forged pistons delivered by the Orange plant failed to meet material specifications required by Avco. Avco also sued Arconic, Inc. (“Arconic”), which was the raw material supplier. The lawsuit has been resolved in a manner satisfactory to all parties pursuant to a confidential settlement agreement for an immaterial amount, and the case was dismissed on October 14, 2021.

The Company was a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020, following a brief delay caused by COVID-19 closures and restrictions. Class action notices were sent at the end of September and there were no objections to the settlement. On February 4, 2021, the court issued a tentative ruling to grant final approval. The final approval was granted and the previously recorded liability of $315 was paid on March 29, 2021.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Brotherhood of Boilermakers as the elected representative of the Company’s hourly production employees. The Company’s obligations will be more fully understood following the ratification of a collective bargaining agreement.

In fiscal 2021, the insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company completed the restoration of the final two of the six presses damaged in the fire at the end of the third quarter of fiscal 2021. The restoration of the building structure was completed as of September 30, 2021.

Having finalized the claim with its insurance carrier, cash proceeds of $4,548 were received in fiscal 2021. As noted in the table below, $3,001 was recognized within the consolidated statements of operations. The Company has business interruption insurance coverage, of which $546 of the amount received was reflected within the cost of goods line within the consolidated statement of operations.

Balance sheet (Other receivables):

September 30, 2019	$3,500
Cash received	(10,927)
Capital expenditures (equipment)	5,874
Other expenses	1,881
Business interruption	1,219
September 30, 2020	$1,547

Balance sheet (Other receivables):

September 30, 2020	$1,547
Cash received	(4,548)
Capital expenditures (equipment)	2,397
Other expenses	58
Business interruption	546
September 30, 2021	$—

The following table reflects how the proceeds received impacted the consolidated statements of operations as of September 30,

	Year Ended September 30, 2021
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$88,990	$(604)	$88,386
Gain on insurance recoveries	$—	$(2,397)	$(2,397)
(Loss) before income tax benefit	$(4,966)	$(3,001)	$(1,965)

	Year Ended September 30, 2020
	Balance without insurance proceeds	Insurance recoveries	Balance with insurance proceeds
Cost of goods sold	$96,711	$(3,100)	$93,611
Gain on insurance recoveries	$—	$(5,874)	$(5,874)
Income before income tax benefit	$6	$(8,974)	$8,980

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table demonstrates the total settlement amount since December 26, 2018:

Total Claim
Property & damage **	$20,364
Extra expense & mitigation expense	4,404
Business interruption	2,932
$27,700

**$3,640 of total was directed to the landlord of the property for the restoration of the building in response to the fire damage that occurred in 2018 as prescribed by the lease arrangement.

12. Business Information
The Company identifies itself as one reportable segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 66% and 72% of consolidated net sales in fiscal 2021 and 2020, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2021 and 2020 Net sales to unaffiliated customers located in various European countries accounted for 18% and 14% of consolidated net sales in fiscal 2021 and 2020, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 8% of consolidated net sales in fiscal 2021 and 2020, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiary located in Maniago, Italy. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2021 were $19,586 compared with $21,989 as of September 30, 2020.

	2021	2020
Long-Lived Assets
United States	$54,109	56,134
Europe	8,986	10,607
	$63,095	66,741

At September 30, 2021, approximately 177 of the hourly plant personnel are represented by three separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio (unit 1)	May 15, 2025
Cleveland, Ohio (unit 2)	May 31, 2020
Maniago, Italy	June 30, 2024

The Company is a party to collective bargaining agreements ("CBA") with certain employees located in Cleveland, which has two bargaining units. The Company's Cleveland bargaining unit 1 ratified its CBA in fiscal 2020. The second bargaining unit, under its new representative the International Brotherhood of Boilermakers, is in ongoing negotiations with the Company and there continues to be no work disruptions as the Company operates per the terms of the previous contract. The Maniago location is party to the National Collective Agreement in Metalworking, which was renewed in February 2021.

13. Subsequent events
The Company has evaluated subsequent events through the date the consolidated financial statements are issued. In October 2021, the Company's Maniago location obtained a new loan agreement with a lender in the amount of $1,200 (equivalent to 1,000 Euros) with repayment term of 6 years.

The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2021 and 2020
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2021
Deducted from asset accounts
Allowance for doubtful accounts	$249	$(91)	$—	$9	(a)	$167
Inventory obsolescence reserve	3,676	(50)	(180)	(2)	(b)	3,444
Inventory LIFO reserve	8,286	924				9,210
Deferred tax valuation allowance	5,329	345	(1,033)	—		4,641
Accrual for estimated liability
Workers’ compensation reserve	546	1,241	(53)	(846)	(c)	888

Year Ended September 30, 2020
Deducted from asset accounts
Allowance for doubtful accounts	592	(80)	—	(263)	(a)	249
Inventory obsolescence reserve¹	3,335	518	(151)	(26)	(b)	3,676
Inventory LIFO reserve¹	8,296	(10)	—	—		8,286
Deferred tax valuation allowance	7,557	(2,362)	134	—		5,329
Accrual for estimated liability
Workers’ compensation reserve	181	703	—	(338)	(c)	546

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

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting was effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2021, management remediated the outstanding material weakness as noted below:

•Insufficient review of specific controls associated with revenue, inventory, income taxes, and other matters at the Maniago location.

Management concluded that the previously reported material weakness related to ineffective controls surrounding the Maniago location were remediated. During fiscal 2021, management completed remediation efforts by designing controls and testing operating effectiveness and implementing detective and monitoring business process controls to further mitigate risks over financial reporting.

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

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - To Elect Seven (7) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 10, 2021.

The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Code of Ethics is applicable to, among other people, the Company’s Chief Executive Officer, Chief Financial Officer, who is the Company’s Principal Financial Officer, and Principal Accounting Officer. The Company’s Code of Ethics (including any amendments to, or related waivers from, the Code of Ethics) is available on its website: www.sifco.com.

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 10, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	406,225	N/A	446,970

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

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 10, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 10, 2021.

Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 10, 2021.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years Ended September 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2021 and 2020
Consolidated Balance Sheets—September 30, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended September 30, 2021 and 2020
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2021 and 2020
Notes to Consolidated Financial Statements

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
*Filed herewith.
**Management contract or compensatory plan or arrangement.

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
10.1**
SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference

10.2**	Letter Agreement between the Company and Jeffrey P. Gotschall, dated August 12, 2009 filed as Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2009 and incorporated herein by reference
10.3**
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.4**
Change in Control Agreement and Separation Agreement between the Company and Peter W. Knapper, effective June 29, 2019, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2019, and incorporated herein by reference

10.5**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference
10.6**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company's Form 10-Q dated May 16, 2016, and incorporated herein by reference
10.7
Credit Agreement, dated August 8, 2018, by and among SIFCO Industries, Inc. and Lender named therein and J.P. Morgan Chase Bank, N.A., filed as Exhibit 10.12 to the Company's Form 10-Q dated August 9, 2018, and incorporated herein by reference

10.8**
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference

10.9**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.10**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.11**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company's Form 10-Q dated January 31, 2017, and incorporated herein by reference
10.12**
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

10.21**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.21 to the Company's Form 10-K dated December 23, 2020, and incorporated herein by reference
10.22
Fifth Amendment to the Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated February 22, 2021, and incorporated herein by reference.

10.23
First Amendment to the Export Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated February 22, 2021, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*21.1	Subsidiaries of Company
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2021 filed with the SEC on December 10, 2021, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2021 and 2020, (iii) Consolidated Balance Sheets at September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2021 and 2020, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2021 and 2020 and (v) the Notes to the Consolidated Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 10, 2021 by the following persons on behalf of the Registrant in the capacities indicated.

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