Form 10-Q
period 2021-12-31
SIFCO INDUSTRIES INC
filed 2022-02-04
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2021 was 6,003,281.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2021	2020
Net sales	$19,247	$25,078
Cost of goods sold	19,238	21,155
Gross profit	9	3,923
Selling, general and administrative expenses	3,536	3,827
Amortization of intangible assets	125	269
Gain on insurance recoveries	—	(2,495)
Operating (loss) income	(3,652)	2,322
Interest expense	115	165
Foreign currency exchange loss, net	5	7
Other loss (income), net	(32)	62
(Loss) income before income tax benefit	(3,740)	2,088
Income tax benefit	(49)	(905)
Net (loss) income	$(3,691)	$2,993

Net (loss) income per share
Basic	$(0.64)	$0.53
Diluted	$(0.64)	$0.51

Weighted-average number of common shares (basic)	5,800	5,691
Weighted-average number of common shares (diluted)	5,800	5,890
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2021	2020
Net (loss) income	$(3,691)	$2,993
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax $0 and $0 for the three months ended, respectively	(117)	287
Retirement plan liability adjustment, net of tax $0 and $0 for the three months ended, respectively	119	211
Other	(6)	—
Comprehensive (loss) income	$(3,695)	$3,491
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2021	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748	$346
Receivables, net of allowance for doubtful accounts of $160 and $167, respectively	14,933	19,914
Contract assets	13,307	12,874
Inventories, net	14,979	12,546
Refundable income taxes	101	101
Prepaid expenses and other current assets	1,259	1,792
Total current assets	45,327	47,573
Property, plant and equipment, net	42,415	42,708
Operating lease right-of-use assets, net	15,709	15,943
Intangible assets, net	738	874
Goodwill	3,493	3,493
Other assets	91	77
Total assets	$107,773	$110,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,847	$9,566
Revolver	9,301	8,930
Short-term operating lease liabilities	782	788
Accounts payable	11,756	9,811
Accrued liabilities	6,550	6,871
Total current liabilities	36,236	35,966
Long-term debt, net of current maturities	3,558	2,669
Long-term operating lease liabilities, net of short-term	15,248	15,439
Deferred income taxes	118	158
Pension liability	5,891	6,073
Other long-term liabilities	741	741
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,003 at December 31, 2021 and 5,987 at September 30, 2021	6,003	5,987
Additional paid-in capital	11,156	11,118
Retained earnings	37,905	41,596
Accumulated other comprehensive loss	(9,083)	(9,079)
Total shareholders’ equity	45,981	49,622
Total liabilities and shareholders’ equity	$107,773	$110,668
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(3,691)	$2,993
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,614	1,825
Amortization of debt issuance costs	10	26
Gain on insurance proceeds received for damaged property	—	(2,495)
LIFO effect	176	128
Share transactions under company stock plan	54	127
Other long-term liabilities	(55)	13
Deferred income taxes	(38)	(950)
Changes in operating assets and liabilities:
Receivables	4,906	2,529
Contract assets	(433)	71
Inventories	(2,692)	(877)
Prepaid expenses and other current assets	521	144
Other assets	(15)	77
Accounts payable	1,131	982
Other accrued liabilities	(231)	(1,620)
Accrued income and other taxes	(18)	150
Net cash provided by operating activities	1,239	3,123
Cash flows from investing activities:
Insurance proceeds received for damaged property	—	3,452
Capital expenditures	(466)	(3,710)
Net cash used for investing activities	(466)	(258)
Cash flows from financing activities:
Proceeds from long-term debt	1,141	—
Payments on long-term debt	(383)	(238)
Proceeds from revolving credit agreement	19,412	23,970
Repayments of revolving credit agreement	(19,041)	(27,694)
Short-term debt borrowings	—	2,431
Short-term debt repayments	(1,487)	(606)
Net cash used for financing activities	(358)	(2,137)
Increase in cash and cash equivalents	415	728
Cash and cash equivalents at the beginning of the period	346	427
Effect of exchange rate changes on cash and cash equivalents	(13)	25
Cash and cash equivalents at the end of the period	$748	$1,180

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(141)	$(106)
Cash paid for income taxes, net	$—	$(11)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(3,691)	(4)	(3,695)
Performance and restricted share expense	—	—	161	—	—	161
Share transactions under equity based plans	16	16	(123)	—	—	(107)
Balance - December 31, 2021	6,003	$6,003	$11,156	$37,905	$(9,083)	$45,981

	Three Months Ended December 31, 2020
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2020	5,916	$5,916	$10,736	$42,339	$(13,468)	$45,523
Comprehensive income	—	—	—	2,993	498	3,491
Performance and restricted share expense	—	—	143	—	—	143
Share transactions under equity based plans	43	43	(59)	—	—	(16)
Balance - December 31, 2020	5,959	$5,959	$10,820	$45,332	$(12,970)	$49,141

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

The U.S. dollar is the functional currency for all of the Company’s operations in the United States ("U.S.") and its non-operating subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2021 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's fiscal 2021 Annual Report on Form 10-K.

C. Net (Loss)/Income per Share
The Company’s net loss and net income per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss in the current period, zero restricted and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In the prior period, net income per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. The dilutive effect is as follows:

	Three Months Ended December 31,
	2021	2020
Net (loss) income	$(3,691)	$2,993

Weighted-average common shares outstanding (basic)	5,800	5,691
Effect of dilutive securities:
Restricted shares	—	161
Performance shares	—	38
Weighted-average common shares outstanding (diluted)	5,800	5,890

Net (loss) income per share – basic:	$(0.64)	$0.53

Net (loss) income per share – diluted:	$(0.64)	$0.51

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	297	219

D. Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, "Income Taxes (ASC 740) – Simplifying the Accounting for Income Taxes," which is intended to reduce complexity in the accounting for income taxes while maintaining or improving the usefulness of information provided to financial statement users. The guidance amends certain existing provisions under ASC 740 to address a number of distinct items. The Company adopted ASU 2019-12 effective October 1, 2021. Adoption of the amendments in this ASU did not have an impact to the Company's results of operations and financial condition.

2.Inventories
Inventories consist of:

	December 31, 2021	September 30, 2021
Raw materials and supplies	$4,941	$4,111
Work-in-process	5,740	3,560
Finished goods	4,298	4,875
Total inventories	$14,979	$12,546

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 44% and 39% of the Company’s inventories at December 31, 2021 and September 30, 2021, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, and annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,386 and $9,210 higher than reported at December 31, 2021 and September 30, 2021, respectively.

3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2021	September 30, 2021
Foreign currency translation adjustment	$(5,476)	$(5,359)
Retirement plan liability adjustment, net of tax	(3,601)	(3,720)
Other	(6)	—
Total accumulated other comprehensive loss	$(9,083)	$(9,079)

4.    Leases
The components of lease expense were as follows:

	Three Months Ended December 31,
	2021	2020
Finance lease expense:
Amortization of right-of use assets on finance leases	$12	$16
Interest on lease liabilities	1	1
Operating lease expense	429	549
Variable lease cost	30	35
Total lease expense	$472	$601

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	December 31, 2021	September 30, 2021
Assets:
Finance lease assets	Property, plant and equipment, net	$22	$34
Operating lease assets	Operating lease right-of-use assets, net	15,709	15,943
Total lease assets		$15,731	$15,977

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$10	$17
Operating lease liabilities	Short-term operating lease liabilities	782	788
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	3	5
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	15,248	15,439
Total lease liabilities		$16,043	$16,249

Supplemental cash flow and other information related to leases were as follows:

	December 31, 2021	December 31, 2020
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$430	$551
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	13	14

	December 31, 2021	September 30, 2021
Weighted-average remaining lease term (years):
Finance leases	1.3	1.1
Operating leases	14.2	14.4
Weighted-average discount rate:
Finance leases	—%	2.8%
Operating leases	5.9%	5.9%

Future minimum lease under non-cancellable leases at December 31, 2021 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2022 (excluding the three months ended December 31, 2021)	$8	$1,263
2023	5	1,632
2024	—	1,647
2025	—	1,644
2026	—	1,620
Thereafter	—	15,911
Total lease payments	$13	$23,717
Less: Imputed interest	—	(7,687)
Present value of lease liabilities	$13	$16,030

5.    Debt
Debt consists of:

	December 31, 2021	September 30, 2021
Revolving credit agreement	$9,301	$8,930
Foreign subsidiary borrowings	5,866	6,632
Finance lease obligations	13	22
Other, net of unamortized debt issuance costs $(29) and $(32), respectively	5,526	5,581
Total debt	20,706	21,165

Less – current maturities	(17,148)	(18,496)
Total long-term debt	$3,558	$2,669

Credit Agreement and Security Agreement
The Credit Agreement (as amended, the "Credit Agreement") contains affirmative and negative covenants and events of default. The total collateral at December 31, 2021 and September 30, 2021 was $23,328 and $25,370, respectively and the revolving commitment was $35,000 for both periods. Total availability at December 31, 2021 and September 30, 2021 was $12,157 and $14,570, respectively, which exceed both the collateral and total commitment threshold. Since the availability was greater than the 10.0% of the revolving commitment as of December 31, 2021 and September 30, 2021, no covenant calculations were required.

The revolver has a rate based on LIBOR plus 2.25% spread, which was 2.3% at December 31, 2021 and a rate based on LIBOR plus 1.75% spread, which was 1.8% at September 30, 2021. The Export Credit Agreement as amended has a rate based on LIBOR plus 1.25% spread, which was 1.3% at December 31, 2021 and a rate based on LIBOR plus 1.25% spread, which was 1.3% at September 30, 2021, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	December 31, 2021	September 30, 2021
Term loan	$3,890	$3,127
Short-term borrowings	1,513	1,867
Factor	463	1,638
Total debt	$5,866	$6,632

Less – current maturities	(2,837)	(4,551)
Total long-term debt	$3,029	$2,081

Receivables pledged as collateral	$491	$485

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.2%.

The Maniago, Italy ("Maniago") location obtained borrowings from one lender in the first quarter of fiscal 2022. The loan was for $1,141 with repayment terms of six years. Under the terms of the borrowing, repayments are made quarterly in the amount of $56, beginning December 31, 2022.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company had debt issuance costs of $86, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $24 and $17 at December 31, 2021 and September 30, 2021, respectively.

Other
As of December 31, 2021 and September 30, 2021, the Paycheck Protection Program loan (the "PPP Loan") balance was $4,764. The Company has submitted the application for forgiveness of the full amount of the PPP Loan to the Small Business Administration ("SBA"). The Company was notified in January 2022 of the approval for the forgiveness of the PPP Loan (including the amounts previously paid and all accrued interest). See Note 10, Subsequent Events, for further discussion related to the status of loan forgiveness.

6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2022 was 1.3%, compared with (43)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2021	2020
Service cost	$11	$26
Interest cost	178	175
Expected return on plan assets	(340)	(355)
Amortization of net loss	119	211
Net periodic cost	$(32)	$57

During the three months ended December 31, 2021 and 2020, the Company made $0 in contributions to its defined benefit pension plans. The Company anticipates making $36 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2022 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2022. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2022.

8.Stock-Based Compensation
The Company awards performance and restricted shares under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan").

Through the end of the first quarter of 2022, the Company granted 74 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, 44 performance shares and 30 shares of time-based restricted shares, with a grant date fair value of $8.00 per share. The awards vest over three years.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 456 shares that remain available for award at December 31, 2021. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $161 and $143 during the first three months of fiscal 2022 and 2021, respectively. As of December 31, 2021, there was $779 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.6 years.

9.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2021	2020
Commercial revenue	$8,360	$10,753
Military revenue	10,887	14,325
Total	$19,247	$25,078

The following table represents revenue by the various components:

	Three Months Ended December 31,
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$9,888	$9,790
Rotorcraft	3,544	7,731
Energy components for power generation units	3,657	6,462
Commercial product and other revenue	2,158	1,095
Total	$19,247	$25,078

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended December 31,
Net Sales	2021	2020
North America	$15,862	$19,766
Europe	3,385	5,312
Total	$19,247	$25,078

In addition to the disaggregated revenue information provided above, approximately 57% and 58% of total net sales as of December 31, 2021 and 2020, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended December 31, 2021:

Contract assets - Beginning balance, October 1, 2021	$12,874
Additional revenue recognized over-time	11,245
Less amounts billed to the customers	(10,812)
Contract assets - Ending balance, December 31, 2021	$13,307

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2021	$(236)
Payments received in advance of performance obligations	(1,152)
Performance obligations satisfied	172
Contract liabilities (included within Accrued liabilities) - Ending balance, December 31, 2021	$(1,216)

There were no impairment losses recorded on contract assets as of December 31, 2021 and September 30, 2021.

Remaining performance obligations
As of December 31, 2021, the Company has $75,730 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

10.    Subsequent Events
As referenced in Note 5, Debt, the PPP Loan application for forgiveness was in review with the SBA as of December 31, 2021. In January 2022, the Company was notified by the SBA that the full PPP Loan originating amount of $5,025 was forgiven. All accrued interest was forgiven and the amount previously repaid by the Company of $261 was reimbursed to the Company by its lender. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company will derecognize the liability in the second quarter of fiscal 2022 when the loan was forgiven and the Company is legally released from the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) the impact of the novel COVID-19 pandemic and related impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition.

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

The novel coronavirus ("COVID-19") continues to impact the United States and other countries in which we operate, as well as the markets we service. The effects continue to evolve, including scope, severity and duration, as well as the potential of new outbreaks of the virus, the impact of new variants, actions to contain the continued spread or treat its impact, the effectiveness of the vaccine and vaccine rates, and governmental, business and other actions taken in response to the pandemic. The exact timing and pace of the recovery continues to be indeterminable as certain markets have reopened, some of which have since experienced a resurgence of COVID-19 cases, and, throughout the course of time, new variants of COVID-19 have been identified and spread significantly, resulting in additional restrictions put in place by certain governments around the world. Capital markets and economies worldwide continue to be negatively impacted by COVID-19 and, given the fluidity of the situation, it is still unclear how lasting and deep the economic impacts will be, specifically in relation to the commercial aerospace industry and energy industries.

During the first quarter of fiscal 2022, COVID-19 continues to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and delays in getting materials required to produce certain products. Due to the uncertain environment created by COVID-19, the Company has taken measures to reduce costs from time to time since the commencement of the COVID-19 pandemic (including during the first quarter of fiscal 2022) by furloughing certain of its employees from one of its plant locations that continues to experience reduced sales of commercial aerospace products. The employees furloughed in the first quarter of 2022 have since returned to work. The Company continues to actively monitor and find ways to mitigate the impact on its operations.

Backlog of Orders
SIFCO’s total backlog at December 31, 2021 was $75.7 million, compared with $81.1 million as of December 31, 2020. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by COVID-19, which has created increased pressure in these markets and accordingly restrained sales in such markets. Backlog information may not be indicative of future sales.

Net Sales
Net sales comparative information for the first three months of fiscal 2022 and 2021 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
Net Sales	2021	2020
Aerospace components for:
Fixed wing aircraft	$9.9	$9.8	$0.1
Rotorcraft	3.5	7.7	(4.2)
Energy components for power generation units	3.6	6.5	(2.9)
Commercial product and other revenue	2.2	1.1	1.1
Total	$19.2	$25.1	$(5.9)
Net sales for the first three months of fiscal 2022 decreased $5.9 million to $19.2 million, compared with $25.1 million in the comparable period of fiscal 2021. In general, the production of the Company's products have lead times of varying lengths. The varying lead times, coupled with constraints caused by pressures in timely obtaining raw materials, have contributed to the decline of sales year over year, along with the current state of the commercial aerospace market, in particular, the wide body market. Rotorcraft sales decreased $4.2 million compared with the same period last year due to delays in receiving customer orders and a decrease in build rates. The energy components for power generation units decreased by $2.9 million due to variability in the steam turbine market that we serve. Commercial products and other revenue increased $1.1 million in the first three months of fiscal 2022 compared to the same period in fiscal 2021, primarily due to the timing of orders.

Commercial net sales were 43.4% of total net sales and military net sales were 56.6% of total net sales in the first three months of fiscal 2022, compared with 42.9% and 57.1%, respectively, in the comparable period in fiscal 2021. Military net sales decreased by $3.4 million to $10.9 million in the first three months of fiscal 2022, compared with $14.3 million in the comparable period of fiscal 2021, primarily due to delays in receiving customer orders and ability to timely get material to produce parts. Commercial net sales decreased $2.4 million to $8.3 million in the first three months of fiscal 2022, compared with $10.7 million in the comparable period of fiscal 2021 primarily due to a decrease in energy components sales for power generation due to decreased demand in the market.

Cost of Goods Sold
Cost of goods sold decreased by $1.9 million, or 9.1%, to $19.2 million, or 99.9% of net sales, during the first three months of fiscal 2022, compared with $21.1 million or 84.4% of net sales, in the comparable period of fiscal 2021. The decrease is primarily due to lower volume and lower labor costs, partially offset by $1.2 million of idle expense and $0.3 million in higher natural gas costs. Prior year included approximately $0.5 million in insurance recoveries related to business interruption from the fire claim that occurred in December 2018 at the Orange, California ("Orange") location .

Gross Profit
Gross profit decreased $3.9 million to a breakeven amount in the first three months of fiscal 2022, compared with $3.9 million of gross profit in the comparable period of fiscal 2021. Gross margin percent of sales was nominal during the first three months of fiscal 2022, compared with 15.6% in the comparable period in fiscal 2021. The decrease in gross profit was primarily due to decreased volume and higher costs as described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.5 million, or 18.4% of net sales during the first three months of fiscal 2022, compared with $3.8 million, or 15.3% of net sales in the comparable period of fiscal 2021. The decrease in selling, general and administrative expenses is due to $0.2 million in lower commissions.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first three months of fiscal 2022, compared with $0.3 million in the comparable period of fiscal 2021. Such decrease was primarily due to certain intangible assets which became fully amortized.

Other/General
Prior year results included a $2.5 million gain in insurance recoveries related to the assets that were damaged in the fire at the Orange location that occurred in December 2018.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2022 and 2021:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Thee Months Ended December 31,
	2021	2020	2021	2020
Revolving credit agreement	1.6%	1.5%	$ 8.7 million	$ 10.8 million
Foreign term debt	1.2%	3.0%	$ 6.0 million	$ 7.1 million
Other debt	1.1%	0.9%	$ 5.6 million	$ 5.8 million

Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2022 was 1.3%, compared with (43)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net loss was $3.7 million during the first three months of fiscal 2022, compared with net income of $3.0 million in the comparable period of fiscal 2021. The net loss is attributed to lower sales and decreased gross profit due to idle costs recorded. Prior year results included $2.5 million in insurance recoveries and a favorable tax benefit.

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
The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2021	2020
Net (loss) income	$(3,691)	$2,993
Adjustments:
Depreciation and amortization expense	1,614	1,825
Interest expense, net	115	165
Income tax benefit	(49)	(905)
EBITDA	(2,011)	4,078
Adjustments:
Foreign currency exchange loss, net (1)	5	7
Other loss (income), net (2)	(32)	62
Gain on insurance recoveries (3)	—	(2,495)
Equity compensation (4)	161	143
LIFO impact (5)	176	128
Adjusted EBITDA	$(1,701)	$1,923

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.

(3)Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location that occurred in December 2018.
(4)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(5)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. We anticipate that cash provided by the cash flows from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include operating expenses, including salaries and working capital requirements. The ongoing impact and magnitude of COVID-19 continues to remain uncertain (including the pandemic's continued effects on the global economy and potential for market disruptions) due to the continued interruptions to the business of our customers and suppliers, which in turn can impact our business operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the impact of COVID-19 on the commercial airline industry. As the impact of the COVID-19 pandemic on the economy and the Company's operations continues to evolve, the Company and management will continue to assess and actively manage liquidity needs. See "Results of Operation" for further discussion of the impact of COVID-19.
Cash and cash equivalents was $0.7 million at December 31, 2021 and $0.3 million at September 30, 2021. At December 31 2021, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

Operating Activities
The Company’s operating activities provided $1.2 million of cash in the first three months of fiscal 2022, generated primarily by accounts receivable collections, an increase in accounts payable due to increased raw material purchases and other non-cash items, such as depreciation and amortization. Cash generation activities were partially offset by the net loss of $3.7 million and a $2.7 million increase in inventory to support sales in fiscal 2022.

The Company’s operating activities provided $3.1 million of cash in the first three months of fiscal 2021. The cash provided by operating activities in the first three months of fiscal 2021 was primarily due to net income of $3.0 million and $1.4 million decrease in net working capital, partially offset by $1.2 million in non-cash items, such as gain on insurance recovery, and deferred income taxes, depreciation and amortization, equity based compensation, and LIFO effect. The cash provided by working capital was primarily due to decrease in receivables due to customer collections and decreased accrued liabilities.

Investing Activities
Cash used for investing activities was $0.5 million in the first three months of fiscal 2022, compared with $0.3 million in the first three months of fiscal 2021, which includes $3.5 million of insurance recovery on the damaged property related to the fire at the Orange location. Capital commitments as of December 31, 2021 were $1.0 million. The Company anticipates that the remaining total fiscal 2022 capital expenditures will be within the range of $3.0 million to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash used for financing activities was $0.4 million in the first three months of fiscal 2022, compared with cash used for financing activities of $2.1 million in the first three months of fiscal 2021.

As discussed in Note 5, Debt, the Company's Maniago location obtained new borrowings from a lender during the first quarter of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan are to be used for working capital purposes. Short-term debt repayments were $1.5 million in the first three months of fiscal 2022 compared with net short-term debt borrowings of $1.8 million in the first three months of fiscal 2021.
The Company had net borrowings to the revolver under the Credit Agreement of $0.3 million in the first three months of fiscal 2022 compared with net repayments of $3.7 million in the first three months of fiscal 2021.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at December 31, 2021 was $12.2 million, which was greater than the 10.0% of the

Revolving Commitment as of December 31, 2021. As such, no covenant calculation was required. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.
As noted in Note 10, Subsequent Events, the Company was notified that its application for forgiveness of the $5.0 million PPP Loan was approved by the SBA in January 2022. As such, the loan amount and all related interest accrued is to be forgiven. The Company will derecognize the liability in the second quarter of fiscal 2022 when the loan is forgiven and the Company is legally released from the loan.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. The Company was able to obtain new financing at its Maniago location to provide Maniago with sufficient liquidity.

Additionally, the credit and capital markets have seen significant volatility during the course of the pandemic. Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

C. Recently Adopted Accounting Standards
For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective, the information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Items 1, 1A, 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 filed with the SEC on February 4, 2022, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2021 and 2020, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2021 and 2020, (iii) Consolidated Condensed Balance Sheets at December 31, 2021 and September 30, 2021, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2021 and 2020, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods December 31, 2021 and 2020, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 4, 2022	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 4, 2022	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)