Form 10-Q
period 2022-03-31
SIFCO INDUSTRIES INC
filed 2022-05-05
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2022 was 6,039,617.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net sales	$24,568	$24,866	$43,815	$49,944
Cost of goods sold	23,109	22,123	42,347	43,278
Gross profit	1,459	2,743	1,468	6,666
Selling, general and administrative expenses	2,680	3,596	6,216	7,423
Amortization of intangible assets	65	248	190	517
Gain on disposal of operating assets	(2)	—	(2)	—
Gain on insurance recoveries	—	—	—	(2,495)
Operating (loss) income	(1,284)	(1,101)	(4,936)	1,221
Interest expense, net	193	169	307	335
Gain on debt extinguishment	(5,106)	—	(5,106)	—
Foreign currency exchange loss, net	3	14	9	21
Other loss (income), net	(36)	42	(68)	103
(Loss) income before income tax expense (benefit)	3,662	(1,326)	(78)	762
Income tax expense (benefit)	23	165	(26)	(740)
Net (loss) income	$3,639	$(1,491)	$(52)	$1,502

Net (loss) income per share
Basic	$0.62	$(0.26)	$(0.01)	$0.26
Diluted	$0.61	$(0.26)	$(0.01)	$0.25

Weighted-average number of common shares (basic)	5,840	5,777	5,819	5,735
Weighted-average number of common shares (diluted)	5,961	5,777	5,819	5,932
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income	$3,639	$(1,491)	$(52)	$1,502
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax $0 and $0 for the three months ended and net of tax $0 and $0 for the six months ended, respectively	(136)	(303)	(259)	(17)
Retirement plan liability adjustment, net of tax $0 and $0 for the three months ended, net of tax $0 and $0 for the six months ended, respectively	119	211	238	423
Comprehensive (loss) income	$3,622	$(1,583)	$(73)	$1,908
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124	$346
Receivables, net of allowance for doubtful accounts of $99 and $167, respectively	18,284	19,914
Contract assets	13,113	12,874
Inventories, net	14,535	12,546
Refundable income taxes	101	101
Prepaid expenses and other current assets	1,279	1,792
Total current assets	47,436	47,573
Property, plant and equipment, net	41,342	42,708
Operating lease right-of-use assets, net	15,477	15,943
Intangible assets, net	659	874
Goodwill	3,493	3,493
Other assets	72	77
Total assets	$108,479	$110,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,259	$9,566
Revolver	12,838	8,930
Short-term operating lease liabilities	773	788
Accounts payable	10,522	9,811
Accrued liabilities	5,429	6,871
Total current liabilities	33,821	35,966
Long-term debt, net of current maturities	3,266	2,669
Long-term operating lease liabilities, net of short-term	15,050	15,439
Deferred income taxes	148	158
Pension liability	5,716	6,073
Other long-term liabilities	730	741
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,040 at March 31, 2022 and 5,987 at September 30, 2021	6,040	5,987
Additional paid-in capital	11,264	11,118
Retained earnings	41,544	41,596
Accumulated other comprehensive loss	(9,100)	(9,079)
Total shareholders’ equity	49,748	49,622
Total liabilities and shareholders’ equity	$108,479	$110,668
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(52)	$1,502
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	3,210	3,730
Amortization of debt issuance costs	20	52
Gain on disposal of operating assets	(2)	—
Gain on insurance proceeds received for damaged property	—	(2,495)
LIFO effect	383	335
Share transactions under company stock plan	199	277
Gain on extinguishment of debt	(5,106)	—
Other long-term liabilities	(107)	(2)
Deferred income taxes	(15)	(830)
Changes in operating assets and liabilities:
Receivables	1,441	4,149
Contract assets	(239)	(1,569)
Inventories	(2,598)	(301)
Prepaid expenses and other current assets	490	40
Other assets	4	47
Accounts payable	387	2,749
Other accrued liabilities	(1,191)	(2,077)
Accrued income and other taxes	(20)	182
Net cash (used for) provided by operating activities	(3,196)	5,789
Cash flows from investing activities:
Insurance proceeds received for damaged property	—	4,101
Proceeds from disposal of operating assets	2	—
Capital expenditures	(1,493)	(5,416)
Net cash used for investing activities	(1,491)	(1,315)
Cash flows from financing activities:
Proceeds from long-term debt	1,402	—
Payments on long-term debt	(696)	(264)
Proceeds from revolving credit agreement	41,912	44,666
Repayments of revolving credit agreement	(38,004)	(49,794)
Payment of debt issuance costs	—	(45)
Short-term debt borrowings	1,623	2,471
Short-term debt repayments	(1,755)	(1,631)
Net cash (used for) provided by financing activities	4,482	(4,597)
Decrease in cash and cash equivalents	(205)	(123)
Cash and cash equivalents at the beginning of the period	346	427
Effect of exchange rate changes on cash and cash equivalents	(17)	7
Cash and cash equivalents at the end of the period	$124	$311

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(249)	$(203)
Cash paid for income taxes, net	$(15)	$(22)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(52)	(21)	(73)
Performance and restricted share expense	—	—	306	—	—	306
Share transactions under equity based plans	53	53	(160)	—	—	(107)
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748

	Three Months Ended March 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2021	6,003	$6,003	$11,156	$37,905	$(9,083)	$45,981
Comprehensive income	—	—	—	3,639	(17)	3,622
Performance and restricted share expense	—	—	145	—	—	145
Share transactions under equity based plans	37	37	(37)	—	—	—
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748

	Six Months Ended March 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2020	5,916	$5,916	$10,736	$42,339	$(13,468)	$45,523
Comprehensive income	—	—	—	1,502	406	1,908
Performance and restricted share expense	—	—	293	—	—	293
Share transactions under equity based plans	73	73	(89)	—	—	(16)
Balance - March 31, 2021	5,989	$5,989	$10,940	$43,841	$(13,062)	$47,708

	Three Months Ended March 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2020	5,959	$5,959	$10,820	$45,332	$(12,970)	$49,141
Comprehensive income	—	—	—	(1,491)	(92)	(1,583)
Performance and restricted share expense	—	—	150	—	—	150
Share transactions under equity based plans	30	30	(30)	—	—	—
Balance - March 31, 2021	5,989	$5,989	$10,940	$43,841	$(13,062)	$47,708
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

B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's Annual Report on From 10-K for the year ended September 30, 2021.

C. Net (Loss)/Income per Share
The Company’s net loss and net income per basic share has been computed based on the weighted-average number of common shares outstanding. During a period of net loss, zero restricted and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In a period of net income, the net income per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. The dilutive effect is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net (loss) income	$3,639	$(1,491)	$(52)	$1,502

Weighted-average common shares outstanding (basic)	5,840	5,777	5,819	5,735
Effect of dilutive securities:
Restricted shares	100	—	—	144
Performance shares	21	—	—	53
Weighted-average common shares outstanding (diluted)	5,961	5,777	5,819	5,932

Net (loss) income per share – basic:	$0.62	$(0.26)	$(0.01)	$0.26

Net (loss) income per share – diluted:	$0.61	$(0.26)	$(0.01)	$0.25

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	196	411	307	217

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

2.Inventories
Inventories consist of:

	March 31, 2022	September 30, 2021
Raw materials and supplies	$5,099	$4,111
Work-in-process	5,046	3,560
Finished goods	4,390	4,875
Total inventories	$14,535	$12,546

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 43% and 39% of the Company’s inventories at March 31, 2022 and September 30, 2021, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, calculations are subject to many factors beyond management’s control, and annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,593 and $9,210 higher than reported at March 31, 2022 and September 30, 2021, respectively.

3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2022	September 30, 2021
Foreign currency translation adjustment	$(5,618)	$(5,359)
Retirement plan liability adjustment, net of tax	(3,482)	(3,720)
Total accumulated other comprehensive loss	$(9,100)	$(9,079)

4.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Finance lease expense:
Amortization of right-of use assets on finance leases	$2	$13	$14	$27
Interest on lease liabilities	—	1	—	2
Operating lease expense	429	540	828	1,092
Variable lease cost	30	35	60	69
Total lease expense	$461	$589	$902	$1,190

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	March 31, 2022	September 30, 2021
Assets:
Finance lease assets	Property, plant and equipment, net	$20	$34
Operating lease assets	Operating lease right-of-use assets, net	15,477	15,943
Total lease assets		$15,497	$15,977

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$10	$17
Operating lease liabilities	Short-term operating lease liabilities	773	788
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	—	5
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	15,050	15,439
Total lease liabilities		$15,833	$16,249

Supplemental cash flow and other information related to leases were as follows:

	March 31, 2022	March 31, 2021
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$834	$1,097
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	15	29
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	43

	March 31, 2022	September 30, 2021
Weighted-average remaining lease term (years):
Finance leases	1.1	1.1
Operating leases	13.9	14.4
Weighted-average discount rate:
Finance leases	—%	2.8%
Operating leases	5.9%	5.9%

Future minimum lease under non-cancellable leases at March 31, 2022 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2022 (excluding the six months ended March 31, 2022)	$5	$829
2023	5	1,632
2024	—	1,647
2025	—	1,644
2026	—	1,620
Thereafter	—	15,912
Total lease payments	$10	$23,284
Less: Imputed interest	—	(7,461)
Present value of lease liabilities	$10	$15,823

5.    Debt
Debt consists of:

	March 31, 2022	September 30, 2021
Revolving credit agreement	$12,838	$8,930
Foreign subsidiary borrowings	6,809	6,632
Finance lease obligations	10	22
Other, net of unamortized debt issuance costs $(26) and $(32), respectively	706	5,581
Total debt	20,363	21,165

Less – current maturities	(17,097)	(18,496)
Total long-term debt	$3,266	$2,669

Credit Agreement and Security Agreement
The Credit Agreement (as amended, the "Credit Agreement") contains affirmative and negative covenants and events of default. On March 23, 2022, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as previously amended, the "Credit Agreement") and the Second Amendment (the "Second Amendment") to the Export Credit Agreement (the "Export Credit Agreement"), with its lender. The total collateral at March 31, 2022 and September 30, 2021 was $26,126 and $25,370, respectively, and the revolving commitment was $35,000 for both periods. Total availability at March 31, 2022 and September 30, 2021 was $12,759 and $14,570, respectively, which exceed both the collateral and total commitment threshold. Since the availability was greater than the 10.0% of the revolving commitment as of March 31, 2022 and September 30, 2021, no covenant calculations were required. The Company has letter of credit balance of $1,800 as of March 31, 2022 and September 30, 2021, respectively.

The Sixth Amendment amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1,500 of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2,000 to $3,000, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under the Credit Agreement, and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement.

The Second Amendment amends the Export Credit Agreement to replace the reference rate from LIBOR to SOFR under the Export Credit Agreement.

The revolver has a rate based on SOFR plus 2.0% spread, which was 2.3% at March 31, 2022 and a rate based on LIBOR plus 1.75% spread, which was 1.8% at September 30, 2021. The Export Credit Agreement as amended has a rate based on SOFR plus 1.5% spread, which was 1.8% at March 31, 2022 and a rate based on LIBOR plus 1.25% spread, which was 1.3% at September 30, 2021, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	March 31, 2022	September 30, 2021
Term loan	$3,545	$3,127
Short-term borrowings	2,553	1,867
Factor	711	1,638
Total debt	$6,809	$6,632

Less – current maturities	(4,012)	(4,551)
Total long-term debt	$2,797	$2,081

Receivables pledged as collateral	$594	$485

Interest rates on foreign borrowings are based on Euribor rates which range from 1.0% to 4.2%.

The Maniago, Italy ("Maniago") location obtained borrowings from one lender in the first six months of fiscal 2022. The loan was for $1,141 with repayment terms of six years. Under the terms of the borrowing, repayments are made quarterly in the amount of $56, beginning on December 31, 2022.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company had debt issuance costs of $86, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $31 and $17 at March 31, 2022 and September 30, 2021, respectively.

Other
As of March 31, 2022 and September 30, 2021, the Paycheck Protection Program loan (the "PPP Loan") balance was $0 and $4,764, respectively. The Company applied for forgiveness of the full amount of the PPP Loan to the Small Business Administration ("SBA") and was notified by the SBA in January 2022 that the full PPP Loan originating amount of $5,025 was forgiven. All accrued interest was forgiven and the amount previously repaid by the Company of $261 was reimbursed to the Company by its lender. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven and the Company was legally released from the loan. The gain on extinguishment of loan is included in the consolidated condensed statements of operations in the amount of $5,106 (includes $81 of interest forgiven).

6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2022 was 33%, compared with (97)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Service cost	$11	$26	$21	$52
Interest cost	178	175	357	350
Expected return on plan assets	(340)	(355)	(681)	(711)
Amortization of net loss	119	211	238	423
Net periodic cost	$(32)	$57	$(65)	$114

During the six months ended March 31, 2022 and 2021, the Company made $0 and $56 in contributions, respectively to its defined benefit pension plans. The Company anticipates making $3 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2022 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2022. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2022.

8.Stock-Based Compensation
The Company awards performance and restricted shares under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan").

In fiscal 2022, the Company granted 74 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, 44 performance shares and 30 shares of time-based restricted shares, with a grant date fair value of $8.00 per share. The awards vest over three years. There were 5 shares forfeited during the period.

In fiscal 2022, the Company granted its non-employee directors 42 restricted shares under the 2016 Plan, with a grant date fair value of $6.59 per share, which vests over one year. One award for 30 restricted shares vested in January 2022.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 433 shares that remain available for award at March 31, 2022. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $306 and $293 during the first six months of fiscal 2022 and 2021, respectively and $145 and $150 during the three months ended of fiscal 2022 and 2021, respectively. As of March 31, 2022, there was $847 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.

9.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Commercial revenue	$9,506	$9,247	$17,866	$20,000
Military revenue	15,062	15,619	25,949	29,944
Total	$24,568	$24,866	$43,815	$49,944

The following table represents revenue by the various components:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2022	2021	2022	2021
Aerospace components for:
Fixed wing aircraft	$10,071	$10,176	$19,960	$19,966
Rotorcraft	4,371	7,872	7,914	15,603
Energy components for power generation units	4,346	5,102	8,003	11,565
Commercial product and other revenue	5,780	1,716	7,938	2,810
Total	$24,568	$24,866	$43,815	$49,944

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2022	2021	2022	2021
North America	$20,426	$20,019	$36,288	$39,784
Europe	4,142	4,847	7,527	10,160
Total	$24,568	$24,866	$43,815	$49,944

In addition to the disaggregated revenue information provided above, approximately 62% and 61% of total net sales as of March 31, 2022 and 2021, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended March 31, 2022:

Contract assets - Beginning balance, October 1, 2021	$12,874
Additional revenue recognized over-time	27,375
Less amounts billed to the customers	(27,136)
Contract assets - Ending balance, March 31, 2022	$13,113

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2021	$(236)
Payments received in advance of performance obligations	(1,209)
Performance obligations satisfied	1,169
Contract liabilities (included within Accrued liabilities) - Ending balance, March 31, 2022	$(276)

There were no impairment losses recorded on contract assets as of March 31, 2022 and September 30, 2021.

Remaining performance obligations
As of March 31, 2022, the Company has $72,045 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

Impact of COVID-19 & Other
The impact and effects of the coronavirus ("COVID-19") pandemic continues to impact the markets we serve. The effects of the pandemic, as well as the pandemic itself, continue to evolve, and the exact timing and pace of the recovery continues to be indeterminable; however, there are indications that commercial air travel is steadily recovering in certain areas and for certain types of travel while continuing to lag in others. While the long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with the respect to when commercial air traffic will return to pre-COVID-19 levels. Given the fluidity of the situation, it is still unclear how lasting and deep the ongoing economic impacts of COVID-19 will be, specifically in relation to the commercial aerospace industry and energy, where the production of the Company's products have lead times of varying lengths and recovery may lag behind other industries. Additionally, other factors such as ongoing geopolitical tensions and further strains on the supply chain continue to put pressure on the Company’s results of operations.

During the second quarter of fiscal 2022, COVID-19 continued to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and delays in getting materials required to produce certain products. Due to the uncertain environment created by COVID-19, the Company has taken measures to reduce costs from time to time since the commencement of the COVID-19 pandemic by, from time to time, furloughing certain of its employees from one of its plant locations that continues to experience reduced sales of commercial aerospace products. The employees furloughed have since returned to work. Additionally, our operations are subject to global economic, political and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine and the related actions taken by those countries, sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response, along with continued increases in the cost of materials, and increased oil, natural gas and other commodity prices and further pressures on supply chains and transportation, have contributed to and may continue to cause disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, financial condition and results of operations. The Company continues to actively monitor and find ways to mitigate the impact on its operations.

Backlog of Orders
SIFCO’s total backlog at March 31, 2022 was $72.0 million, compared with $82.3 million as of March 31, 2021. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by COVID-19, which has created increased pressure in these markets and accordingly restrained sales in such markets. Backlog information may not be indicative of future sales.

Six Months Ended March 31, 2022 compared with Six Months Ended March 31, 2021

Net Sales
Net sales comparative information for the first six months of fiscal 2022 and 2021 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$20.0	$20.0	$—
Rotorcraft	7.9	15.6	(7.7)
Energy components for power generation units	8.0	11.5	(3.5)
Commercial product and other revenue	7.9	2.8	5.1
Total	$43.8	$49.9	$(6.1)
Net sales for the first six months of fiscal 2022 decreased $6.1 million to $43.8 million, compared with $49.9 million in the comparable period of fiscal 2021. In general, the production of the Company's products have lead times of varying lengths. The varying lead times, coupled with constraints caused by pressures in timely obtaining raw materials, have contributed to the decline of sales year over year, along with the current state of the commercial aerospace market, in particular, the wide body market. Rotorcraft sales decreased $7.7 million compared with the same period last year due to delays in receiving customer orders and a decrease in build rates. The energy components for power generation units decreased by $3.5 million due to variability in the steam turbine market that we serve. Commercial products and other revenue increased $5.1 million in the first six months of fiscal 2022 compared to the same period in fiscal 2021, primarily due to the timing of orders related to a munitions program and increased sales related to the commercial space industry.

Commercial net sales were 40.8% of total net sales and military net sales were 59.2% of total net sales in the first six months of fiscal 2022, compared with 40.0% and 60.0%, respectively, in the comparable period in fiscal 2021. Military net sales decreased by $4.0 million to $25.9 million in the first six months of fiscal 2022, compared with $29.9 million in the comparable period of fiscal 2021, primarily due to timing in order placement related to certain programs and the ability to timely get material to produce parts, partially offset by increased sales in a munitions program. Commercial net sales decreased $2.1 million to $17.9 million in the first six months of fiscal 2022, compared with $20.0 million in the comparable period of fiscal 2021 primarily due to a decrease in energy components sales for power generation due to decreased demand in the market, partially offset by increase in commercial space product.

Cost of Goods Sold
Cost of goods sold decreased by $0.9 million, or 2.2%, to $42.3 million, or 96.7% of net sales, during the first six months of fiscal 2022, compared with $43.3 million or 86.7% of net sales, in the comparable period of fiscal 2021. The decrease is primarily due to lower volume and $0.9 million in lower payroll costs, partially offset by $1.7 million of idle expense and $0.6 million in higher natural gas costs. The same period in the prior year included approximately $0.5 million in insurance recoveries related to business interruption from the fire claim that occurred in December 2018 at the Orange, California ("Orange") location.

Gross Profit
Gross profit decreased $5.2 million to $1.5 million in the first six months of fiscal 2022, compared with $6.7 million of gross profit in the comparable period of fiscal 2021. Gross margin percent of sales was 3.3% during the first six months of fiscal 2022, compared with 13.3% in the comparable period in fiscal 2021. The decrease in gross profit was primarily due to decreased volume and higher idle and natural gas costs as described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6.2 million, or 14.2% of net sales during the first six months of fiscal 2022, compared with $7.4 million, or 14.9% of net sales in the comparable period of fiscal 2021. The decrease in selling, general and administrative expenses is primarily due lower depreciation expense of $0.4 million, a reduction in accrued incentive of $0.3 million, $0.2 million lower sales and use taxes, and $0.2 million in lower commissions.

Amortization of Intangibles
Amortization of intangibles was $0.2 million in the first six months of fiscal 2022, compared with $0.5 million in the comparable period of fiscal 2021. The decrease was primarily due to certain intangible assets which had been fully amortized during the prior fiscal year.

Other/General
Prior year results included a $2.5 million gain in insurance recoveries related to the assets that were damaged in the fire at the Orange location that occurred in December 2018.

In the first six months of fiscal 2022, the Company recognized a gain on extinguishment of debt related to the PPP loan that was forgiven by the SBA for $5.1 million. See Note 5, Debt for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2022 and 2021:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2022	2021	2022	2021
Revolving credit agreement	1.8%	1.4%	$ 9.9 million	$ 9.2 million
Foreign term debt	3.2%	3.6%	$ 6.3 million	$ 7.1 million
Other debt	0.5%	1.0%	$ 3.2 million	$ 5.7 million

Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2022 was 33%, compared with (97)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net loss was $0.1 million during the first six months of fiscal 2022, compared with net income of $1.5 million in the comparable period of fiscal 2021. The net loss is attributed to lower sales and decreased gross profit due to idle costs recorded, partially offset by the gain on loan extinguishment related to the PPP loan. Prior year results included $2.5 million in insurance recoveries and a favorable tax benefit.

Three Months Ended March 31, 2022 compared with Three Months Ended March 31, 2021

Net Sales
Net sales for the second quarter of fiscal 2022 decreased 1.2% to $24.6 million, compared with $24.9 million in the comparable period of fiscal 2021. Net sales comparative information for the second quarter of fiscal 2022 and 2021 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$10.1	$10.2	$(0.1)
Rotorcraft	4.4	7.9	(3.5)
Energy components for power generation units	4.3	5.1	(0.8)
Commercial product and other revenue	5.8	1.7	4.1
Total	$24.6	$24.9	$(0.3)
The increase in commercial product and other revenues of $4.1 million was attributed to timing of orders for a munitions program and increase in sales related to the commercial space industry. This was offset by a decrease of $3.5 million in rotorcraft sales driven by a combination of slower sales caused by COVID-19 (following a prior surge of purchases of military spares) along with continued procurement delays in obtaining raw materials and a decrease in build rates for certain programs.
Commercial net sales were 38.7% of total net sales and military net sales were 61.3% of total net sales in the second quarter of fiscal 2022, compared with 37.2% and 62.8%, respectively, in the comparable period of fiscal 2021. Military net sales decreased by $0.6 million to $15.1 million in the second quarter of fiscal 2022, compared with $15.6 million in the comparable period of fiscal 2021, primarily due to the timing of orders for a munitions program, partially offset by a decrease in build rates in certain programs. Commercial net sales increased $0.3 million to $9.5 million in the second quarter of fiscal 2022, compared with $9.2 million in the comparable period of fiscal 2021 primarily due to increase in sales related the commercial space industry partially offset by decreased build rates in certain commercial programs.

Cost of Goods Sold
Cost of goods sold was $23.1 million, or 94.1% of net sales, during the second quarter of fiscal 2022, compared with $22.1 million or 89.0% of net sales, in the comparable period of fiscal 2021, primarily due to higher material costs of $0.5 million, idle expense of $0.4 million, and increased energy costs of $0.3 million.

Gross Profit
Gross profit decreased $1.2 million to $1.5 million during the second quarter of fiscal 2022, compared with $2.7 million in the comparable period of fiscal 2021. Gross margin was 5.9% during the second quarter of fiscal 2022, compared with 11.0% in the comparable period in fiscal 2021. The decrease in gross margin was primarily due to higher costs incurred as noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.7 million, or 10.9% of net sales, during the second quarter of fiscal 2022, compared with $3.6 million, or 14.5% of net sales, in the comparable period of fiscal 2021. The decrease is primarily due to a reduction in accrued incentive costs of $0.3 million, $0.2 million lower depreciation, $0.2 million lower sales and use tax, along with lower commissions of $0.1 million and lower salary and benefits.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the second quarter of fiscal 2022 compared with $0.3 million in the second quarter of fiscal 2021. The decrease was due to certain intangible assets that became fully amortized during the prior fiscal year.

Other/General
Included in other income (loss), net, in the second quarter of fiscal 2022 is the PPP loan for forgiveness of $5.1 million. See Note 5, Debt for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the second quarter of both fiscal 2022 and 2021:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2022	2021	2022	2021
Revolving credit agreement	1.8%	1.4%	$ 11.1 million	$ 7.5 million
Foreign term debt	5.0%	4.1%	$ 6.6 million	$ 7.1 million
Other debt	1.8%	1.0%	$ 0.8 million	$ 5.7 million

Income Taxes
The Company's effective tax rate in the second quarter of fiscal 2022 was 1%, compared with (12)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended March 31, 2022 compared to the same period of fiscal 2021. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net income was $3.6 million during the second quarter of fiscal 2022, compared with net loss of $1.5 million in the comparable period of fiscal 2021. The net income is primarily attributed to the gain on loan extinguishment related to the PPP loan noted above, partially offset by the higher costs noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net (loss) income	$3,639	$(1,491)	$(52)	$1,502
Adjustments:
Depreciation and amortization expense	1,596	1,905	3,210	3,730
Interest expense, net	193	169	307	335
Income tax expense (benefit)	23	165	(26)	(740)
EBITDA	5,451	748	3,439	4,827
Adjustments:
Foreign currency exchange loss, net (1)	3	14	9	21
Other loss (income), net (2)	(36)	42	(68)	103
Gain on disposal of assets (3)	(2)	—	(2)	—
Gain on insurance recoveries (4)	—	—	—	(2,495)
Gain on extinguishment of debt (5)	(5,106)	—	(5,106)	—
Equity compensation (6)	145	150	306	293
LIFO impact (7)	207	207	383	335
Adjusted EBITDA	$662	$1,161	$(1,039)	$3,084

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company's books or asset impairment of long-lived assets.
(4)Represents the difference between the insurance proceeds received for the damaged property and the carrying values shown on the Company's books for the assets that were damaged in the fire at the Orange location that occurred in December 2018.
(5)Represents the gain on extinguishment of debt and interest for the amount forgiven by the SBA as it relates to the PPP loan.
(6)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(7)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. We anticipate that cash provided by the cash flows from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include operating expenses, including salaries and working capital requirements. The ongoing impact and magnitude of the consequences and effects of COVID-19, along with the pandemic itself, continues to remain uncertain (including the pandemic's continued effects on the global economy and potential for market disruptions) due to the continued interruptions to the business of our customers and suppliers, which in turn can impact our business operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the impact of COVID-19 on the commercial airline industry. As the impact of COVID-19 on the economy and the Company's operations continues to evolve, the Company and management will continue to assess and actively manage liquidity needs. See "Results of Operation" for further discussion of the impact of COVID-19.
Cash and cash equivalents was $0.1 million at March 31, 2022 and $0.3 million at September 30, 2021. At March 31 2022, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

Operating Activities
The Company’s operating activities used $3.2 million of cash in the first six months of fiscal 2022, primarily due to operating results, an increase in inventory of $2.6 million, and a reduction of accrued liabilities of $1.2 million, partially offset by accounts receivable collections and a slight increase in accounts payable.

The Company’s operating activities provided $5.8 million of cash in the first six months of fiscal 2021. The cash provided by operating activities in the first six months of fiscal 2021 was primarily due to net income of $1.5 million and $3.2 million decrease in net working capital, partially offset by $1.1 million in non-cash items, such as gain on insurance recovery, and deferred income taxes, depreciation and amortization, equity based compensation, and LIFO effect. The cash provided by working capital was primarily due to decrease in receivables due to customer collections and decreased accrued liabilities.

Investing Activities
Cash used for investing activities was $1.5 million in the first six months of fiscal 2022, compared with $1.3 million in the first six months of fiscal 2021. Prior year included $4.1 million of insurance recovery on the damaged property related to the fire at the Orange location. Capital commitments as of March 31, 2022 were $1.2 million. The Company anticipates that the remaining total fiscal 2022 capital expenditures will be within the range of $2.0 million to $3.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $4.5 million in the first six months of fiscal 2022, compared with cash used for financing activities of $4.6 million in the first six months of fiscal 2021.

As discussed in Note 5, Debt, the Company's Maniago location obtained new borrowings from a lender during the first six months of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan are to be used for working capital purposes. Short-term debt repayments were $0.1 million in the first six months of fiscal 2022 compared with net short-term debt advances of $0.9 million in the first six months of fiscal 2021.
The Company had net borrowings to the revolver under the Credit Agreement of $3.9 million in the first six months of fiscal 2022 compared with net repayments of $5.1 million in the first six months of fiscal 2021.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at March 31, 2022 was $12.8 million, which was greater than the 10.0% of the Revolving Commitment as of March 31, 2022. As such, no covenant calculation was required. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.
As noted in Note 5, Debt, the Company entered its Sixth Amendment which amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1.5 million of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2.0 million to $3.0 million, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under the Credit Agreement, and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement. As part of the amendment, was the Second Amendment which amends the Export Agreement to replace the reference rate from LIBOR to SOFR under the Export Credit Agreement.
The Company received forgiveness of the $5.0 million PPP Loan, plus accrued interest, from the SBA in January 2022. As such, the Company derecognized the liability in the second quarter of fiscal 2022 and has been legally released from the loan.

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

Additionally, the credit and capital markets have seen significant volatility during the course of the pandemic. Tightening of the credit market and standards, as well as capital market volatility caused by various factors, included the continued effects of COVID-19 and/or ongoing geopolitical tensions, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources as a result of the continued impact of COVID-19. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

C. Recently Adopted Accounting Standards
For recently adopted accounting standards refer to Note 1, Summary of Significant Accounting Policies - Recently Adopted Accounting Standards for further detail. Additionally, the Company's significant accounting policies and procedures are explained in the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective, the information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

10.23
First Amendment to Export Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.2 to the Company's Form 8-K dated February 22, 2021, and incorporated herein by reference

10.24
Sixth Amendment to the Credit Agreement, dated March 23, 2022, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company's Form 8-K dated March 24, 2022, and incorporated herein by reference

10.25
Second Amendment to the Export Credit Agreement, dated March 23, 2022, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.2 to the Company's Form 8-K dated March 24, 2022, and incorporated herein by reference

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 5, 2022, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2022 and 2021, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets at March 31, 2022 and September 30, 2021, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2022 and 2021, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2022 and 2021, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 5, 2022	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)