Form 10-Q
period 2022-06-30
SIFCO INDUSTRIES INC
filed 2022-08-15
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2022 was 6,039,617.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net sales	$21,454	$25,330	$65,269	$75,274
Cost of goods sold	21,080	22,040	63,427	65,317
Gross profit	374	3,290	1,842	9,957
Selling, general and administrative expenses	2,821	2,912	9,037	10,336
Amortization of intangible assets	62	248	252	765
Gain on disposal of operating assets	—	—	(2)	—
Gain on insurance recoveries	—	—	—	(2,495)
Operating (loss) income	(2,509)	130	(7,445)	1,351
Interest expense, net	146	143	453	478
Gain on debt extinguishment	—	(287)	(5,106)	(287)
Foreign currency exchange (gain) loss, net	(7)	1	2	22
Other expense (income), net	23	55	(45)	158
(Loss) income before income tax benefit	(2,671)	218	(2,749)	980
Income tax benefit	(3)	(36)	(29)	(776)
Net (loss) income	$(2,668)	$254	$(2,720)	$1,756

Net (loss) income per share
Basic	$(0.46)	$0.04	$(0.47)	$0.31
Diluted	$(0.46)	$0.04	$(0.47)	$0.29

Weighted-average number of common shares (basic)	5,840	5,779	5,827	5,753
Weighted-average number of common shares (diluted)	5,840	6,006	5,827	5,960
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,668)	$254	$(2,720)	$1,756
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax $0 and $0 for the three months ended and net of tax $0 and $0 for the nine months ended, respectively	(304)	79	(563)	62
Retirement plan liability adjustment, net of tax $0 and $0 for the three months ended, net of tax $0 and $0 for the nine months ended, respectively	188	211	426	634
Comprehensive (loss) income	$(2,784)	$544	$(2,857)	$2,452
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2022	September 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111	$346
Receivables, net of allowance for doubtful accounts of $127 and $167, respectively	16,700	19,914
Contract assets	11,936	12,874
Inventories, net	12,515	12,546
Refundable income taxes	101	101
Prepaid expenses and other current assets	1,266	1,792
Total current assets	42,629	47,573
Property, plant and equipment, net	40,248	42,708
Operating lease right-of-use assets, net	15,239	15,943
Intangible assets, net	567	874
Goodwill	3,493	3,493
Other assets	88	77
Total assets	$102,264	$110,668
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,079	$9,566
Revolver	10,113	8,930
Short-term operating lease liabilities	763	788
Accounts payable	10,578	9,811
Accrued liabilities	5,612	6,871
Total current liabilities	31,145	35,966
Long-term debt, net of current maturities	2,902	2,669
Long-term operating lease liabilities, net of short-term	14,855	15,439
Deferred income taxes	155	158
Pension liability	5,517	6,073
Other long-term liabilities	722	741
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,040 at June 30, 2022 and 5,987 at September 30, 2021	6,040	5,987
Additional paid-in capital	11,268	11,118
Retained earnings	38,876	41,596
Accumulated other comprehensive loss	(9,216)	(9,079)
Total shareholders’ equity	46,968	49,622
Total liabilities and shareholders’ equity	$102,264	$110,668
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,720)	$1,756
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,800	5,710
Amortization of debt issuance costs	30	62
Gain on disposal of operating assets	(2)	—
Gain on insurance proceeds received for damaged property	—	(2,495)
LIFO effect	586	582
Share transactions under company stock plan	203	362
Gain on extinguishment of debt	(5,106)	(287)
Other long-term liabilities	(104)	49
Deferred income taxes	(18)	(891)
Changes in operating assets and liabilities:
Receivables	2,730	3,094
Contract assets	938	(2,670)
Inventories	(1,052)	(823)
Prepaid expenses and other current assets	479	192
Other assets	(13)	50
Accounts payable	828	115
Other accrued liabilities	(857)	(1,561)
Accrued income and other taxes	(25)	207
Net cash provided by operating activities	697	3,452
Cash flows from investing activities:
Insurance proceeds received for damaged property	—	4,101
Proceeds from disposal of operating assets	2	—
Capital expenditures	(2,501)	(5,875)
Net cash used for investing activities	(2,499)	(1,774)
Cash flows from financing activities:
Proceeds from long-term debt	1,402	1,020
Payments on long-term debt	(1,039)	(341)
Proceeds from revolving credit agreement	59,668	67,043
Repayments of revolving credit agreement	(58,486)	(70,089)
Payment of debt issuance costs	—	(45)
Short-term debt borrowings	2,762	3,535
Short-term debt repayments	(2,715)	(2,999)
Net cash (used for) provided by financing activities	1,592	(1,876)
Decrease in cash and cash equivalents	(210)	(198)
Cash and cash equivalents at the beginning of the period	346	427
Effect of exchange rate changes on cash and cash equivalents	(25)	18
Cash and cash equivalents at the end of the period	$111	$247

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(423)	$(296)
Cash paid for income taxes, net	$(23)	$(22)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(2,720)	(137)	(2,857)
Performance and restricted share expense	—	—	309	—	—	309
Share transactions under equity based plans	53	53	(159)	—	—	(106)
Balance - June 30, 2022	6,040	$6,040	$11,268	$38,876	$(9,216)	$46,968

	Three Months Ended June 30, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748
Comprehensive income	—	—	—	(2,668)	(116)	(2,784)
Performance and restricted share expense	—	—	4	—	—	4
Balance - June 30, 2022	6,040	$6,040	$11,268	$38,876	$(9,216)	$46,968

	Nine Months Ended June 30, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2020	5,916	$5,916	$10,736	$42,339	$(13,468)	$45,523
Comprehensive income	—	—	—	1,756	696	2,452
Performance and restricted share expense	—	—	378	—	—	378
Share transactions under equity based plans	73	73	(89)	—	—	(16)
Balance - June 30, 2021	5,989	$5,989	$11,025	$44,095	$(12,772)	$48,337

	Three Months Ended June 30, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2021	5,989	$5,989	$10,940	$43,841	$(13,062)	$47,708
Comprehensive income	—	—	—	254	290	544
Performance and restricted share expense	—	—	85	—	—	85
Balance - June 30, 2021	5,989	$5,989	$11,025	$44,095	$(12,772)	$48,337
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

B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,668)	$254	$(2,720)	$1,756

Weighted-average common shares outstanding (basic)	5,840	5,779	5,827	5,753
Effect of dilutive securities:
Restricted shares	—	146	—	145
Performance shares	—	81	—	62
Weighted-average common shares outstanding (diluted)	5,840	6,006	5,827	5,960

Net (loss) income per share – basic:	$(0.46)	$0.04	$(0.47)	$0.31

Net (loss) income per share – diluted:	$(0.46)	$0.04	$(0.47)	$0.29

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	313	184	309	206

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

E. Asset Impairment
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

The Company continuously monitors triggers to determine if further testing is necessary. In the third quarter, certain qualitative factors, including operating results, at the Orange, California ("Orange") location, triggered a recoverability test. The results indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment. The Company will continue to monitor the carrying value of its assets groups for indicators of impairment; accordingly, there may be impairments in the future.

F. Reclassification
Certain amounts in prior years have been reclassified to conform to the 2022 consolidated condensed statement presentation.

2.Inventories
Inventories consist of:

	June 30, 2022	September 30, 2021
Raw materials and supplies	$4,285	$4,111
Work-in-process	4,189	3,560
Finished goods	4,041	4,875
Total inventories	$12,515	$12,546

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 42% and 39% of the Company’s inventories at June 30, 2022 and September 30, 2021, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, and calculations are subject to many factors beyond management’s control, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value. If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,796 and $9,210 higher than reported at June 30, 2022 and September 30, 2021, respectively.

3.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2022	September 30, 2021
Foreign currency translation adjustment	$(5,922)	$(5,359)
Retirement plan liability adjustment, net of tax	(3,294)	(3,720)
Total accumulated other comprehensive loss	$(9,216)	$(9,079)

4.    Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Finance lease expense:
Amortization of right-of use assets on finance leases	$2	$13	$16	$41
Interest on lease liabilities	—	1	1	2
Operating lease expense	425	431	1,283	1,523
Variable lease cost	29	34	89	104
Total lease expense	$456	$479	$1,389	$1,670

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	June 30, 2022	September 30, 2021
Assets:
Finance lease assets	Property, plant and equipment, net	$18	$34
Operating lease assets	Operating lease right-of-use assets, net	15,239	15,943
Total lease assets		$15,257	$15,977

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$7	$17
Operating lease liabilities	Short-term operating lease liabilities	763	788
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	—	5
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,855	15,439
Total lease liabilities		$15,625	$16,249

Supplemental cash flow and other information related to leases were as follows:

	June 30, 2022	June 30, 2021
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,285	$1,525
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	18	44
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	43

	June 30, 2022	September 30, 2021
Weighted-average remaining lease term (years):
Finance leases	1.0	1.1
Operating leases	13.8	14.4
Weighted-average discount rate:
Finance leases	—%	2.8%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at June 30, 2022 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2022 (excluding the nine months ended June 30, 2022)	$2	$406
2023	5	1,630
2024	—	1,645
2025	—	1,642
2026	—	1,619
Thereafter	—	15,912
Total lease payments	$7	$22,854
Less: Imputed interest	—	(7,236)
Present value of lease liabilities	$7	$15,618

5.    Debt
Debt consists of:

	June 30, 2022	September 30, 2021
Revolving credit agreement	$10,113	$8,930
Foreign subsidiary borrowings	6,323	6,632
Finance lease obligations	7	22
Other, net of unamortized debt issuance costs $(23) and $(32), respectively	651	5,581
Total debt	17,094	21,165

Less – current maturities	(14,192)	(18,496)
Total long-term debt	$2,902	$2,669

Credit Agreement and Security Agreement
The Credit Agreement (as amended, the "Credit Agreement") contains affirmative and negative covenants and events of default. On March 23, 2022, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as previously amended, the "Credit Agreement") and the Second Amendment (the "Second Amendment") to the Export Credit Agreement (the "Export Credit Agreement") with its lender. The total collateral at June 30, 2022 and September 30, 2021 was $25,215 and $25,370, respectively, and the revolving commitment was $35,000 for both periods. Total availability at June 30, 2022 and September 30, 2021 was $14,089 and $14,570, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than 10.0% of the revolving commitment as of June 30, 2022 and September 30, 2021, no covenant calculations were required. The Company has a letter of credit balance of $1,800 as of June 30, 2022 and September 30, 2021, respectively.

The Sixth Amendment amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1,500 of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2,000 to $3,000, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement.

The Second Amendment amends the Export Credit Agreement to replace the reference rate from LIBOR to SOFR under the Export Credit Agreement.

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 1.75% spread, which was 2.9% at June 30, 2022 and a rate based on LIBOR plus a 1.75% spread, which was 1.8% at September 30, 2021. The Export Credit Agreement as amended has a rate based on SOFR plus a 1.5% spread, which was 2.6% at June 30, 2022 and a rate based on LIBOR plus a 1.25% spread, which was 1.3% at September 30, 2021, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings
Foreign debt consists of:

	June 30, 2022	September 30, 2021
Term loan	$2,530	$3,127
Short-term borrowings	3,068	1,867
Factor	725	1,638
Total debt	$6,323	$6,632

Less – current maturities	(3,833)	(4,551)
Total long-term debt	$2,490	$2,081

Receivables pledged as collateral	$821	$485

Interest rates on foreign borrowings are based on Euribor rates, which range from 1.5% to 5.1%.

The Company's Maniago, Italy ("Maniago") location obtained borrowings from one lender in the first nine months of fiscal 2022. The loan was for $1,141 with repayment terms of six years. Under the terms of the borrowing, repayments are made quarterly in the amount of $56, beginning on December 31, 2022.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $38 and $17 at June 30, 2022 and September 30, 2021, respectively.

Other
As of June 30, 2022 and September 30, 2021, the Paycheck Protection Program loan (the "PPP Loan") balance was $0 and $4,764, respectively. The Company applied for forgiveness of the full amount of the PPP Loan to the Small Business Administration ("SBA") and was notified by the SBA in January 2022 that the full PPP Loan originating amount of $5,025 was forgiven. All accrued interest was forgiven and the amount previously repaid by the Company of $261 was reimbursed to the Company by its lender. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven and the Company was legally released from the loan. The gain on extinguishment of loan is included in the consolidated condensed statements of operations in the amount of $5,106 (which includes $81 of interest forgiven).

6. Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2022 was 1%, compared with (79)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Service cost	$10	$26	$31	$78
Interest cost	178	175	535	525
Expected return on plan assets	(340)	(355)	(1,021)	(1,066)
Amortization of net loss	119	211	357	634
Settlement cost	69	—	69	—
Net periodic cost	$36	$57	$(29)	$171

During the nine months ended June 30, 2022 and 2021, the Company made $12 and $67 in contributions, respectively to its defined benefit pension plans. The Company anticipates making $3 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2022 and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2022. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2022.

8.Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan ("2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In fiscal 2022, the Company granted 74 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 44 performance shares and 30 shares of time-based restricted shares, with a grant date fair value of $8.00 per share. The awards vest over three years. There were 5 shares forfeited during the period.

In fiscal 2022, the Company granted its non-employee directors 42 restricted shares under the 2016 Plan, with a grant date fair value of $6.59 per share, which vests over one year. One award for 30 restricted shares vested in January 2022.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 433 shares that remain available for award at June 30, 2022. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $309 and $378 during the first nine months of fiscal 2022 and 2021, respectively, and $4 and $85 during the three months ended of fiscal 2022 and 2021, respectively. As of June 30, 2022, there was $394 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.1 years.

9.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Commercial revenue	$11,863	$6,453	$29,729	$26,453
Military revenue	9,591	18,877	35,540	48,821
Total	$21,454	$25,330	$65,269	$75,274
The following table represents revenue by end market::

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2022	2021	2022	2021
Aerospace components for:
Fixed wing aircraft	$10,351	$8,941	$30,310	$28,907
Rotorcraft	4,067	6,065	11,982	21,668
Energy components for power generation units	4,899	3,199	12,902	14,763
Commercial product and other revenue	2,137	7,125	10,075	9,936
Total	$21,454	$25,330	$65,269	$75,274

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2022	2021	2022	2021
North America	$17,051	$22,794	$53,339	$62,578
Europe	4,403	2,536	11,930	12,696
Total	$21,454	$25,330	$65,269	$75,274

In addition to the disaggregated revenue information provided above, approximately 58% and 65% of total net sales as of June 30, 2022 and 2021, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended June 30, 2022:

Contract assets - Beginning balance, October 1, 2021	$12,874
Additional revenue recognized over-time	37,736
Less amounts billed to the customers	(38,674)
Contract assets - Ending balance, June 30, 2022	$11,936

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2021	$(236)
Payments received in advance of performance obligations	(1,362)
Performance obligations satisfied	1,128
Contract liabilities (included within Accrued liabilities) - Ending balance, June 30, 2022	$(470)

There were no impairment losses recorded on contract assets as of June 30, 2022 and September 30, 2021.

Remaining performance obligations
As of June 30, 2022, the Company has $69,399 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

Impact of COVID-19 & Other Factors
The lingering impact and residual effects of the coronavirus ("COVID-19") pandemic, along with other factors, such as ongoing geopolitical tensions, have created strains on supply chains, and general economic conditions. While the exact timing and pace of recovery in our markets continues to be indeterminable, there are indications that commercial air travel is steadily recovering in certain areas. While the long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with the respect to when commercial air traffic will return to pre-COVID-19 levels. Given the fluidity of the situation, it is still unclear how lasting and deep the ongoing economic impacts of COVID-19 will last.

During the third quarter of fiscal 2022, the effects of COVID-19 continued to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and obtaining materials required to produce certain products. As sales volumes have fluctuated, the Company has taken measures to reduce costs by furloughing certain of its employees from time to time at one of its plant locations. Additionally, our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine has impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations.

Backlog of Orders
SIFCO’s total backlog at June 30, 2022 was $69.4 million, compared with $78.1 million as of June 30, 2021. Orders may be subject to modification or cancellation by the customer with limited charges. Sales in the A&E markets continue to be impacted by COVID-19, which has created increased pressure in these markets and accordingly restrained sales in such markets. Backlog information may not be indicative of future sales.

Nine Months Ended June 30, 2022 compared with Nine Months Ended June 30, 2021

Net Sales
Net sales comparative information for the first nine months of fiscal 2022 and 2021 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$30.3	$28.9	$1.4
Rotorcraft	12.0	21.7	(9.7)
Energy components for power generation units	12.9	14.8	(1.9)
Commercial product and other revenue	10.1	9.9	0.2
Total	$65.3	$75.3	$(10.0)

Net sales for the first nine months of fiscal 2022 decreased $10.0 million to $65.3 million, compared with $75.3 million in the comparable period of fiscal 2021. In general, the production of the Company's products have lead times of varying lengths. The varying lead times, coupled with constraints caused by pressures in timely obtaining raw materials, have contributed to the decline of sales year over year, along with the continued state of the commercial aerospace market, in particular, the wide body market. Rotorcraft sales decreased $9.7 million compared with the same period last year due to delays in receiving customer orders and program volume reductions. The energy components for power generation units decreased by $1.9 million due to variability in the steam turbine market that we serve. Commercial products and other revenue increased $0.2 million in the first nine months of fiscal 2022 compared to the same period in fiscal 2021, primarily due to the timing of orders related to a munitions program and increased sales related to the commercial space industry.

Commercial net sales were 45.5% of total net sales and military net sales were 54.5% of total net sales in the first nine months of fiscal 2022, compared with 35.1% and 64.9%, respectively, in the comparable period in fiscal 2021. Military net sales decreased by $13.3 million to $35.5 million in the first nine months of fiscal 2022, compared with $48.8 million in the comparable period of fiscal 2021, primarily due to timing in order placement and volume reductions related to certain rotorcraft programs and the ability to timely get material to produce parts, partially offset by increased sales in a munitions program. Commercial net sales increased $3.3 million to $29.7 million in the first nine months of fiscal 2022, compared with $26.4 million in the comparable period of fiscal 2021 primarily due to an increase in fixed wing components and commercial space product.

Cost of Goods Sold
Cost of goods sold decreased by $1.9 million, or 2.9%, to $63.4 million, or 97.2% of net sales, during the first nine months of fiscal 2022, compared with $65.3 million or 86.8% of net sales, in the comparable period of fiscal 2021. The decrease is primarily due to lower volume and $1.6 million in lower payroll costs, partially offset by higher material costs of $1.2 million $0.5 million of idle expense and $0.6 million in increased energy costs. The same period in the prior year included approximately $0.5 million in insurance recoveries related to business interruption coverage under claims made in connection with the fire that occurred in December 2018 at the Orange, California ("Orange") location.

Gross Profit
Gross profit decreased $8.2 million to $1.8 million in the first nine months of fiscal 2022, compared with $10.0 million of gross profit in the comparable period of fiscal 2021. Gross margin percent of sales was 2.8% during the first nine months of fiscal 2022, compared with 13.2% in the comparable period in fiscal 2021. The decrease in gross profit was primarily due to decreased volume and higher idle and energy costs as described above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.0 million, or 13.8%, of net sales during the first nine months of fiscal 2022, compared with $10.3 million, or 13.7%, of net sales in the comparable period of fiscal 2021. The decrease in selling, general and administrative expenses is primarily due lower depreciation expense of $0.6 million, a reduction in accrued incentive of $0.4 million and $0.2 million in lower commissions.

Amortization of Intangibles
Amortization of intangibles was $0.3 million in the first nine months of fiscal 2022, compared with $0.8 million in the comparable period of fiscal 2021. The decrease was primarily due to certain intangible assets that became fully amortized during the prior fiscal year.

Other/General
Prior year results included a $2.5 million gain in insurance recoveries related to the assets that were damaged in the fire at the Orange location that occurred in December 2018.

In the first nine months of fiscal 2022, the Company recognized a gain on extinguishment of debt related to the PPP loan that was forgiven by the SBA for $5.1 million. See Note 5, Debt for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2022 and 2021:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2022	2021	2022	2021
Revolving credit agreement	2.0%	1.5%	$ 10.4 million	$ 8.8 million
Foreign term debt	2.9%	3.5%	$ 6.3 million	$ 7.0 million
Other debt	0.6%	0.9%	$ 2.3 million	$ 5.7 million

Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2022 was 1%, compared with (79)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy recognized on a discrete basis in fiscal 2021, which were non-recurring in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net loss was $2.7 million during the first nine months of fiscal 2022, compared with net income of $1.8 million in the comparable period of fiscal 2021. The net loss is attributed to lower sales and decreased gross profit due to idle costs recorded, partially offset by the gain on loan extinguishment related to the PPP loan. Prior year results included $2.5 million in insurance recoveries and a favorable tax benefit.

Three Months Ended June 30, 2022 compared with Three Months Ended June 30, 2021

Net Sales
Net sales for the third quarter of fiscal 2022 decreased 15.3% to $21.4 million, compared with $25.3 million in the comparable period of fiscal 2021. Net sales comparative information for the third quarter of fiscal 2022 and 2021 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$10.3	$8.9	$1.4
Rotorcraft	4.1	6.1	(2.0)
Energy components for power generation units	4.9	3.2	1.7
Commercial product and other revenue	2.1	7.1	(5.0)
Total	$21.4	$25.3	$(3.9)
The decrease in commercial product and other revenues of $5.0 million was attributed to timing of orders for a munitions program, which was partially offset by the increase in sales related to the commercial space industry. The decrease of $2.0 million in rotorcraft sales is primarily due to delays in receiving customer orders and program volume reductions. There were increases of $1.7 million in energy components for power generation sales due to recovery in demand and $1.4 million in fixed wing aircraft primarily due to military programs.
Commercial net sales were 55.3% of total net sales and military net sales were 44.7% of total net sales in the third quarter of fiscal 2022, compared with 25.5% and 74.5%, respectively, in the comparable period of fiscal 2021. Military net sales decreased by $9.3 million to $9.6 million in the third quarter of fiscal 2022, compared with $18.9 million in the comparable period of fiscal 2021, primarily due to the timing of orders for a munitions program and lower build rates in certain programs. Commercial net sales increased $5.4 million to $11.9 million in the third quarter of fiscal 2022, compared with $6.5 million in the comparable period of fiscal 2021 primarily due to increased sales related the commercial space industry and increased build rates in certain commercial programs.

Cost of Goods Sold
Cost of goods sold was $21.1 million, or 98.3% of net sales, during the third quarter of fiscal 2022, compared with $22.0 million or 87.0% of net sales, in the comparable period of fiscal 2021, primarily due to higher material costs of $0.4 million, idle expense of $0.2 million, and increased energy costs of $0.1 million.

Gross Profit
Gross profit decreased $2.9 million to $0.4 million during the third quarter of fiscal 2022, compared with $3.3 million in the comparable period of fiscal 2021. Gross margin was 1.7% during the third quarter of fiscal 2022, compared with 13.0% in the comparable period in fiscal 2021. The decrease in gross margin was primarily due to lower sales volume and higher costs incurred as noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.8 million, or 13.1% of net sales, during the third quarter of fiscal 2022, compared with $2.9 million, or 11.5%, of net sales, in the comparable period of fiscal 2021. The decrease is primarily due to a reduction in accrued incentive costs of $0.1 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the third quarter of fiscal 2022 compared with $0.2 million in the third quarter of fiscal 2021. The decrease was due to certain intangible assets that became fully amortized during the prior fiscal year.

Other/General
Prior year results included $0.3 million gain on debt extinguishment due to partial loan forgiveness at the Company's Maniago location.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the third quarter of both fiscal 2022 and 2021:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2022	2021	2022	2021
Revolving credit agreement	2.4%	1.5%	$ 11.3 million	$ 8.0 million
Foreign term debt	2.3%	3.4%	$ 6.2 million	$ 6.8 million
Other debt	1.8%	0.9%	$ 0.7 million	$ 5.6 million

Income Taxes
The Company's effective tax rate in the third quarter of fiscal 2022 was 0.1%, compared with (16)% for the same period of fiscal 2021. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended June 30, 2022 compared to the same period of fiscal 2021. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net loss was $2.7 million during the third quarter of fiscal 2022, compared with net income of $0.3 million in the comparable period of fiscal 2021. The net loss is primarily attributed to lower volume and higher costs noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(2,668)	$254	$(2,720)	$1,756
Adjustments:
Depreciation and amortization expense	1,590	1,980	4,800	5,710
Interest expense, net	146	143	453	478
Income tax benefit	(3)	(36)	(29)	(776)
EBITDA	(935)	2,341	2,504	7,168
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(7)	1	2	22
Other (income) loss, net (2)	(46)	55	(114)	158
Gain on disposal of assets (3)	—	—	(2)	—
Gain on insurance recoveries (4)	—	—	—	(2,495)
Gain on extinguishment of debt (5)	—	(287)	(5,106)	(287)
Equity compensation (6)	4	85	309	378
Pension settlement expense (7)	69	—	69	—
LIFO impact (8)	202	248	586	582
Adjusted EBITDA	$(713)	$2,443	$(1,752)	$5,526

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
(7)Represents expense incurred by its defined benefit pension plans related to settlement of pension obligations.
(8)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. We anticipate that cash provided by the cash flows from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include operating expenses, including salaries, working capital requirements and certain capital expenditures (see "Investing Activities," below). The ongoing impact and magnitude of the consequences and effects of COVID-19, along with the pandemic itself, continues to remain uncertain (including the pandemic's continued effects on the global economy and potential for market disruptions) due to the continued interruptions to the business of our customers and suppliers, which in turn can impact our business operations and results as well as our liquidity and capital resources. The Company's liquidity could be negatively affected by customers extending payment terms to the Company and/or the decrease in demand for our products as a result of the impact of COVID-19 on the commercial airline industry. As the lingering impact of COVID-19 on the economy and the Company's operations continues to evolve, the Company and management will continue to assess and actively manage liquidity needs. See "Results of Operation" for further discussion of the impact of COVID-19.
Cash and cash equivalents was $0.1 million at June 30, 2022 and $0.3 million at September 30, 2021. At June 30, 2022, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities provided $0.7 million of cash in the first nine months of fiscal 2022, primarily due to operating results, a decrease in accounts receivable of $2.7 million, partially offset by increases in inventory $1.0 million.

The Company’s operating activities provided $3.5 million of cash in the first nine months of fiscal 2021. The cash provided by operating activities in the first nine months of fiscal 2021 was primarily due to net income of $1.8 million and $1.4 million decrease in net working capital, and $3.1 million in non-cash items, such as gain on insurance recovery, and deferred income taxes, depreciation and amortization, equity based compensation, and LIFO effect. The cash provided by working capital was primarily due to a decrease in receivables due to customer collections and decreased sales.

Investing Activities
Cash used for investing activities was $2.5 million in the first nine months of fiscal 2022, compared with $1.8 million in the first nine months of fiscal 2021. The cash used for investing activities in the prior year included $4.1 million in proceeds recovered on the damaged property related to the fire at the Orange location. Capital commitments as of June 30, 2022 were $1.9 million. The Company anticipates that the remaining total fiscal 2022 capital expenditures will be within the range of $1.0 million to $1.5 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $1.6 million in the first nine months of fiscal 2022, compared with cash used for financing activities of $1.9 million in the first nine months of fiscal 2021.

As discussed in Note 5, Debt, the Company's Maniago location obtained new borrowings from a lender during the first nine months of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan are to be used for working capital purposes. Short-term debt repayments were $0.1 million in the first nine months of fiscal 2022 compared with net short-term debt advances of $1.6 million in the first nine months of fiscal 2021.
The Company had net borrowings to the revolver under the Credit Agreement of $1.2 million in the first nine months of fiscal 2022 compared with net repayments of $3.0 million in the first nine months of fiscal 2021.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt. The availability at June 30, 2022 was $14.1 million, which was greater than the 10.0% of the Revolving Commitment as of June 30, 2022. As such, no covenant calculation was required. If availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities.

As noted in Note 5, Debt, the Company entered its Sixth Amendment which amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1.5 million of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2.0 million to $3.0 million, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under the Credit Agreement, and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement. Additionally, the Export Credit Agreement was amended by the Second Amendment, which replaces the reference rate from LIBOR to SOFR in the Export Credit Agreement.
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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective, the information is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
No material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the period covered by this Quarterly Report on Form 10‑Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Items 1, 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 1A. Risk Factors
The Company is subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended September 30, 2021. Investors should consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described herein occurs, our business, financial condition or results of operations could be negatively affected. Additional risks and uncertainties, including risks not currently known or that are currently deemed immaterial may also adversely affect our business financial conditions or results of operations.

The price and availability of oil and other energy sources worldwide could adversely impact our results of operations. Unexpected pricing of fuel or a shortage of, or disruption in, the supply of fuel or other energy sources could have a material adverse effect on our and our customers' business, results of operations and financial condition.

Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine has impacted global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Our customers' businesses are significantly impacted by the availability and pricing of fuel. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, the recent conflict between Russia and Ukraine has caused shortages in the availability of fuel. In the event that the supply of natural gas from Russia stops or is significantly reduced, there may be supply disruptions, increased prices, shutdowns of manufacturing facilities, or further rationing of energy supply within countries where we and/or our customers do business, which could have a material adverse impact on our and our customers' business or results of operations in those countries.

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
10.3
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference

10.4
Change in control Agreement and Separation Agreement between the Company and Peter W. Knapper, effective June 29, 2022, filed as Exhibit 10.1 to the Company's Form 8-K dated June 29, 2022 and incorporated herein by reference.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 15, 2022, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2022 and 2021, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets at June 30, 2022 and September 30, 2021, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2022 and 2021, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods June 30, 2022 and 2021, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 15, 2022	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)