Form 10-K
period 2022-09-30
SIFCO INDUSTRIES INC
filed 2022-12-23
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
or
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
Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $14,747,885.

The number of the Registrant’s Common Shares outstanding at November 30, 2022 was 6,098,217.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2023 (Part III).

Annual Report on Form 10-K
For the Year-ended September 30, 2022

PART I

Item 1. Business
A.The Company
SIFCO Industries, Inc. ("SIFCO," "Company," "we" or "our"), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.

SIFCO is engaged in the production of forgings, sub-assemblies, and machined components primarily for the Aerospace and Energy ("A&E") markets. The processes and services include forging, heat-treating, chemical processing and machining. The Company's operations are conducted in a single business segment. Information relating to the Company's financial results is set forth in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Impact of COVID-19 & Other Factors
The lingering impact and residual effects of the coronavirus ("COVID-19") pandemic, along with other factors, such as ongoing geopolitical tensions, have created strains on supply chains, and general economic conditions. While the exact timing and pace of recovery in our markets continues to be indeterminable, there are indications that commercial air travel is steadily recovering in certain areas. The long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with respect to when commercial air traffic will return to pre-COVID-19 levels. Given the fluidity of the situation, it is still unclear how lasting and deep the ongoing economic impacts of COVID-19 will last.

During fiscal 2022, the effects of COVID-19 continued to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and obtaining materials required to produce certain products. As sales volumes have fluctuated, the Company has taken measures to reduce costs by furloughing certain of its employees from time to time at one of its plant locations. Additionally, our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine has impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations.

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

SIFCO's long-term plan is to have a balance comprised of military and commercial aerospace revenues, supplemented with energy, commercial space, and adjacent market components. In fiscal 2022, commercial and military revenues accounted for 47.4% and 52.6% of revenues, respectively, compared with 36.7% in commercial revenues and 63.3% in military revenues in fiscal 2021. The Company's capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, nickel alloys, titanium and aluminum.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange, California ("Orange"); and Maniago, Italy ("Maniago"). SIFCO's operations are AS 9100D and/or ISO 9001:2015 certified and the Company also holds multiple National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) certifications and site approvals from key OEM customers. During fiscal year 2022, the Company was subject to a NADCAP audit in Orange pursuant to which maintenance issues were identified that required remediation in order to meet the requisite qualifications for NADCAP Certification. The Company temporarily lost NADCAP Certification at its Orange location in the third quarter of fiscal 2022 and was required to outsource the process that required such certification to a third party. The Company has since regained such NADCAP Certification in Orange in the first quarter of fiscal 2023 and has been able to fully resume operations.

The Company's success is not dependent on patents, trademarks, licenses or franchises.

Raw Materials
While the effects from the COVID-19 pandemic disrupted the global supply chain and availability of raw materials, SIFCO generally has multiple sources for its raw materials, which consist primarily of high-quality metals essential to its business. Suppliers of such materials are located principally in North America and Europe. SIFCO generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. The Company has experienced delays in the supply chain, which could effect our ability to timely obtain materials and components from our suppliers in the quantities we require or on favorable terms. As a result of supply chain disruptions and inflationary pressures, the Company has experienced increases in pricing for raw materials which could effect our customer demand and cost. However, SIFCO believes that its ability to pass through raw material costs on certain contractual agreements and discrete orders limits this exposure. For those contractual agreements, in which pass through pricing is not permissible, a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance may result.

Products
SIFCO’s products are made primarily of steel, high temperature alloys, nickel alloy, titanium and aluminum. SIFCO's product offerings include: OEM and aftermarket components for aircraft and industrial gas turbine engines; steam turbine blades; structural airframe components; aircraft landing gear components; aircraft wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO also provides heat-treatment, surface-treatment, non-destructive testing and select machining and sub-assembly of forged components.

Industry
The performance of the domestic and international air transport industry, the energy industry, as well as government defense spending, directly and significantly impact the performance of SIFCO. The impact of COVID-19 continues to be assessed by the Company as it has significantly impacted the commercial aerospace industry through the ongoing disruption of global travel, which remains uncertain. Therefore, as the effects of the pandemic continue to be fluid and ever changing, the shape and speed of recovery for the commercial aerospace industry remain uncertain. While demand for travel declined at a rapid pace beginning in the second half of our fiscal 2020 and has remained depressed compared to pre-pandemic levels, commercial air travel has progressively shown signs of recovery in recent months with increasing air traffic, primarily in certain domestic markets. The recovery in international commercial air travel has been slower with international travel moderately recovered from COVID-19 pandemic lows. The exact pace and timing of the commercial air travel recovery remains uncertain and is expected to continue to be uneven depending on factors such as trends in the number of COVID-19 infections (e.g., impact of new variants of COVID-19 resurfacing), the continued efficacy and public acceptance of vaccines and easing of quarantines and travel restrictions, among other factors.

•SIFCO supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. The Company's top programs include Blackhawk (H60), V-22, C-130 and F-35. The defense budget in the United States varies from year to year, driven by defense procurement policy and government budget constraints. Coming out of the pandemic, the defense aerospace market has been impacted by COVID overproduction and build rates. Uncertainty may arise if the government reprioritizes funding as a result of, among other factors, potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement strategy, military strategy and planning, and broader changes in social, economic or political demands or priorities. Certain programs in which the Company participates have seen favorable trends, which are expected to continue.

•SIFCO supplies new and spare components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus. As the pandemic has continued, the decrease in passenger air travel demand has impacted and continues to impact our customers' orders for new aircraft. Current estimates regarding the return of passenger air traffic to pre-COVID-19 levels is another two to four years as recovery has been extremely uneven. Increases in domestic leisure travel has led to some recovery and domestic business travel is expected to pick-up later into 2023, while international travel continues to lag as individual countries and regions have experienced varied recovery from, and resurgences in, the spread of COVID-19. Therefore, build rates, particularly the Boeing 777-9 (formerly 777X), 787, 737 Max and the Airbus A350, declined and partially rebounded in 2022, but not as quickly as previously anticipated.

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

Competition
SIFCO competes with numerous companies, both in and tangential to the A&E industry, of which fifteen are known by SIFCO. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO; however, our competitors range from companies focused on the A&E markets to large diversified corporations that may also have business interests outside of the A&E markets to smaller companies that offer a limited portfolio of products in this market. SIFCO believes that it has an advantage and distinguishes itself in the primary markets it serves due to its: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) broad range of capabilities and offerings. As customers establish and utilize new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries. See further discussion of the risks relating to competition SIFCO faces in Item 1A. Risk Factors.

Government Contracts
Companies, such as SIFCO, that supply equipment and products to the U.S. military are subject to certain risks related to commercial relationships with the U.S. government and its agencies. Under the terms of these agreements, it is possible for demand and build rates to fluctuate or for the U.S. government to terminate existing contracts.

Customers
During fiscal 2022, SIFCO had one direct customer that accounted for 11% of consolidated net sales; and 23% of the Company's consolidated net sales were from two customers and their direct subcontractors, which individually accounted for 12% and 11% of net sales, respectively. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 12, Business Information, of the consolidated financial statements.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2022 increased to $81.9 million, compared with $77.2 million as of September 30, 2021. Orders for delivery scheduled in the upcoming fiscal year 2023 increased to $65.5 million compared with $59.3 million scheduled in fiscal 2022. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2022 compared with the previous year is primarily due to timing of annual awards and SIFCO's customers adjusting orders due to recovery within the commercial airline industry. The continuing uncertainty regarding the COVID-19 pandemic and its impact on the commercial airline industry is expected and may continue to impact sales order backlog growth in that market into fiscal 2024. Backlog information may not be indicative of future sales.

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

D.Human Capital Management
SIFCO employed approximately 378 full-time employees at the beginning of fiscal 2022, which decreased to approximately 348 employees at the end of fiscal 2022. In response to the impact of COVID-19 on the commercial aerospace industry (including declines in revenues of our customers), during fiscal 2022, the Company experienced one shutdown at its Orange facility, which primarily manufactures commercial aerospace product. While the Company has brought back the workforce subject to the shutdown, the Company has experienced a decrease in the number of employees.

The Company’s employees include full-time, part-time, and temporary employees. Approximately 67% of our employees were located within the U.S. and 33% of our employees were located in Italy. Approximately 65% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.

The Company is a party to collective bargaining agreements ("CBA") with certain employees within the Cleveland location. The Company ratified its CBA with one such bargaining unit in December 2019 and ratified its CBA with the second bargaining unit in December 2021. The Maniago location is party to the National Collective Agreement in Metalworking, which renewed in February 2021.

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

During fiscal 2022, we experienced increased turnover, along with a shortage of applicants to fill staffing requirements at our U.S. locations due to the current labor shortage affecting most businesses across the United States. While this has adversely affected our operating efficiency, quality and delivery continue to meet or exceed customer standards as reflected in our customer scorecards. The steps we have taken to attract and retain labor include attending hiring events, broadening our recruitment platforms, paying retention bonuses, offering enhanced wages and paying sign-on bonuses.

We continue to implement, maintain, and, to the extent needed, update or modify, procedures and protocols developed in response to the COVID-19 pandemic to minimize the risk to the health and safety of our employees continuing to operate our facilities and provide products to our customers on a timely basis. We have consistently been able to meet our customers' demands for our products, while at the same time making the necessary investments to ensure that we prioritize the health, safety and welfare of our employees

E.Non-U.S. Operations
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

In addition to the near term impact of the COVID-19 pandemic on the commercial aerospace industry, there is risk that the industry implements longer-term strategies involving reduced capacity, shifting route patterns, and mitigation strategies related to impacts from COVID-19 and the risk of future public health crises. Furthermore, airlines may experience reduced demand due to reluctance by the flying public to travel due to travel restrictions and/or social distancing requirements. As a result, there is significant uncertainty with respect to when commercial air traffic levels will fully recover, and whether and at what point capacity will return to and/or exceed pre-COVID-19 levels. The COVID-19 pandemic also has increased uncertainty with respect to global trade volumes, which could put negative pressure on cargo traffic levels. Any of these factors would have a significant impact on the demand within the commercial aerospace industry. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft could put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

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
As of September 30, 2022, our total backlog was $81.9 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

SIFCO business is dependent on a small number of direct and indirect customers.
A substantial portion of SIFCO's business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2022, one direct customer accounted for approximately 11% percent of our consolidated net sales and two direct customers and their direct subcontractors accounted for approximately 23% of the Company’s consolidated net sales. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

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

In connection with the COVID-19 pandemic, we provided for remote work for certain of our employees, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.

SIFCO relies on our suppliers to meet the quality and delivery expectations of our customers.
The ability to deliver SIFCO's products on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require SIFCO to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises (such as the COVID-19 or other pandemics) or other factors. We have and may continue to experience delays in the delivery of such products as a result of increased demands and pressures on the supply chain, customs, labor issues, geopolitical pressures, disruptions associated with the COVID-19 or other pandemics, changes in political, economic, and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company's ability to meet demands of customers and cause negative impacts to the Company's cost structure, profitability and its cash flow. It is unclear how our supply chain could be further impacted by COVID-19, including the spread of new variants, and there are many unknowns including how long we will be impacted, the severity of the impacts and the probability of a recurrence of COVID-19 or similar regional or global pandemics. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

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
SIFCO has operations in Maniago, Italy and operates internationally. A number of risks inherent in international operations could have a material adverse effect on our results of operations, including:

a.fluctuations in U.S. dollar value arising from transactions denominated in foreign currencies and the translation of certain foreign currency subsidiary balances;
b.difficulties in staffing and managing multi-national operations;
c.general economic and political uncertainties and potential for social unrest in countries in which we or our customers operate;
d.other deterioration of economic conditions, including the effect of inflation on our customers and suppliers;
e.limitations on our ability to enforce legal rights and remedies;
f.restrictions on the repatriation of funds;
g.changes in trade policies, laws, regulations, political leadership and environment, and/or security risks;

h.tariff regulations;
i.difficulties in obtaining export and import licenses and compliance with export/import controls and regulations;
j.the risk of government financed competition;
k.compliance with a variety of international laws as well as U.S. regulations, rules and practices affecting the activities of companies abroad; and
l.difficulties in managing and staffing international operations and the required infrastructure costs, including legal, tax, accounting, and information technology.

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

Because of the significance of the judgment and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may have a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance, as pass through pricing is not always permissible.

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

As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2022, management determined that SIFCO’s internal control over financial reporting and its disclosure controls and procedures were not effective. Management identified a material weakness related to lack of precise review controls associated with the valuation of inventory at the Orange location and long-lived asset impairment triggering event indicators in the fourth quarter at the Orange location. Until remediated, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As with any internal control deficiency, there can be no assurance that our remedial measures will be successful or otherwise sufficient to address the material weakness. If the Company is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Labor disruptions by our employees or personnel turnover and/or shortage could adversely affect our business.
As of September 30, 2022, we employed approximately 348 people. We face competition for management and employees from other companies and organizations. At various points since the start of the COVID-19 pandemic, we furloughed or terminated portions of our workforce as a result of the negative impact the pandemic and its effects had on the demand for our products and services. Although we took measures to maintain good relationships with our workforce, there can be no assurance that the act of furloughing or terminating our employees did not damage employee relations or our ability to attract and retain talent at all levels. As the demand for employees returns to pre-COVID-19 levels, if we continue to experience increased turnover and/or are unable to quickly hire employees and subsequently retain our workforce, or we experience a significant or prolonged work stoppage in such an environment, we may experience increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to secure new work and our results of operations and financial condition could be adversely affected. Additionally, two of our locations are parties to collective bargaining agreements. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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
Disruption and volatility in global financial markets may lead to increased rates of default and bankruptcy and may negatively impact consumer and business spending levels. Since 2020, the widespread public health crisis caused by the COVID-19 outbreak has adversely impacted the economies and financial markets as well as various industries worldwide, resulting in a downturn that has adversely impacted many businesses, including ours. The ongoing pandemic and other events could adversely affect our business, operating results or financial condition. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay SIFCO for its products and services may adversely affect its earnings and cash flows.

Further, we are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operation. The United States and other jurisdictions have recently experienced high levels of inflation. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases.

We cannot predict changes in worldwide or regional economic conditions and government policies, as such conditions are highly volatile and beyond our control. If these conditions deteriorate for extended periods, however, our business, results of operations and financial condition could be materially adversely affected.

Our indebtedness and restrictive covenants under our credit facilities could limit our operational and financial flexibility.
We have incurred indebtedness, and may incur additional debt in the future. Our ability to make interest and scheduled principal payments and operate within restrictive covenants could be adversely impacted by changes in the availability, terms and cost of capital, changes in interest rates or changes in our credit ratings or our outlook. These changes could increase our cost of business, limiting our ability to pursue acquisition opportunities, react to market conditions and meet operational and capital needs, thereby placing us at a competitive disadvantage.

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
The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers and the financial markets have undergone significant volatility in reaction to the COVID-19 pandemic and various economic factors.

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
Goodwill and other intangible assets are a component of our assets. At September 30, 2022, goodwill was $3.5 million and other intangible assets were $0.5 million of our total assets of $97.3 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

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

The pandemic has affected and is expected to continue to affect certain elements of our operations and business. As a result, we have been operating in industries which have been significantly impacted by the COVID-19 pandemic. As a result of the ongoing impacts of the pandemic, we have experienced, and may in the future experience, production site shutdowns, and workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at the facilities operated by our customers and suppliers. Further or a more prolonged suspension of operations or delayed recovery in our operations, and/or any similar suspension of operations or delayed recovery at one or more of our key suppliers, or the failure of any of our key suppliers, would result in further challenges to our business, leading to a further material adverse effect on our business, financial condition, results of operations, and cash flows.

We have experienced and expect to continue to experience unpredictable changes in demand from the markets we serve. The A&E industries have been negatively impacted by the COVID-19 pandemic and its effects as a result of various restrictions on air travel and concern regarding air travel during a pandemic. These factors have caused reductions in demand for commercial aircraft, which have adversely impacted our net sales and operating results and may continue to do so for an extended period of time. Further, an overall reduction in business activity as a result of the disruption has led to a continued softening of the energy market. If the pandemic continues and/or conditions worsen, we may experience additional adverse impacts on our operations, costs, customer orders, and collections of accounts receivable, which may be material. While we are unable to predict the magnitude of the impact of these factors at this time, the loss of, or significant reduction in, purchases by our large customers could have a material adverse effect on our business, financial condition, and results of operations.

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

The impact of the COVID-19 pandemic and its effects may also exacerbate other risks and uncertainties the Company faces or may face. The impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2022 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraph are approximations:
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

•Peter W. Knapper - President and Chief Executive Officer
•Thomas R. Kubera - Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	61	President and Chief Executive Officer since June 2016. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation from 2007 to 2016 and was the Director of Strategy and Site Development. TECT offers the aerospace, power-generation, transportation, marine, and medical industries a combination of capabilities unique among metal component manufacturers. Prior to this role, Mr. Knapper served as President of TECT Aerospace and Vice President of Operations of TECT Power. In addition, Mr. Knapper spent five years at Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, as the Director of Component Manufacturing and Assembly. Mr. Knapper brings his strategic and industry experience to his role in management and to the Board of the Company.

Thomas R. Kubera	63	Chief Financial Officer since August 8, 2018. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

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

Dividends and Shareholders
The Company did not declare a cash dividend during fiscal 2022 or fiscal 2021. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations, focusing on its long-term plan and mitigating the uncertainty of the continuing impact of the COVID-19 pandemic. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At November 30, 2022, there were approximately 355 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIFCO is engaged in the production of forgings and machined and sub-assembled components primarily for the A&E markets. The processes and services include forging, heat-treating, chemical processing and machining. The Company operates under one business segment.

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

Impact of COVID-19 & Other Factors
As previously noted, the lingering impact and residual effects of the COVID-19 pandemic, along with other factors such as ongoing geopolitical tensions, continue to impact the United States and other countries in which the Company operates, including strains on supply chains and inflationary impacts. During fiscal 2022, the ongoing impact of the COVID-19 pandemic continued to effect the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company has continued to see an impact related to the effects of COVID-19 on orders and deliveries in fiscal 2022. While the exact timing and pace of recovery in our markets continues to be indeterminable, there are indications that commercial air travel is steadily recovering. While the long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with the respect to when commercial air traffic will return to pre-COVID-19 levels. Given the fluidity of the situation, it is still unclear how lasting and deep the ongoing economic impacts of COVID-19 will last.

In response to the uncertain environment created by the COVID-19 pandemic and its effects, the Company has, at various points in fiscal 2022 and prior periods, taken measures to reduce costs by furloughing and laying off certain of its employees from one of its plant locations that has experienced reduced sales of commercial aerospace products. Such employees have since returned to work.

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

Fiscal Year 2022 Compared with Fiscal Year 2021

Net Sales
Net sales comparative information for fiscal 2022 and 2021, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Increase (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$39.5	$38.5	$1.0
Rotorcraft	15.6	27.2	(11.6)
Energy components for power generation units	17.4	20.4	(3.0)
Commercial product and other revenue	11.4	13.5	(2.1)
Total	$83.9	$99.6	$(15.7)

Net sales in fiscal 2022 decreased 15.8%, or $15.7 million to $83.9 million, compared with $99.6 million in fiscal 2021. Given the long lead times for certain of the Company's products, the Company has seen a greater impact related to the effects of COVID-19 on orders and deliveries in fiscal 2022 than in fiscal 2021. Fixed wing aircraft sales increased $1.0 million compared with the same period last year due to timing of customer orders, an increase in build rates in certain commercial programs and sales for military programs. Rotorcraft sales decreased $11.6 million in fiscal 2022 compared to the same period in fiscal 2021 primarily due to a timing change in requirements after advance ordering from customers in fiscal 2021 to help the overall supply chain through the effects of the COVID-19 pandemic. The energy components for power generation units decreased $3.0 million compared with the same period last year due to customer order reductions.

Commercial net sales were 47.4% of total net sales and military net sales were 52.6% of total net sales in fiscal 2022, compared with 36.7% and 63.3%, respectively, in the comparable period in fiscal 2021. Commercial net sales (which includes energy components) increased $3.2 million to $39.8 million in fiscal 2022, compared to $36.6 million in fiscal 2021 primarily due to the increase in build rates in the commercial aerospace industry. Military net sales decreased $18.9 million to $44.1 million in fiscal 2022, compared to $63.0 million in fiscal 2021 primarily due to timing of orders related to certain military programs as a result of advance ordering in fiscal 2021 and lower munition program volumes, such as H60 and Hellfire missile due to timing.

Cost of Goods Sold
Cost of goods sold ("COGS") decreased by $2.6 million, or 3.0%, to $85.8 million, or 102.2% of net sales, during fiscal 2022, compared with $88.4 million or 88.7% of net sales in the comparable period of fiscal 2021. The decrease was primarily due to lower volume from the military and munitions programs, increased raw material pricing and outside processing costs, inventory write down to net realizable value ("NRV") of $1.5 million and idle expense of $3.1 million partially offset by cost controlling measures including lower payroll costs of $1.8 million. Net sales decreased at a greater rate than COGS, leading COGS as a percent of net sales to be greater in fiscal 2022 than in fiscal 2021. This was primarily a result of the Company recording idle expense of $3.1 million, an inventory write down to NRV of $1.5 million, and experiencing increased outside processing and raw material costs. Prior year results included $2.1 million of idle expense and $0.3 million of inventory write down to NRV.

Gross Profit (Loss)
Gross profit (loss) decreased by $13.1 million, or 116.6%, to a loss of $1.9 million during fiscal 2022, compared with $11.2 million profit in fiscal 2021. Gross margin percent of sales was (2.2%) during fiscal 2022, compared with 11.3% in fiscal 2021, primarily due to lower volume, inventory write down to NRV of $1.5 million and incremental idle costs of $1.0 million, higher raw material prices, and outside processing costs in fiscal 2022 compared with the prior year, partially offset by lower payroll.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $11.9 million, or 14.2% of net sales, during fiscal 2022, compared with $13.5 million, or 13.5% of net sales, in fiscal 2021. The decrease in selling, general and administrative expenses is due to the continued cost reduction efforts by management, including lower wages, commissions and travel expenses, partially offset by higher legal and professional costs.

Amortization of Intangibles
Amortization of intangibles decreased $0.7 million to $0.3 million during fiscal 2022, compared with $1.0 million in the comparable period of fiscal 2021. Such decrease was primarily due to certain intangible assets that were fully amortized during fiscal 2022.

Other/General
The Company recorded an operating loss of $14.1 million during fiscal 2022, compared with an operating loss of $1.1 million in fiscal 2021.

Included in the current year results, the Company recognized a gain on extinguishment of debt related to the PPP loan, that was forgiven by the SBA, for $5.1 million. See Note 5, Debt for further discussion. Prior year results included a gain on insurance recoveries of $2.4 million a gain on debt extinguishment of $0.3 million due to partial loan forgiveness at the Company's Maniago location.

Interest expense was $0.6 million in fiscal 2022 and fiscal 2021. See Note 5, Debt, of the consolidated financial statements for further information.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2022 and 2021:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2022	2021	2022	2021
Revolving credit agreement	2.6%	1.5%	$ 10.4 million	$ 9.1 million
Foreign term debt	2.8%	3.5%	$ 6.2 million	$ 7.0 million
Other debt	0.7%	0.9%	$ 1.9 million	$ 5.7 million
The Company believes that inflation did not materially impact its results of operations in either fiscal 2022 or 2021. However, the Company does expect inflationary pressures to have some impact in fiscal 2023.

Income Taxes
The Company’s effective tax rate in fiscal 2022 was 0.4% compared with 62.2% in fiscal 2021. The decrease in the effective tax rate in fiscal 2022 is primarily attributable to tax benefits from adjusting deferred taxes recorded in Italy applied against a year-to-date loss in fiscal 2021 which was non-recurring in fiscal 2022 and changes in jurisdictional mix of income in fiscal 2022 compared with the same period in fiscal 2021. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)
Net loss was $9.6 million during fiscal 2022, compared with net loss of $0.7 million in fiscal 2021. The decrease in income in the current period was primarily due to lower volume, increased inventory write down to NRV, higher idle expense, raw material prices as a result of supply chain constraints, excess and obsolete costs, and outside processing expenses, partially offset by the gain on debt extinguishment of debt related to the PPP loan and lower payroll and selling, general and administrative expenses.

Non-GAAP Financial Measures
Presented below is certain financial information based on our EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings (losses) from operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income (loss) to EBITDA and Adjusted EBITDA.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2022	2021
Net loss	$(9,640)	$(743)
Adjustments:
Depreciation and amortization expense	6,348	7,662
Interest expense, net	646	638
Income tax benefit	(43)	(1,222)
EBITDA	(2,689)	6,335
Adjustments:
Foreign currency exchange loss, net (1)	15	23
Other (income) loss, net (2)	(149)	215
(Gain) loss on disposal of assets (3)	(7)	209
Gain on insurance recoveries (4)	—	(2,397)
Gain on debt extinguishment (5)	(5,106)	(287)
Equity compensation expense (6)	428	469
Pension settlement/curtailment benefit (7)	208	274
LIFO impact (8)	729	924
Adjusted EBITDA	$(6,571)	$5,765

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
(5)Represents the gain on extinguishment of debt and interest for the amount forgiven by the SBA as it relates to the PPP loan in fiscal 2022 and term debt forgiveness as is relates to foreign borrowings in fiscal 2021.
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

Cash and cash equivalents increased to $1.2 million at September 30, 2022 compared with $0.3 million at September 30, 2021. At September 30, 2022 and 2021, cash included financing proceeds for capital investment and a nominal amount, respectively, of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

Operating Activities
The Company’s operating activities provided $0.3 million of cash in fiscal 2022, compared with $3.9 million in fiscal 2021.  The cash provided by operating activities in fiscal 2022 was primarily due to non-cash items, such as depreciation and amortization of $6.3 million, inventory write down to NRV $1.5 million, LIFO effect of $0.7 million, equity based compensation of $0.3 million and source of working capital of $6.0 million, partially offset by the forgiveness of the PPP loan of $5.1 million and net loss of $9.6 million. The source of cash from working capital of $6.0 million was primarily due to reductions in receivables due to lower sales and improved collections as well as decreases in inventories, partially offset by payments to suppliers.

The Company’s operating activities provided $3.9 million of cash in fiscal 2021.  The cash provided by operating activities in fiscal 2021 was primarily due to non-cash items, such as depreciation and amortization of $7.7 million, LIFO effect of $0.9 million, inventory write down to NRV $0.3 million, equity based compensation, and source of working capital of $1.4 million, partially offset by a net gain on insurance recovery combined with loss on disposal of assets of $2.2 million and deferred income taxes of $1.3 million and net loss of $0.7 million. The source of cash from working capital of $1.4 million was primarily due to reductions in receivables due to lower sales and improved collections as well as decreases in inventories, partially offset by payments to suppliers and disbursements related to the fire recovery.

Investing Activities
Cash used for investing activities was $3.2 million in fiscal 2022, compared with $0.9 million in fiscal 2021. Fiscal 2022 expenditures were used primarily for manufacturing enhancement and maintenance capital. Fiscal 2021 included $4.1 million in proceeds received from insurance recovery on the damaged property related to the fire at the Orange location. Expenditures in fiscal 2021were used primarily for the restoration of the Orange location as a result of the fire, which were completed as of September 30, 2021. Capital commitments at September 30, 2022 were $1.6 million. The Company anticipates the total fiscal 2023 capital expenditures will be within the range of $3.5 million to $5.5 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.

Financing Activities
Cash provided by financing activities was $3.7 million in fiscal 2022 compared to cash used by financing activities of $3.1 million in fiscal 2021.

As discussed in Note 5, Debt, the Company amended the Credit Agreement and the Export Agreement on March 23, 2022. The combined maximum borrowings remain unchanged at $35.0 million. The Sixth Amendment (the "Sixth Amendment") to the Credit Agreement (as amended, the "Credit Agreement") consists of a senior secured revolving credit facility with a maximum borrowing of $28.0 million, previously $30.0 million. The revolving commitment through the Second Amendment (the "Second Amendment") of the Export Credit Agreement, which lends amounts to the Company on foreign receivables increased its revolving commitment from $5.0 million to $7.0 million. The Sixth Amendment, among other things, (i) revises the fixed coverage ratio to exclude the first $1,500 of unfunded capital expenditures through April 20, 2023, (ii) increases the letter of credit sub-limit from $2,000 to $3,000, (iii) modifies the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") and (iv) revises the property, plant and equipment component of the borrowing base under the Credit Agreement.

As discussed in Note 5, Debt, the Company's Maniago, Italy location obtained borrowings from two separate lenders during fiscal 2022. The first loan was for $1.2 million with repayment terms of six years. A second loan with a five year term was obtained in the amount of $1.0 million. The proceeds of the first loan is to be used for working capital purposes, the proceeds of the second loan are earmarked for capital investment. The Company repaid $1.2 million of its Company's foreign term loans in 2022.

In addition to the two loans entered into in fiscal 2022, in the prior year, the Company received cash proceeds of $1.0 million from two new loans related to the Maniago location. A total of $0.4 million in cash was used to repay the Company's foreign term loans.

The Company had net borrowings under its revolving credit facility of $2.2 million in fiscal 2022 and net repayments of $3.9 million in fiscal 2021. Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or SOFR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on SOFR plus a 2.25% spread, which was 4.86% at September 30, 2022 and the Export Credit Agreement, as discussed in Note 5, Debt, of the consolidated financial statements, has a rate based on SOFR plus a 1.75% spread, which was 4.36% at September 30, 2022. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables as a result of the impact of the COVID-19 pandemic could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.

Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt, of the consolidated financial statements. The availability at September 30, 2022 was $9.4 million. If the availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the 10.0% of the Revolving Commitment as of September 30, 2022, the FCCR calculation was not required.

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

Inventories
Approximately 42% of the Company's inventory is valued using the last-in, first-out (“LIFO”) method with the remaining valued using the first-in, first-out ("FIFO") method stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion.

The Company evaluates obsolete and excess inventory on a quarterly basis. The Company maintains a formal policy, which requires at a minimum, that amounts are written down based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence may arise due to a technological or market change or based on cancellation of an order.

Management’s judgment is necessary in determining the net realizable value of these products to arrive at the proper write down for obsolete and excess inventory.

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

Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets when events and circumstances warrant such a review. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. The Company would assess the fair value of the asset group and compare it to its carrying value. Under the Accounting Standard Codification ("ASC") 360 ("Topic 360"), if the carrying value of a long-lived asset or asset group is greater than the estimated undiscounted future cash flows, then the long-lived asset or asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset or asset group exceeds its fair value.

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

2022 Long-Lived Asset Recoverability Tests
In the third and fourth quarters, certain qualitative factors, including operating results, at the Orange, California ("Orange") location, triggered recoverability tests. The results of both indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

2021 Long-Lived Asset Recoverability Tests
In the fourth quarter, certain qualitative factors, including operating results, at the Orange location, triggered a recoverability test. The results indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

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

2022 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2022. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of September 30, 2022. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets, of the consolidated financial statements for further details.

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
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-rate of return on assets for the Company's pension plans as of September 30, 2022.

	Impact on Fiscal 2022 Benefits Expense	Impact on September 30, 2022 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$22	$553
25 basis point increase in discount rate	$(22)	$(553)
100 basis point decrease in expected long-term rate of return on assets	$211	$—
100 basis point increase in expected long-term rate of return on assets	$(211)	$—

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

The discount rate for each plan is determined, as of the fiscal year end measurement date, using prevailing market spot-rates (from an appropriate yield curve) with maturities corresponding to the expected timing/date of the future defined benefit payment amounts for each of the respective plans. Such corresponding spot-rates are used to discount future years’ projected defined benefit payment amounts back to the fiscal year end measurement date as a present value. A composite discount rate is then developed for each plan by determining the single rate of discount that will produce the same present value as that obtained by applying the annual spot-rates. The discount rate may be further revised if the market environment indicates that the above methodology generates a discount rate that does not accurately reflect the prevailing interest rates as of the fiscal year end measurement date. The Company computes a weighted-average discount rate taking into account anticipated plan payments and the associated interest rates from the USI Consulting Group Pension Discount Curve.

As of September 30, 2022 and 2021, SIFCO used the following assumptions:

	Years Ended September 30,
	2022	2021
Discount rate for expenses	2.9%	3.1%
Expected return on assets	6.4%	7.0%

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
As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal 2022. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2022.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2022 and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of long-lived assets at Orange, California
As described further in Note 1 to the financial statements, the Company reviews the carrying value of its long-lived assets when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows. If the carrying value of a long-lived asset or asset group is greater than the estimated undiscounted future cash flows, the long-lived asset or asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value exceeds its fair value. We identified the recoverability of long-lived assets at Orange, California as a critical audit matter.

The principal considerations for our determination that the recoverability of long-lived assets at Orange, California is a critical audit matter are the high degree of auditor judgement necessary in evaluating certain inputs and assumptions made by management in the undiscounted cash flow analysis. Those assumptions include forecasted revenue and EBITDA and estimated sale price of the asset group at the end of the useful life, which contribute significantly to the undiscounted cash flows of the asset group.

Our audit procedures related to the analysis included the following, among others.
•We obtained an understanding of and evaluated the design of controls relating to management’s recoverability of long-lived assets analysis, including controls over the determination of the undiscounted cash flows of the asset group and review controls over the reasonableness of key inputs and assumptions.
•We assessed the reasonableness of the methodologies and significant inputs used to estimate the future cash flows of the asset group, including the revenue and EBITDA growth rates.
•We assessed the reasonableness of the estimated sale value of the asset group at the end of the useful life.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2002.

Cleveland, Ohio
December 22, 2022

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2022	2021
Net sales	$83,902	$99,591
Cost of goods sold	85,757	88,386
Gross (loss) profit	(1,855)	11,205
Selling, general and administrative expenses	11,909	13,484
Amortization of intangible assets	313	1,011
(Gain) loss on disposal or impairment of operating assets	(7)	209
Gain on insurance recoveries	—	(2,397)
Operating (loss)	(14,070)	(1,102)
Interest expense, net	645	638
Gain on debt extinguishment	(5,106)	(287)
Foreign currency exchange loss, net	15	23
Other expense, net	59	489
(Loss) before income tax benefit	(9,683)	(1,965)
Income tax benefit	(43)	(1,222)
Net (loss)	$(9,640)	$(743)

Net (loss) per share:
Basic	$(1.65)	$(0.13)
Diluted	$(1.65)	$(0.13)

Weighted-average number of common shares (basic)	5,830	5,759
Weighted-average number of common shares (diluted)	5,830	5,759
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended September 30,
	2022	2021
Net (loss)	$(9,640)	$(743)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax $0 and $0, respectively	(837)	(102)
Retirement plan liability adjustment, net of tax $0 and $0, respectively	1,211	4,491
Interest rate swap agreement adjustment, net of tax $0 and $0, respectively	12	—
Comprehensive (loss) income	$(9,254)	$3,646

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,174	$346
Receivables, net of allowance for doubtful accounts of $111 and $167, respectively	16,515	19,914
Contract asset	10,172	12,874
Inventories, net	8,969	12,546
Refundable income taxes	97	101
Prepaid expenses and other current assets	1,851	1,792
Total current assets	38,778	47,573
Property, plant and equipment, net	39,272	42,708
Operating lease right-of-use assets, net	15,167	15,943
Intangible assets, net	477	874
Goodwill	3,493	3,493
Other assets	79	77
Total assets	$97,266	$110,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,379	$9,566
Revolver	11,163	8,930
Short-term operating lease liabilities	792	788
Accounts payable	10,387	9,811
Accrued liabilities	5,868	6,871
Total current liabilities	32,589	35,966
Long-term debt, net of current maturities	3,508	2,669
Long-term operating lease liabilities, net of short-term	14,786	15,439
Deferred income taxes	137	158
Pension liability	4,812	6,073
Other long-term liabilities	744	741
Shareholders’ equity:
Serial preferred shares, no par value, authorized 0 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,040 at September 30, 2022 and 5,987 at September 30, 2021	6,040	5,987
Additional paid-in capital	11,387	11,118
Retained earnings	31,956	41,596
Accumulated other comprehensive loss	(8,693)	(9,079)
Total shareholders’ equity	40,690	49,622
Total liabilities and shareholders’ equity	$97,266	$110,668
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss)	$(9,640)	$(743)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	6,348	7,662
Amortization of debt issuance costs	40	72
(Gain) loss on disposal of operating assets or impairment of operating assets	(7)	209
Gain on insurance proceeds received for damaged property	—	(2,397)
Gain on extinguishment of debt	(5,106)	(287)
Inventory valuation accounts	1,639	92
LIFO effect	729	924
Share transactions under employee stock plan	322	453
Deferred income taxes	(48)	(1,288)
Other long-term liabilities	19	375
Changes in operating assets and liabilities:
Receivables	2,633	3,244
Contract assets	2,702	(877)
Inventories	443	1,952
Refundable income taxes	4	2
Prepaid expenses and other current assets	(138)	157
Other assets	(4)	61
Accounts payable	808	(4,443)
Accrued liabilities	(419)	(1,279)
Accrued income tax and other	(27)	3
Net cash provided by operating activities	298	3,892

Cash flows from investing activities:
Insurance proceeds received for damaged property	—	4,101
Proceeds from disposal of property, plant and equipment	7	—
Capital expenditures	(3,199)	(4,979)
Net cash used for investing activities	(3,192)	(878)

Cash flows from financing activities:
Proceeds from term note	261	1,020
Proceeds from long term debt	2,245	—
Repayments of long-term debt	(1,243)	(405)
Proceeds from revolving credit agreement	79,802	89,264
Repayments of revolving credit agreement	(77,569)	(93,204)
Proceeds from short-term debt borrowings	4,132	3,613
Repayments of short-term debt borrowings	(3,894)	(3,354)
Payments for debt issuance costs	—	(45)
Net cash provided by (used for) financing activities	3,734	(3,111)

Increase (decrease) in cash and cash equivalents	840	(97)
Cash and cash equivalents at beginning of year	346	427
Effects of exchange rate changes on cash and cash equivalents	(12)	16
Cash and cash equivalents at end of year	$1,174	$346

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information
(Amounts in thousands)

	Years Ended September 30,
	2022	2021
Cash paid during the year:
Cash paid for interest	$(585)	$(397)
Cash paid for income tax, net	$(19)	$(62)

Non-cash investing and financing activities:
Additions to property, plant & equipment - incurred but not yet paid	$372	$257
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2020	$5,916	$10,736	$42,339	$(13,468)	$45,523

Comprehensive income (loss)	—	—	(743)	4,389	3,646
Performance and restricted share expense	—	469	—	—	469
Share transactions under employee stock plans	71	(87)	—	—	(16)
Balance - September 30, 2021	5,987	11,118	41,596	(9,079)	49,622

Comprehensive income (loss)	—	—	(9,640)	386	(9,254)
Performance and restricted share expense	—	428	—	—	428
Share transactions under employee stock plans	53	(159)	—	—	(106)
Balance - September 30, 2022	$6,040	$11,387	$31,956	$(8,693)	$40,690
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

During fiscal 2022, the effects of COVID-19 continued to have an impact on the Company’s results of operations. The Company has been impacted by delays in receiving orders and obtaining materials required to produce certain products. As sales volumes have fluctuated, the Company has taken measures to reduce costs by furloughing certain of its employees from time to time at one of its plant locations. Additionally, our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine has impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and find ways to mitigate the impact on its operations.

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

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2022 and 2021.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $111 and $167 at September 30, 2022 and 2021, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. In fiscal 2022 $53 of accounts receivable were written off against the allowance for doubtful accounts, while in fiscal 2021 $9 of accounts receivable were recovered against the allowance for doubtful accounts. Bad debt benefit totaled $3 and $91 in fiscal 2022 and fiscal 2021, respectively.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2022, 11% of the Company’s consolidated net sales were from one of its largest customers; and 23% of the Company's consolidated net sales were from the two largest customers and their direct subcontractors, which individually accounted for 12% and 11%, of consolidated net sales, respectively. In fiscal 2021, 20% of the Company’s consolidated net sales were from two of its largest customers; and 38% of the Company's consolidated net sales were from three of the largest customers and their direct subcontractors which individually accounted for 17%, 11%, and 10%, of consolidated

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

net sales, respectively. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2022 and 2021.

At September 30, 2022, three of the Company’s largest customers had outstanding net accounts receivable balances that were 15%, 11% and 10%, respectively of the total net accounts receivable; and four of the largest customers and their direct subcontractors collectively had outstanding net accounts receivable which accounted for 15%, 11%, 11% and 10%, respectively of total net accounts receivable. At September 30, 2021, none of the Company’s largest customers had outstanding net accounts receivable which individually accounted for 10% or more of total net accounts receivable; and one of the largest customers and their direct subcontractors had outstanding net accounts receivable which accounted for 17%, of total net accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2022.

E. INVENTORY VALUATION
For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 42% and 39% of the Company’s inventories at September 30, 2022 and 2021, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion. In order to accurately reflect inventory, the Company wrote down inventory to realizable value of $1,538 and $325 for years ended September 30, 2022 and 2021, respectively.

The Company writes down inventory for obsolete and excess inventory each quarter and requires at a minimum that the write down be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence and excess write down requirements may arise due to technological or market changes or based on cancellation of an order. The Company did not have a significant write down for obsolete and excess inventory for the years ended September 30, 2022 and 2021.

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

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2022	2021
Property, plant and equipment:
Land	$913	$994
Buildings	16,553	16,931
Machinery and equipment	93,510	92,871
Total property, plant and equipment	110,976	110,796
Less: Accumulated depreciation	71,704	68,088
Property, plant and equipment, net	$39,272	$42,708

Depreciation expense was $6,035 and $6,651 in fiscal 2022 and 2021, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

G. ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets ("asset groups"), when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. Under the Accounting Standard Codification ("ASC") 360 ("Topic 360"), if the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Fiscal 2022
The Company continuously monitors triggers to determine if further testing is necessary. In the third and fourth quarters, further assessment was necessary as certain qualitative factors, such as, operating results, historical and forecasted market conditions and projected undiscounted future cash flows triggered a recoverability test on its Orange, California ("Orange") location. The results indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

Fiscal 2021
The Company continuously monitors triggers to determine if further testing is necessary. In the fourth quarter, further assessment was necessary as certain qualitative factors, such as, operating results, historical and forecasted market conditions and projected undiscounted future cash flows triggered a recoverability test on its Orange location. The results indicated that the long-lived assets, right-of-use assets and definite lived intangible assets were recoverable and did not require further review for impairment.

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles Assets, of the consolidated financial statements for further discussion of the July 31, 2022 and 2021 annual impairment test results. The Company monitors for triggering events outside of the annual impairment assessment date and no potential triggers were identified through September 30, 2022.

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

I. NET (LOSS) PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss in the reporting period, zero restricted shares and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In the prior period, net loss per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury method. The dilutive effect is as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	September 30,
	2022	2021
Net (loss)	$(9,640)	$(743)

Weighted-average common shares outstanding (basic and diluted)	5,830	5,759

Net (loss) income per share – basic and diluted:	$(1.65)	$(0.13)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	270	412

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

Contract Balances
Contract assets on the consolidated balance sheets are recognized when a good is transferred to the customer and the Company does not have the contractual right to bill for the related performance obligations. In these instances, revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payments from customers are received based on the terms established in the contract with the customer.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

O. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2022 and 2021.

P. DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

Q. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2022	2021
Foreign currency translation adjustment, net of income tax benefit of $0 and $0, respectively	$(6,196)	$(5,359)
Net retirement plan liability adjustment, net of income tax benefit of $(3,758) and $(3,758), respectively	(2,509)	(3,720)
Interest rate swap agreement, net of income tax benefit of $0 and $0, respectively	12	—
Total accumulated other comprehensive loss	$(8,693)	$(9,079)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2020	$(5,257)	$(8,211)	$—	$(13,468)
Other comprehensive income (loss) before reclassifications	(102)	3,371	—	3,269
Amounts reclassified from accumulated other comprehensive loss	—	1,120	—	1,120
Net current-period other comprehensive income (loss)	(102)	4,491	—	4,389

Balance at September 30, 2021	(5,359)	(3,720)	—	(9,079)
Other comprehensive income (loss) before reclassifications	(837)	527	12	(298)
Amounts reclassified from accumulated other comprehensive loss	—	684		684
Net current-period other comprehensive income (loss)	(837)	1,211	12	386
Balance at September 30, 2022	$(6,196)	$(2,509)	$12	$(8,693)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2022 and 2021:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2022	2021	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Net actuarial gain	1,003	4,217	(1)
Settlements/curtailments	208	274	(1)
	1,211	4,491	Total before taxes
	—	—	Income tax expense
	$1,211	$4,491	Net of taxes

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

T. SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based expense includes expense related to restricted shares and performance shares issued under the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"). The Company recognizes share-based expense within selling, general, and administrative expense and adjusts for any forfeitures as they occur.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

raised. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

V. RECLASSIFICATIONS
Certain amounts in prior years have been reclassified to conform to the 2022 consolidated statement presentation. In fiscal 2022, the Company revised its classification within the Consolidated Statement of Cash Flows by moving a prior year amount of $325 of inventories from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash provided by operating activities as this item is non-cash and is not a part of operating assets and liabilities.

2. Inventories
Inventories at September 30 consist of:

	2022	2021
Raw materials and supplies	$2,968	$4,111
Work-in-process	3,356	3,560
Finished goods	2,645	4,875
Total inventories	$8,969	$12,546

If the FIFO method had been used for the entire Company, inventories would have been $9,939 and $9,210 higher than reported at September 30, 2022 and 2021, respectively. LIFO expense was $729 in fiscal 2022 and $924 in fiscal 2021.

In fiscal 2022, results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of approximately $180 during fiscal 2022. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs. There was $156 of LIFO liquidation in fiscal 2021.

For the portion of the Company's inventory not valued at LIFO, inventory is valued at FIFO and stated at the lower of cost or net realizable value. The Company wrote down inventory to net realizable value by $1,538 and $325 for the years ended September 30, 2022 and 2021, respectively.

The Company did not have a significant write down for obsolete and excess inventory for the years ended September 30, 2022 and 2021.

The allocation of production costs to inventory are based on a normal range of capacity in production. The amount of cost allocated to each unit of production is not increased as a consequence of low production or idle capacity. As a result, the Company recorded idle cost of $3,087 and $2,126 for years ended September 30, 2022 and 2021, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2022	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$1,876	$1,868	$—	$—	$8
Technology asset	5 years	1,869	1,869	—	—	—
Customer relationships	10 years	13,589	13,036	—	(84)	469
Total intangible assets		$17,334	$16,773	$—	$(84)	$477

September 30, 2021
Intangible assets:
Trade name	8 years	$1,876	$1,850	$—	$—	$26
Technology asset	5 years	1,869	1,869	—	—	—
Customer relationships	10 years	13,589	12,736	—	(5)	848
Total intangible assets		$17,334	$16,455	$—	$(5)	$874

The amortization expense on identifiable intangible assets for fiscal 2022 and 2021 was $313 and $1,011, respectively.
Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2023	$222
Fiscal year 2024	149
Fiscal year 2025	106
Fiscal year 2026	—
Fiscal year 2027	—

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
2022 and 2021 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2022 and 2021, respectively, for the Cleveland, Ohio ("Cleveland") reporting unit. Results determined that the fair value of the reporting unit exceeded the carrying value at each assessment date. As a result, no impairment was required as of September 30, 2022 and 2021, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Goodwill is expected to be deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2020	$3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2021	3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2022	$3,493

4.     Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2022	2021
Accrued employee compensation and benefits	$2,705	$4,075
Accrued workers’ compensation	912	888
Contract liabilities	807	236
Other accrued liabilities	1,444	1,672
Total accrued liabilities	$5,868	$6,871

5.    Debt
Debt at September 30 consists of:

	2022	2021
Revolving credit agreement	$11,163	$8,930
Foreign subsidiary borrowings	7,101	6,632
Finance lease obligations	192	22
Other, net of unamortized debt issuance cost ($20) and $(32)	594	5,581
Total debt	19,050	21,165

Less – current maturities	(15,542)	(18,496)
Total long-term debt	$3,508	$2,669

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Credit Agreement and the Export Credit Agreement were amended on March 23, 2022, when the Company entered into the Sixth Amendment to the Credit Agreement and the Second Amendment to the Export Agreement with its Lender. The Sixth Amendment, among other things, (i) revised the fixed coverage ratio to exclude the first $1,500 of unfunded capital expenditures through April 20, 2023, (ii) increased the letter of credit sub-limit from $2,000 to $3,000, (iii) modified the reference rate from the London interbank offered rate ("LIBOR") to SOFR and (iv) revised the property, plant and equipment component of the borrowing base under the Credit Agreement. The Second Amendment amends the Export Credit Agreement to replace the reference rate from LIBOR to SOFR.

The Credit Agreement contains affirmative and negative covenants and events of defaults. Prior to the Fifth Amendment, the Credit Agreement required the Company to maintain a fixed charge coverage ratio ("FCCR") of 1.1:1.0 any time the availability is equal to or less than 12.5% of the revolving commitment. However, the Fifth Amendment provides that the Company will not permit the fixed charge coverage ratio to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless (i) a default has occurred and is continuing, (ii) when the combined availability was less than or equal to the greater of (x) 10% of the lesser of the combined commitments or (y) 10% of the combined borrowing base, and $2,000, for three or more business days in any consecutive 30 day period. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. The total collateral at September 30, 2022 and September 30, 2021 was $22,711 and $25,370, respectively and the revolving commitment was $35,000 for both periods. Total availability at September 30, 2022 and September 30, 2021 was $9,403 and $14,570, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than the 10.0% of the revolving commitment as of September 30, 2022 and 10.0% of the revolving commitment at September 30, 2021, the FCCR calculation was not required. The Company's letters of credit balance was $1,970 and $1,800 as of September 30, 2022 and 2021, respectively.

Borrowings will bear interest at the Lender's established domestic rate or SOFR, plus the applicable margin as set forth in the Sixth Amendment. The revolver has a rate based on SOFR plus 2.25% spread, which was 4.86% at September 30, 2022 and a rate based on LIBOR plus 1.75% spread, which was 1.84% at September 30, 2021. The Export Credit Agreement has a rate based on SOFR plus 1.75% spread, which was 4.36% at September 30, 2022 and a rate based on LIBOR plus 1.25% spread, which was 1.3% at September 30, 2021, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Foreign subsidiary borrowings

Foreign debt at September 30 consists of:

	2022	2021
Term loan	$3,818	$3,127
Short-term borrowings	2,289	1,867
Factor	994	1,638
Total debt	$7,101	$6,632

Less – current maturities	(4,078)	(4,551)
Total long-term debt	$3,023	$2,081

Receivables pledged as collateral	$792	$485

Interest rates are based on Euribor rates plus spread which range from 1.5% to 5.1%. In September 2020, Maniago entered into a long-term term debt agreement in the amount of $1,465, which was used to repay existing debt and for working capital purposes. The long-term loan repayment schedule is over a 72 month period and has a rate based on Euribor plus 3.20% spread, which was 2.7% at September 30, 2020. To assist with the preservation of liquidity and uncertainty of COVID-19, subsequent to September 30, 2020, Maniago finalized with certain lenders a deferment of payments ranging between 6 to 12 months which has been reflected within the future minimum payment schedule.

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

The Maniago location obtained borrowings from two separate lenders in fiscal 2022. The first loan agreement was entered into in October 2021, in the amount of $1,200 with a repayment term of six years. The second loan agreement was entered into in September 2022, in the amount of $1,100 with a repayment term of five years. The proceeds from the first loan were used for working capital and the proceeds from the second loan for capital investment.

The Maniago location obtained borrowings from two separate lenders in fiscal 2021. The first loan was for $717 with repayment terms of approximately seven years, of which $287 was forgiven in the same period and was recorded in other income within the consolidated statements of operations and treated as a gain on debt extinguishment. A second loan with a repayment term of five years was obtained in the amount of $303. The proceeds of these loans were used for working capital purposes.
Payments on debt under foreign debt and other debt (excluding finance lease obligations, see Note 10, Leases, of the consolidated financial statements) over the next 5 years are as follows:

Minimum debt payments

2023	$4,299
2024	1,215
2025	889
2026	818
2027	450
Thereafter	44
Total Minimum long-term debt payments	$7,715

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated balance sheets as a deferred charge in other current assets, net of amortization of $46 and $17 at September 30, 2022 and 2021, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had an aggregate principal amount of $5,025. The loan proceeds were used for payroll payments and the SBA granted full forgiveness on January 25, 2022. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven. As of September 30, 2022 and 2021 the PPP loan balance was $0 and $4,764, respectively.

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

The following table represents a breakout of total revenue by customer type:

	Years Ended September 30,
	2022	2021
Commercial revenue	$39,786	$36,587
Military revenue	44,116	63,004
Total	$83,902	$99,591

The following table represents revenue by the various components:

	Years Ended September 30,
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$39,474	$38,474
Rotorcraft	15,602	27,214
Energy components for power generation units	17,396	20,390
Commercial product and other revenue	11,430	13,513
Total	$83,902	$99,591
The following table represents revenue by geographic region based on the Company's selling operation locations:

	Years Ended September 30,
Net Sales	2022	2021
North America	$68,333	$81,719
Europe	15,569	17,872
Total	$83,902	$99,591

In addition to the disaggregating revenue information provided above, approximately 56% and 65% of total net sales as of September 30, 2022 and 2021, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as a point in time.

Contract Balances
Generally, payment is due shortly after the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized over time, a contract asset is established for revenue that is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the satisfaction of the performance obligation occurs over time, the contract liability is reversed over the course of production. If the satisfaction of the performance obligation is point in time, the contract liability reverses upon shipment.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following table contains a roll forward of contract assets and contract liabilities for the period ended September 30, 2022 and 2021:

Contract assets - Ending balance, September 30, 2020	$11,997
Additional revenue recognized over-time	64,384
Less amounts billed to the customers	(63,507)
Contract assets - Ending balance, September 30, 2021	$12,874
Additional revenue recognized over-time	46,747
Less amounts billed to the customers	(49,449)
Contract assets - Ending balance, September 30, 2022	$10,172

Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2020	$(636)
Payments received in advance of performance obligations	(829)
Performance obligations satisfied	1,229
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2021	$(236)
Payments received in advance of performance obligations	(1,691)
Performance obligations satisfied	1,120
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2022	$(807)

There were no impairment losses recorded on contract assets during the year ended September 30, 2022 and 2021, respectively.

Remaining performance obligations
As of September 30, 2022 and 2021, the Company has $81,852 and $77,198, respectively, of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

7.     Income Taxes
The components of loss before income tax benefit are as follows:

	Years Ended September 30,
	2022	2021
U.S.	$(6,985)	$(1,523)
Non-U.S.	(2,698)	(442)
Loss before income tax benefit	$(9,683)	$(1,965)

Income tax benefit consist of the following:

	Years Ended September 30,
	2022	2021
Current income tax provision (benefit):
U.S. federal	$—	$(1)
U.S. state and local	14	8
Non-U.S.	(9)	59
Total current tax provision	5	66
Deferred income tax provision (benefit):
U.S. federal	10	10
U.S. state and local	3	(2)
Non-U.S.	(61)	(1,296)
Total deferred tax benefit	(48)	(1,288)
Income tax benefit	$(43)	$(1,222)

The income tax benefit in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2022	2021
(Loss) before income tax benefit	$(9,683)	$(1,965)

Income tax (benefit) at U.S. federal statutory rates	$(2,033)	$(413)
Tax effect of:
Foreign rate differential	(46)	(193)
Permanent items	(1,032)	27
State and local income taxes	18	6
Federal tax credits	(157)	(145)
Valuation allowance	3,198	601
Prior year tax adjustments	—	(1,115)
Other	9	10
Income tax benefit	$(43)	$(1,222)

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which includes a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases after December 31, 2022, and several tax incentives to promote clean energy. The Company does not believe this legislation will have a material impact on the Company’s consolidated financial statements and will continue to assess the implications.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2022	2021
Deferred tax assets:
Net U.S. operating loss carryforwards	$6,166	$3,833
Net non-U.S. operating loss carryforwards	1,023	637
Employee benefits	1,514	1,761
Inventory reserves	1,045	897
Allowance for doubtful accounts	33	45
Intangibles	1,223	1,621
Foreign tax credits	1,724	1,724
Other tax credits	1,684	1,514
Other	1,171	1,216
Total deferred tax assets	$15,583	$13,248
Deferred tax liabilities:
Depreciation	(7,298)	(7,948)
Prepaid expenses	(286)	(359)
Other	(419)	(458)
Total deferred tax liabilities	$(8,003)	$(8,765)
Net deferred tax assets	7,580	4,483
Valuation allowance	(7,717)	(4,641)
Net deferred tax liabilities	$(137)	$(158)

At September 30, 2022, the Company has a non-U.S. tax loss carryforward of approximately $7,190 related to the Company’s non-operating and Italian subsidiaries. The Company's non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. Additionally, a valuation allowance has been recorded against the deferred tax asset related to the Italian tax loss carryforward as it is not more-likely-than-not that the deferred tax asset will be realizable. The non-operating and Italian tax loss carryforwards do not expire.

The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2023-2028, $1,506 of U.S. general business tax credits that are subject to expiration in 2035-2042, $466 of interest expense carryforward that do not expire, and $25,038 of U.S. Federal tax loss carryforwards with $9,107 subject to expiration in fiscal 2037 and $15,931 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, and U.S. Federal tax loss carryforwards.

In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2022-2024 and $23,994 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2023-2042. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.

The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2022 and 2021. If recognized, $22 of the fiscal 2022 uncertain tax positions would impact the effective tax rate. As of September 30, 2022, the Company had accrued interest of $16 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2022	2021
Balance at beginning of year	$22	$22
Decrease due to lapse of statute of limitations	—	—
Balance at end of year	$22	$22

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2019, state and local income tax examinations for fiscal years prior to 2016, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.

The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2022, the Company's non-U.S. subsidiaries had accumulated deficits of approximately $2,062. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes.

8.     Retirement Benefit Plans
Defined Benefit Plans
The Company and certain of its subsidiaries sponsor four defined benefit pension plans covering some of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003. Benefit accruals ceased in March 2003. A second defined benefit plan covered employees at a business location that closed in December 2013, at which time benefits accruals ceased. The third defined pension plan covers one of the Company's union groups at the Cleveland location. Benefits accruals under this plan ceased in March 2020, when the then-current union disclaimed all interest in the bargaining unit. Curtailment occurred; however, there was no impact to consolidated financial statements. A new union was certified and the collective bargaining agreement was finalized in December 2021, at which time it was agreed that the defined benefit plan would be frozen and retirement benefits are to be provided through a defined contribution plan. The Company sponsors a fourth defined benefit plan for certain employees at its Maniago location. The plan is a severance entitlement payable to the Italian employees who qualified prior to December 27, 2006. The plan is considered an unfunded defined benefit plan and its liability is measured as the actuarial present value of the vested benefits to which the employees would be entitled if they separated at the consolidated balance sheet date.

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consist of the following:

	Years Ended September 30,
	2022	2021
Service cost	$42	$131
Interest cost	714	699
Expected return on plan assets	(1,362)	(1,421)
Amortization of net loss	476	846
Settlement cost	208	274
Net pension expense for defined benefit plans	$78	$529

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2022	2021
Benefit obligations:
Benefit obligations at beginning of year	$29,330	$31,793
Service cost	42	131
Interest cost	714	699
Actuarial (gain)	(5,265)	(967)
Benefits paid	(1,970)	(2,349)
Currency translation	(56)	23
Benefit obligations at end of year	$22,795	$29,330
Plan assets:
Plan assets at beginning of year	$23,211	$21,609
Actual return on plan assets	(3,376)	3,825
Employer contributions	72	126
Benefits paid	(1,970)	(2,349)
Plan assets at end of year	$17,937	$23,211

As shown within the above table, there was a decrease in the benefit obligation of $6,535 to $22,795 at September 30, 2022 compared with $29,330 at September 30, 2021. The primary drivers that attributed to the change pertained to increase in the discount rate used partially offset by asset returns.

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2022	2021
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(4,858)	$(6,119)
Amounts recognized in accumulated other comprehensive loss:
Net loss	6,271	7,482
Net amount recognized in the consolidated balance sheets	$1,413	$1,363
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(4,812)	(6,073)
Accumulated other comprehensive loss – pretax	6,271	7,482
Net amount recognized in the consolidated balance sheets	$1,413	$1,363

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2022	2021
Discount rate for liabilities	5.2%	2.6%
Discount rate for expenses	2.9%	3.1%
Expected return on assets	6.4%	7.0%

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2022 and 2021:

September 30, 2022	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$393	$393	$—
Large blend	7,637	7,637	—
Large growth	302	302	—
Mid blend	167	167	—
Small blend	359	359	—
Non-U.S. equity securities:
Foreign large blend	1,276	1,276	—
Diversified emerging markets	63	63	—
U.S. debt securities:
Inflation protected bond	971	971	—
Intermediate term bond	6,332	4,503	1,829
High inflation bond	78	78	—
Stable value:
Short-term bonds	359	359	—
Total plan assets at fair value	$17,937	$16,108	$1,829

September 30, 2021	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$514	$514	$—
Large blend	10,227	10,227	—
Large growth	519	519	—
Mid blend	223	223	—
Small blend	697	697	—
Non-U.S. equity securities:
Foreign large blend	1,807	1,807	—
Diversified emerging markets	86	86	—
U.S. debt securities:
Inflation protected bond	1,087	1,087	—
Intermediate term bond	7,396	5,288	2,108
High inflation bond	189	189	—
Non-U.S. debt securities:
Emerging markets bonds	164	164	—
Stable value:
Short-term bonds	302	302	—
Total plan assets at fair value	$23,211	$21,103	$2,108

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2022 and 2021 were as follows:

	2022	2021
Balance at beginning of year	$2,108	$2,098
Actual return on plan assets	(279)	52
Purchases and sales of plan assets, net	—	(42)
Balance at end of year	$1,829	$2,108

Investment objectives relative to the assets of the Company’s defined benefit pension plans are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk; (ii) maintain an appropriate diversification across asset categories and among investment managers; and (iii) maintain a careful monitoring of the risk level within each asset category. Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset category in relation to the anticipated timing of future plan benefit payment obligations. The Company has a long-term objective for the allocation of plan assets. However, the Company realizes that actual allocations at any point in time will likely vary from this objective due principally to (i) the impact of market conditions on plan asset values and (ii) required cash contributions to and distribution from the plans. The “Asset Allocation Range” listed below anticipates these potential scenarios and provides flexibility for the plans' investments to vary around the objective without triggering a reallocation of the assets, as noted by the following:

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2022	2021
U.S. equities	49%	53%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	41%	37%	20% to 70%
Non-U.S. debt securities	—%	1%	0% to10%
Other securities	2%	1%	0% to 60%
Total	100%	100%

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

The Company anticipates making approximately $77 in contributions to its defined benefit pension plans during fiscal 2023. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2023. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2023	$2,355
2024	1,903
2025	1,968
2026	1,785
2027	1,732
2028-2032	8,032
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

Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2022 and 2021 was $528 and $571, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2022 and 2021.

The Company sponsors two defined contribution plans for the Cleveland bargaining units that either withdrew from the multi-employer plan (union) pension plan or bargained to freeze the company-sponsored pension plan. Impacted employees were enrolled into one of two newly formed defined contribution plans. The Company makes a non-elective contribution equal to $1.50 or $1.25 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company's non-elective contribution expense was $204 in fiscal 2022 and $112 in fiscal 2021.

The Company sponsors a defined contribution plan for certain of its Maniago union employees. The plan is a severance entitlement plan payable to Italian employees based on local government laws, which qualifies as a defined contribution plan.

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

With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is not recognizing compensation expense for three tranches of awards as it has concluded it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company's financial performance, which impacts the number of shares that it expects to vest upon the completion of a performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
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

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 473 shares that remain available for award at September 30, 2022. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $428 and $469 for fiscal 2022 and 2021, respectively. As of September 30, 2022, there was $275 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next year.

The following is a summary of activity related to performance and restricted shares:

	2022		2021
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	406	$4.05	371	$4.14
Restricted shares awarded	72	7.18	79	5.76
Restricted shares earned	(75)	6.47	(107)	5.47
Performance shares awarded	44	8.00	71	3.74
Awards forfeited	(142)	4.73	(8)	3.18
Outstanding at end of year	305	$4.75	406	$4.05

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

10. Leases
The components of lease expense were as follows:

	Year Ended September 30, 2022	Year Ended September 30, 2021
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$46	$55
Interest on lease liabilities	4	2
Operating lease expense	1,696	1,952
Variable lease cost	118	138
Total lease expense	$1,864	$2,147

The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2022	2021
Assets:
Finance lease assets	Property, plant and equipment, net	$202	$34
Operating lease assets	Operating lease right-of-use assets, net	15,167	15,943
Total lease assets		$15,369	$15,977

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$61	$17
Operating lease liabilities	Short-term operating lease liabilities	792	788
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	131	5
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,786	15,439
Total lease liabilities		$15,770	$16,249

Supplemental cash flow and other information related to leases were as follows:

	September 30, 2022	September 30, 2021
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,693	$1,952
Operating cash flows from finance leases	3	2
Financing cash flows from finance leases	53	59
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$206	$—
Operating leases	236	43

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years):
Finance leases	3.6	1.1
Operating leases	13.5	14.4
Weighted-average discount rate:
Finance leases	4.70%	2.83%
Operating leases	5.93%	5.89%

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

Year ending September 30,	Finance Leases	Operating Leases
2023	$69	$1,662
2024	61	1,671
2025	33	1,669
2026	27	1,667
2027	19	1,680
Thereafter	—	14,280
Total lease payments	$209	$22,629
Less: Imputed interest	(17)	(7,051)
Present value of lease liabilities	$192	$15,578

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

The Company was a defendant in a purported class action lawsuit filed in the Superior Court of California, County of Orange, which was filed in August 2017, arising from employee wage-and-hour claims under California law for alleged meal period, rest break, hourly and overtime wage calculation, timely wage payment and necessary expenditure indemnification violations; failure to maintain required wage records and furnish accurate wage statements; and unfair competition. A settlement has been reached and the Company received preliminary court approval on July 13, 2020, following a brief delay caused by COVID-19 closures and restrictions. Class action notices were sent at the end of September 2020 and there were no objections to the settlement. On February 4, 2021, the court issued a tentative ruling to grant final approval. The final approval was granted and the previously recorded liability of $315 was paid on March 29, 2021.

In fiscal 2021, the insurance claim related to the fire on December 26, 2018 at the Orange location was finalized with the Company's insurance carrier. The Company completed the restoration of the final two of the six presses damaged in the fire at the end of the third quarter of fiscal 2021. The restoration of the building structure was completed as of September 30, 2021.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

The following table reflects how the proceeds received impacted the consolidated statements of operations as of September 30, 2021:

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

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 72% and 66% of consolidated net sales in fiscal 2022 and 2021, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2022 and 2021. Net sales to unaffiliated customers located in various European countries accounted for 19% and 18% of consolidated net sales in fiscal 2022 and 2021, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 6% and 8% of consolidated net sales in fiscal 2022 and 2021, respectively.

Substantially all of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiary located in Maniago, Italy. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2022 were $15,219 compared with $19,586 as of September 30, 2021.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	2022	2021
Long-Lived Assets
United States	$51,801	54,109
Europe	6,686	8,986
	$58,487	63,095

At September 30, 2022, approximately 179 of the hourly plant personnel are represented by three separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio (unit 1)	May 15, 2025
Cleveland, Ohio (unit 2)	March 31, 2025
Maniago, Italy	June 30, 2024

The Company is a party to collective bargaining agreements ("CBA") with certain employees located in Cleveland, which has two bargaining units. The Company's Cleveland bargaining unit 1 ratified its CBA in fiscal 2020. The second bargaining unit, under its new representative the International Brotherhood of Boilermakers, was ratified in fiscal 2022. The Maniago location is party to the National Collective Agreement in Metalworking, which was renewed in February 2021.

13. Subsequent events
The Company is not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2022 and 2021
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2022
Deducted from asset accounts
Allowance for doubtful accounts	$167	$(3)	$—	$(53)	(a)	$111
Inventory valuation accounts¹	3,769	1,983	11	(679)	(b)	5,084
Inventory LIFO reserve	9,210	729	—	—		9,939
Deferred tax valuation allowance	4,641	3,360	(284)	—		7,717
Accrual for estimated liability
Workers’ compensation reserve	888	741	—	(717)	(c)	912

Year Ended September 30, 2021
Deducted from asset accounts
Allowance for doubtful accounts	249	(91)	—	9	(a)	167
Inventory valuation accounts¹	3,676	275	(180)	(2)	(b)	3,769
Inventory LIFO reserve	8,286	924	—	—		9,210
Deferred tax valuation allowance	5,329	345	(1,033)	—		4,641
Accrual for estimated liability
Workers’ compensation reserve	546	1,241	(53)	(846)	(c)	888

¹Inventory valuation accounts, previously Inventory obsolescence reserve, reflect the impact of excess and obsolete and net realizable value inventory write downs.

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

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company identified the following material weakness:
•Lack of precise review controls associated with the valuation of inventory at the Orange location and long-lived asset impairment triggering event indicators in the fourth quarter at the Orange location

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

To address the material weakness identified in our control environment, the Company is taking the following actions to remediate the material weakness:

•Using a risk-based approach, management will implement additional monitoring controls through increased oversight and training local management to execute additional controls in detecting material errors.

With the oversight of senior management and the Company's Board of Directors, the Company continues to take steps and additional measures to remediate the underlying causes of the identified material weakness, including but not limited to continuing to strengthen organizational structure including holding individuals accountable for their internal control responsibilities.

Although we expect to make meaningful progress on our remediation plan during fiscal year 2023, we cannot estimate how long it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2022, no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - To Elect Six (6) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2022.

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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	305,450	N/A	472,806

(1)Under the 2016 Plan, the aggregate number of common shares that are available to be granted is 1,196,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 9, Stock-Based Compensation, of the consolidated financial statements. These securities are issued under time based vesting for retention and/or upon meeting performance objectives.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2022.

Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2022.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) (1) Financial Statements:
The following Consolidated Financial Statements; Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of the Annual Report on Form 10-K.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*21.1	Subsidiaries of Company
*23.1	Consent of Independent Registered Public Accounting Firm
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2022 filed with the SEC on December 22, 2022, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2022 and 2021, (iii) Consolidated Balance Sheets at September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2022 and 2021, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2022 and 2021 and (v) the Notes to the Consolidated Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 2022 by the following persons on behalf of the Registrant in the capacities indicated.

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