Form 10-Q
period 2022-12-31
SIFCO INDUSTRIES INC
filed 2023-07-06
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2022 was 6,072,148.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2022	2021
Net sales	$21,299	$19,247
Cost of goods sold	20,038	19,238
Gross profit	1,261	9
Selling, general and administrative expenses	3,280	3,536
Amortization of intangible assets	61	125
Gain on disposal of operating assets	(11)	—
Operating loss	(2,069)	(3,652)
Interest expense, net	275	115
Foreign currency exchange (gain) loss, net	(3)	5
Other expense (income), net	182	(32)
Loss before income tax expense (benefit)	(2,523)	(3,740)
Income tax expense (benefit)	66	(49)
Net loss	$(2,589)	$(3,691)

Net loss per share
Basic	$(0.44)	$(0.64)
Diluted	$(0.44)	$(0.64)

Weighted-average number of common shares (basic)	5,896	5,800
Weighted-average number of common shares (diluted)	5,896	5,800
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2022	2021
Net loss	$(2,589)	$(3,691)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	342	(117)
Retirement plan liability adjustment, net of tax	78	119
Other	1	(6)
Comprehensive loss	$(2,168)	$(3,695)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2022	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$1,174
Receivables, net of allowance for doubtful accounts of $69 and $111, respectively	15,308	16,515
Insurance receivable[1]	3,000	—
Contract assets	11,522	10,172
Inventories, net	8,322	8,969
Refundable income taxes	97	97
Prepaid expenses and other current assets	1,749	1,851
Total current assets	41,155	38,778
Property, plant and equipment, net	39,633	39,272
Operating lease right-of-use assets, net	14,954	15,167
Intangible assets, net	453	477
Goodwill	3,493	3,493
Other assets	79	79
Total assets	$99,767	$97,266
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,768	$4,379
Revolver	11,546	11,163
Short-term operating lease liabilities	807	792
Accounts payable	13,852	10,387
Accrued liabilities	6,425	5,868
Total current liabilities	37,398	32,589
Long-term debt, net of current maturities	3,542	3,508
Long-term operating lease liabilities, net of short-term	14,584	14,786
Deferred income taxes	145	137
Pension liability	4,815	4,812
Other long-term liabilities	710	744
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,072 at December 31, 2022 and 6,040 at September 30, 2022	6,072	6,040
Additional paid-in capital	11,406	11,387
Retained earnings	29,367	31,956
Accumulated other comprehensive (loss)	(8,272)	(8,693)
Total shareholders’ equity	38,573	40,690
Total liabilities and shareholders’ equity	$99,767	$97,266
See notes to unaudited consolidated condensed financial statements.
1 See Note 12, Commitments & Contingencies on Note 13, Subsequent Events

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,589)	$(3,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,571	1,614
Amortization of debt issuance costs	10	10
Gain on disposal of operating assets	(11)	—
Loss on insurance proceeds received for non-property claim	110	—
LIFO effect	262	176
Share transactions under company stock plan	51	54
Inventory valuation accounts	(812)	(239)
Other long-term liabilities	(96)	(55)
Deferred income taxes	7	(38)
Changes in operating assets and liabilities:
Receivables	1,632	4,906
Contract assets	(1,350)	(433)
Inventories	1,544	(2,453)
Prepaid expenses and other current assets	84	521
Other assets	107	(15)
Accounts payable	2,488	1,131
Other accrued liabilities	(2,775)	(231)
Accrued income and other taxes	59	(18)
Net cash provided by operating activities	292	1,239
Cash flows from investing activities:
Proceeds from disposal of operating assets	12	—
Capital expenditures	(547)	(466)
Net cash used for investing activities	(535)	(466)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,141
Payments on long-term debt	(257)	(383)
Proceeds from revolving credit agreement	19,768	19,412
Repayments of revolving credit agreement	(19,385)	(19,041)
Short-term debt borrowings	1,360	—
Short-term debt repayments	(1,370)	(1,487)
Net cash provided by (used for) financing activities	116	(358)
(Decrease) increase in cash and cash equivalents	(127)	415
Cash and cash equivalents at the beginning of the period	1,174	346
Effect of exchange rate changes on cash and cash equivalents	110	(13)
Cash and cash equivalents at the end of the period	$1,157	$748

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(259)	$(141)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$795	$869

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive income (loss)	—	—	—	(2,589)	421	(2,168)
Performance and restricted share expense	—	—	122	—	—	122
Share transactions under equity based plans	32	32	(103)	—	—	(71)
Balance - December 31, 2022	6,072	$6,072	$11,406	$29,367	$(8,272)	$38,573

	Three Months Ended December 31, 2021
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(3,691)	(4)	(3,695)
Performance and restricted share expense	—	—	161	—	—	161
Share transactions under equity based plans	16	16	(123)	—	—	(107)
Balance - December 31, 2021	6,003	$6,003	$11,156	$37,905	$(9,083)	$45,981

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)
1.Summary of Significant Accounting Policies

A. Principles of Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2022 Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

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

	Three Months Ended December 31,
	2022	2021
Net loss	$(2,589)	$(3,691)

Weighted-average common shares outstanding (basic and diluted)	5,896	5,800

Net loss per share – basic and diluted:	$(0.44)	$(0.64)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	176	297

D. Going Concern
As required by Accounting Standard Codification ("ASC") ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management assesses the Company's ability to continue as a going concern for one year from the financial statement issuance at each annual and interim reporting period.

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has debt maturing in February 2024 and is currently under a Forbearance Agreement ending August 15, 2023 with its lender as a result of default under the Company’s Credit Agreement to provide (i) timely borrowing base certificates and monthly financial reports for the periods of December 2022, January 2023 and February 2023 and (ii) failure to maintain a fixed charge coverage ratio ("FCCR") not less than 1.1 to 1.0 for the periods of December 2022, January 2023, February 2023 and March 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants and/or other provisions of the current Credit Agreements and an extension of the forbearance period. The Company cannot provide assurances that it will be successful in negotiating such a waiver or extension of the forbearance period, restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the expiration of the forbearance period or prior to the maturity date of its obligations under the Credit Agreements. The consolidated condensed financial statements do not include any adjustments to the carrying amount and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern. See Note 7, Debt and Subsequent Event and Note 13, Subsequent Events.

E. Recent Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, the Company is not required to implement until October 1, 2023. The Company will continue to evaluate the effect of adopting ASU 2016-13 will have on the Company's results within the consolidated statements of operations and financial condition.

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

F. Reclassification
Certain amounts in prior years have been reclassified to conform to the fiscal 2023 consolidated condensed statement presentation. In fiscal 2023, the Company revised its classification within the consolidated condensed statements of cash flows by moving a prior year amount of $239 of inventories from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash provided by operating activities to conform to current period presentation.
2.Inventories
Inventories consist of:

	December 31, 2022	September 30, 2022
Raw materials and supplies	$1,968	$2,968
Work-in-process	3,625	3,356
Finished goods	2,729	2,645
Total inventories, net	$8,322	$8,969

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 26% and 42% of the Company’s inventories at December 31, 2022 and September 30, 2022, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $10,202 and $9,939 higher than reported at December 31, 2022 and September 30, 2022, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of December 31, 2022 and September 30, 2022, our inventory valuation allowances were $4,567 and $5,084, respectively.
3.Long-lived Assets
The Company reviews the carrying value of its long-lived assets ("asset groups"), including property, plant and equipment, when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of the asset group. As required by ASC 360 ("Topic 360"), should the carrying value of an asset group exceed the estimated undiscounted future cash flows, then the asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the asset group exceeds its fair value.

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the first quarter, the Company evaluated triggering events and did not identify any indicators that the asset groups might be impaired.
4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the first quarter, the Company determined that interim testing was not required.
5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2022	September 30, 2022
Foreign currency translation adjustment	$(5,854)	$(6,196)
Retirement plan liability adjustment, net of tax	(2,431)	(2,509)
Interest rate swap agreement, net of tax	13	12
Total accumulated other comprehensive loss	$(8,272)	$(8,693)
6.    Leases
The components of lease expense were as follows:

	Three Months Ended December 31,
	2022	2021
Finance lease expense:
Amortization of right-of use assets on finance leases	$12	$12
Interest on lease liabilities	1	1
Operating lease expense	423	429
Variable lease cost	25	30
Total lease expense	$461	$472

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	December 31, 2022	September 30, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$202	$202
Operating lease assets	Operating lease right-of-use assets, net	14,954	15,167
Total lease assets		$15,156	$15,369

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$65	$61
Operating lease liabilities	Short-term operating lease liabilities	807	792
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	128	131
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,584	14,786
Total lease liabilities		$15,584	$15,770

Supplemental cash flow and other information related to leases were as follows:

	December 31, 2022	December 31, 2021
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$422	$430
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	12	13

	December 31, 2022	September 30, 2022
Weighted-average remaining lease term (years):
Finance leases	1.9	3.6
Operating leases	13.3	13.5
Weighted-average discount rate:
Finance leases	4.8%	4.7%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at December 31, 2022 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2023 (excluding the three months ended December 31, 2022)	$55	$1,249
2024	67	1,674
2025	37	1,671
2026	29	1,668
2027	21	1,680
Thereafter	—	14,279
Total lease payments	$209	$22,221
Less: Imputed interest	(16)	(6,830)
Present value of lease liabilities	$193	$15,391

7.    Debt and Subsequent Event
Debt consists of:

	December 31, 2022	September 30, 2022
Revolving credit agreement	$11,546	$11,163
Foreign subsidiary borrowings	7,579	7,101
Finance lease obligations	193	192
Other, net of unamortized debt issuance costs $(18) and $(20), respectively	538	594
Total debt	19,856	19,050

Less – current maturities	(16,314)	(15,542)
Total long-term debt	$3,542	$3,508

Credit Agreement and Security Agreement
The Credit Agreement contains affirmative and negative covenants and events of default. On March 23, 2022, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement and the Second Amendment (the "Second Amendment") to the Export Credit Agreement with its lender. The total collateral at December 31, 2022 and September 30, 2022 was $21,646 and $22,711, respectively, and the revolving commitment was $35,000 for both periods. Total availability at December 31, 2022 and September 30, 2022 was $8,130 and $9,403, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than 10.0% of the revolving commitment as of December 31, 2022 and September 30, 2022, no covenant calculations were required. The Company has a letter of credit balance of $1,970 as of December 31, 2022 and September 30, 2022, respectively. The Credit Agreement has a maturity date of February 19, 2024.

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

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.25% spread, which was 6.5% at December 31, 2022 and a rate based on LIBOR plus a 2.25% spread, which was 4.9% at September 30, 2022. The Export Credit Agreement as amended has a rate based on SOFR plus a 1.75% spread, which was 6.0% at December 31, 2022 and a rate based on LIBOR plus a 1.75% spread, which was 4.4% at September 30, 2022. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

On February 6, 2023, the Company received a Notice of Event of Default and Reservation of Rights (the “Notice”) from its Lender, with respect to (i) that certain Credit Agreement dated as of August 8, 2018; and (ii) that certain Export Credit Agreement dated as of December 17, 2018. The Notice indicated that the Loan Parties to the Credit Agreements have informed Lender of the occurrence of Events of Defaults under the Credit Agreements as a result of the failure to deliver the required Borrowing Base Certificates thereunder and other Events of Default. The Notice indicated further that Lender is in the process of evaluating the Existing Defaults and reserves all of its rights and remedies under the Credit Agreements and any other Loan Documents with respect thereto. The failure by the Company to provide timely borrowing base certificates and monthly financial reports for the periods of December 2022, January 2023 and February 2023 in accordance with the terms of the Credit Agreements were a result of information access limitations experienced due to the cybersecurity incident that occurred on December 30, 2022. As a secondary default, the Company failed to maintain a FCCR not less than 1.1 to 1.0 for the periods of December 2022, January 2023, February 2023 and March 2023. The secondary default voided the availability spring minimum threshold and triggered the FCCR covenant compliance. See Note 12, Commitments & Contingencies.
On April 28, 2023, the Company and its subsidiary guarantors entered into a Forbearance Agreement (the "Forbearance Agreement") with J.P. Morgan Chase Bank, N.A. in respect to the Event of Default under the Credit Agreement. Pursuant to the Forbearance Agreement, during the forbearance period defined therein: (i) the Reserves under the Borrowing Base in the ABL Credit Agreement are reduced to $2,000; (ii) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of $19,000 and the Borrowing Base.

Foreign subsidiary borrowings in USD
Foreign debt consists of:

	December 31, 2022	September 30, 2022
Term loan	$3,984	$3,818
Short-term borrowings	2,137	2,289
Factor	1,458	994
Total debt	$7,579	$7,101

Less – current maturities	(4,461)	(4,078)
Total long-term debt	$3,118	$3,023

Receivables pledged as collateral	$402	$792

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 5.6%.

The Company's Maniago, Italy ("Maniago") location obtained borrowings from one lender in the first three months of fiscal 2022. The loan was for $1,141 with repayment terms of six years. Under the terms of the borrowing, repayments are made quarterly in the amount of $56, beginning on December 31, 2022.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $53 and $46 at December 31, 2022 and September 30, 2022, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had an aggregate principal amount of $5,025. The loan proceeds were used for payroll payments and the SBA granted full forgiveness on January 25, 2022. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven. As of December 31, 2022 and September 30, 2022 the PPP loan balance was $0.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2023 was (2.6)%, compared with 1.3% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2022	2021
Service cost	$6	$11
Interest cost	274	178
Expected return on plan assets	(277)	(340)
Amortization of net loss	78	119
Net periodic pension cost (benefit)	$81	$(32)

During the three months ended December 31, 2022 and 2021, the Company made $8 and $0 in contributions, respectively to its defined benefit pension plans. The Company anticipates making $48 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2023, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2023. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2023.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In fiscal 2023, the Company granted 86 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 27 performance-based shares and 59 time-based restricted shares, with a grant date fair value of $2.84 per share. The awards vest over three years. There were zero shares forfeited during the three month period ended December 31, 2022.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 387 shares that remain available for award at December 31, 2022. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $122 and $161 during the first three months of fiscal 2023 and 2022, respectively. As of December 31, 2022, there was $395 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.5 years.

11.    Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) commercial space, semiconductor and other commercial applications.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2022	2021
Commercial revenue	$10,181	$8,360
Military revenue	11,118	10,887
Total	$21,299	$19,247

The following table represents revenue by end market:

	Three Months Ended December 31,
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$10,726	$9,888
Rotorcraft	4,380	3,544
Energy components for power generation units	4,624	3,657
Commercial product and other revenue	1,569	2,158
Total	$21,299	$19,247

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended December 31,
Net Sales	2022	2021
North America	$17,294	$15,862
Europe	4,005	3,385
Total	$21,299	$19,247

In addition to the disaggregated revenue information provided above, approximately 54% and 57% of total net sales for the three months ended December 31, 2022 and 2021, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended December 31, 2022:

Contract assets - Beginning balance, October 1, 2022	$10,172
Additional revenue recognized over-time	12,042
Less amounts billed to the customers	(10,692)
Contract assets - Ending balance, December 31, 2022	$11,522

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2022	$(807)
Payments received in advance of performance obligations	(1,401)
Performance obligations satisfied	426
Contract liabilities (included within Accrued liabilities) - Ending balance, December 31, 2022	$(1,782)

There were no impairment losses recorded on contract assets as of December 31, 2022 and September 30, 2022.

Remaining performance obligations
As of December 31, 2022, the Company has $84,169 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

12.    Commitments and Contingencies
On December 30, 2022, the Company became aware of a cyber security issue involving unauthorized access to the Company's system (the "Cyber Incident"). The Company immediately began an investigation and engaged cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company's investigation uncovered that the threat actor had gained access to certain areas of the Company's systems on or about December 27, 2022. With the assistance of outside cyber security experts, the Company located and closed the unauthorized access to our systems and identified compromised information, and notified those impacted in accordance with state and federal requirements. The Company undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection and coordinated with law enforcement.

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. Included in the consolidated condensed balance sheets at December 31, 2022, the Company recorded a $3,110 liability within accounts payable for costs incurred related to the cyber attack and an insurance receivable of $3,000 to other expense (income), net within the consolidated condensed statements of operations. The Company subsequently received the $3,000 insurance proceeds on February 20, 2023.

The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures and further investigation of this matter. The Company will accrue these fees as incurred.

13.    Subsequent Events
The Company has evaluated subsequent events through July 5, 2023, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.

Cyber Incident
On December 30, 2022, the Company became aware of a cyber security issue involving unauthorized access to the Company's systems. The Company immediately initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. See Note 12, Commitments and Contingencies for more information.

Forbearance Agreement
On April 28, 2023, the Company and its subsidiary guarantors entered into a Forbearance Agreement with J.P. Morgan Chase Bank, N.A. in respect to its Credit Agreement in response to the Notice of Event of Default and Reservation of Rights notice received on February 6, 2023. See Note 7, Debt and Subsequent Event for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) the continued long term impact of the COVID-19 pandemic and related residual negative impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition; (20) in connection with its entry into the Forbearance Agreement, the Company is evaluating available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Agreement to address any existing or future defaults and has engaged financial advisors to assist the Company. If the Company is unable to reach an agreement with its lender to waive the defaults, extend the forbearance period or find alternative financing prior to the expiration of the forbearance period, the lender of the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in negotiating such a waiver or extension of the forbearance period, restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the expiration of the forbearance period or prior to the maturity date of its obligations under the Credit Agreements.

The Company is engaged in the production of forgings and machined components primarily for the A&E markets. The processes and services provided by the Company include forging, heat-treating, machining, subassembly, and test. The Company operates under one business segment.

The Company endeavors to continue to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft; and (iii) the projected build rate and repair for industrial turbines.
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
A. Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and other military applications; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) commercial space, semiconductor and other commercial applications.

Impact of COVID-19 & Other Factors
The lingering impact and residual effects of the COVID-19 pandemic, along with other factors such as ongoing geopolitical tensions, continue to impact the United States and other countries in which the Company operates, including strains on supply chains and inflationary impacts. During fiscal 2022, the ongoing impact of the COVID-19 pandemic continued to effect the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company has continued to see an impact related to the effects of COVID-19 on orders and deliveries in fiscal 2022. While the exact timing and pace of recovery in our markets continues to be indeterminable, commercial air travel is steadily recovering. While the long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with the respect to when commercial air traffic will return to pre-COVID-19 levels.

Additionally, our operations are subject to global economic and geopolitical risks. For example, while the Company does not have a presence in these regions, the ongoing conflict between Russia and Ukraine has impacted economic activity as well as the availability and price of raw materials and energy. The Company continues to actively monitor these factors and seeks to find ways to mitigate the impact on its operations.

Backlog of Orders
SIFCO’s total backlog at December 31, 2022 was $84.2 million, compared with $75.7 million as of December 31, 2021. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets coupled with extended raw material lead times has resulted in increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended December 31, 2022 compared with Three Months Ended December 31, 2021
Net Sales
Net sales comparative information for the first three months of fiscal 2023 and 2022 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
Net Sales	2022	2021
Aerospace components for:
Fixed wing aircraft	$10.7	$9.9	$0.8
Rotorcraft	4.4	3.5	0.9
Energy components for power generation units	4.6	3.6	1.0
Commercial product and other revenue	1.6	2.2	(0.6)
Total	$21.3	$19.2	$2.1

Net sales for the first three months of fiscal 2023 increased $2.1 million to $21.3 million, compared with $19.2 million in the comparable period of fiscal 2022. In general, the production of the Company's products have lead times of varying lengths. The timing of shipments, coupled with increased demand in the steam turbine power generation market, have contributed to the increase of sales year over year. Fixed wing sales increased $0.8 million compared with the same period last year primarily due to F35 and F18 programs. Rotorcraft sales increased $0.9 million compared with the same period last year primarily due to commercial and Blackhawk programs. The energy components for power generation units increased by $1.0 million due to growth in the steam turbine markets that we serve. Commercial products and other revenue decreased $0.6 million in the first three months of fiscal 2023 compared to the same period in fiscal 2022, primarily due to the timing of orders related to a munitions program.

Commercial net sales were 47.8% of total net sales and military net sales were 52.2% of total net sales in the first three months of fiscal 2023, compared with 43.4% and 56.6%, respectively, in the comparable period in fiscal 2022. Military net sales increased by $0.2 million to $11.1 million in the first three months of fiscal 2023, compared with $10.9 million in the comparable period of fiscal 2022, primarily due to timing in order placement. Commercial net sales increased $1.8 million to $10.2 million in the first three months of fiscal 2023, compared with $8.3 million in the comparable period of fiscal 2022 primarily due to an increase in the power generation steam turbine market.

Cost of Goods Sold
Cost of goods sold increased by $0.8 million, or 4.2%, to $20.0 million, or 94.1% of net sales, during the first three months of fiscal 2023, compared with $19.2 million or 99.9% of net sales, in the comparable period of fiscal 2022. The increase is primarily due to higher volume and $0.4 million idle expense partially offset by $0.5 million in lower payroll costs and NRV release of $0.8 million.

Gross Profit
Gross profit increased $1.3 million to $1.3 million in the first three months of fiscal 2023, compared with nearly breakeven gross profit in the comparable period of fiscal 2022. Gross margin percent of sales was 5.9% during the first three months of fiscal 2023, compared with nominal in the comparable period in fiscal 2022. The increase in gross profit compared to prior fiscal year was primarily due to increased volume, lower payroll costs, release of NRV reserve $0.8 million and lower idle expense $0.9 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.3 million, or 15.4%, of net sales during the first three months of fiscal 2023, compared with $3.5 million, or 18.4%, of net sales in the comparable period of fiscal 2022. The decrease in selling, general and administrative expenses is primarily due lower payroll costs $0.1 million and incentive compensation $0.2 million and $0.2 million lower commission.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first three months of fiscal 2023 and fiscal 2022.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2023 and 2022:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2022	2021	2022	2021
Revolving credit agreement	5.9%	1.6%	$ 11.2 million	$ 8.7 million
Foreign term debt	3.5%	1.2%	$ 7.3 million	$ 6.0 million
Other debt	1.7%	1.1%	$ 0.6 million	$ 5.6 million

Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2023 was (2.6%), compared with 1.3% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $2.6 million during the first three months of fiscal 2023, compared with net loss of $3.7 million in the comparable period of fiscal 2022. The improvement compared with prior year is primarily due to higher volume and lower selling, general and administrative expenses.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2022	2021
Net loss	$(2,589)	$(3,691)
Adjustments:
Depreciation and amortization expense	1,571	1,614
Interest expense, net	275	115
Income tax benefit	66	(49)
EBITDA	(677)	(2,011)
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(3)	5
Other (income) loss, net (2)	182	(32)
Gain on disposal of assets (3)	(11)	—
Equity compensation (4)	122	161
LIFO impact (5)	262	176
Adjusted EBITDA	$(125)	$(1,701)

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs, grant income and loss on insurance recovery.
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

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. We anticipate that cash provided by the cash flows from operations and borrowing capacity under our Credit Agreement will be sufficient to meet our anticipated cash requirements for the next twelve months, which primarily include operating expenses, including salaries, working capital requirements and certain capital expenditures (see "Investing Activities," below). The Company's liquidity could be negatively affected if the Company is unable to reach an agreement with its lender to waive the defaults, extend the forbearance period or find alternative financing prior to the expiration of the forbearance period, if customers extending payment terms to the Company, or if there is a general decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. See "Results of Operation" for further discussion of the lingering impacts of COVID-19. See Note 7, Debt and Subsequent Event.
Cash and cash equivalents was $1.2 million at December 31, 2022 and $1.2 million at September 30, 2022. At December 31, 2022, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities for the first three months of fiscal 2023 provided $0.3 million of cash, generated primarily by decreases in accounts receivable of $1.6 million and inventory reserves $0.8 million, partially offset by an increase in inventory $1.5 million compared with September 30, 2022.

The Company’s operating activities for the first three months of fiscal 2022 provided $1.2 million of cash, generated primarily by accounts receivable collections, an increase in accounts payable due to increased raw material purchases and other non-cash items, such as depreciation and amortization compared with September 30, 2021. Cash generation activities were partially offset by the net loss of $3.7 million and a $2.7 million increase in inventory to support sales in fiscal 2022.

Investing Activities
Cash used for investing activities was $0.5 million in the first three months of fiscal 2023 and the first three months of fiscal 2022 for capital expenditures. Capital commitments as of December 31, 2022 were $1.0 million. The Company anticipates that the remaining total fiscal 2023 capital expenditures will be within the range of $1.0 million to $1.5 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $0.1 million in the first three months of fiscal 2023, compared with cash used for financing activities of $0.4 million in the first three months of fiscal 2022.

As discussed in Note 7, Debt and Subsequent Event, the Company's Maniago location obtained new borrowings from a lender during the first three months of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan are to be used for working capital purposes. The Company had nominal net short-term debt repayments in the first three months of fiscal 2023 compared with net short-term debt repayments of $1.5 million in the first three months of fiscal 2022.
The Company had net borrowings to the revolver under the Credit Agreement of $0.3 million in the first three months of fiscal 2023 compared with net borrowings of $0.3 million in the first three months of fiscal 2022.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 7, Debt and Subsequent Event. The availability at December 31, 2023 was $8.1 million, which was greater than the 10.0% of the Revolving Commitment as of December 31, 2023. If availability falls below the 10% level or an event of default occurs, the Company is required to meet the fixed charge coverage ratio covenant, which must not be less than 1.1 to 1.0.

As noted in Note 7, Debt and Subsequent Event on February 6, 2023, the Company received a Notice from its Lender, with respect to (i) that certain Credit Agreement dated as of August 8, 2018; and (ii) that certain Export Credit Agreement dated as of December 17, 2018. The Notice indicated that the Loan Parties to the Credit Agreements have informed Lender of the occurrence of Events of Defaults under the Credit Agreements as a result of the failure to deliver the required Borrowing Base Certificates thereunder and other Events of Default. The Notice indicated further that Lender is in the process of evaluating the Existing Defaults and reserves all of its rights and remedies under the Credit Agreements and any other Loan Documents with respect thereto. The failure by the Company to provide timely borrowing base certificates and monthly financial reports for the periods of December 2022, January 2023 and February 2023 in accordance with the terms of the Credit Agreements were a result of information access limitations experienced due to the cybersecurity incident that occurred on December 30, 2022. As a secondary default, the Company failed to maintain a FCCR not less than 1.1 to 1.0 for the periods of December 2022, January 2023, February 2023 and March 2023. The secondary default voided the availability spring minimum threshold and triggered the FCCR covenant compliance. See Note 12, Commitments & Contingencies.

As noted in Note 7, Debt and Subsequent Event on April 28, 2023, the Company and its subsidiary guarantors entered into a Forbearance Agreement with J.P. Morgan Chase Bank, N.A. in respect to the Event of Default under the Credit Agreement. Pursuant to the Forbearance Agreement, during the forbearance period defined therein: (i) the Reserves under the Borrowing Base in the ABL Credit Agreement are reduced to $2.0 million; (ii) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of $19.0 million and the Borrowing Base.
As noted in Note 7, Debt and Subsequent Event, the Company entered its Sixth Amendment which amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1.5 million of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2.0 million to $3.0 million, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under the Credit Agreement, and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement. Additionally, the Export Credit Agreement was amended by the Second Amendment, which replaces the reference rate from LIBOR to SOFR in the Export Credit Agreement.
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

Additionally, the credit and capital markets saw significant volatility during the course of the pandemic. Tightening of the credit market and standards, as well as capital market volatility caused by various factors, including the continued long term effects of COVID-19 and/or ongoing geopolitical tensions, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing Credit Agreement, in the event the Company seeks additional liquidity sources. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company could also negatively impact our ability to obtain equity financing.

C. Recent Accounting Standards Not Yet Adopted
For recent accounting standards not yet adopted refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Standards Not Yet Adopted for further detail. Additionally, the Company's significant accounting policies and procedures are explained in the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.

In the first quarter of fiscal 2023, the Company identified the following material weakness:

•On December 30, 2022, the Company experienced a cybersecurity incident that led to a disruption of its domestic operations. As a result of the cyber incident and its residual effects, the Company identified deficiencies in its oversight and backup and recovery controls that represent a material weakness in internal control over financial reporting. See Note 13, Subsequent Events.

The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of December 31, 2022.

In fiscal 2022, the Company identified the following material weakness:

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

To address the material weakness identified in our control environment, the Company is taking the following actions:

With respect to the review controls regarding valuation of inventory at the Orange location, the Company reviewed its key controls and has provided training to its employees. The Company has also implemented enhanced monitoring and valuation controls.

With respect to the review controls regarding long-lived assets impairment triggering events the Company reviewed its key controls and has provided training to its employees. The Company has also implemented enhanced monitoring and valuation controls.
With respect to cybersecurity controls, the Company has redeployed enhanced endpoint protection and detection tools, implemented new back-up protocols and increased oversight on its information technology systems.

The actions we are taking are subject to ongoing senior management review as well as oversight by the Audit Committee of the Board of Directors. Although we plan to complete this remediation as quickly as possible, we cannot, at this time, estimate how long it will take.

Changes in Internal Control over Financial Reporting
Except as for the remediation items described in Item 4 related to prior year findings, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II. Other Information
Items 1, 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 1A. Risk Factors
The Company is subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended September 30, 2022. Except as set forth below, there have been no material changes to our risk factors since the Company's Annual Report on Form 10-K for the year ended September 30, 2022. Investors should consider the risks described below and all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited consolidated condensed financial statements and the related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described herein occurs, our business, financial condition or results of operations could be negatively affected. Additional risks and uncertainties, including risks not currently known or that are currently deemed immaterial may also adversely affect our business financial conditions or results of operations.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact results of operations and financial condition.
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

If the Company's backups are not up-to-date or the Company is unable to recover and restore backups in a timely manner, this may result in an adverse effect on results of operations and financial condition.
If the Company fails to reach an agreement with its lender to waive defaults, extend its forbearance period or secure alternative financing, it may not be able to continue operating.
In connection with its entry into the Forbearance Agreement, the Company is evaluating available financial alternatives, including obtaining acceptable alternative financing as well as seeking additional waivers, forbearances or amendments to the covenants or other provisions of the Credit Agreement to address any existing or future defaults and has engaged financial advisors to assist the Company. If the Company is unable to reach an agreement with its lender to waive the defaults, extend the forbearance period or find alternative financing prior to the expiration of the forbearance period, the lender of the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in negotiating such a waiver or extension of the forbearance period, restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the expiration of the forbearance period or prior to the maturity date of its obligations under the Credit Agreements.

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

10.26	Forbearance Agreement, dated April 28, 2023, by and among JPMorgan Chase Bank, N.A., SIFCO Industries, Inc., T&W Forge LLC, and Quality Aluminum Forge, LLC.
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 filed with the SEC on July 6, 2023, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2022 and 2021, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2022 and 2021, (iii) Consolidated Condensed Balance Sheets at December 31, 2022 and September 30, 2022, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2022 and 2021, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods December 31, 2022 and 2021, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: July 6, 2023	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 6, 2023	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)