Form 10-Q
period 2023-03-31
SIFCO INDUSTRIES INC
filed 2023-08-14
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2023 was 6,107,648.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net sales	$19,242	$24,568	$40,541	$43,815
Cost of goods sold	17,522	23,109	37,560	42,347
Gross profit	1,720	1,459	2,981	1,468
Selling, general and administrative expenses	3,849	2,680	7,129	6,216
Amortization of intangible assets	63	65	124	190
Loss (gain) on disposal of operating assets	14	(2)	3	(2)
Operating loss	(2,206)	(1,284)	(4,275)	(4,936)
Interest expense, net	339	193	614	307
Gain on debt extinguishment	—	(5,106)	—	(5,106)
Foreign currency exchange loss, net	12	3	9	9
Other income, net	(218)	(36)	(35)	(68)
(Loss) income before income tax expense (benefit)	(2,339)	3,662	(4,863)	(78)
Income tax expense (benefit)	28	23	93	(26)
Net (loss) income	$(2,367)	$3,639	$(4,956)	$(52)

Net (loss) income per share
Basic	$(0.40)	$0.62	$(0.84)	$(0.01)
Diluted	$(0.40)	$0.61	$(0.84)	$(0.01)

Weighted-average number of common shares (basic)	5,940	5,840	5,918	5,819
Weighted-average number of common shares (diluted)	5,940	5,961	5,918	5,819
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net (loss) income	$(2,367)	$3,639	$(4,956)	$(52)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	74	(136)	416	(259)
Retirement plan liability adjustment, net of tax	74	119	152	238
Other	—	—	1	—
Comprehensive (loss) income	$(2,219)	$3,622	$(4,387)	$(73)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316	$1,174
Receivables, net of allowance for doubtful accounts of $113 and $111, respectively	17,395	16,515
Contract assets	10,636	10,172
Inventories, net	11,276	8,969
Refundable income taxes	97	97
Prepaid expenses and other current assets	1,689	1,851
Total current assets	41,409	38,778
Property, plant and equipment, net	38,543	39,272
Operating lease right-of-use assets, net	14,793	15,167
Intangible assets, net	395	477
Goodwill	3,493	3,493
Other assets	80	79
Total assets	$98,713	$97,266
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,336	$4,379
Revolver	13,003	11,163
Short-term operating lease liabilities	833	792
Accounts payable	14,869	10,387
Accrued liabilities	5,937	5,868
Total current liabilities	38,978	32,589
Long-term debt, net of current maturities, net of unamortized debt issuance costs	3,309	3,508
Long-term operating lease liabilities, net of short-term	14,416	14,786
Deferred income taxes, net	72	137
Pension liability	4,815	4,812
Other long-term liabilities	684	744
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,108 at March 31, 2023 and 6,040 at September 30, 2022	6,108	6,040
Additional paid-in capital	11,455	11,387
Retained earnings	27,000	31,956
Accumulated other comprehensive loss	(8,124)	(8,693)
Total shareholders’ equity	36,439	40,690
Total liabilities and shareholders’ equity	$98,713	$97,266
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,956)	$(52)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,198	3,210
Amortization of debt issuance costs	20	20
Loss (gain) on disposal of operating assets	3	(2)
Loss on insurance proceeds received for non-property claim	110	—
LIFO effect	(199)	383
Share transactions under company stock plan	136	199
Inventory valuation accounts	(1,657)	(189)
Gain on extinguishment of debt	—	(5,106)
Other long-term liabilities	(256)	(107)
Deferred income taxes	(64)	(15)
Changes in operating assets and liabilities:
Receivables	(383)	1,441
Contract assets	(464)	(239)
Inventories	(29)	(2,409)
Prepaid expenses and other current assets	145	490
Other assets	317	4
Accounts payable	3,918	387
Other accrued liabilities	(390)	(1,191)
Accrued income and other taxes	178	(20)
Net cash used for operating activities	(373)	(3,196)
Cash flows from investing activities:
Proceeds from disposal of operating assets	16	2
Capital expenditures	(1,435)	(1,493)
Net cash used for investing activities	(1,419)	(1,491)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,402
Payments on long-term debt	(525)	(696)
Proceeds from revolving credit agreement	37,832	41,912
Repayments of revolving credit agreement	(35,991)	(38,004)
Short-term debt borrowings	2,356	1,623
Short-term debt repayments	(2,856)	(1,755)
Net cash provided by financing activities	816	4,482
Decrease in cash and cash equivalents	(976)	(205)
Cash and cash equivalents at the beginning of the period	1,175	346
Effect of exchange rate changes on cash and cash equivalents	117	(17)
Cash and cash equivalents at the end of the period	$316	$124

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(550)	$(249)
Cash paid for income taxes, net	$(16)	$(15)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$319	$422

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	—	(4,956)	569	(4,387)
Performance and restricted share expense	—	—	207	—	—	207
Share transactions under equity-based plans	68	68	(139)	—	—	(71)
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439

	Three Months Ended March 31, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2022	6,072	$6,072	$11,406	$29,367	$(8,272)	$38,573
Comprehensive (loss) income	—	—	—	(2,367)	148	(2,219)
Performance and restricted share expense	—	—	85	—	—	85
Share transactions under equity-based plans	36	36	(36)	—	—	—
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439

	Six Months Ended March 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(52)	(21)	(73)
Performance and restricted share expense	—	—	306	—	—	306
Share transactions under equity-based plans	53	53	(160)	—	—	(107)
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748

	Three Months Ended March 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2021	6,003	$6,003	$11,156	$37,905	$(9,083)	$45,981
Comprehensive income (loss)	—	—	—	3,639	(17)	3,622
Performance and restricted share expense	—	—	145	—	—	145
Share transactions under equity-based plans	37	37	(37)	—	—	—
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748

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

C. Net (Loss) Income per Share
The Company’s net (loss) income per basic share has been computed based on the weighted-average number of common shares outstanding. During a period of net loss, zero restricted and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In a period of net income, the net income per diluted share reflects the effect of the Company's outstanding restricted shares and performance shares under the treasury stock method. The dilutive effect is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net (loss) income	$(2,367)	$3,639	$(4,956)	$(52)

Weighted-average common shares outstanding (basic and diluted)	5,940	5,840	5,918	5,819
Effect of dilutive securities:
Restricted shares	—	100	—	—
Performance shares	—	21	—	—
Weighted-average common shares outstanding (diluted)	5,940	5,961	5,918	5,819

Net (loss) income per share – basic:	$(0.40)	$0.62	$(0.84)	$(0.01)

Net (loss) income per share – diluted:	$(0.40)	$0.61	$(0.84)	$(0.01)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	196	196	186	307

D. Going Concern
As required by Accounting Standard Codification ("ASC") ASC Topic 205-40, Presentation of Financial Statements - Going Concern, management assesses the Company's ability to continue as a going concern for one year from the financial statement issuance at each annual and interim reporting period.

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has debt maturing in December 2023 and an alternate financing arrangement has yet to be executed. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. The Company cannot provide assurances that it will be able to provide the post closing deliverables as established under the Seventh Amendment of the Credit Agreement or be successful in restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements. The consolidated condensed financial statements do not include any adjustments to the carrying amount and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern. See Note 7, Debt and Subsequent Event and Note 13, Subsequent Events.

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

F. Reclassification
Certain amounts in prior years have been reclassified to conform to the fiscal 2023 consolidated condensed statement presentation. In fiscal 2023, the Company revised its classification within the consolidated condensed statement of cash flows by moving a prior year amount of $189 of inventories from changes in operating assets and liabilities to adjustments to reconcile net loss to net cash used for operating activities to conform to current period presentation.

2.Inventories
Inventories consist of:

	March 31, 2023	September 30, 2022
Raw materials and supplies	$2,185	$2,968
Work-in-process	5,201	3,356
Finished goods	3,890	2,645
Total inventories, net	$11,276	$8,969

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 21% and 42% of the Company’s inventories at March 31, 2023 and September 30, 2022, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,741 and $9,939 higher than reported at March 31, 2023 and September 30, 2022, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of March 31, 2023 and September 30, 2022, our inventory valuation allowances were $3,753 and $5,084, respectively.

3.Long-lived Assets
The Company reviews the carrying value of its long-lived assets ("asset groups"), including property, plant and equipment, when events and circumstances indicate a triggering event has occurred. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of the asset group. As required by ASC 360 ("Topic 360"), should the carrying value of a asset group exceed the estimated undiscounted future cash flows, then the asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the asset group exceeds its fair value.

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the second quarter, the Company evaluated triggering events and did not identify any indicators that the asset groups might be impaired.
4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the second quarter, the Company evaluated triggering events and determined interim testing was not required.
5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2023	September 30, 2022
Foreign currency translation adjustment	$(5,780)	$(6,196)
Retirement plan liability adjustment, net of tax	(2,357)	(2,509)
Interest rate swap agreement, net of tax	13	12
Total accumulated other comprehensive loss	$(8,124)	$(8,693)

6.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of use assets on finance leases	$18	$2	$29	$14
Interest on lease liabilities	2	—	4	—
Operating lease expense	416	429	839	828
Variable lease cost	25	30	50	60
Total lease expense	$461	$461	$922	$902

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	March 31, 2023	September 30, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$187	$202
Operating lease assets	Operating lease right-of-use assets, net	14,793	15,167
Total lease assets		$14,980	$15,369

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$64	$61
Operating lease liabilities	Short-term operating lease liabilities	833	792
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	113	131
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,416	14,786
Total lease liabilities		$15,426	$15,770

Supplemental cash flow and other information related to leases were as follows:

	March 31, 2023	March 31, 2022
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$844	$834
Operating cash flows from finance leases	4	—
Financing cash flows from finance leases	30	15
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	60	—

	March 31, 2023	September 30, 2022
Weighted-average remaining lease term (years):
Finance leases	3.3	3.6
Operating leases	13.0	13.5
Weighted-average discount rate:
Finance leases	4.9%	4.7%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at March 31, 2023 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2023 (excluding the six months ended March 31, 2023)	$35	$833
2024	68	1,686
2025	37	1,683
2026	30	1,681
2027	21	1,693
Thereafter	—	14,297
Total lease payments	$191	$21,873
Less: Imputed interest	(14)	(6,624)
Present value of lease liabilities	$177	$15,249

7.    Debt and Subsequent Event
Debt consists of:

	March 31, 2023	September 30, 2022
Revolving credit agreement	$13,003	$11,163
Foreign subsidiary borrowings	6,982	7,101
Finance lease obligations	177	192
Other, net of unamortized debt issuance costs $(15) and $(20), respectively	486	594
Total debt	20,648	19,050

Less – current maturities	(17,339)	(15,542)
Total long-term debt	$3,309	$3,508

Credit Agreement and Security Agreement
The Credit Agreement contains affirmative and negative covenants and events of default. On March 23, 2022, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement and the Second Amendment (the "Second Amendment") to the Export Credit Agreement with its lender. The total collateral at March 31, 2023 and September 30, 2022 was $21,304 and $22,711, respectively, and the revolving commitment was $35,000 for both periods. Total availability at March 31, 2023 and September 30, 2022 was $2,524 and $9,403, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than 10.0% of the revolving commitment as of September 30, 2022, no covenant calculations were required. As of March 31, 2023, the Company was not in compliance with covenant requirements as a result of the Event of Default described below. The Company has a letter of credit balance of $1,970 as of March 31, 2023 and September 30, 2022, respectively. The Credit Agreement under the Sixth Amendment had a maturity date of February 19, 2024. The maturity is modified to December 31, 2023 under the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement, which is discussed below.

The Sixth Amendment amended the Credit Agreement to, among other things, (i) revise the fixed charge coverage ratio ("FCCR") to exclude the first $1,500 of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2,000 to $3,000, (iii) modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement. The Second Amendment amends the Export Credit Agreement to replace the reference rate from LIBOR to SOFR under the Export Credit Agreement.

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.25% spread, which was 7.0% at March 31, 2023 and a rate based on LIBOR plus a 2.25% spread, which was 4.9% at September 30, 2022. The Export Credit Agreement as amended has a rate based on SOFR plus a 1.75% spread, which was 6.5% at March 31, 2023 and a rate based on LIBOR plus a 1.75% spread, which was 4.4% at September 30, 2022. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

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
On April 28, 2023, the Company and its subsidiary guarantors entered into a Forbearance Agreement (the "Forbearance Agreement") with J.P. Morgan Chase Bank, N.A. in respect to the Event of Default under the Credit Agreement. Pursuant to the Forbearance Agreement, (i) the Reserves under the Borrowing Base in the ABL Credit Agreement are reduced to $2,000; (ii) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of $19,000 and the Borrowing Base.
On August 9, 2023, the Company entered into the Seventh Amendment to the Credit Agreement and the Third Amendment (the "Third Amendment") to the Export Credit Agreement with its lender. The Seventh Amendment amends the Credit Agreement to, among other things, (i) reduce the Revolving Credit Agreement to $23,000, thereby reducing the total revolving commitment to $30,000; (ii) advances the loan maturity date to December 31, 2023; (iii) provides a waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement to $18,000 through September 30, 2023 and $19,000 thereafter; (v) the Reserves under the Borrowing Base in the ABL Credit Agreement are reduced to $1,500 through September 30, 2023 and $2,000 thereafter. The Second Amendment amends the Export Credit Agreement to (i) modify the loan maturity date to December 31, 2023 and (ii) provides waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023. Lender’s agreement is subject to satisfaction of certain post closing deliverables, including: (i) one or more proposed term sheets which provide for the refinancing of all of the Obligations, in each case in an amount sufficient to repay the Obligations in full, by no later than September 19, 2023; (ii) a Confidential Information Memorandum, by no later than September 20, 2023; and (iii) a duly executed term sheet providing for the refinancing of all of the Obligations in an amount sufficient to repay the Obligations in full, by no later than October 8, 2023.
Foreign subsidiary borrowings in USD
Foreign debt consists of:

	March 31, 2023	September 30, 2022
Term loan	$3,819	$3,818
Short-term borrowings	2,275	2,289
Factor	888	994
Total debt	$6,982	$7,101

Less – current maturities	(4,041)	(4,078)
Total long-term debt	$2,941	$3,023

Receivables pledged as collateral	$480	$792

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 6.4%.

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

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $60 and $46 at March 31, 2023 and September 30, 2022, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had an aggregate principal amount of $5,025. The loan proceeds were used for payroll payments and the SBA granted full forgiveness on January 25, 2022. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven. As of March 31, 2023 and September 30, 2022 the PPP loan balance was $0.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2023 was (1.9)%, compared with 33.3% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Service cost	$6	$11	$12	$21
Interest cost	274	178	549	357
Expected return on plan assets	(277)	(340)	(554)	(681)
Amortization of net loss	77	119	153	238
Net periodic pension cost (benefit)	$80	$(32)	$160	$(65)

During the six months ended March 31, 2023 and 2022, the Company made $13 and $0 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $43 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2023, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2023. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2023.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In the first six months of fiscal 2023, the Company granted 86 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 27 performance-based shares and 59 time-based restricted shares, with a grant date fair value of $2.84 per share. The awards vest over three years. There were 3 shares forfeited during the six month period ended March 31, 2023.

In the first six months of fiscal 2023, the Company granted its non-employee directors 38 restricted shares under the 2016 Plan, with a grant date fair value of $3.48 per share, which vest over one year. One award for 42 restricted shares vested in January 2023.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 300 shares that remain available for award at March 31, 2023. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $207 and $306 during the first six months of fiscal 2023 and 2022, respectively. As of March 31, 2023, there was $436 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Commercial revenue	$11,361	$9,506	$21,542	$17,866
Military revenue	7,881	15,062	18,999	25,949
Total	$19,242	$24,568	$40,541	$43,815

The following table represents revenue by end market:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2023	2022	2023	2022
Aerospace components for:
Fixed wing aircraft	$8,855	$10,071	$19,581	$19,960
Rotorcraft	3,513	4,371	7,894	7,914
Energy components for power generation units	5,101	4,346	9,724	8,003
Commercial product and other revenue	1,773	5,780	3,342	7,938
Total	$19,242	$24,568	$40,541	$43,815

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2023	2022	2023	2022
North America	$14,353	$20,426	$31,647	$36,288
Europe	4,889	4,142	8,894	7,527
Total	$19,242	$24,568	$40,541	$43,815

In addition to the disaggregated revenue information provided above, approximately 49% and 62% of total net sales for the six months ended March 31, 2023 and 2022, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended March 31, 2023:

Contract assets - Beginning balance, October 1, 2022	$10,172
Additional revenue recognized over-time	20,230
Less amounts billed to the customers	(19,766)
Contract assets - Ending balance, March 31, 2023	$10,636

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2022	$(807)
Payments received in advance of performance obligations	(1,428)
Performance obligations satisfied	1,019
Contract liabilities (included within Accrued liabilities) - Ending balance, March 31, 2023	$(1,216)

There were no impairment losses recorded on contract assets as of March 31, 2023 and September 30, 2022.

Remaining performance obligations
As of March 31, 2023, the Company has $96,674 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded costs in selling, general and administrative expense associated with the Cyber Incident of $1,000 during the three months ended March 31, 2023. The Company recorded costs of $110 to other expense (income), net of $3,000 insurance recovery and $1,000 to selling, general and administrative expense in the six months ended March 31, 2023, resulting in net costs of $1,000 and $1,110 in the three and six months ended March 31, 2023, respectively. The Company received the $3,000 of insurance proceeds on February 20, 2023. At March 31, 2023, the Company recorded $1,000 related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures and further investigation of this matter. The Company will accrue these costs as incurred.

13.    Subsequent Events
The Company has evaluated subsequent events through August 14, 2023, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.

Forbearance Agreement
On April 28, 2023, the Company and its subsidiary guarantors entered into a Forbearance Agreement with J.P. Morgan Chase Bank, N.A. in respect to its Credit Agreement in response to the Notice of Event of Default and Reservation of Rights notice received on February 6, 2023. See Note 7, Debt and Subsequent Event for more information.

Credit Agreement Amendment
On August 9, 2023, the Company entered into the Seventh Amendment to the Credit Agreement and the Third Amendment to the Export Credit Agreement with its lender which waived the Event of Default, ended the forbearance period, and provided for further changes to the agreements. See Note 7, Debt and Subsequent Event for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business (19) the continued long term impact of the COVID-19 pandemic and related residual negative impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition; and (20) in connection with its entry into the Seventh

Amendment to its Credit Agreement and Third Amendment to its Export Credit Agreement, the Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. The Company has obtained lender waiver on Existing Defaults and concluded the forbearance period as described under the Forbearance Agreement dated April 28, 2023. If the Company is unable to find alternative financing as contemplated by the terms of the Seventh Amendment, the lender under the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be able to provide the post closing deliverables as established under the Seventh Amendment of the Credit Agreement or be successful in restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

The Company engages in the production of forgings and machined components primarily for the A&E and commercial space markets. The processes and services provided by the Company include forging, heat-treating, machining, subassembly, and test. The Company operates under one business segment.

The Company endeavors to continue to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft; (iii) the projected build rate and repair for industrial turbines; and (iv) commercial space.

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

Impact of COVID-19 & Other Factors
The lingering impact and residual effects of the COVID-19 pandemic, along with other factors such as ongoing geopolitical tensions, strains on supply chains and inflationary impacts continue to impact the United States and other countries in which the Company operates. During fiscal 2022, the ongoing impact of the COVID-19 pandemic continued to effect the Company’s results of operations. Given the long lead times for certain of the Company's products, the Company has continued to see an impact related to the effects of COVID-19 on orders and deliveries in the first six months of fiscal 2023. While the exact timing and pace of recovery in our markets continues to be indeterminable, commercial air travel is steadily recovering. While the long-term outlook remains positive given the nature of the industry, there continues to be uncertainty with the respect to when commercial air traffic will return to pre-COVID-19 levels.

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

Backlog of Orders
SIFCO’s total backlog at March 31, 2023 was $96.7 million, compared with $72.0 million as of March 31, 2022. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets coupled with extended raw material lead times has resulted in increased bookings. Backlog information may not be indicative of future sales.
Six Months Ended March 31, 2023 compared with Six Months Ended March 31, 2022
Net Sales
Net sales comparative information for the first six months of fiscal 2023 and 2022 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$19.6	$20.0	$(0.4)
Rotorcraft	7.9	7.9	—
Energy components for power generation units	9.7	8.0	1.7
Commercial product and other revenue	3.3	7.9	(4.6)
Total	$40.5	$43.8	$(3.3)

Net sales for the first six months of fiscal 2023 decreased $3.3 million to $40.5 million, compared with $43.8 million in the comparable period of fiscal 2022. In general, the production of the Company's products have lead times of varying lengths. The cybersecurity incident, due to information access limitations and system constraints, impacted domestic operations and the timing of shipments in the second quarter of fiscal 2023. Year over year, the cybersecurity incident and extended raw material lead times largely drove the decrease in sales. The Company's foreign operations were not impacted by the cybersecurity incident and is reflected in the sales to the power generation market that it primarily serves. Fixed wing sales decreased $0.4 million compared with the same period last year primarily due to 767 and 737 programs. Rotorcraft sales were flat compared with the same period last year. The energy components for power generation units increased by $1.7 million due to growth in the steam turbine markets. Commercial products and other revenue decreased $4.6 million in the first six months of fiscal 2023 compared to the same period in fiscal 2022, primarily due to the cybersecurity incident impact to domestic operations and timing of shipments, raw material lead times and the timing of orders related to a munitions program.

Commercial net sales were 53.1% of total net sales and military net sales were 46.9% of total net sales in the first six months of fiscal 2023, compared with 40.8% and 59.2%, respectively, in the comparable period in fiscal 2022. Military net sales decreased by $6.9 million to $19.0 million in the first six months of fiscal 2023, compared with $25.9 million in the comparable period of fiscal 2022, primarily due to timing in order placement related to a munitions program and information access limitations and system constraints as a result of the cybersecurity incident. Commercial net sales increased $3.7 million to $21.5 million in the first six months of fiscal 2023, compared with $17.9 million in the comparable period of fiscal 2022, primarily due to an increase in the power generation steam turbine market and commercial space.

Cost of Goods Sold
Cost of goods sold decreased by $4.8 million, or 11.3%, to $37.6 million, or 92.7% of net sales, during the first six months of fiscal 2023, compared with $42.3 million or 96.7% of net sales, in the comparable period of fiscal 2022. The decrease is primarily due to lower volume, reduction of NRV reserve of $1.2 million and lower labor and idle expense of $0.6 million and $0.4 million, respectively partially offset by higher utility costs of $0.3 million.

Gross Profit
Gross profit increased $1.5 million to $3.0 million in the first six months of fiscal 2023, compared with $1.5 million gross profit in the comparable period of fiscal 2022. Gross profit percent of sales was 7.3% during the first six months of fiscal 2023, compared with 3.3% in the comparable period in fiscal 2022. The increase in gross profit compared to prior fiscal year was primarily due to product mix, reduction of NRV reserve $1.2 million and lower labor and idle expense of $0.6 million and $0.4 million, respectively partially offset by higher utility costs of $0.3 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.1 million, or 17.6%, of net sales during the first six months of fiscal 2023, compared with $6.2 million, or 14.2%, of net sales in the comparable period of fiscal 2022. The increase in selling, general and administrative expenses is primarily due to incremental IT costs related to the cybersecurity incident of $1.0 million. See Note 12, Commitments and Contingencies for further discussion.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first six months of fiscal 2023, compared with $0.2 million in the comparable period of fiscal 2022.

Other/General
In the first six months of fiscal 2022, the Company recognized a gain on extinguishment of debt related to the PPP loan that was forgiven by the SBA for $5.1 million. See Note 5, Debt and Subsequent Event for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2023 and 2022:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2023	2022	2023	2022
Revolving credit agreement	6.3%	1.8%	$ 11.8 million	$ 9.9 million
Foreign term debt	4.2%	3.2%	$ 7.2 million	$ 6.3 million
Other debt	1.5%	0.5%	$ 0.5 million	$ 3.2 million

Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2023 was (1.9)%, compared with 33% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $5.0 million during the first six months of fiscal 2023, compared with net loss of $0.1 million in the comparable period of fiscal 2022. The decrease compared with prior year is primarily due to PPP forgiveness, lower volume and higher selling, general and administrative expenses.

Three Months Ended March 31, 2023 compared with Three Months Ended March 31, 2022

Net Sales
Net sales for the second quarter of fiscal 2023 decreased 21.7% to $19.2 million, compared with $24.6 million in the comparable period of fiscal 2022. The cybersecurity incident, due to information access limitations and system constraints, impacted domestic operations and the timing of shipments in the second quarter of fiscal 2023. Extended raw material lead times in fiscal 2023 also contributed to the decrease in sales. Net sales comparative information for the second quarter of fiscal 2023 and 2022 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$8.8	$10.1	$(1.3)
Rotorcraft	3.5	4.4	(0.9)
Energy components for power generation units	5.1	4.3	0.8
Commercial product and other revenue	1.8	5.8	(4.0)
Total	$19.2	$24.6	$(5.4)
The reduction in commercial product and other revenues of $4.0 million was due to information access limitations and system constraints as a result of the cybersecurity impact to domestic operations and shipments, extended raw material lead times and timing of orders for a munitions program partially offset by an increase in sales related to the commercial space industry. Fixed wing sales decreased $1.3 million compared with the same period last year primarily due to F18 and 737 programs. Rotorcraft sales decreased $0.9 million compared with the same period last year primarily due to V22 and H60 programs and procurement delays caused by prolonged long term agreement negotiations with certain customers. This was partially offset by an increase of $0.8 million in power generation sales driven by growth in the steam turbine market.
Commercial net sales were 59.0% of total net sales and military net sales were 41.0% of total net sales in the second quarter of fiscal 2023, compared with 38.7% and 61.3%, respectively, in the comparable period of fiscal 2022. Military net sales decreased by $7.2 million to $7.9 million in the second quarter of fiscal 2023, compared with $15.1 million in the comparable period of fiscal 2022, primarily due to the timing of orders for a munitions program and F18 and H60 programs. Commercial net sales increased $1.9 million to $11.4 million in the second quarter of fiscal 2023, compared with $9.5 million in the comparable period of fiscal 2022 primarily due to increase in sales related the commercial space, 737, 767 and 787 programs.

Cost of Goods Sold
Cost of goods sold was $17.5 million, or 91.1% of net sales, during the second quarter of fiscal 2023, compared with $23.1 million or 94.1% of net sales, in the comparable period of fiscal 2022, primarily due to lower volume, reduction of NRV reserve of $0.4 million partially offset by higher idle expense and utility costs of $0.5 million and $0.2 million, respectively.

Gross Profit
Gross profit increased $0.2 million to $1.7 million during the second quarter of fiscal 2023, compared with $1.5 million in the comparable period of fiscal 2022. Gross margin was 8.9% during the second quarter of fiscal 2023, compared with 5.9% in the comparable period in fiscal 2022. The increase in gross margin was primarily due to lower costs incurred as noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.8 million, or 20.0% of net sales, during the second quarter of fiscal 2023, compared with $2.7 million, or 10.9% of net sales, in the comparable period of fiscal 2022. The increase is primarily due to IT incident costs of $1.0 million and higher salary and benefit costs of $0.1 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the second quarter of fiscal 2023 compared with $0.1 million in the second quarter of fiscal 2022.

Other/General
Included in other income, net, in the second quarter of fiscal 2022 is the PPP loan for forgiveness of $5.1 million. See Note 5, Debt and Subsequent Event for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the second quarter of both fiscal 2023 and 2022:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2023	2022	2023	2022
Revolving credit agreement	6.7%	1.8%	$ 12.4 million	$ 11.1 million
Foreign term debt	4.9%	5.0%	$ 7.1 million	$ 6.6 million
Other debt	1.4%	1.8%	$ 0.5 million	$ 0.8 million

Income Taxes
The Company's effective tax rate in the second quarter of fiscal 2023 was (1.2)%, compared with 1% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended March 31, 2023 compared to the same period of fiscal 2022. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net (Loss) Income
Net loss was $2.4 million during the second quarter of fiscal 2023, compared with net income of $3.6 million in the comparable period of fiscal 2022. The net income in fiscal 2022 is primarily attributed to the gain on loan extinguishment related to the PPP loan noted above, partially offset by the higher costs noted above.

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
•The omission of the amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA; and
•Neither EBITDA nor Adjusted EBITDA includes the payment of taxes, which is a necessary element of operations.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net (loss) income	$(2,367)	$3,639	$(4,956)	$(52)
Adjustments:
Depreciation and amortization expense	1,626	1,596	3,198	3,210
Interest expense, net	339	193	614	307
Income tax expense (benefit)	28	23	93	(26)
EBITDA	(374)	5,451	(1,051)	3,439
Adjustments:
Foreign currency exchange (gain) loss, net (1)	12	3	9	9
Other (income), net (2)	(328)	(36)	(146)	(68)
Loss (gain) on disposal of assets (3)	14	(2)	3	(2)
Gain on extinguishment of debt (4)	—	(5,106)	—	(5,106)
Equity compensation (5)	85	145	207	306
LIFO impact (6)	(461)	207	(199)	383
IT incident costs (7)	1,086	—	1,087	—
Adjusted EBITDA	$34	$662	$(90)	$(1,039)

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs and foreign energy tax credits.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company's books or asset impairment of long-lived assets.
(4)Represents the gain on extinguishment of debt and interest for the amount forgiven by the SBA as it relates to the PPP loan.
(5)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(6)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
(7)Represents incremental information technology costs as it relates to the cybersecurity incident and loss on insurance recovery.

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. The Company's liquidity could be negatively affected if the Company is unable to find alternative financing prior to the expiration of the Credit Agreement, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. See "Results of Operation" for further discussion of the lingering impacts of COVID-19. See Note 7, Debt and Subsequent Event.
Cash and cash equivalents was $0.3 million at March 31, 2023 and $1.2 million at September 30, 2022. At March 31, 2023, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $0.4 million of cash in the first six months of fiscal 2023, primarily due to operating results and an increase in accounts payable of $3.9 million.

The Company’s operating activities used $3.2 million of cash in the first six months of fiscal 2022, primarily due to operating results, an increase in inventory of $2.4 million, and a reduction of accrued liabilities of $1.2 million, partially offset by accounts receivable collections and a slight increase in accounts payable.

Investing Activities
Cash used for investing activities was $1.4 million in the first six months of fiscal 2023, compared with $1.5 million in the first six months of fiscal 2022. Capital commitments as of March 31, 2023 were $0.5 million. The Company anticipates that the remaining total fiscal 2023 capital expenditures will be within the range of $0.5 million to $1.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $0.8 million in the first six months of fiscal 2023, compared with $4.5 million in the first six months of fiscal 2022.

As discussed in Note 7, Debt and Subsequent Event, the Company's Maniago location obtained borrowings from a lender during the first six months of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan were to be used for working capital purposes. The Company had $0.5 million of net short-term debt repayments in the first six months of fiscal 2023 compared with net short-term debt repayments of $0.1 million in the first six months of fiscal 2022.
The Company had net borrowings to the revolver under the Credit Agreement of $1.8 million in the first six months of fiscal 2023 compared with net borrowings of $3.9 million in the first six months of fiscal 2022.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 7, Debt and Subsequent Event. The availability at March 31, 2023 was $2.5 million, which was greater than the 10.0% of the Revolving Commitment as of March 31, 2023. If availability falls below the 10% level or an event of default occurs, the Company is required to meet the fixed charge coverage ratio covenant, which must not be less than 1.1 to 1.0.
As noted in Note 7, Debt and Subsequent Event, on March 23, 2022, the Company entered its Sixth Amendment which amends the Credit Agreement to, among other things, (i) revise the fixed coverage ratio to exclude the first $1.5 million of unfunded capital expenditures through April 20, 2023, (ii) increase the letter of credit sub-limit from $2.0 million to $3.0 million, (iii)

modify the reference rate from the London interbank offered rate ("LIBOR") to the secured overnight financing rate ("SOFR") under the Credit Agreement, and (iv) revise the property, plant and equipment component of the borrowing base under the Credit Agreement. Additionally, the Export Credit Agreement was amended by the Second Amendment, which replaces the reference rate from LIBOR to SOFR in the Export Credit Agreement.
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
As noted in Note 7, Debt and Subsequent Event, on August 9, 2023, the Company entered into the Seventh Amendment to the Credit Agreement and the Third Amendment to the Export Credit Agreement with its lender. The Seventh Amendment amends the Credit Agreement to, among other things, (i) reduce the Revolving Credit Agreement to $23.0 million, thereby reducing the total revolving commitment to $30.0 million; (ii) modifies the loan maturity date to December 31, 2023; (iii) provides waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement $19.0 million. The Second Amendment amends the Export Credit Agreement to (i) modify the loan maturity date to December 31, 2023 and (ii) provides waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023.
Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. In fiscal year 2022, the Company was able to obtain new financing at its Maniago location to provide Maniago with sufficient liquidity.
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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.

In the first quarter of fiscal 2023, the Company identified the following material weakness:

•On December 30, 2022, the Company experienced a cybersecurity incident that led to a disruption of its domestic operations. As a result of the cyber incident and its residual effects, the Company identified deficiencies in its oversight and backup and recovery controls that represent a material weakness in internal control over financial reporting. See Note 12, Commitments and Contingencies.

The Company is in the process of designing and implementing improved controls to remediate the material weaknesses that continued to exist as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting
As of March 31, 2023, management has designed and implemented additional controls to remediate the previously reported material weaknesses in Item 9A on Form 10-K for the fiscal year ended September 30, 2022 and in Item 4 on Form 10-Q for the first quarter ended December 31, 2022.

•Lack of precise review controls associated with the valuation of inventory at the Orange location and long-lived asset impairment triggering event indicators in the fourth quarter at the Orange location were not sufficient in preventing material errors.

Management, with the oversight of the Audit Committee, took the following steps as part of our remediation efforts:

•Implemented additional review controls related to certain accounting matters with manual calculations and financial statements disclosures to ensure appropriate valuation of inventory and identification and conclusion of indicators of impairment per ASC 360.

Given the remediation efforts noted above, testing of applicable controls completed during the second quarter and the determination that controls are designed and operating effectively, management has concluded that the material weakness in Item 9A on Form 10-K for the fiscal year ended September 30, 2022 has been remediated as of March 31, 2023.

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
If the Company fails to secure alternative financing, it may not be able to support operations.
In connection with its entry into the Seventh Amendment to its Credit Agreement and Third Amendment to its Export Credit Agreement, the Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. Through the referenced amendments, the Company has obtained a lender waiver on Existing Defaults and concluded the forbearance period as described under the Forbearance Agreement dated April 28, 2023. If the Company is unable to find alternative financing in accordance with the Seventh Amendment, the lender of the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be able to provide the post closing deliverables as established under the Seventh Amendment of the Credit Agreement or be successful in restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

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
10.27
Seventh Amendment to Credit Agreement, dated August 9, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated August 10, 2023, and incorporated herein by reference.

10.28
Third Amendment to Export Credit Agreement, dated August 9, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated August 10, 2023, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on August 14, 2023, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2023 and 2022, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets at March 31, 2023 and September 30, 2022, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2023 and 2022, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2023 and 2022, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 14, 2023	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)