Form 10-Q
period 2023-06-30
SIFCO INDUSTRIES INC
filed 2023-09-28
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2023 was 6,107,148.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net sales	$21,853	$21,454	$62,394	$65,269
Cost of goods sold	18,375	21,080	55,935	63,427
Gross profit	3,478	374	6,459	1,842
Selling, general and administrative expenses	3,388	2,821	10,517	9,037
Amortization of intangible assets	63	62	187	252
Gain on disposal of operating assets	(3)	—	—	(2)
Operating income (loss)	30	(2,509)	(4,245)	(7,445)
Interest expense, net	305	146	919	453
Gain on debt extinguishment	—	—	—	(5,106)
Foreign currency exchange loss (gain), net	1	(7)	11	2
Other expense (income), net	323	23	287	(45)
Loss before income tax benefit	(599)	(2,671)	(5,462)	(2,749)
Income tax expense (benefit)	35	(3)	128	(29)
Net loss	$(634)	$(2,668)	$(5,590)	$(2,720)

Net loss per share
Basic	$(0.11)	$(0.46)	$(0.94)	$(0.47)
Diluted	$(0.11)	$(0.46)	$(0.94)	$(0.47)

Weighted-average number of common shares (basic)	5,940	5,840	5,925	5,827
Weighted-average number of common shares (diluted)	5,940	5,840	5,925	5,827
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(634)	$(2,668)	$(5,590)	$(2,720)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	20	(304)	436	(563)
Retirement plan liability adjustment, net of tax	153	188	305	426
Other	—	—	1	—
Comprehensive loss	$(461)	$(2,784)	$(4,848)	$(2,857)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2023	September 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$598	$1,174
Receivables, net of allowance for doubtful accounts of $137 and $111, respectively	20,197	16,515
Contract assets	9,019	10,172
Inventories, net	10,610	8,969
Refundable income taxes	97	97
Prepaid expenses and other current assets	1,176	1,851
Total current assets	41,697	38,778
Property, plant and equipment, net	37,387	39,272
Operating lease right-of-use assets, net	14,567	15,167
Intangible assets, net	333	477
Goodwill	3,493	3,493
Other assets	79	79
Total assets	$97,556	$97,266
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,394	$4,379
Revolver	14,948	11,163
Short-term operating lease liabilities	847	792
Accounts payable	11,469	10,387
Accrued liabilities	6,173	5,868
Total current liabilities	38,831	32,589
Long-term debt, net of current maturities, net of unamortized debt issuance costs	2,994	3,508
Long-term operating lease liabilities, net of short-term	14,203	14,786
Deferred income taxes, net	—	137
Pension liability	4,789	4,812
Other long-term liabilities	676	744
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,107 at June 30, 2023 and 6,040 at September 30, 2022	6,107	6,040
Additional paid-in capital	11,541	11,387
Retained earnings	26,366	31,956
Accumulated other comprehensive loss	(7,951)	(8,693)
Total shareholders’ equity	36,063	40,690
Total liabilities and shareholders’ equity	$97,556	$97,266
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,590)	$(2,720)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	4,821	4,800
Amortization of debt issuance costs	30	30
Gain on disposal of operating assets	—	(2)
Loss on insurance proceeds received for non-property claim	60	—
LIFO effect	(272)	586
Share transactions under company stock plan, net	221	203
Inventory valuation accounts	(1,793)	332
Gain on extinguishment of debt	—	(5,106)
Other long-term liabilities	66	(104)
Deferred income taxes	(136)	(18)
Changes in operating assets and liabilities:
Receivables	(3,160)	2,730
Contract assets	1,153	938
Inventories	869	(1,384)
Prepaid expenses and other current assets	653	479
Other assets	128	(13)
Accounts payable	585	828
Other accrued liabilities	(157)	(857)
Accrued income and other taxes	252	(25)
Net cash (used for) provided by operating activities	(2,270)	697
Cash flows from investing activities:
Proceeds from disposal of operating assets	13	2
Capital expenditures	(1,905)	(2,501)
Net cash used for investing activities	(1,892)	(2,499)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,402
Payments on long-term debt	(809)	(1,039)
Proceeds from revolving credit agreement	60,087	59,668
Repayments of revolving credit agreement	(56,301)	(58,486)
Short-term debt borrowings	4,459	2,762
Short-term debt repayments	(3,965)	(2,715)
Net cash provided by financing activities	3,471	1,592
Decrease in cash and cash equivalents	(691)	(210)
Cash and cash equivalents at the beginning of the period	1,174	346
Effect of exchange rate changes on cash and cash equivalents	115	(25)
Cash and cash equivalents at the end of the period	$598	$111

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(924)	$(423)
Cash paid for income taxes, net	$(16)	$(23)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$306	$336

See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	—	(5,590)	742	(4,848)
Performance and restricted share expense	—	—	292	—	—	292
Share transactions under equity-based plans	67	67	(138)	—	—	(71)
Balance - June 30, 2023	6,107	$6,107	$11,541	$26,366	$(7,951)	$36,063

	Three Months Ended June 30, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439
Comprehensive (loss) income	—	—	—	(634)	173	(461)
Performance and restricted share expense	—	—	86	—	—	86
Share transactions under equity-based plans	(1)	(1)	—	—	—	(1)
Balance - June 30, 2023	6,107	$6,107	$11,541	$26,366	$(7,951)	$36,063

	Nine Months Ended June 30, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2021	5,987	$5,987	$11,118	$41,596	$(9,079)	$49,622
Comprehensive loss	—	—	—	(2,720)	(137)	(2,857)
Performance and restricted share expense	—	—	309	—	—	309
Share transactions under equity-based plans	53	53	(159)	—	—	(106)
Balance - June 30, 2022	6,040	$6,040	$11,268	$38,876	$(9,216)	$46,968

	Three Months Ended June 30, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2022	6,040	$6,040	$11,264	$41,544	$(9,100)	$49,748
Comprehensive loss	—	—	—	(2,668)	(116)	(2,784)
Performance and restricted share expense	—	—	4	—	—	4
Balance - June 30, 2022	6,040	$6,040	$11,268	$38,876	$(9,216)	$46,968

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

The U.S. dollar is the functional currency for all of the Company’s operations in the United States ("U.S.") and its non-operating subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income (loss). The functional currency for the Company's non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2022 Annual Report on Form 10-K. The year-end consolidated condensed balance sheet contained in these financial statements was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(634)	$(2,668)	$(5,590)	$(2,720)

Weighted-average common shares outstanding (basic and diluted)	5,940	5,840	5,925	5,827
Effect of dilutive securities:
Restricted shares	—	—	—	—
Performance shares	—	—	—	—
Weighted-average common shares outstanding (diluted)	5,940	5,840	5,925	5,827

Net loss per share – basic:	$(0.11)	$(0.46)	$(0.94)	$(0.47)

Net loss per share – diluted:	$(0.11)	$(0.46)	$(0.94)	$(0.47)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	211	313	187	309

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

The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. The Company cannot provide assurances that it will be able to provide the remaining post closing deliverable as established under the Seventh Amendment of the Credit Agreement discussed in Note 7, Debt and Subsequent Event or be successful in restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements. The consolidated condensed financial statements do not include any adjustments to the carrying amount and classification of assets, liabilities, and reported expense that may be necessary if the Company was unable to continue as a going concern. See Note 7, Debt and Subsequent Event and Note 13, Subsequent Events.

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

F. Employee Retention Credit
Under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), the Employee Retention Credit ("ERC") is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company, with reasonably assured qualification, submitted and received approval for refunds under the ERC program.

As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. The Company recorded a gross benefit of $1,772, which represented $1,688 claimed as refund and $84 in interest income. The ERC was recognized as a reduction in other manufacturing and selling, general and administrative expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of goods sold of $1,452, selling, general and administrative expense of $236 and interest income $84, respectively and recorded selling, general and administrative expense of $354 for professional fees related to the tax credit in the consolidated condensed statements of operations during the three and nine months ended June 30, 2023. The Company received $1,246 of refunds on May 9, 2023 and recorded $526 in accounts receivable on the consolidated condensed balance sheets as of June 30, 2023.

G. Reclassification
Certain amounts in prior years have been reclassified to conform to the fiscal 2023 consolidated condensed statement presentation. In fiscal 2023, the Company revised its classification within the consolidated condensed statement of cash flows by moving a prior year amount of $332 of inventories from changes in operating assets and liabilities to inventory valuation accounts adjustment to reconcile net loss to net cash used for operating activities to conform to current period presentation.

2.Inventories
Inventories consist of:

	June 30, 2023	September 30, 2022
Raw materials and supplies	$1,763	$2,968
Work-in-process	5,342	3,356
Finished goods	3,505	2,645
Total inventories, net	$10,610	$8,969

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 19% and 42% of the Company’s inventories at June 30, 2023 and September 30, 2022, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,668 and $9,939 higher than reported at June 30, 2023 and September 30, 2022, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of June 30, 2023 and September 30, 2022, our inventory valuation allowances were $3,857 and $5,084, respectively.

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

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the third quarter, the Company evaluated potential triggering events and did not identify any indicators that the asset groups might be impaired.
4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the third quarter, the Company evaluated potential triggering events and determined interim testing was not required.
5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2023	September 30, 2022
Foreign currency translation adjustment	$(5,760)	$(6,196)
Retirement plan liability adjustment, net of tax	(2,204)	(2,509)
Interest rate swap agreement, net of tax	13	12
Total accumulated other comprehensive loss	$(7,951)	$(8,693)

6.    Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Finance lease expense:
Amortization of right-of use assets on finance leases	$11	$2	$47	$16
Interest on lease liabilities	1	—	6	1
Operating lease expense	421	425	1,243	1,283
Variable lease cost	29	29	89	89
Total lease expense	$462	$456	$1,385	$1,389

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	June 30, 2023	September 30, 2022
Assets:
Finance lease assets	Property, plant and equipment, net	$170	$202
Operating lease assets	Operating lease right-of-use assets, net	14,567	15,167
Total lease assets		$14,737	$15,369

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$64	$61
Operating lease liabilities	Short-term operating lease liabilities	847	792
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	98	131
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,203	14,786
Total lease liabilities		$15,212	$15,770

Supplemental cash flow and other information related to leases were as follows:

	June 30, 2023	June 30, 2022
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,261	$1,285
Operating cash flows from finance leases	6	1
Financing cash flows from finance leases	46	18
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	60	—

	June 30, 2023	September 30, 2022
Weighted-average remaining lease term (years):
Finance leases	3.1	3.6
Operating leases	12.8	13.5
Weighted-average discount rate:
Finance leases	4.9%	4.7%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at June 30, 2023 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2023 (excluding the nine months ended June 30, 2023)	$18	$417
2024	68	1,686
2025	37	1,683
2026	30	1,681
2027	22	1,693
Thereafter	—	14,297
Total lease payments	$175	$21,457
Less: Imputed interest	(13)	(6,407)
Present value of lease liabilities	$162	$15,050

7.    Debt and Subsequent Event
Debt consists of:

	June 30, 2023	September 30, 2022
Revolving credit agreement	$14,948	$11,163
Foreign subsidiary borrowings	7,803	7,101
Finance lease obligations	162	192
Other, net of unamortized debt issuance costs $(12) and $(20), respectively	423	594
Total debt	23,336	19,050

Less – current maturities	(20,342)	(15,542)
Total long-term debt	$2,994	$3,508

Credit Agreement and Security Agreement
The Credit Agreement contains affirmative and negative covenants and events of default. On March 23, 2022, the Company entered into the Sixth Amendment (the "Sixth Amendment") to the Credit Agreement and the Second Amendment (the "Second Amendment") to the Export Credit Agreement with its lender. The total collateral at June 30, 2023 and September 30, 2022 was $19,567 and $22,711, respectively, and the revolving commitment was $35,000 for both periods. Total availability at June 30, 2023 and September 30, 2022 was $2,649 and $9,403, respectively, which exceeds both the collateral and total commitment threshold. Since the availability was greater than 10.0% of the revolving commitment as of September 30, 2022, no covenant calculations were required. As of June 30, 2023, the Company was not in compliance with covenant requirements as a result of the Event of Default described below. The Company has a letter of credit balance of $1,970 as of June 30, 2023 and September 30, 2022, respectively. The Credit Agreement under the Sixth Amendment had a maturity date of February 19, 2024. The maturity is modified to December 31, 2023 under the Seventh Amendment (the "Seventh Amendment") to the Credit Agreement, which is discussed in additional detail below.

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

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.25% spread, which was 7.5% at June 30, 2023 and a rate based on LIBOR plus a 2.25% spread, which was 4.9% at September 30, 2022. The Export Credit Agreement as amended has a rate based on SOFR plus a 1.75% spread, which was 7.0% at June 30, 2023 and a rate based on LIBOR plus a 1.75% spread, which was 4.4% at September 30, 2022. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

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
On August 9, 2023, the Company entered into the Seventh Amendment to the Credit Agreement and the Third Amendment (the "Third Amendment") to the Export Credit Agreement with its lender. The Seventh Amendment amends the Credit Agreement to, among other things, (i) reduce the Revolving Credit Agreement to $23,000, thereby reducing the total revolving commitment to $30,000; (ii) advances the loan maturity date to December 31, 2023; (iii) provides a waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement to $18,000 through September 30, 2023 and $19,000 thereafter; (v) the Reserves under the Borrowing Base in the ABL Credit Agreement are reduced to $1,500 through September 30, 2023 and $2,000 thereafter. The Third Amendment amends the Export Credit Agreement to (i) modify the loan maturity date to December 31, 2023 and (ii) provides waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023. Lender’s agreement is subject to satisfaction of certain post closing deliverables, including: (i) one or more proposed term sheets which provide for the refinancing of all of the Obligations, in each case in an amount sufficient to repay the Obligations in full, by no later than September 19, 2023; (ii) a Confidential Information Memorandum ("CIM"), by no later than September 20, 2023; and (iii) a duly executed term sheet providing for the refinancing of all of the Obligations in an amount sufficient to repay the Obligations in full, by no later than October 8, 2023.
The Company has provided to its lender one or more proposed term sheets which provide for the refinancing of all of the Obligations and a CIM as required under the terms of the Seventh Amendment on or before the requisite due dates.
Foreign subsidiary borrowings in USD
Foreign debt consists of:

	June 30, 2023	September 30, 2022
Term loan	$3,616	$3,818
Short-term borrowings	3,703	2,289
Factor	484	994
Total debt	$7,803	$7,101

Less – current maturities	(5,120)	(4,078)
Total long-term debt	$2,683	$3,023

Receivables pledged as collateral	$256	$792

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 7.6%.

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

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $67 and $46 at June 30, 2023 and September 30, 2022, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had an aggregate principal amount of $5,025. The loan proceeds were used for payroll payments and the SBA granted full forgiveness on January 25, 2022. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven. As of June 30, 2023 and September 30, 2022 the PPP loan balance was $0.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2023 was (2.3)%, compared with 1% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Service cost	$6	$10	$18	$31
Interest cost	274	178	824	535
Expected return on plan assets	(277)	(340)	(831)	(1,021)
Amortization of net loss	77	119	230	357
Settlement cost	78	69	78	69
Net periodic pension cost (benefit)	$158	$36	$319	$(29)

During the nine months ended June 30, 2023 and 2022, the Company made $13 and $12 in contributions, respectively, to its defined benefit pension plans. The Company anticipates making $43 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2023, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2023. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2023.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In the first nine months of fiscal 2023, the Company granted 86 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 27 performance-based shares and 59 time-based restricted shares, with a grant date fair value of $2.84 per share. The awards vest over three years. There were 3 shares forfeited during the nine month period ended June 30, 2023.

In the first nine months of fiscal 2023, the Company granted its non-employee directors 38 restricted shares under the 2016 Plan, with a grant date fair value of $3.48 per share, which vest over one year. One award for 42 restricted shares vested in January 2023.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 300 shares that remain available for award at June 30, 2023. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $292 and $309 during the first nine months of fiscal 2023 and 2022, respectively. As of June 30, 2023, there was $348 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.2 years.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Commercial revenue	$13,086	$11,863	$34,629	$29,729
Military revenue	8,767	9,591	27,765	35,540
Total	$21,853	$21,454	$62,394	$65,269

The following table represents revenue by end market:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2023	2022	2023	2022
Aerospace components for:
Fixed wing aircraft	$8,726	$10,351	$28,307	$30,310
Rotorcraft	4,067	4,067	11,960	11,982
Energy components for power generation units	7,005	4,899	16,729	12,902
Commercial product and other revenue	2,055	2,137	5,398	10,075
Total	$21,853	$21,454	$62,394	$65,269

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2023	2022	2023	2022
North America	$15,391	$17,051	$47,037	$53,339
Europe	6,462	4,403	15,357	11,930
Total	$21,853	$21,454	$62,394	$65,269

In addition to the disaggregated revenue information provided above, approximately 47% and 58% of total net sales for the nine months ended June 30, 2023 and 2022, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended June 30, 2023:

Contract assets - Beginning balance, October 1, 2022	$10,172
Additional revenue recognized over-time	28,955
Less amounts billed to the customers	(30,108)
Contract assets - Ending balance, June 30, 2023	$9,019

Contract liabilities (included within Accrued liabilities) - Beginning balance, October 1, 2022	$(807)
Payments received in advance of performance obligations	(1,531)
Performance obligations satisfied	1,435
Contract liabilities (included within Accrued liabilities) - Ending balance, June 30, 2023	$(903)

There were no impairment losses recorded on contract assets as of June 30, 2023 and September 30, 2022.

Remaining performance obligations
As of June 30, 2023, the Company has $122,826 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded costs in selling, general and administrative expense associated with the Cyber Incident of $232 and a benefit of $50 to other expense (income) due to reversal of insurance deductible accrual during the three months ended June 30, 2023. The Company recorded costs of $60 to other expense (income), net of $3,000 insurance recovery and $1,209 to selling, general and administrative expense in the nine months ended June 30, 2023, resulting in net IT incident costs of $182 and $1,269 in the three and nine months ended June 30, 2023, respectively. The Company received the $3,000 of insurance proceeds on February 20, 2023. At June 30, 2023, the Company recorded $1,037 related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures. The Company will accrue these costs as incurred.

13.    Subsequent Events
The Company has evaluated subsequent events through September 28, 2023, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.

On August 9, 2023, the Company entered into the Seventh Amendment to the Credit Agreement and the Third Amendment to the Export Credit Agreement with its lender which waived the Event of Default, ended the forbearance period, and provided for further changes to the agreements. See Note 7, Debt and Subsequent Event for more information.

The Company provided to its lender one or more proposed term sheets which provide for the refinancing of all of the Obligations and a CIM as required under the terms of the Seventh Amendment on or before the requisite due dates. See Note 7, Debt and Subsequent Event for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business (19) the continued long term impact of the COVID-19 pandemic and related residual negative impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition; and (20) in connection with its entry into the Seventh Amendment to its Credit Agreement and Third Amendment to its Export Credit Agreement, the Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. The Company has obtained lender waiver on Existing Defaults and concluded the forbearance period as described under the Forbearance Agreement dated April 28, 2023. If the Company is unable to find alternative financing as contemplated by the terms of the Seventh Amendment, the lender under the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be able to provide the remaining post closing deliverable as established under the Seventh Amendment of the Credit Agreement or be successful in restructuring of existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

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

In fiscal 2023, the Company continued to see an impact on its operations with respect to supply chain lead times and ongoing challenges in the labor market. The Company’s domestic operations during this period were also impacted by the Cyber Incident which resulted in production delays and delayed shipments due to information access limitations. The Company has since completed data recovery and restoration from the Cyber Incident. See Note 12, Commitments and Contingencies.

In fiscal 2022, the residual impact of the COVID-19 pandemic (including a decrease in commercial air travel) and certain geopolitical factors impacting the availability of energy and raw materials continued to effect the Company’s results of operations. While commercial air travel and energy prices began to stabilize beginning in the second quarter of fiscal 2023, the Company continues to monitor these factors and seeks to find ways to mitigate any future impact on its operations.

Backlog of Orders
SIFCO’s total backlog at June 30, 2023 was $122.8 million, compared with $69.4 million as of June 30, 2022. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets has resulted in increased bookings. Backlog information may not be indicative of future sales.
Nine Months Ended June 30, 2023 compared with Nine Months Ended June 30, 2022
Net Sales
Net sales comparative information for the first nine months of fiscal 2023 and 2022 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$28.3	$30.3	$(2.0)
Rotorcraft	12.0	12.0	—
Energy components for power generation units	16.7	12.9	3.8
Commercial product and other revenue	5.4	10.1	(4.7)
Total	$62.4	$65.3	$(2.9)

Net sales for the first nine months of fiscal 2023 decreased $2.9 million to $62.4 million, compared with $65.3 million in the comparable period of fiscal 2022. In general, the production of the Company's products have lead times of varying lengths. The cybersecurity incident, due to information access limitations and system constraints, impacted domestic operations and the timing of shipments in the second quarter of fiscal 2023. Year over year, the Cyber Incident and extended raw material lead times have resulted in delayed shipments. The delayed shipments, coupled with demand shift between military and commercial revenue, largely drove the decrease in sales. The Company's foreign operations were not impacted by the Cyber Incident and is reflected in the sales to the power generation market that it primarily serves.

Fixed wing sales decreased $2.0 million compared with the same period last year primarily due to F18 demand reduction and timing of orders on the 767 and other programs. Rotorcraft sales were flat compared with the same period last year. The energy components for power generation units increased by $3.8 million due to growth in the steam turbine markets. Commercial products and other revenue decreased $4.7 million in the first nine months of fiscal 2023 compared to the same period in fiscal 2022, primarily due to timing of orders related to a munitions program.

Commercial net sales were 55.5% of total net sales and military net sales were 44.5% of total net sales in the first nine months of fiscal 2023, compared with 45.5% and 54.5%, respectively, in the comparable period in fiscal 2022. Military net sales decreased by $7.8 million to $27.8 million in the first nine months of fiscal 2023, compared with $35.5 million in the comparable period of fiscal 2022, primarily due to F18 demand reduction and timing of a munitions program. Commercial net sales increased $4.9 million to $34.6 million in the first nine months of fiscal 2023, compared with $29.7 million in the comparable period of fiscal 2022, primarily due to an increase in the power generation steam turbine market and commercial space.

Cost of Goods Sold
Cost of goods sold decreased by $7.5 million, or 11.8%, to $55.9 million, or 89.7% of net sales, during the first nine months of fiscal 2023, compared with $63.4 million or 97.2% of net sales, in the comparable period of fiscal 2022. The decrease is primarily due to lower volume, ERC benefit of $1.5 million, reduction of NRV reserve of $1.4 million primarily resulting from operational improvements and lower idle and labor expense of $0.7 million and $0.2 million, respectively partially offset by higher outside service costs of $0.3 million.

Gross Profit
Gross profit increased $4.6 million to $6.5 million in the first nine months of fiscal 2023, compared with $1.8 million gross profit in the comparable period of fiscal 2022. Gross profit percent of sales was 10.3% during the first nine months of fiscal 2023, compared with 2.8% in the comparable period in fiscal 2022. The increase in gross profit compared to prior fiscal year was primarily due to product mix, ERC benefit of $1.5 million, reduction of NRV reserve $1.4 million primarily resulting from operational improvements and lower idle and labor expense of $0.7 million and $0.2 million, respectively partially offset by higher outside service costs of $0.3 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.5 million, or 16.9%, of net sales during the first nine months of fiscal 2023, compared with $9.0 million, or 13.8%, of net sales in the comparable period of fiscal 2022. The increase in selling, general and administrative expenses is primarily due to incremental IT costs related to the cybersecurity incident of $1.2 million and professional fees primarily related to the ERC credit of $0.4 million partially offset by ERC benefit of $0.2 million. See Note 12, Commitments and Contingencies for further discussion.

Amortization of Intangibles
Amortization of intangibles was $0.2 million in the first nine months of fiscal 2023, compared with $0.3 million in the comparable period of fiscal 2022.

Other/General
In the first nine months of fiscal 2022, the Company recognized a gain on extinguishment of debt related to the PPP loan that was forgiven by the SBA for $5.1 million. See Note 5, Debt and Subsequent Event for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2023 and 2022:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2023	2022	2023	2022
Revolving credit agreement	6.6%	2.0%	$ 12.6 million	$ 10.4 million
Foreign term debt	4.4%	2.9%	$ 7.3 million	$ 6.3 million
Other debt	1.6%	0.6%	$ 0.5 million	$ 2.3 million

Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2023 was (2.3)%, compared with 1% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period of fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $5.6 million during the first nine months of fiscal 2023, compared with net loss of $2.7 million in the comparable period of fiscal 2022. The decrease compared with prior year is primarily due to PPP forgiveness in fiscal 2022, lower volume and higher selling, general and administrative expenses partially offset by reduction of NRV reserve $1.4 million primarily resulting from operational improvements and net ERC benefit of $1.4 million.

Three Months Ended June 30, 2023 compared with Three Months Ended June 30, 2022

Net Sales
Net sales for the third quarter of fiscal 2023 increased 1.9% to $21.9 million, compared with $21.4 million in the comparable period of fiscal 2022. Net sales comparative information for the third quarter of fiscal 2023 and 2022 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$8.7	$10.3	$(1.6)
Rotorcraft	4.1	4.1	—
Energy components for power generation units	7.0	4.9	2.1
Commercial product and other revenue	2.1	2.1	—
Total	$21.9	$21.4	$0.5
Rotorcraft and commercial product and other revenues sales were flat compared with the same period last year. Fixed wing sales decreased $1.6 million compared with the same period last year primarily due to F18 demand reduction and timing of orders on 737 and 767 programs. This was offset by an increase of $2.1 million in power generation sales driven by growth in the steam turbine market.
Commercial net sales were 59.9% of total net sales and military net sales were 40.1% of total net sales in the third quarter of fiscal 2023, compared with 55.3% and 44.7%, respectively, in the comparable period of fiscal 2022. Military net sales decreased by $0.8 million to $8.8 million in the third quarter of fiscal 2023, compared with $9.6 million in the comparable period of fiscal 2022, primarily due to F18 demand reduction and timing of certain orders. Commercial net sales increased $1.2 million to $13.1 million in the third quarter of fiscal 2023, compared with $11.9 million in the comparable period of fiscal 2022 primarily due to increase in sales related power generation steam blades.

Cost of Goods Sold
Cost of goods sold was $18.4 million, or 84.1% of net sales, during the third quarter of fiscal 2023, compared with $21.1 million or 98.3% of net sales, in the comparable period of fiscal 2022, primarily due to ERC benefit of $1.5 million, reduction of idle expense $0.3 million and reduction of NRV reserve $0.2 million primarily resulting from operational improvements, partially offset by higher labor costs of $0.3 million.

Gross Profit
Gross profit increased $3.1 million to $3.5 million during the third quarter of fiscal 2023, compared with $0.4 million in the comparable period of fiscal 2022. Gross margin was 15.9% during the third quarter of fiscal 2023, compared with 1.7% in the comparable period in fiscal 2022. The increase in gross margin was primarily due to ERC benefit of $1.5 million and lower costs incurred as noted above.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.4 million, or 15.5% of net sales, during the third quarter of fiscal 2023, compared with $2.8 million, or 13.1% of net sales, in the comparable period of fiscal 2022. The increase is primarily due to IT incident costs of $0.2 million and professional fees primarily related to the ERC credit of $0.4 million partially offset by ERC benefit of $0.2 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the third quarter of fiscal 2023 compared with $0.1 million in the third quarter of fiscal 2022.

Other/General
Included in other expense, net, in the third quarter of fiscal 2023 is $0.2 million reclassification of utility rebates into cost of goods sold and $0.1 million of pension settlement expense.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s Credit Agreement in the third quarter of both fiscal 2023 and 2022:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2023	2022	2023	2022
Revolving credit agreement	7.2%	2.4%	$ 14.2 million	$ 11.3 million
Foreign term debt	4.8%	2.3%	$ 7.5 million	$ 6.2 million
Other debt	1.6%	1.8%	$ 0.4 million	$ 0.7 million

Income Taxes
The Company's effective tax rate in the third quarter of fiscal 2023 was (5.8)%, compared with 0.1% for the same period of fiscal 2022. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income during the three months ended June 30, 2023 compared to the same period of fiscal 2022. The effective tax rate differs from the U.S. Federal statutory rate due primarily to the valuation allowance against the Company's U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $0.6 million during the third quarter of fiscal 2023, compared with $2.7 million in the comparable period of fiscal 2022. The lower net loss in fiscal 2023 is primarily attributed to the higher volume, net ERC benefit of $1.4 million and lower costs noted above.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net loss	$(634)	$(2,668)	$(5,590)	$(2,720)
Adjustments:
Depreciation and amortization expense	1,623	1,590	4,820	4,800
Interest expense, net	305	146	919	453
Income tax expense (benefit)	35	(3)	128	(29)
EBITDA	1,329	(935)	277	2,504
Adjustments:
Foreign currency exchange loss (gain), net (1)	1	(7)	11	2
Other expense (income), net (2)	295	(46)	149	(114)
Gain on disposal of assets (3)	(3)	—	—	(2)
Gain on extinguishment of debt (4)	—	—	—	(5,106)
Equity compensation (5)	85	4	292	309
Pension settlement expense (6)	78	69	78	69
LIFO impact (7)	(73)	202	(272)	586
IT incident costs, net (8)	182	—	1,269	—
Strategic alternative expense (9)	29	—	29	—
Adjusted EBITDA	$1,923	$(713)	$1,833	$(1,752)

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
(8)Represents incremental information technology costs as it relates to the cybersecurity incident and loss on insurance recovery.
(9)Represents expense related to evaluation of strategic alternatives.

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
Cash and cash equivalents was $0.6 million at June 30, 2023 and $1.2 million at September 30, 2022. At June 30, 2023, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $2.3 million of cash in the first nine months of fiscal 2023, primarily due to operating results and an increase in accounts receivable of $3.2 million partially offset by contract asset and inventory reductions of $1.2 million and $0.9 million, respectively. The increase in accounts receivable is primarily driven by timing of shipments and accrual of ERC refund of $0.5 million. The decrease in inventory is primarily driven by timing of raw material receipts.

The Company’s operating activities provided $0.7 million of cash in the first nine months of fiscal 2022, primarily due to operating results, a decrease in accounts receivable of $2.7 million, partially offset by increases in inventory $1.4 million.

Investing Activities
Cash used for investing activities was $1.9 million in the first nine months of fiscal 2023, compared with $2.5 million in the first nine months of fiscal 2022. Capital commitments as of June 30, 2023 were $1.1 million. The Company anticipates that the remaining total fiscal 2023 capital expenditures will be within the range of $0.5 million to $1.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $3.5 million in the first nine months of fiscal 2023, compared with $1.6 million in the first nine months of fiscal 2022.

As discussed in Note 7, Debt and Subsequent Event, the Company's Maniago location obtained borrowings from a lender during the first nine months of fiscal 2022 for approximately $1.1 million with a six year term. The proceeds of this loan were to be used for working capital purposes. The Company had $0.5 million of net short-term debt borrowings in the first nine months of fiscal 2023 compared with net short-term debt borrowings of $0.1 million in the first nine months of fiscal 2022.
The Company had net borrowings to the revolver under the Credit Agreement of $3.8 million in the first nine months of fiscal 2023 compared with net borrowings of $1.2 million in the first nine months of fiscal 2022.
Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 7, Debt and Subsequent Event. The availability at June 30, 2023 was $2.6 million, which exceeds both the collateral and total commitment threshold as of June 30, 2023.

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
As noted in Note 7, Debt and Subsequent Event, the Company provided to its lender one or more proposed term sheets which provide for the refinancing of all of the Obligations and a CIM on or before the requisite due dates as required under the terms of the Seventh Amendment.
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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.

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

The Company is in the process of designing and implementing improved controls to remediate the material weakness that continued to exist as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting
Except for the remediation items described in Item 4 related to prior quarter findings, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed with the SEC on September 28, 2023, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2023 and 2022, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets at June 30, 2023 and September 30, 2022, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2023 and 2022, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods June 30, 2023 and 2022, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: September 28, 2023	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 28, 2023	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)