Form 10-K
period 2023-09-30
SIFCO INDUSTRIES INC
filed 2024-01-02
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $13,037,758.

The number of the Registrant’s Common Shares outstanding at November 30, 2023 was 6,104,439.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 31, 2024 (including Part III thereof).

Annual Report on Form 10-K
For the Year-ended September 30, 2023

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

Cybersecurity Incident
As reported on Forms 8-K filed January 6, 2023 and February 10, 2023, the Company became aware of unauthorized access to the Company's systems on December 30, 2022. The Company’s domestic operations were impacted by this Cybersecurity Incident ("Cyber Incident") which resulted in production delays and delayed shipments due to information access limitations. The Company immediately initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company has since completed data recovery and restoration from the cyber incident. See Note 11, Commitments and Contingencies.

B.Principal Products and Services
Operations
SIFCO is a manufacturer of forgings and machined components for the Aerospace and Defense, Energy and Commercial Space markets. We provide our customers with envelope and precision forgings, rough and finished machined components, as well as sub-assemblies. SIFCO services both original equipment manufacturers ("OEM"), Tier 1 and Tier 2 suppliers, and aftermarket service providers with products that range in size from approximately 2 to 1,200 pounds. The Company's strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability.

SIFCO's long-term plan is to have a balance comprised of military and commercial aerospace revenues, supplemented with energy, commercial space, and adjacent market components. In fiscal 2023, commercial and military revenues accounted for 55.6% and 44.4% of revenues, respectively, compared with 47.4% in commercial revenues and 52.6% in military revenues in fiscal 2022. The Company's capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, nickel alloys, titanium and aluminum.

SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange, California ("Orange"); and Maniago, Italy ("Maniago"). SIFCO's operations are AS 9100D and/or ISO 9001:2015 certified and the Company also holds multiple National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) certifications and site approvals from key OEM customers. During fiscal year 2022, the Company was subject to a NADCAP audit in Orange pursuant to which maintenance issues were identified that required remediation in order to meet the requisite qualifications for NADCAP Certification. The Company temporarily lost NADCAP Certification at its Orange location in the third quarter of fiscal 2022 and was required to outsource the process that required such certification to a third party. The Company regained such NADCAP Certification in Orange in the first quarter of fiscal 2023 and was able to fully resume operations.

The Company's success is not dependent on patents, trademarks, licenses or franchises.

Raw Materials
While the residual effects from the COVID-19 pandemic disrupted the global supply chain and availability of raw materials, SIFCO generally has multiple sources for its raw materials, which consist primarily of high-quality metals essential to its business. Suppliers of such materials are located principally in North America and Europe. SIFCO generally does not depend on a single source for the supply of its materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. The Company has experienced delays in the supply chain, which could effect our ability to timely obtain materials and components from our suppliers in the quantities we require or on favorable terms. As a result of supply chain disruptions and inflationary pressures, the Company has experienced increases in pricing for raw materials which could effect our customer demand and cost.

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

Industry
The performance of the domestic and international air transport industry, the energy industry, as well as government defense spending, directly and significantly impact the performance of SIFCO. The residual impacts of COVID-19 continue to be assessed by the Company. While demand for travel declined at a rapid pace beginning in the second half of our fiscal 2020, commercial air travel has progressively shown signs of recovery to pre-pandemic levels in fiscal 2023 with increasing air traffic, in both domestic and international markets.

•SIFCO supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. The Company's top programs include Blackhawk (H60), C-130, F-18 and F-35. The defense budget in the United States varies from year to year, driven by defense procurement policy and government budget constraints. Coming out of the pandemic, the defense aerospace market has been impacted by COVID overproduction and build rates. Uncertainty may arise if the government reprioritizes funding as a result of, among other factors, potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement strategy, military strategy and planning, and broader changes in social, economic or political demands or priorities. Certain programs in which the Company participates have seen favorable trends, which are expected to continue.

•SIFCO supplies components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus, and for general aviation. Domestic and international travel are now at pre-pandemic levels. Build rates, particularly the Boeing 777-9 (formerly 777X), 787, 737 MAX and the Airbus A350, declined and partially rebounded in 2022, but not as quickly as previously anticipated. In fiscal year 2023, build rates on these platforms continued to rebound.

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

•SIFCO supplies components to the commercial space industry, which is rapidly evolving. An increasing number of companies are participating in the space launch and reentry programs, which brings continuous development, innovation in technologies, and new approaches in this market. We believe there is an opportunity for SIFCO to gain an increased market share as this industry continues to evolve and grow.

•SIFCO supplies components to the semiconductor industry, for use in the manufacture of microchips. These components require very challenging material properties and purity. Our technical expertise has allowed SIFCO to gain customer certifications for a variety of materials in the this application. We believe this market holds growth opportunity for SIFCO.

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

Customers
During fiscal 2023, SIFCO had one direct customer that accounted for 12% of consolidated net sales; and 32% of the Company's consolidated net sales were from three customers and their direct subcontractors, which individually accounted for 12%, 10% and 10% of net sales, respectively. SIFCO believes that the loss of sales to such customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, as one or more major customers have reduced their purchases, SIFCO has generally been successful in gaining new business, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 12, Business Information.

Backlog of Orders
SIFCO’s total backlog as of September 30, 2023 increased to $120.1 million, compared with $81.9 million as of September 30, 2022. Orders for delivery scheduled in the upcoming fiscal year 2024 increased to $89.6 million compared with $65.5 million scheduled in fiscal 2023. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2023 compared with the previous year is primarily due to timing of annual awards, SIFCO's customers adjusting orders due to recovery within the commercial airline industry, new content awarded, and extended raw material lead times. Backlog information may not be indicative of future sales.

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

D.Human Capital Management
SIFCO employed approximately 348 full-time employees at the beginning of fiscal 2023, which increased to approximately 368 employees at the end of fiscal 2023.

The Company’s employees include full-time, part-time, and temporary employees. Approximately 68% of our employees were located within the U.S. and 32% of our employees were located in Italy. Approximately 61% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.

The Company is a party to collective bargaining agreements ("CBA") with certain employees within the Cleveland location. The Company ratified its CBA with one such bargaining unit in December 2019 and ratified its CBA with the second bargaining unit in December 2021. The Maniago location is party to the National Collective Agreement in Metalworking, which renewed in February 2021.

The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. There are several ways in which we attract, develop, and retain highly qualified talent and measure the ongoing effectiveness of our human capital management practices, including by making the safety and health of our employees a top priority. The Company is focused on ensuring the health of our employees through the implementation of standards, controls, and inspections to help ensure that our operations and premises comply with national and local regulations. In addition, the Company conducts annual employee development reviews, identifies growth opportunities, which include employee rotations, promotes value-based recognition programs and engages employees in continuous improvement activities.

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
The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft. Demand for commercial aircraft is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S. and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors including the effects of terrorism, health and safety concerns and environmental constraints imposed upon aircraft operators. Residual negative impacts of the COVID-19 pandemic on the commercial aerospace industry may continue for a prolonged period of time. We continue to experience changes in demand from our customers in this market and a reduction in demand for commercial aircraft will adversely impact our net sales and operating results.

There is risk that the industry reintroduces mitigation strategies in response to residual impacts from COVID-19, which could include reduced capacity and shifting route patterns. Furthermore, airlines may experience reduced demand due to reluctance by the flying public to travel due to travel restrictions and/or social distancing requirements. The residual impacts from the COVID-19 pandemic also has increased uncertainty with respect to global trade volumes, which could put negative pressure on cargo traffic levels. Any of these factors would have a significant impact on the demand within the commercial aerospace industry. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft could put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the COVID-19 pandemic or its aftermath further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.

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
As of September 30, 2023, our total backlog was $120.1 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.

SIFCO business is dependent on a few number of direct and indirect customers.
A substantial portion of SIFCO's business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2023, one direct customer accounted for approximately 12% percent of our consolidated net sales and three direct customers and their direct subcontractors accounted for approximately 32% of the Company’s consolidated net sales. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.

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

We continue to provide for remote work for certain of our employees, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.

SIFCO relies on our suppliers to meet the quality and delivery expectations of our customers.
The ability to deliver SIFCO's products on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require SIFCO to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. Consequently, we risk disruptions in our supply of key products and components if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises or other factors. We have and may continue to experience delays in the delivery of such products as a result of increased demands and pressures on the supply chain, customs, labor issues, geopolitical pressures, disruptions associated with changes in political, economic, and social conditions, weather, laws and regulations. Unfavorable fluctuations in price, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company's ability to meet demands of customers and cause negative impacts to the Company's cost structure, profitability and its cash flow. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.

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

As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, management determined that SIFCO’s internal control over financial reporting and its disclosure controls and procedures were not effective. Management identified deficiencies in its oversight and backup and recovery controls that represent a material weakness in internal control over financial reporting. Until remediated, this material weakness could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis. As with any internal control deficiency, there can be no assurance that our remedial measures will be successful or otherwise sufficient to address the material weakness. If the Company is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Labor disruptions by our employees or personnel turnover and/or shortage could adversely affect our business.
As of September 30, 2023, we employed approximately 378 people. We face competition for management and employees from other companies and organizations. If we continue to experience turnover and/or are unable to quickly hire employees and subsequently retain our workforce, or we experience a significant or prolonged work stoppage in such an environment, we may experience increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to secure new work and our results of operations and financial condition could be adversely affected. Additionally, two of our locations are parties to collective bargaining agreements. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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

Risks Related to Financial Matters
A decline in operating results or access to financing may have an adverse impact on our liquidity position.
Our ability to make required payments of principal and interest on our debt will depend in part on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, political and other factors, some of which are beyond our control. Accordingly, conditions could arise that could limit our ability to generate sufficient cash flows or to access borrowings to enable us to fund our liquidity needs, which could further limit our financial flexibility or impair our ability to obtain alternative financing sufficient to repay our debt at maturity. We believe that our cash on hand, together with funds generated by our operations and borrowings under our existing credit facilities, will provide us with sufficient liquidity and capital resources to meet our operating needs for the foreseeable future. Significant assumptions underlie this belief however, including, among other things, assumptions relating to future sales volumes, the successful implementation of our business strategies and that there will be no material adverse developments in our competitive market position, business, liquidity or capital requirements. In the event that we do not have sufficient liquidity, we may be required to seek additional capital, reduce or cut back our operating activities, capital expenditures or otherwise alter our business strategy. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional debt, the agreements governing that debt may contain significant financial and other covenants that may materially restrict our operations. The Company may not be able to obtain refinancing or additional financing on favorable terms or at all.

The Company has identified certain risks related to the Company's ability to continue as a going concern. See Note 1, Going Concern for further information.

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
The financial markets can experience high levels of volatility and disruption, reducing the availability of credit for certain issuers and the financial markets have undergone significant volatility in reaction to various macroeconomic factors.

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
Goodwill and other intangible assets are a component of our assets. At September 30, 2023, goodwill was $3.5 million and other intangible assets were $0.3 million of our total assets of $96.5 million. We may have to write off all or part of our goodwill or other intangible assets if their value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.

General Risks
Our business is subject to risks associated with widespread public health crises.
We have continued to see a prolonged residual impact of the COVID-19 pandemic on the economy, our industry, and our business, with increased challenges for customers, labor shortages, supply chain disruptions, and increasing inflation, among others.

The pandemic has affected and is expected to continue to affect certain elements of our operations and business. As a result, we have been operating in industries which continue to be impacted by the COVID-19 pandemic. As a result of the residual impacts of the pandemic, we may in the future experience, production site shutdowns, and workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at the facilities operated by our customers and suppliers. Further or a more prolonged suspension of operations or delayed recovery in our operations, and/or any similar suspension of operations or delayed recovery at one or more of our key suppliers, or the failure of any of our key suppliers, would result in further challenges to our business, leading to a further material adverse effect on our business, financial condition, results of operations, and cash flows.

We expect to continue to experience unpredictable changes in demand from the markets we serve. The A&E industries continue to be negatively impacted by the residual impacts of the COVID-19 pandemic and its effects as a result of various restrictions on air travel, supply chain disruptions and labor shortages. These factors have caused reductions in demand for commercial aircraft, which have adversely impacted our net sales and operating results and may continue to do so for an extended period of time. Further, an overall reduction in business activity as a result of the disruption previously led to a softening of the energy market. If the residual impact of the pandemic continues and/or conditions worsen, we may experience additional adverse impacts on our operations, costs, customer orders, and collections of accounts receivable, which may be material. While we are unable to predict the magnitude of the impact of these factors at this time, the loss of, or significant reduction in, purchases by our large customers could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, the residual impacts of the pandemic could lead to an extended disruption of economic activity whereby the impact on our consolidated results of operations, financial position and cash flows could be material. While the potential economic impact brought by and the duration of the residual impacts of the coronavirus outbreak may be difficult to assess or predict, the resurgence of a widespread pandemic could result in significant or sustained disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. While the Company believes it has adequate cash/liquidity available to finance its operations, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to general economic, financial, competitive and other factors (including the continued residual impact of COVID-19) beyond our control. In addition, while we believe we have taken appropriate steps to maintain a safe workplace to protect our employees from contracting and spreading the coronavirus, we may not be able to prevent the spread of the virus among our employees, face litigation or other proceedings making claims related to unsafe working conditions, inadequate protection of our employees or other claims. Any of these claims, even if without merit, could result in costly litigation or divert management's attention and resources. Furthermore, we may face a sustained disruption to our operations due to one or more of the factors described above.

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
f.changes in general conditions in the domestic and global economies or financial markets, including those resulting from war, incidents of terrorism, health crises or responses to such events;
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

Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2023 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraph are approximations:
•SIFCO operates and manufactures in multiple facilities—(i) an owned 280,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California, and (iii) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy.

Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. See Note 11, Commitments and Contingencies, for more information regarding the legal proceedings in which the Company is involved.

Item 4A. Executive Officers of the Registrant
Set forth below is certain information concerning the Company's executive officers. The executive officers are appointed annually by the Board of Directors.
•Peter W. Knapper - President and Chief Executive Officer
•Thomas R. Kubera - Chief Financial Officer

Name	Age	Title and Business Experience
Peter W. Knapper	62	President and Chief Executive Officer since June 2016. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation, holding positions including Vice President of Operations of TECT Power, Corporate Director of Strategy and Site Development, and President of TECT Aerospace. In addition, Mr. Knapper held progressive leadership roles for other companies including Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, and GE Aircraft Engines. Mr. Knapper has 38 years of experience in Aerospace and related industries.

Thomas R. Kubera	64	Chief Financial Officer since August 8, 2018. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.

PART II

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business (19) the continued long term impact of the COVID-19 pandemic and related residual negative impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition; and (20) in connection with its entry into the Ninth Amendment (the "Ninth Amendment") to its Credit Agreement and Fourth Amendment (the "Fourth Amendment") to its Export Credit Agreement, and as a condition to the consummation by the Company’s senior lender of the transactions contemplated thereby: (a) the Company incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3.0 million, which subordinated loan is subject to the terms and conditions of an Intercreditor and Subordination Agreement by and among the Company, GHI and the Company’s senior lender; and (b) Mr. Silk executed and delivered a personal guaranty in favor of the Company’s senior lender of certain Company indebtedness under the Credit Agreement and the Export Credit Agreement. The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. If the Company is unable to restructure existing debt obligations, obtain capital or enter into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations by the terms of the Ninth Amendment, the lender under the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”

Dividends and Shareholders
The Company did not declare a cash dividend during fiscal 2023 or fiscal 2022. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations, focusing on its long-term plan and growth. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At November 30, 2023, there were approximately 298 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.

Reference Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information related to the Company’s equity compensation plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIFCO is engaged in the production of forgings and machined and sub-assembled components primarily for the Aerospace and Defense, Energy and Commercial Space markets. The processes and services include forging, heat-treating, chemical processing and machining. The Company operates under one business segment.

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

Cybersecurity Incident
As reported on Forms 8-K filed January 6, 2023 and February 10, 2023, the Company became aware of unauthorized access to the Company's systems on December 30, 2022. The Company’s domestic operations were impacted by this Cybersecurity Incident which resulted in production delays and delayed shipments due to information access limitations. The Company initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company has since completed data recovery and restoration from the cyber incident. See Note 11, Commitments and Contingencies.

Fiscal Year 2023 Compared with Fiscal Year 2022
Net Sales
Net sales comparative information for fiscal 2023 and 2022, respectively, is as follows:

(Dollars in millions)	Years Ended September 30,		Year Over Year Increase (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$40.1	$39.5	$0.6
Rotorcraft	16.4	15.6	0.8
Energy components for power generation units	23.0	17.4	5.6
Commercial product and other revenue	7.5	11.4	(3.9)
Total	$87.0	$83.9	$3.1

Net sales in fiscal 2023 increased 3.7%, or $3.1 million to $87.0 million, compared with $83.9 million in fiscal 2022. The timing of shipments, coupled with increased demand in the steam turbine power generation market, have contributed to the increase in deliveries in fiscal 2023 than in fiscal 2022. Fixed wing aircraft sales increased $0.6 million compared with the same period last year primarily due to F35, 737 and 787 programs. Rotorcraft sales increased $0.8 million in fiscal 2023 compared to the same period in fiscal 2022 primarily due to commercial and Blackhawk programs. The energy components for power generation units increased $5.6 million compared with the same period last year due to growth in the steam turbine markets. Commercial products and other revenue decreased $3.9 million in fiscal 2023 compared to the same period in fiscal 2022, primarily due to timing of orders related to a munitions program partially offset by an increase in commercial space.

Commercial net sales were 55.6% of total net sales and military net sales were 44.4% of total net sales in fiscal 2023, compared with 47.4% and 52.6%, respectively, in the comparable period in fiscal 2022. Commercial net sales increased $8.6 million to $48.4 million in fiscal 2023, compared to $39.8 million in fiscal 2022 primarily due to growth in the energy components for power generation units (steam turbine markets) and the increase in build rates in the commercial aerospace industry. Military net sales decreased $5.4 million to $38.7 million in fiscal 2023, compared to $44.1 million in fiscal 2022 primarily due to V22 demand reduction and timing of orders related to a munition program.

Cost of Goods Sold
Cost of goods sold ("COGS") decreased by $6.3 million, or 7.3%, to $79.5 million, or 91.3% of net sales, during fiscal 2023, compared with $85.8 million or 102.2% of net sales in the comparable period of fiscal 2022. The decrease was primarily due to increased volume, ERC benefit of $1.5 million and reduction of net realizable value ("NRV") reserve of $0.9 million and lower idle expense of $0.9 million. Current year results include $2.1 million of idle expense and $0.9 million benefit associated with NRV compared with prior year costs of $3.1 million and $1.5 million, respectively.

Gross Profit (Loss)
Gross profit increased by $9.4 million, to $7.5 million during fiscal 2023, compared with a loss of $1.9 million in fiscal 2022. Gross margin percent of sales was 8.7% during fiscal 2023, compared with (2.2%) in fiscal 2022, primarily due to increased volume, ERC benefit of $1.5 million, reduction of NRV reserve and idle expense, and lower outside processing costs compared with the prior year.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $14.0 million, or 16.1% of net sales, during fiscal 2023, compared with $11.9 million, or 14.2% of net sales, in fiscal 2022. The increase in selling, general and administrative expenses is primarily due to incremental IT costs related to the cybersecurity incident of $1.3 million and professional fees primarily related to the ERC credit of $0.4 million partially offset by ERC benefit of $0.2 million. See Note 11, Commitments and Contingencies for further discussion on cyber incident.

Amortization of Intangibles
Amortization of intangibles decreased $0.1 million to $0.2 million during fiscal 2023, compared with $0.3 million in the comparable period of fiscal 2022. The decrease was primarily due to certain intangible assets that were fully amortized during fiscal 2023.

Other/General
The Company recorded an operating loss of $6.7 million during fiscal 2023, compared with an operating loss of $14.1 million in fiscal 2022.

Prior year results included a gain on extinguishment of debt related to the PPP loan, that was forgiven by the SBA, for $5.1 million. See Note 5, Debt and Subsequent Event for further discussion.

Net interest expense was $1.3 million in fiscal 2023 compared with $0.6 million in fiscal 2022. The increase was due to higher interest rates and higher average borrowings compared with the prior year. See Note 5, Debt and Subsequent Event for further discussion.

The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2023 and 2022:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2023	2022	2023	2022
Revolving credit agreement	6.9%	2.6%	$ 13.1 million	$ 10.4 million
Foreign term debt	4.6%	2.8%	$ 7.1 million	$ 6.2 million
Other debt	1.5%	0.7%	$ 0.5 million	$ 1.9 million

The Company believes that inflation did not materially impact its results of operations in either fiscal 2023 or 2022.

Income Taxes
The Company’s effective tax rate in fiscal 2023 was (1.9%) compared with 0.4% in fiscal 2022. The decrease in the effective tax rate in fiscal 2023 is primarily attributable to changes in jurisdictional mix of income in fiscal 2023 compared with the same period in fiscal 2022. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $8.7 million during fiscal 2023, compared with $9.6 million in fiscal 2022. The decrease in net loss in the current period was primarily due to increased volume, ERC refund benefit, reduction of NRV reserve and idle expense, lower outside processing costs and stabilized raw material pricing partially offset by cybersecurity incident costs. Prior year results included a $5.1 million gain on debt extinguishment previously noted.

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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2023	2022
Net loss	$(8,692)	$(9,640)
Adjustments:
Depreciation and amortization expense	6,404	6,348
Interest expense, net	1,348	646
Income tax expense (benefit)	159	(43)
EBITDA	(781)	(2,689)
Adjustments:
Foreign currency exchange loss, net (1)	9	15
Other loss (income), net (2)	275	(149)
Loss (gain) on disposal of assets (3)	1	(7)
Gain on debt extinguishment (4)	—	(5,106)
Equity compensation expense (5)	375	428
Pension settlement/curtailment benefit (6)	108	208
LIFO impact (7)	(305)	729
IT incident costs, net (8)	1,275	—
Strategic alternative expense (9)	86	—
Adjusted EBITDA	$1,043	$(6,571)

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company's books.
(4)Represents the gain on extinguishment of debt and interest for the amount forgiven by the SBA as it relates to the PPP loan in fiscal 2022.
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

B.         Liquidity and Capital Resources
Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our Credit Agreement (as defined below under "Financing Activities"). The Company's liquidity could be negatively affected if the Company is unable to restructure existing debt obligations, obtain capital or enter into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. See Note 5, Debt and Subsequent Event.

Cash and cash equivalents decreased to $0.4 million at September 30, 2023 compared with $1.2 million at September 30, 2022. At September 30, 2023 and 2022, cash included financing proceeds for capital investment and a nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. Distributions from the Company’s non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.

Operating Activities
The Company’s operating activities used $1.4 million of cash in fiscal 2023, compared with $0.3 million provided in fiscal 2022. The cash used by operating activities in fiscal 2023 was primarily due to net operating loss of $8.7 million, adjusted for non-cash items such as change in NRV reserve $1.1 million, and LIFO benefit of $0.3 million, partially offset by depreciation and amortization of $6.4 million, equity based compensation of $0.3 million and sources of working capital of $1.7 million. The source of cash from working capital of $1.7 million was primarily due to increase in accounts payable due to timing of payments and lower inventories due to extended lead times, partially offset by higher accounts receivable due to increased sales at the end of the fiscal year.

The Company’s operating activities provided $0.3 million of cash in fiscal 2022. The cash provided by operating activities in fiscal 2022 was primarily due to non-cash items, such as depreciation and amortization of $6.3 million, inventory write down to NRV of $1.5 million, LIFO effect of $0.7 million, equity based compensation of $0.3 million and source of working capital of $6.0 million, partially offset by the forgiveness of the PPP loan of $5.1 million and net loss of $9.6 million. The source of cash from working capital of $6.0 million was primarily due to reductions in receivables due to lower sales and improved collections as well as decreases in inventories, partially offset by payments to suppliers.

Investing Activities
Cash used for investing activities was $2.4 million in fiscal 2023, compared with $3.2 million in fiscal 2022. Fiscal 2023 and fiscal 2022 expenditures were used primarily for manufacturing enhancement and maintenance capital. Capital commitments at September 30, 2023 were $1.1 million. The Company anticipates the total fiscal 2024 capital expenditures will be within the range of $3.5 million to $4.5 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.

Financing Activities
Cash provided by financing activities was $2.9 million in fiscal 2023 compared to cash provided by financing activities of $3.7 million in fiscal 2022.

As discussed in Note 5, Debt and Subsequent Event, the Company amended the Credit Agreement and the Export Agreement on August 9, 2023. The combined maximum borrowings decreased to $30.0 million from $35.0 million. The Seventh Amendment (the "Seventh Amendment") to the Credit Agreement (as amended, the "Credit Agreement") consists of a senior secured revolving credit facility with a maximum borrowing of $23.0 million, previously $28.0 million. The revolving commitment through the Third Amendment (the "Third Amendment") of the Export Credit Agreement, which lends amounts to the Company on foreign receivables remained unchanged at $7.0 million. The Seventh Amendment, among other things, (i) advanced the loan maturity date to December 31, 2023; (ii) provided a waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement to $18.0 million through September 30, 2023 and $19.0 million thereafter; (v) the Reserves under the Borrowing Base in the ABL Credit Agreement were reduced to $1.5 million through September 30, 2023 and $2.0 million thereafter. The Third Amendment amends the Export Credit Agreement to (i) modified the loan maturity date to December 31, 2023 and (ii) provided waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023. The Seventh Amendment was subject to satisfaction of certain post closing deliverables, including: (i) one or more proposed term sheets which provide for the refinancing of all of the Obligations under the current Credit Agreement, in each case in an amount sufficient to repay the Obligations in full, by no later than September 19, 2023; (ii) a Confidential Information Memorandum ("CIM"), by no later than September 20, 2023; and (iii) a duly executed term sheet providing for the refinancing of all of the Obligations in an amount sufficient to repay the Obligations in full, by no later than October 8, 2023. All post closing deliverables were satisfied as required under the Seventh Amendment.

As discussed in Note 5, Debt and Subsequent Event, on November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement (the "Eighth Amendment") with its Lender. The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1.5 million, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion.

As discussed in Note 5, Debt and Subsequent Event, on December 21, 2023 the Company entered into the Ninth Amendment (the "Ninth Amendment") to the Credit Agreement and the Fourth Amendment (the "Fourth Amendment") to the Export Credit Agreement with its lender JPMorgan Chase Bank, N.A. (the "Lender") The Ninth Amendment amends the Credit Agreement to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and GHI of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million immediately available funds on the Ninth Amendment Effective Date; (ii) delay the maturity date from December 31, 2023 to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement; (iii) reduce the Revolving Commitment from $23.0 million to $19.0 million; (iv) modify the Reserves of $1.5 million, increasing on the first day of each month by $0.3 million, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion (which may be by email from the Lender), plus (d) the PP&E Component; (v) modify the Applicable Margin schedule to reflect the following applicable rates 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate). The Fourth Amendment of the Export Credit Agreement, to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and GHI of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million in immediately available funds on the Ninth Amendment Effective Date; and (ii) delay the maturity date to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms thereof.

The Company incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3.0 million (the “Subordinated Loan”) as a condition to the consummation of the transactions contemplated by the Ninth Amendment to the Credit Agreement. See Note 13, Related Party Transactions and Note 14, Subsequent Event for further discussion.

As discussed in Note 5, Debt and Subsequent Event, the Company's Maniago, Italy location did not obtain any new borrowings in fiscal 2023. The Company repaid $2.0 million of its Company's foreign term loans in 2023.

In fiscal 2022, the Company's Maniago, Italy location obtained borrowings from two separate lenders. The first loan was for $1.2 million with repayment terms of six years. A second loan with a five year term was obtained in the amount of $1.0 million. The proceeds of the first loan is to be used for working capital purposes, the proceeds of the second loan are earmarked for capital investment. The Company repaid $1.2 million of its Company's foreign term loans in 2022.

The Company had net borrowings under its revolving credit facility of $5.1 million in fiscal 2023 and $2.2 million in fiscal 2022. Amounts borrowed under the Credit Agreement are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries. Borrowings will bear interest at the lender's established domestic rate or SOFR, plus the applicable margin as set forth in the Credit Agreement. The revolver has a rate based on SOFR plus a 2.25% spread, which was 7.68% at September 30, 2023 and the Export Credit Agreement, as discussed in Note 5, Debt and Subsequent Event, has a rate based on SOFR plus a 1.75% spread, which was 7.18% at September 30, 2023. The Company also has a commitment fee of 0.25% under the Credit Agreement to be incurred on the unused balance of the revolver.

As the Company’s Credit Agreement is asset-based, a sustained significant decrease in revenue in the U.S. or excessive aging of the underlying receivables could materially affect the collateral capacity limitation of the availability under the Credit Agreement and could impact our ability to comply with covenants in our Credit Agreement.

Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability as discussed in Note 5, Debt and Subsequent Event. The availability at September 30, 2023 was $2.8 million. If the availability had fallen short, the Company would be required to meet the fixed charge coverage ratio ("FCCR") covenant, which must not be less than 1.1 to 1.0. In the event of a default, we may not be able to access our revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. Because the availability was greater than the $1.5 million Reserve minimum as of September 30, 2023, the FCCR calculation was not required.

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

D.        Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. The Company believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from the management's estimates under different assumptions or conditions.

Significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1, Summary of Significant Accounting Policies. The Company believes that the assumptions and estimates associated with allowance for doubtful accounts, inventory valuation, goodwill, contract balances, and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgements, and include areas where different estimates reasonably could materially impact the financial statements. The Company believes that the critical accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management's estimates under different assumptions or conditions.

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

Inventories
Approximately 19% of the Company's inventory is valued using the last-in, first-out (“LIFO”) method with the remaining valued using the first-in, first-out ("FIFO") method stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion.

The Company evaluates obsolete and excess inventory on a quarterly basis. The Company maintains a formal policy, which requires at a minimum, that amounts are written down based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence may arise due to a technological or market change or based on cancellation of an order. Management’s judgment is necessary in determining the proper write down for obsolete and excess inventory. For the portion of the Company's inventory not valued at LIFO, inventory is valued at FIFO and stated at the lower of cost or net realizable value. The Company evaluates net realizable value on a quarterly basis. See Note 2, Inventories for further discussion.

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

Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. The Company would assess the fair value of the asset group and compare it to its carrying value. Under the Accounting Standard Codification ("ASC") 360 ("Topic 360"), if the carrying value of a long-lived asset or asset group is greater than the estimated undiscounted future cash flows, then the long-lived asset or asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset or asset group exceeds its fair value.

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

2023 Long-Lived Asset Recoverability Tests
In the first, second, third and fourth quarters, the Company evaluated triggering events and did not identify any indicators that the asset groups might be impaired.

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

If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit's fair value and carrying value not to exceed the amount of goodwill recorded.

2023 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2023. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of July 31, 2023 and September 30, 2023. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets.

2022 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2022. Goodwill existed at one of the Company's reporting units, Cleveland, Ohio as of July 31, 2022 and September 30, 2022. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 3, Goodwill and Intangible Assets.

Defined Benefit Pension Plan Expense
The Company maintains four defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these four defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-term rate of return on assets for the Company's pension plans as of September 30, 2023.

	Impact on Fiscal 2023 Benefits Expense	Impact on September 30, 2023 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$17	$403
25 basis point increase in discount rate	$(17)	$(403)
100 basis point decrease in expected long-term rate of return on assets	$181	$—
100 basis point increase in expected long-term rate of return on assets	$(181)	$—

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

As of September 30, 2023 and 2022, SIFCO used the following weighted-average assumptions:

	Years Ended September 30,
	2023	2022
Discount rate for liabilities	5.6%	5.2%
Discount rate for expenses	5.1%	2.9%
Expected return on assets	6.2%	6.4%

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

As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal 2023. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal year 2023.

Uncertain Tax Positions
The calculation of the Company's tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required, and it reports related interest and penalties as income taxes. Refer to Note 7, Income Taxes for further discussion.

E.         Impact of Newly Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, this ASU is effective for the Company beginning October 1, 2023. The effect of adopting this ASU is not expected to have a material impact to the Company's results within the consolidated statements of operations and financial condition.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Item 8. Financial Statements and Supplementary Data

Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49 )1
Report of Independent Registered Public Accounting Firm (PCAOB ID: 248)2
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements

1 Report provided in connection with audited financial statements for fiscal year ended 2023.
2 Report provided in connection with audited financial statements for fiscal year ended 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SIFCO Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SIFCO Industries, Inc. and its subsidiaries (the Company) as of September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements and financial statement schedule included under Item 15(a) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has debt maturing in October 2024 and an alternate financing arrangement has yet to be executed. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s goodwill balance was $3.5 million at September 30, 2023 and is recorded at the Cleveland, Ohio (“Cleveland”) reporting unit. At July 31, 2023, the Company performed its annual goodwill impairment test by performing a quantitative analysis in lieu of a qualitative analysis and concluded there was no impairment of goodwill. The fair value of the Cleveland reporting unit for the goodwill impairment assessment is estimated utilizing a combination of income (discounted cash flow method) and market valuation (market comparable method) approaches. The income approach involves using cash flow projections developed by management to calculate discounted cash flows, the sum of which is subject to certain adjustments to estimate the business enterprise value. The market approach involves performing research on guideline public companies that are similar in nature to the Company to develop an appropriate valuation multiple to estimate the business enterprise value. The estimated fair values determined by the income approach and market approach are then weighted to estimate the fair value of the Cleveland reporting unit. Significant judgment is required to forecast future cash flows, determine the discount rate applicable to the Cleveland reporting unit, select the appropriate guideline public companies and determine the appropriate market multiples from those guideline public companies.

We identified the Company’s annual goodwill impairment test for the Cleveland reporting unit as a critical audit matter because of the significant assumptions management used in its annual impairment test, including the revenue growth rates and margin percentages used in the projected cash flows, the determination of the discount rate applicable to the reporting unit, the identification of comparable guideline public companies and the determination of the appropriate market multiples. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment test included the following, among others:
a.We tested the underlying data used by management in its model for completeness and accuracy.
b.We developed an independent estimate of the Cleveland reporting unit’s fair value under both the income and market valuation approaches using publicly available market data for the Cleveland reporting unit’s industry and compared our independent estimate to management’s estimate of fair value.
c.We utilized our valuation specialists to assist in the following procedures, among others:
i.Testing the reasonableness of the discount rate by comparing the inputs used by management to publicly available market data.
ii.Evaluating the comparability of the guideline public companies identified by management based upon publicly available market data.
iii.Corroborating the market multiples selected by the Company by comparing them publicly available market data.
iv.Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.

/s/ RSM US LLP
We have served as the Company's auditor since 2023.

Cleveland, Ohio
December 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
SIFCO Industries, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of SIFCO Industries, Inc. (an Ohio corporation) and subsidiaries (the “Company”) as of September 30, 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2002 to 2023.

Cleveland, Ohio
December 22, 2022

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2023	2022
Net sales	$87,022	$83,902
Cost of goods sold	79,492	85,757
Gross profit (loss)	7,530	(1,855)
Selling, general and administrative expenses	14,029	11,909
Amortization of intangible assets	233	313
Loss (gain) on disposal of operating assets	1	(7)
Operating loss	(6,733)	(14,070)
Interest expense, net	1,348	645
Gain on debt extinguishment	—	(5,106)
Foreign currency exchange loss, net	9	15
Other expense, net	443	59
Loss before income tax expense (benefit)	(8,533)	(9,683)
Income tax expense (benefit)	159	(43)
Net loss	$(8,692)	$(9,640)

Net loss per share:
Basic	$(1.47)	$(1.65)
Diluted	$(1.47)	$(1.65)

Weighted-average number of common shares (basic)	5,929	5,830
Weighted-average number of common shares (diluted)	5,929	5,830
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended September 30,
	2023	2022
Net loss	$(8,692)	$(9,640)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	268	(837)
Retirement plan liability adjustment, net of tax	1,768	1,211
Interest rate swap agreement adjustment, net of tax	(3)	12
Comprehensive loss	$(6,659)	$(9,254)

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$368	$1,174
Receivables, net of allowance for doubtful accounts of $242 and $111, respectively	20,196	16,515
Contract asset	10,091	10,172
Inventories, net	8,853	8,969
Refundable income taxes	84	97
Prepaid expenses and other current assets	1,882	1,851
Total current assets	41,474	38,778
Property, plant and equipment, net	36,287	39,272
Operating lease right-of-use assets, net	14,380	15,167
Intangible assets, net	278	477
Goodwill	3,493	3,493
Other assets	81	79
Total assets	$95,993	$97,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,820	$4,379
Revolver	16,289	11,163
Short-term operating lease liabilities	869	792
Accounts payable	13,497	10,387
Accrued liabilities	6,477	5,868
Total current liabilities	40,952	32,589
Long-term debt, net of current maturities	2,457	3,508
Long-term operating lease liabilities, net of short-term	14,020	14,786
Deferred income taxes, net	142	137
Pension liability	3,417	4,812
Other long-term liabilities	670	744
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; 0 shares issued and outstanding at September 30, 2023 and 2022	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,105 at September 30, 2023 and 6,040 at September 30, 2022	6,105	6,040
Additional paid-in capital	11,626	11,387
Retained earnings	23,264	31,956
Accumulated other comprehensive loss	(6,660)	(8,693)
Total shareholders’ equity	34,335	40,690
Total liabilities and shareholders’ equity	$95,993	$97,266
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(8,692)	$(9,640)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,404	6,348
Amortization of debt issuance costs	44	40
(Gain) loss on disposal of operating assets	1	(7)
Loss on insurance proceeds received for damaged property	60	—
Gain on extinguishment of debt	—	(5,106)
Inventory valuation accounts	(1,149)	1,639
LIFO effect	(305)	729
Share transactions under employee stock plan	304	322
Deferred income taxes	5	(48)
Other long-term liabilities	269	19
Changes in operating assets and liabilities:
Receivables	(3,304)	2,633
Contract assets	81	2,702
Inventories	1,872	443
Refundable income taxes	13	4
Prepaid expenses and other current assets	(76)	(138)
Other assets	60	(4)
Accounts payable	2,575	808
Accrued liabilities	322	(419)
Accrued income tax and other	153	(27)
Net cash (used in) provided by operating activities	(1,363)	298

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	20	7
Capital expenditures	(2,454)	(3,199)
Net cash used for investing activities	(2,434)	(3,192)

Cash flows from financing activities:
Proceeds from term note	—	261
Proceeds from long term debt	—	2,245
Repayments of long-term debt	(1,086)	(1,243)
Proceeds from revolving credit agreement	80,041	79,802
Repayments of revolving credit agreement	(74,915)	(77,569)
Proceeds from short-term debt borrowings	5,483	4,132
Repayments of short-term debt borrowings	(6,642)	(3,894)
Net cash provided by financing activities	2,881	3,734

Increase (decrease) in cash and cash equivalents	(916)	840
Cash and cash equivalents at beginning of year	1,174	346
Effects of exchange rate changes on cash and cash equivalents	110	(12)
Cash and cash equivalents at end of year	$368	$1,174

See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental disclosure of Cash Flow Information
(Amounts in thousands)

	Years Ended September 30,
	2023	2022
Cash paid during the year:
Cash paid for interest	$(1,324)	$(585)
Cash paid for income tax, net	$(16)	$(19)

Non-cash investing and financing activities:
Additions to property, plant & equipment - incurred but not yet paid	$230	$372
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2021	5,987	$11,118	$41,596	$(9,079)	$49,622

Comprehensive (loss) income	—	—	(9,640)	386	(9,254)
Performance and restricted share expense	—	428	—	—	428
Share transactions under employee stock plans	53	(159)	—	—	(106)
Balance - September 30, 2022	6,040	11,387	31,956	(8,693)	40,690

Comprehensive (loss) income	—	—	(8,692)	2,033	(6,659)
Performance and restricted share expense	—	375	—	—	375
Share transactions under employee stock plans	65	(136)	—	—	(71)
Balance - September 30, 2023	6,105	$11,626	$23,264	$(6,660)	$34,335
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)

1. Summary of Significant Accounting Policies

A. DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and its subsidiaries are engaged in the production of forgings and machined components primarily in the Aerospace and Energy ("A&E"), Defense and Commercial Space markets. The Company’s operations are conducted in a single business segment, "SIFCO" or the "Company." SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio ("Cleveland"); Orange, California ("Orange"); and Maniago, Italy ("Maniago").

Cybersecurity Incident
During fiscal 2023, the Company’s domestic operations were impacted by the Cybersecurity Incident ("Cyber Incident") which resulted in production delays and delayed shipments due to information access limitations. The Company has since completed data recovery and restoration from the cyber incident. See Note 11, Commitments and Contingencies.

B. PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company’s U.S. operations and its non-operating non-U.S. subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.

C. CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2023 and 2022.

D. CONCENTRATIONS OF CREDIT RISK
Receivables are presented net of allowance for doubtful accounts of $242 and $111 at September 30, 2023 and 2022, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. In fiscal 2023 $16 of accounts receivable were written off against the allowance for doubtful accounts, while $53 were written off in fiscal 2022. Bad debt expense totaled $143 in fiscal 2023 and was a $3 benefit in fiscal 2022.

Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2023, 12% of the Company’s consolidated net sales were from one of its largest customers; and 32% of the Company's consolidated net sales were from the three largest customers and their direct subcontractors, which individually accounted for 12%, 10% and 10%, of consolidated net sales, respectively. In fiscal 2022, 11% of the Company’s consolidated net sales were from one of its largest customers; and 23% of the Company's consolidated net sales were from two of the largest customers and their direct subcontractors which individually accounted for 12%, and 11%, of consolidated net sales, respectively. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2023 and 2022.

At September 30, 2023, one of the Company’s largest customers had an outstanding net accounts receivable balance of 11% of the total net accounts receivable; and one of the largest customers and their direct subcontractors collectively had an outstanding net accounts receivable which accounted for 13% of total net accounts receivable. At September 30, 2022, three of the Company’s largest customers had outstanding net accounts receivable that were 15%, 11% and 10%, respectively of the total net accounts receivable; and four of the largest customers and their direct subcontractors collectively had outstanding net accounts receivable which accounted for 15%, 11%, 11% and 10%, respectively of total net accounts receivable. The Company

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

performs ongoing credit evaluations of its customers’ financial conditions. The Company believes its allowance for doubtful accounts is sufficient based on the credit exposures outstanding at September 30, 2023.

E. INVENTORY VALUATION
For a portion of the Company's inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 19% and 42% of the Company’s inventories at September 30, 2023 and 2022, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion. In order to accurately reflect inventory, the Company wrote down inventory to realizable value, and accrued reserves of $669 and $1,538 as of September 30, 2023 and 2022, respectively.

The Company writes down inventory for obsolete and excess inventory each quarter and requires at a minimum that the write down be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence and excess write down requirements may arise due to technological or market changes or based on cancellation of an order. In order to accurately reflect the value of inventory, the Company wrote down inventory for obsolete and excess inventory, and accrued reserves of $3,380 and $3,546 as of September 30, 2023 and 2022.

F. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost net of accumulated depreciation. Depreciation is generally computed using the straight-line method. Depreciation is provided in amounts sufficient to amortize the cost of the assets over their estimated useful lives. Depreciation provisions are based on estimated useful lives: (i) buildings, including building improvements - 5 to 40 years; (ii) machinery and equipment, including office and computer equipment - 3 to 20 years; (iii) software - 3 to 7 years (included in machinery and equipment); and (iv) leasehold improvements - 6 to 15 years range represent the remaining life or length of the lease, whichever is less (included in buildings).

The Company's property, plant and equipment assets by major asset class at September 30 consist of:

	2023	2022
Property, plant and equipment:
Land	$949	$913
Buildings	17,016	16,553
Machinery and equipment	96,874	93,510
Total property, plant and equipment	114,839	110,976
Less: Accumulated depreciation	78,552	71,704
Property, plant and equipment, net	$36,287	$39,272

Depreciation expense was $6,170 and $6,035 in fiscal 2023 and 2022, respectively.

G. LONG-LIVED ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets ("asset groups"), when events and circumstances indicate a triggering event has occurred. A triggering event is a change in circumstances that indicates the carrying value of the asset group may not be recoverable. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. Under the Accounting Standard Codification ("ASC") 360 ("Topic 360"), if the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Fiscal 2023
The Company continuously monitors potential triggering events to determine if further testing is necessary. In the first, second, third and fourth quarters, the Company evaluated triggering events and did not identify any indicators that the asset groups might be impaired.

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

H. GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 3, Goodwill and Intangibles Assets, for further discussion of the July 31, 2023 and 2022 annual impairment test results. The Company monitors for triggering events outside of the annual impairment assessment date and no potential triggers were identified through September 30, 2023.

Intangible assets consist of identifiable intangibles acquired or recognized in the accounting for the acquisition of a business and include such items as a trade name, a non-compete agreement, below market lease, customer relationships and order backlog. Intangible assets are amortized over their useful lives ranging from one year to ten years. Identifiable intangible assets assessment for impairment is evaluated when events and circumstances warrant such a review, as noted within Note 1, Summary of Significant Accounting Policies - Long-Lived Asset Impairment for further discussion.

I. NET LOSS PER SHARE
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

	September 30,
	2023	2022
Net loss	$(8,692)	$(9,640)

Weighted-average common shares outstanding (basic and diluted)	5,929	5,830

Net loss per share – basic and diluted:	$(1.47)	$(1.65)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	202	270

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

As a result of control transferring over time for these products, revenue is recognized based on progress toward completion of the performance obligation. The determination of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company elected to use the cost to cost input method of progress based on costs incurred for these contracts because it best depicts the transfer of goods to the customer based on incurring costs on the contracts. Under this method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. When the criteria to recognize revenue over time are not met, revenue is recognized at point in time. Under this method, transferring control of the good or service to the customer satisfies the performance obligation to recognize revenue at a point in time. Transfer of control is satisfied when the Company has the right to present for payment and/or the customer has legal title, physical possession, significant risks and rewards of ownership and/or accepted the asset.

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

The Company elected to recognize the cost of freight and shipping after control of the products has transferred to the customer as an expense in cost of goods sold on the consolidated statements of operations, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in cost of goods sold when control of the related products has transferred to the customer.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Contract Balances
Contract assets on the consolidated balance sheets are recognized when control is transferred to the customer over-time and the Company does not have the contractual right to bill for the related performance obligations. In these instances, revenue recognized exceeds the amount billed to the customer and the right to payment is not solely subject to the passage of time. Amounts do not exceed their net realizable value. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. Payments from customers are received based on the terms established in the contract with the customer.

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

As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. The Company recorded a gross benefit of $1,772, which represented $1,688 claimed as refund and $84 in interest income. The ERC was recognized as a reduction in other manufacturing and selling, general and administrative expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of goods sold of $1,452, selling, general and administrative expense of $236 and interest income $84, respectively and recorded selling, general and administrative expense of $354 for professional fees related to the tax credit in the consolidated condensed statements of operations during the twelve months ended September 30, 2023.

M. IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
None.

N. IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, this ASU is effective for the Company beginning October 1, 2023. The effect of adopting this ASU is not expected to have a material impact to the Company's results within the consolidated statements of operations and financial condition.

In July 2023, the FASB issued ASU 2023-03, “Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)”, to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

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

P. RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2023 and 2022.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Q. DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.

R. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2023	2022
Foreign currency translation adjustment, net of income tax	$(5,928)	$(6,196)
Net retirement plan liability adjustment, net of income tax	(741)	(2,509)
Interest rate swap agreement, net of income tax	9	12
Total accumulated other comprehensive loss	$(6,660)	$(8,693)

The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2021	(5,359)	(3,720)	—	(9,079)
Other comprehensive (loss) income before reclassifications	(837)	527	12	(298)
Amounts reclassified from accumulated other comprehensive loss	—	684		684
Net current-period other comprehensive (loss) income	(837)	1,211	12	386
Balance at September 30, 2022	(6,196)	(2,509)	12	(8,693)
Other comprehensive income (loss) before reclassifications	268	1,341	(3)	1,606
Amounts reclassified from accumulated other comprehensive loss	—	427		427
Net current-period other comprehensive income (loss)	268	1,768	(3)	2,033
Balance at September 30, 2023	$(5,928)	$(741)	$9	$(6,660)

The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2023 and 2022:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2023	2022	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Net actuarial gain	1,659	1,003	(1)
Settlements/curtailments	108	208	(1)
	1,767	1,211	Total before taxes
	—	—	Income tax expense
	$1,767	$1,211	Net of taxes

(1) These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 8, Retirement Benefit Plans for further discussion.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of debt is considered to approximate the fair value based on the borrowing rates currently available to us for loans with similar terms and maturities. Fair value measurements of non-financial assets and non-financial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analysis, the valuation of acquired intangibles and in the valuation of assets held for sale. Goodwill and intangible assets are valued using Level 3 inputs. Defined benefit plans can be valued using Level 1, Level 2, Level 3 or a combination of Level 1, 2 and 3 inputs. See Note 8, Retirement Benefit Plans for further discussion.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

V. GOING CONCERN
In accordance with ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40) ("ASC 205-40")", the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether its plans that are not yet fully implemented are probable of both being implemented and effective in alleviating that doubt. In the event substantial doubt is raised, disclosures in the notes to the consolidated financial statements of management’s plans and management’s conclusion as to whether the substantial doubt exists or has been alleviated are required. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty. This step shall not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

The Company has debt maturing in October 2024. As a result of this condition, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements. See Note 5, Debt and Subsequent Event and Note 14, Subsequent Events.

W. RECLASSIFICATIONS
None.

2. Inventories
Inventories at September 30 consist of:

	2023	2022
Raw materials and supplies	$1,684	$2,968
Work-in-process	4,061	3,356
Finished goods	3,108	2,645
Total inventories	$8,853	$8,969

If the FIFO method had been used for the entire Company, inventories would have been $9,634 and $9,939 higher than reported at September 30, 2023 and 2022, respectively. LIFO benefit was $305 in fiscal 2023 and expense of $729 in fiscal 2022.

In fiscal 2023, results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of $1,476 during fiscal 2023. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs. There was $180 of LIFO liquidation in fiscal 2022.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

For the portion of the Company's inventory not valued at LIFO, inventory is valued at FIFO and stated at the lower of cost or net realizable value. The Company recorded an inventory reserve to adjust to net realizable value of $669 and $1,538 as of September 30, 2023 and 2022, respectively.

The Company recorded an inventory reserve to adjust for obsolete and excess inventory of $3,380 and $3,546 as of September 30, 2023 and 2022.

The allocation of production costs to inventory are based on a normal range of capacity in production. The amount of cost allocated to each unit of production is not increased as a consequence of low production or idle capacity. As a result, the Company recorded idle cost of $2,149 and $3,087 for years ended September 30, 2023 and 2022, respectively.

3. Goodwill and Intangible Assets
The Company’s intangible assets by major asset class subject to amortization as of:

September 30, 2023	Weighted Average Life at September 30,	Original Cost	Accumulated Amortization	Impairment	Currency Translation	Net Book Value
Intangible assets:
Trade name	8 years	$1,876	$1,876	$—	$—	$—
Technology asset	5 years	1,869	1,869	—	—	—
Customer relationships	10 years	13,589	13,346	—	35	278
Total intangible assets		$17,334	$17,091	$—	$35	$278

September 30, 2022
Intangible assets:
Trade name	8 years	$1,876	$1,868	$—	$—	$8
Technology asset	5 years	1,869	1,869	—	—	—
Customer relationships	10 years	13,589	13,036	—	(84)	469
Total intangible assets		$17,334	$16,773	$—	$(84)	$477

The amortization expense on identifiable intangible assets for fiscal 2023 and 2022 was $233 and $313, respectively.
Amortization expense associated with the identified intangible assets is expected to be as follows:

Amortization Expense
Fiscal year 2024	$159
Fiscal year 2025	119

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

2023 and 2022 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2023 and 2022, respectively, for the Cleveland, Ohio ("Cleveland") reporting unit which is the only reporting unit that carries goodwill. Results determined that the fair value of the reporting unit exceeded the carrying value at each assessment date. As a result, no impairment was required as of September 30, 2023 and 2022, respectively.

Goodwill is deductible for tax purposes. Changes in the net carrying amount of goodwill were as follows:

Balance at September 30, 2021	$3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2022	3,493
Goodwill impairment adjustment	—
Currency translation	—
Balance at September 30, 2023	$3,493

4.     Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2023	2022
Accrued employee compensation and benefits	$2,888	$2,705
Accrued workers’ compensation	648	912
Contract liabilities	1,150	807
Other accrued liabilities	1,791	1,444
Total accrued liabilities	$6,477	$5,868

5.    Debt and Subsequent Event
Debt at September 30 consists of:

	2023	2022
Revolving credit agreement	$16,289	$11,163
Foreign subsidiary borrowings	5,771	7,101
Finance lease obligations	142	192
Other, net of unamortized debt issuance cost $9 and $20	364	594
Total debt	22,566	19,050

Less – current maturities	(20,109)	(15,542)
Total long-term debt	$2,457	$3,508

Credit Agreement and Security Agreement
The Company's asset-based Credit Agreement (as amended, the "Credit Agreement"), Security Agreement (“Security Agreement”) and Export Credit Agreement (as amended, the "Export Credit Agreement") are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries.

The Credit Agreement (as amended by Seventh Amendment (the "Seventh Amendment") described below), consists of a senior secured revolving credit facility with a maximum borrowing of $23,000. The revolving commitment through the Export Credit which lends amounts to the Company on foreign receivables is $7,000. The Credit Agreement and the Export Agreement were amended on August 9, 2023, when the Company and certain of its subsidiaries (collectively, the "borrowers") entered into the Seventh Amendment to the Credit Agreement and the Third Amendment (the "Third Amendment") to the Export Credit Agreement, in each case, with JPMorgan Chase Bank, N.A., a national banking association, (the "Lender"). The combined maximum borrowings was reduced to $30,000 (from $35,000); and the maximum borrowing under the Credit Agreement was

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

decreased to $23,000 (from $28,000) and the revolving commitment through the Export Agreement remained unchanged at $7,000. The Seventh Amendment amends the Credit Agreement to, among other things, (i) advanced the loan maturity date to December 31, 2023; (ii) provided a waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement to $18,000 through September 30, 2023 and $19,000 thereafter; (v) the Reserves under the Borrowing Base in the ABL Credit Agreement were reduced to $1,500 through September 30, 2023 and $2,000 thereafter. The Third Amendment amends the Export Credit Agreement to (i) modified the loan maturity date to December 31, 2023 and (ii) provided waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023. Lender’s agreement was subject to satisfaction of certain post closing deliverables, including: (i) one or more proposed term sheets which provide for the refinancing of all of the Obligations, in each case in an amount sufficient to repay the Obligations in full, by no later than September 19, 2023; (ii) a Confidential Information Memorandum ("CIM"), by no later than September 20, 2023; and (iii) a duly executed term sheet providing for the refinancing of all of the Obligations in an amount sufficient to repay the Obligations in full, by no later than October 8, 2023.

The Credit Agreement contains affirmative and negative covenants and events of defaults. Prior to the Seventh Amendment, the Credit Agreement required the Company to maintain a fixed charge coverage ratio ("FCCR") to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless (i) a default has occurred and is continuing, (ii) when the combined availability was less than or equal to the greater of (x) 10% of the lesser of the combined commitments or (y) 10% of the combined borrowing base, and $2,000, for three or more business days in any consecutive 30 day period. However, the Seventh Amendment provides that the Company will not permit the fixed charge coverage ratio to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless availability falls below the Reserves under the Borrowing Base in the ABL Credit Agreement of $1,500.

On November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement (the "Eighth Amendment") with its Lender. The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1,500, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion. See Note 14, Subsequent Event for further discussion.

On December 21, 2023, the Company entered into the Ninth Amendment (the "Ninth Amendment") to the Credit Agreement and the Fourth Amendment (the "Fourth Amendment") to the Export Credit Agreement with its lender. The Ninth Amendment amends the Credit Agreement to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) of the Subordinated Loan Documents, and the receipt by borrowers of $3,000 in immediately available funds on the Ninth Amendment Effective Date; (ii) delay the maturity date from December 31, 2023 to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement; (iii) reduce the Revolving Commitment to $19,000 from $23,000; (iv) modify the definition of Borrowing Base to mean, at any time, the sum of (a) 85% of Eligible Accounts at such time, plus (b) the lesser of (1) 70% of Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time and (2) the product of 85% multiplied by the NOLV Percentage identified in the most recent inventory appraisal ordered by the Lender multiplied by Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time, minus (c) Reserves of $1,500, increasing on the first day of each month by $250, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion (which may be by email from the Lender), plus (d) the PP&E Component; (v) modify the Applicable Margin schedule to reflect the following applicable rates: 2.75% (CBFR REVSOFR30), 0.25% (CBFR Spread (CB Floating Rate)), 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate); and (vi) amend and restate subsection (l) of the Reporting Schedule to require, by the 17th day of every month, the delivery of a rolling 13 week cash flow forecast in form acceptable to Lender, which must include a projected to actual results comparison for the week then ended and on a cumulative basis from the beginning of the cash flow forecast. The Fourth Amendment of the Export Credit Agreement, to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million in immediately available funds on the Ninth Amendment Effective Date; and (ii) delay the maturity date to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms thereof. See Note 14, Subsequent Event for further discussion.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Seventh Amendment provides that the Company maintains the Reserves under the Borrowing Base in the ABL Credit Agreement at $1,500. In the event of a default, the Company may not be able to access the revolver, which could impact the ability to fund working capital needs, capital expenditures and invest in new business opportunities. The total collateral at September 30, 2023 and September 30, 2022 was $21,089 and $22,711, respectively and the revolving commitment was $30,000 and $35,000, respectively. Total availability at September 30, 2023 and September 30, 2022 was $2,830 and $9,403, respectively, which exceeds both the collateral and total commitment threshold. Since the availability exceeded the Reserves minimum of $1,500 as of September 30, 2023 and 10.0% of the revolving commitment at September 30, 2022, the FCCR calculation was not required. The Company's letters of credit balance was $1,970 for both periods.

Borrowings will bear interest at the Lender's established domestic rate or SOFR, plus the applicable margin as set forth in the Seventh Amendment. The revolver has a rate based on SOFR plus 2.25% spread, which was 7.68% at September 30, 2023 and a rate based on SOFR plus 2.25% spread, which was 4.86% at September 30, 2022. The Export Credit Agreement has a rate based on SOFR plus 1.75% spread, which was 7.18% at September 30, 2023 and a rate based on SOFR plus 1.75% spread, which was 4.36% at September 30, 2022, respectively. The Company also has a commitment fee of 0.25% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Subordinated Promissory Note and Guarantee
The Company, in connection with and as a condition to the agreement by JPMorgan Chase Bank, N.A. to consummate the transactions contemplated by the Ninth Amendment and the Fourth Amendment, incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000 (the “Subordinated Loan”) on the terms and subject to the conditions of a Subordinated Secured Promissory Note (the “Subordinated Promissory Note”). The obligations of borrowers under the Subordinated Loan mature on October 4, 2024. Interest accrues on the then-outstanding principal amount at a rate of 14% per annum and shall be paid in kind (and not in cash) by capitalization as additional principal ("PIK Interest") each six-month period after the date hereof in arrears. The Company agreed to pay to Mr. Silk a fully earned and non-refundable fee in an amount equal to $150, which fee shall be due and payable in full on, and subject to the occurrence of the Maturity Date or such earlier date on which the Company’s obligations under the Subordinated Promissory Note are accelerated pursuant to the terms thereof. Borrower’s obligations under the Subordinated Promissory Note are secured by a first priority lien, subject to any liens granted to Lender as described in the Subordination Agreement, on all of borrowers’ accounts, deposit accounts, contract rights, documents, equipment, general intangibles, instruments, inventory, investment property, commercial tort claims, all other goods and personal property whether tangible or intangible and wherever located, and all proceeds of the foregoing. See Note 13, Related Party Transactions and Note 14, Subsequent Event.

The Ninth Amendment, was also subject to including, but not limited to, the execution and delivery by Mark. J. Silk, a member of the Board of Directors of the Company (“Silk”), of a Guaranty Agreement (the “Guaranty”) in favor of Lender pursuant to which Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. The Fee Letter requires the borrowers to pay Silk a fee in an amount equal to $760 (the “Guaranty Fee”) in consideration for his agreement to execute and deliver the Guaranty. The Guaranty Fee becomes due and payable on the maturity date. See Note 13, Related Party Transactions and Note 14, Subsequent Event.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Foreign subsidiary borrowings
Foreign debt at September 30 consists of:

	2023	2022
Term loan	$3,293	$3,818
Short-term borrowings	1,862	2,289
Factor	616	994
Total debt	$5,771	$7,101

Less – current maturities	(3,386)	(4,078)
Total long-term debt	$2,385	$3,023

Receivables pledged as collateral	$1,247	$792

Interest rates are based on Euribor rates plus spread which range from 0.5% to 7.9%. In September 2020, Maniago entered into a long-term term debt agreement in the amount of $1,465, which was used to repay existing debt and for working capital purposes. The long-term loan repayment schedule is over a 72 month period and has a rate based on Euribor plus 3.20% spread, which was 6.96% at September 30, 2023. To assist with the preservation of liquidity and uncertainty of COVID-19, subsequent to September 30, 2020, Maniago finalized with certain lenders a deferment of payments ranging between 6 to 12 months which has been reflected within the future minimum payment schedule.

The Maniago location factors receivables from one of its customers. The factoring programs are uncommitted, whereby the Company offers receivables for sale to an unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are not isolated from the Company, and effective control of the receivables is not passed to the unaffiliated financial institution, which does not have the right to pledge or sell the receivables. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated balance sheets.

The Maniago location did not obtain any new borrowings in fiscal 2023. In fiscal 2022, the location obtained borrowings from two separate lenders. The first loan agreement was entered into in October 2021, in the amount of $1,200 with a repayment term of six years. The second loan agreement was entered into in September 2022, in the amount of $1,100 with a repayment term of five years. The proceeds from the first loan were used for working capital and the proceeds from the second loan for capital investment.

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

Payments on debt under foreign debt and other debt (excluding finance lease obligations, see Note 10, Leases) over the next 5 fiscal years are as follows:

Minimum debt payments

2024	$20,047
2025	961
2026	884
2027	493
2028	48
Thereafter	—
Total minimum debt payments	$22,433

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Debt issuance costs
The Company had debt issuance costs of $86, which are included in the consolidated balance sheets as a deferred charge in other current assets, net of amortization of $78 and $46 at September 30, 2023 and 2022, respectively.

Other
On April 10, 2020, the Company entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had an aggregate principal amount of $5,025. The loan proceeds were used for payroll payments and the SBA granted full forgiveness on January 25, 2022. The Company elected to treat the PPP Loan as debt under FASB Topic 470. As such, the Company derecognized the liability in the second quarter of fiscal 2022 when the loan was forgiven. As of September 30, 2023 and 2022 the PPP loan balance was $0 and $0, respectively.

6.    Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

The following table represents a breakout of total revenue by customer type:

	Years Ended September 30,
	2023	2022
Commercial revenue	$48,358	$39,786
Military revenue	38,664	44,116
Total	$87,022	$83,902

The following table represents revenue by the various components:

	Years Ended September 30,
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$40,094	$39,474
Rotorcraft	16,369	15,602
Energy components for power generation units	23,033	17,396
Commercial product and other revenue	7,526	11,430
Total	$87,022	$83,902

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Years Ended September 30,
Net Sales	2023	2022
North America	$66,067	$68,333
Europe	20,955	15,569
Total	$87,022	$83,902

In addition to the disaggregating revenue information provided above, approximately 46% and 56% of total net sales as of September 30, 2023 and 2022, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
Generally, payment is due upon the shipment of goods. For performance obligations recognized at a point in time, a contract asset is not established as the billing and revenue recognition occur at the same time. For performance obligations recognized

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

over time, a contract asset is established for revenue that is recognized prior to billing and shipment. Upon shipment and billing, the value of the contract asset is reversed and accounts receivable is recorded. In circumstances where prepayments are required and payment is made prior to satisfaction of performance obligations, a contract liability is established. If the satisfaction of the performance obligation occurs over time, the contract liability is reversed over the course of production. If the satisfaction of the performance obligation is point in time, the contract liability reverses upon shipment.

The following table contains a roll forward of contract assets and contract liabilities for the period ended September 30, 2023 and 2022:

Contract assets - Ending balance, September 30, 2021	$12,874
Additional revenue recognized over-time	46,747
Less amounts billed to the customers	(49,449)
Contract assets - Ending balance, September 30, 2022	$10,172
Additional revenue recognized over-time	40,265
Less amounts billed to the customers	(40,346)
Contract assets - Ending balance, September 30, 2023	$10,091

Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2021	$(236)
Payments received in advance of performance obligations	(1,691)
Performance obligations satisfied	1,120
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2022	$(807)
Payments received in advance of performance obligations	(2,242)
Performance obligations satisfied	1,899
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2023	$(1,150)

There were no impairment losses recorded on contract assets during the year ended September 30, 2023 and 2022, respectively.

Remaining performance obligations
As of September 30, 2023 and 2022, the Company has $89,591 and $81,852, respectively, of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

7.     Income Taxes
The components of loss before income tax provision (benefit) are as follows:

	Years Ended September 30,
	2023	2022
U.S.	$(10,260)	$(6,985)
Non-U.S.	1,727	(2,698)
Loss before income tax benefit	$(8,533)	$(9,683)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Income tax provision (benefit) consist of the following:

	Years Ended September 30,
	2023	2022
Current income tax provision (benefit):
U.S. federal	$—	$—
U.S. state and local	2	14
Non-U.S.	152	(9)
Total current tax provision	154	5
Deferred income tax provision (benefit):
U.S. federal	10	10
U.S. state and local	3	3
Non-U.S.	(8)	(61)
Total deferred tax provision (benefit)	5	(48)
Income tax provision (benefit)	$159	$(43)

The income tax provision (benefit) in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2023	2022
Loss before income tax provision (benefit)	$(8,533)	$(9,683)

Income tax provision (benefit) at U.S. federal statutory rates	(1,792)	(2,033)
Tax effect of:
Foreign rate differential	(331)	(46)
Permanent items	83	(1,032)
State and local income taxes	5	18
Federal tax credits	(179)	(157)
Valuation allowance	2,363	3,198
Other	10	9
Income tax provision (benefit)	$159	$(43)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Deferred tax assets and liabilities at September 30 consist of the following:

	2023	2022
Deferred tax assets:
Net U.S. operating loss carryforwards	$8,107	$6,166
Net non-U.S. operating loss carryforwards	740	1,023
Employee benefits	1,088	1,514
Inventory reserves	569	1,045
Allowance for doubtful accounts	62	33
Intangibles	759	1,223
Foreign tax credits	1,724	1,724
Other tax credits	1,882	1,684
Other	2,130	1,171
Total deferred tax assets	$17,061	$15,583
Deferred tax liabilities:
Depreciation	(6,548)	(7,298)
Prepaid expenses	(355)	(286)
Other	(408)	(419)
Total deferred tax liabilities	$(7,311)	$(8,003)
Net deferred tax assets	9,750	7,580
Valuation allowance	(9,892)	(7,717)
Net deferred tax liabilities	$(142)	$(137)

At September 30, 2023, the Company has a non-U.S. tax loss carryforward of approximately $5,988 related to the Company’s non-operating and Italian subsidiaries. The Company's non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. Additionally, a valuation allowance has been recorded against the deferred tax asset related to the Italian tax loss carryforward as it is not more-likely-than-not that the deferred tax asset will be realizable. The non-operating and Italian tax loss carryforwards do not expire.

The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2025-2028, $1,705 of U.S. general business tax credits that are subject to expiration in 2035-2043, $1,001 of interest expense carryforward that do not expire, and $33,205 of U.S. Federal tax loss carryforwards with $9,107 subject to expiration in fiscal 2037 and $24,098 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, interest expense carryforward, and U.S. Federal tax loss carryforwards.

In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2024 and $28,561 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2024-2043. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.

The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2023 and 2022. If recognized, $22 of the fiscal 2023 uncertain tax positions would impact the effective tax rate. As of September 30, 2023, the Company had accrued interest of $17 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2023	2022
Balance at beginning of year	$22	$22
Decrease due to lapse of statute of limitations	—	—
Balance at end of year	$22	$22

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2020, state and local income tax examinations for fiscal years prior to 2017, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2007.

The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2023, the Company's non-U.S. subsidiaries had accumulated deficits of approximately $731. Future distributions of accumulated earnings of the Company's non-U.S. subsidiaries may be subject to nominal withholding taxes.

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

The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consist of the following:

	Years Ended September 30,
	2023	2022
Service cost	$24	$42
Interest cost	1,090	714
Expected return on plan assets	(1,101)	(1,362)
Amortization of net loss	319	476
Settlement cost	108	208
Net pension expense for defined benefit plans (non-operating expense)	$440	$78

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The status of all defined benefit pension plans at September 30 is as follows:

	2023	2022
Benefit obligations:
Benefit obligations at beginning of year	$22,795	$29,330
Service cost	24	42
Interest cost	1,090	714
Actuarial (gain)	(1,463)	(5,265)
Benefits paid	(1,814)	(1,970)
Currency translation	25	(56)
Benefit obligations at end of year	$20,657	$22,795
Plan assets:
Plan assets at beginning of year	$17,937	$23,211
Actual return on plan assets	979	(3,376)
Employer contributions	92	72
Benefits paid	(1,814)	(1,970)
Plan assets at end of year	$17,194	$17,937

Underfunded status at end of year	$(3,463)	$(4,858)

As shown within the above table, there was a decrease in the benefit obligation of $2,138 to $20,657 at September 30, 2023 compared with $22,795 at September 30, 2022. The primary drivers that attributed to the change pertained to increase in the discount rate used partially offset by asset returns.

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2023	2022
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(3,463)	$(4,858)
Amounts recognized in accumulated other comprehensive loss:
Net loss	4,504	6,271
Net amount recognized in the consolidated balance sheets	$1,041	$1,413
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(46)	(46)
Pension liability	(3,417)	(4,812)
Accumulated other comprehensive loss – pretax	4,504	6,271
Net amount recognized in the consolidated balance sheets	$1,041	$1,413

Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2023	2022
Discount rate for liabilities	5.6%	5.2%
Discount rate for expenses	5.1%	2.9%
Expected return on assets	6.2%	6.4%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The Company held investments in pooled separate accounts and common/collective trusts prior to February 2023, in which the fair value of assets of the underlying funds are determined in the following ways:
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

◦Included as part of the U.S. bond funds, was a private placement funds, for which fair market value is not always commercially available, the fair value of these investments is primarily determined using a discounted cash flow model, which utilizes a discount rate based upon the average of spread surveys collected from private-market intermediaries who are active in both primary and secondary transactions, and takes into account, among other factors, the credit quality and industry sector of the issuer and the reduced liquidity associated with private placements.

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

During fiscal 2023, the Company transferred its investments to a new custodian. The Company held investments in mutual funds and money market funds, in which the fair value of assets of the underlying funds are determined in the following ways:
•Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held are open-ended mutual funds that are registered with the Securities and Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at that price. The mutual funds held by the Plan are deemed to be actively traded.

•Money market funds are valued at NAV, which approximates fair value.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2023 and 2022:

September 30, 2023	Asset Amount	Level 1
U.S. equity securities:
Large value	$879	$879
Large blend	3,124	3,124
Large growth	1,060	1,060
Mid blend	599	599
Small blend	499	499
Non-U.S. equity securities:
Foreign large blend	615	615
Diversified emerging markets	272	272
Global equity securities	577	577
U.S. debt securities:
Inflation protected bond	—
Intermediate term bond	5,676	5,676
Multi-sector bond	2,044	2,044
Stable value:
Cash or money market	1,849	1,849
Total plan assets at fair value	$17,194	$17,194

September 30, 2022	Asset Amount	Level 2	Level 3
U.S. equity securities:
Large value	$393	$393	$—
Large blend	7,637	7,637	—
Large growth	302	302	—
Mid blend	167	167	—
Small blend	359	359	—
Non-U.S. equity securities:
Foreign large blend	1,276	1,276	—
Diversified emerging markets	63	63	—
U.S. debt securities:
Inflation protected bond	971	971	—
Intermediate term bond	6,332	4,503	1,829
High inflation bond	78	78	—
Non-U.S. debt securities:
Emerging markets bonds	—	—	—
Stable value:
Short-term bonds	359	359	—
Total plan assets at fair value	$17,937	$16,108	$1,829

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2023 and 2022 were as follows:

	2023	2022
Balance at beginning of year	$1,829	$2,108
Actual return on plan assets	94	(279)
Purchases and sales of plan assets, net	(1,923)	—
Balance at end of year	$—	$1,829

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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2023	2022
U.S. equities	36%	49%	30% to 70%
Non-U.S. equities	8%	8%	0% to 20%
U.S. debt securities	45%	41%	20% to 70%
Non-U.S. debt securities	—%	—%	0% to10%
Other securities	11%	2%	0% to 60%
Total	100%	100%

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

The Company anticipates making approximately $93 in contributions to its defined benefit pension plans during fiscal 2024. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2024. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2024	$2,295
2025	1,893
2026	1,724
2027	1,669
2028	1,643
2029-2032	7,497

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

Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2023 and 2022 was $516 and $528, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2023 and 2022.

The Company sponsors two defined contribution plans for the Cleveland bargaining units that either withdrew from the multi-employer plan (union) pension plan or bargained to freeze the company-sponsored pension plan. Impacted employees were enrolled into one of two newly formed defined contribution plans. The Company makes a non-elective contribution equal to $1.50 or $1.25 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company's non-elective contribution expense was $222 in fiscal 2023 and $204 in fiscal 2022.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

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

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 420 shares that remain available for award at September 30, 2023. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was expense of $375 and $428 for fiscal 2023 and 2022, respectively. As of September 30, 2023, there was $259 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next year.

The following is a summary of activity related to performance and restricted shares:

	2023		2022
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	305	$4.75	406	$4.05
Restricted shares awarded	97	3.08	72	7.18
Restricted shares earned	(126)	3.85	(75)	6.47
Performance shares awarded	27	2.84	44	8.00
Awards forfeited	(70)	3.67	(142)	4.73
Outstanding at end of year	233	$4.65	305	$4.75

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

10. Leases
The components of lease expense were as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$65	$46
Interest on lease liabilities	7	4
Operating lease expense	1,681	1,696
Variable lease cost	98	118
Total lease expense	$1,851	$1,864

The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2023	2022
Assets:
Finance lease assets	Property, plant and equipment, net	$147	$202
Operating lease assets	Operating lease right-of-use assets, net	14,380	15,167
Total lease assets		$14,527	$15,369

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$61	$61
Operating lease liabilities	Short-term operating lease liabilities	869	792
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	81	131
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	14,020	14,786
Total lease liabilities		$15,031	$15,770

Supplemental cash flow and other information related to leases were as follows:

	September 30, 2023	September 30, 2022
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,681	$1,693
Operating cash flows from finance leases	8	3
Financing cash flows from finance leases	62	53
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$—	206
Operating leases	109	236

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term (years):
Finance leases	2.9	3.6
Operating leases	12.5	13.5
Weighted-average discount rate:
Finance leases	5.13%	4.70%
Operating leases	5.93%	5.93%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

Year ending September 30,	Finance Leases	Operating Leases
2024	$66	$1,699
2025	36	1,696
2026	29	1,693
2027	21	1,702
2028	—	1,557
Thereafter	—	12,740
Total lease payments	$152	$21,087
Less: Imputed interest	(10)	(6,198)
Present value of lease liabilities	$142	$14,889

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

On December 30, 2022, the Company became aware of a cyber security issue involving unauthorized access to the Company's system. The Company immediately began an investigation and engaged cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company's investigation uncovered that the threat actor had gained access to certain areas of the Company's systems on or about December 27, 2022. With the assistance of outside cyber security experts, the Company located and closed the unauthorized access to our systems and identified compromised information, and notified those impacted in accordance with state and federal requirements. The Company undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection and coordinated with law enforcement.

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded costs of $60 to other expense (income), net of $3,000 insurance recovery and $1,215 to selling, general and administrative expense in the twelve months ended September 30, 2023, resulting in net IT incident costs of $1,275 in the twelve months ended September 30, 2023. The Company received the $3,000 of insurance proceeds on February 20, 2023. At September 30, 2023, the Company recorded $965 related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures. The Company will accrue these costs as incurred.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

12. Business Information
The Company identifies itself as one operating segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.

Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 59% and 72% of consolidated net sales in fiscal 2023 and 2022, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2023 and 2022. Net sales to unaffiliated customers located in various European countries accounted for 29% and 19% of consolidated net sales in fiscal 2023 and 2022, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 7% and 6% of consolidated net sales in fiscal 2023 and 2022, respectively. Other North American countries represent 6% and 3% of consolidated net sales in fiscal 2023 and 2022, respectively.

The majority of the Company's operations and identifiable assets are located within the United States with the exception of its non-U.S. subsidiary located in Maniago, Italy. The identifiable assets for the Company's foreign subsidiaries as of September 30, 2023 were $16,460, or 17% of total assets, compared with $15,219, of 16% of total assets, as of September 30, 2022.

	2023	2022
Long-Lived Assets
United States	$47,261	51,801
Europe	7,258	6,686
	$54,519	58,487

At September 30, 2023, approximately 189 of the hourly plant personnel are represented by three separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

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

13. Related Party Transactions
On December 21, 2023, the Company entered into the Ninth Amendment to the Credit Agreement and Fourth Amendment to the Export Credit agreement with its lender incurring a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”), in the original principal amount of $3,000 (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) and Mr. Silk delivered a personal guaranty in favor of the Company’s senior lender of certain Company indebtedness under the Credit Agreement and the Export Credit Agreement. See Note 5, Debt and Subsequent Event for further information.

14. Subsequent Events
The Company has evaluated subsequent events through December 29, 2023, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.

On November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement with its lender which reduced the Reserves under the Borrowing Base in the Credit Agreement to $1,500, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion. See Note 5, Debt and Subsequent Event for more information.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

On December 21, 2023, the Company entered into the Ninth Amendment to the Credit Agreement and the Fourth Amendment to the Export Credit Agreement with its lender. The Ninth Amendment amends the Credit Agreement to, among other things, (i) reduce the Revolving Credit Agreement to $19,000, (ii) modifies the loan maturity date to October 4, 2024; (iii) incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) of $3,000 (iv) full personal guarantee from Mr. Silk; (v) maintains the Reserves under the Borrowing Base in the ABL Credit Agreement at $1,500, increasing on the first day of each month by $250, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such a lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion; (vi) modify the Applicable Margin schedule to reflect the following applicable rates to 2.75% (CBFR REVSOFR30), 0.25% (CBFR Spread (CB Floating Rate)), 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate) The Fourth Amendment of the Export Credit Agreement, which lends amounts to the Company on foreign receivables remained unchanged at $7,000 million, and extends the loan maturity date to October 4, 2024. See Note 5, Debt and Subsequent Event for further information.

On December 21, 2023, the Company issued a Subordinated Secured Promissory Note (the “Subordinated Promissory Note”) in the original principal amount of $3,000, on the terms and subject to the conditions of: (a) a Subordinated Secured Promissory Note in the original principal amount of $3,000 issued by borrowers to GHI, (b) a Subordination and Intercreditor Agreement (the “Subordination Agreement”) by and among borrowers, GHI and Lender, and (c) a Side Letter by and among borrowers and Mark J. Silk (the “Fee Letter,” and together with the Subordinated Promissory Note and Subordination Agreement, the “Subordinated Loan Documents”). Interest accrues at a rate of 14% per annum. See Note 5, Debt and Subsequent Event for further information.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2023 and 2022
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2023
Deducted from asset accounts
Allowance for doubtful accounts	$111	$143	$4	$(16)	(a)	$242
Inventory valuation accounts¹	5,084	188	—	(930)	(b)	4,342
Inventory LIFO reserve	9,939	(305)	—	—		9,634
Deferred tax valuation allowance	7,717	2,574	(399)	—		9,892
Accrual for estimated liability
Workers’ compensation reserve	912	285	—	(638)	(c)	559

Year Ended September 30, 2022
Deducted from asset accounts
Allowance for doubtful accounts	167	(3)	—	(53)	(a)	111
Inventory valuation accounts¹	3,769	1,983	11	(679)	(b)	5,084
Inventory LIFO reserve	9,210	729	—	—		9,939
Deferred tax valuation allowance	4,641	3,360	(284)	—		7,717
Accrual for estimated liability
Workers’ compensation reserve	888	741	—	(717)	(c)	912

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

Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that due to the material weakness described below, our internal control over financial reporting was not effective as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on our reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company identified the following material weakness which continues to exist as of September 30, 2023:

•On December 30, 2022, the Company experienced a cybersecurity incident that led to a disruption of its domestic operations. As a result of the cyber incident and its residual effects, the Company identified deficiencies in its oversight and backup and recovery controls that represent a material weakness in internal control over financial reporting. See Note 11, Commitments and Contingencies.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Management and the Company's Board of Directors are committed to improving the Company's overall system of internal controls over financial reporting.

In response to the material weakness identified in our control environment, the Company has made progress in executing our remediation action plan, including the following:

•Implemented additional control activities to enhance backup and recovery controls, and increased oversight of information technology systems, with emphasis on endpoint protection and detection as well as monitoring backups.
•Further engaged with outside specialist resources to assist with our ongoing assessment of existing policies and procedures.

Although progress has been made, the Company, with oversight of senior management and the Company’s Board of Directors, is planning to incorporate additional enhancements to policies and procedures influencing the Company’s preventative controls to support remediation.

We will continue to execute and monitor the status of our remediation action plan in fiscal year 2024 but, at this time, cannot estimate the remaining time it will take to complete the process or the costs of actions required. There is no assurance that the aforementioned plans will be sufficient and that additional steps may not be necessary.

Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2023, no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 - To Elect Six (6) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 29, 2023.

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

Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions "Executive Compensation" and "Director Compensation" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 29, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	232,577	N/A	419,666

(1)Under the 2016 Plan, the aggregate number of common shares that are available to be granted is 1,196,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 9, Stock-Based Compensation. These securities are issued under time based vesting for retention and/or upon meeting performance objectives.

The Company incorporates herein by reference the beneficial ownership information appearing under the captions "Stock Ownership of Certain Beneficial Owners" and "Stock Ownership of Executive Officers, Director and Nominees" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 29, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions "Corporate Governance and Board of Director Matters" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 29, 2023.

Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption "Principal Accounting Fees and Services" of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 29, 2023.

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

10.29
Eighth Amendment to Credit Agreement, dated November 8, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated November 13, 2023, and incorporated herein by reference.

10.30
Ninth Amendment to Credit Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.31
Fourth Amendment to Export Credit Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.32
Subordinated Promissory Note - Garnet Holdings (M. Silk), dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.33
Silk Subordination and Intercreditor Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.34
Side Letter - MS Guaranty, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*21.1	Subsidiaries of Company
*23.1	Consent of Independent Registered Public Accounting Firm
*23.2	Consent of Independent Registered Public Accounting Firm - Grant Thornton
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*97.1	Policy for the Recovery of Erroneously Awarded Compensation
*101	The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on December 29, 2023, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2023 and 2022, (iii) Consolidated Balance Sheets at September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2023 and 2022, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2023 and 2022 and (v) the Notes to the Consolidated Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)

Date: December 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 29, 2023 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Alayne Reitman	/s/ Peter W. Knapper
Alayne Reitman	Peter W. Knapper
Chairman of the Board	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Gotschall	/s/ Donald C. Molten, Jr.
Jeffrey P. Gotschall	Donald C. Molten, Jr.
Director	Director

/s/ Mark J. Silk	/s/ Hudson D. Smith
Mark J. Silk	Hudson D. Smith
Director	Director

/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)