Form 10-Q
period 2023-12-31
SIFCO INDUSTRIES INC
filed 2024-02-14
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2023 was 6,159,987.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2023	2022
Net sales	$21,052	$21,299
Cost of goods sold	20,316	20,038
Gross profit	736	1,261
Selling, general and administrative expenses	3,581	3,280
Amortization of intangible assets	40	61
Gain on disposal of operating assets	—	(11)
Operating loss	(2,885)	(2,069)
Interest expense, net	430	275
Foreign currency exchange loss (gain), net	4	(3)
Other expense, net	53	182
Loss before income tax expense	(3,372)	(2,523)
Income tax expense	50	66
Net loss	$(3,422)	$(2,589)

Net loss per share
Basic	$(0.57)	$(0.44)
Diluted	$(0.57)	$(0.44)

Weighted-average number of common shares (basic)	5,956	5,896
Weighted-average number of common shares (diluted)	5,956	5,896
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive (Loss) Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2023	2022
Net loss	$(3,422)	$(2,589)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	253	342
Retirement plan liability adjustment, net of tax	43	78
Other	—	1
Comprehensive loss	$(3,126)	$(2,168)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,236	$368
Receivables, net of allowance for doubtful accounts of $121 and $242, respectively	18,184	20,196
Contract assets	10,949	10,091
Inventories, net	12,430	8,853
Refundable income taxes	84	84
Prepaid expenses and other current assets	2,692	1,882
Total current assets	47,575	41,474
Property, plant and equipment, net	35,884	36,287
Operating lease right-of-use assets, net	14,152	14,380
Intangible assets, net	248	278
Goodwill	3,493	3,493
Other assets	131	81
Total assets	$101,483	$95,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,085	$3,820
Promissory note - related party	3,150	—
Revolver	16,061	16,289
Short-term operating lease liabilities	884	869
Accounts payable	14,832	13,497
Accrued liabilities	8,852	6,477
Total current liabilities	47,864	40,952
Long-term debt, net of current maturities, net of unamortized debt issuance costs	4,393	2,457
Long-term operating lease liabilities, net of short-term	13,799	14,020
Deferred income taxes, net	105	142
Pension liability	3,411	3,417
Other long-term liabilities	664	670
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; 0 shares issued and outstanding at December 31, 2023 and September 30, 2023	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,160 at December 31, 2023 and 6,105 at September 30, 2023	6,160	6,105
Additional paid-in capital	11,609	11,626
Retained earnings	19,842	23,264
Accumulated other comprehensive loss	(6,364)	(6,660)
Total shareholders’ equity	31,247	34,335
Total liabilities and shareholders’ equity	$101,483	$95,993
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,422)	$(2,589)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,562	1,571
Amortization of debt issuance costs	11	10
Gain on disposal of operating assets	—	(11)
Loss on insurance proceeds received for non-property claim	—	110
LIFO effect	293	262
Share transactions under company stock plan, net	37	51
Inventory valuation accounts	392	(812)
Other long-term liabilities	18	(96)
Deferred income taxes	(37)	7
Changes in operating assets and liabilities:
Receivables	2,230	1,632
Contract assets	(859)	(1,350)
Inventories	(4,056)	1,544
Prepaid expenses and other current assets	(667)	84
Other assets	(49)	107
Accounts payable	862	2,488
Other accrued liabilities	1,459	(2,775)
Accrued income and other taxes	89	59
Net cash (used for) provided by operating activities	(2,137)	292
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	12
Capital expenditures	(496)	(547)
Net cash used for investing activities	(496)	(535)
Cash flows from financing activities:
Proceeds from long-term debt	2,183	—
Payments on long-term debt	(274)	(257)
Proceeds from revolving credit agreement	23,413	19,768
Repayments of revolving credit agreement	(23,641)	(19,385)
Payment of debt issuance costs	(236)	—
Proceeds from promissory note related party	3,000	—
Short-term debt borrowings	2,246	1,360
Short-term debt repayments	(1,223)	(1,370)
Net cash provided by financing activities	5,468	116
Increase (decrease) in cash and cash equivalents	2,835	(127)
Cash and cash equivalents at the beginning of the period	368	1,174
Effect of exchange rate changes on cash and cash equivalents	33	110
Cash and cash equivalents at the end of the period	$3,236	$1,157

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(428)	$(259)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$541	$795
Non-cash financing activities:
Debt issuance cost due at maturity - related party	$910	$—
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(3,422)	296	(3,126)
Performance and restricted share expense	—	—	87	—	—	87
Share transactions under equity-based plans	55	55	(104)	—	—	(49)
Balance - December 31, 2023	6,160	$6,160	$11,609	$19,842	$(6,364)	$31,247

	Three Months Ended December 31, 2022
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	—	(2,589)	421	(2,168)
Performance and restricted share expense	—	—	122	—	—	122
Share transactions under equity-based plans	32	32	(103)	—	—	(71)
Balance - December 31, 2022	6,072	$6,072	$11,406	$29,367	$(8,272)	$38,573

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

These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s fiscal 2023 Annual Report on Form 10-K. The year-end consolidated condensed balance sheet contained in these financial statements was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.

B. Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

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

	Three Months Ended December 31,
	2023	2022
Net loss	$(3,422)	$(2,589)

Weighted-average common shares outstanding (basic and diluted)	5,956	5,896

Net loss per share – basic and diluted	$(0.57)	$(0.44)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	249	176

D. Going Concern
In accordance with ASU 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40) ("ASC 205-40")", the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether its plans that are not yet fully implemented are probable of both being implemented and effective in alleviating that doubt. In the event substantial doubt is raised, disclosures in the notes to the consolidated condensed financial statements of management’s plans and management’s conclusion as to whether the substantial doubt exists or has been alleviated are required. The consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty. This step shall not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

The Company has debt maturing in October 2024. As a result of this condition, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to evaluate available financial alternatives, including obtaining acceptable alternative financing. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements. See Note 7, Debt.

E. Recent Accounting Standards Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, "Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)," which defers the effective date for public filers that qualify as a smaller reporting company ("SRC"), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, this ASU is effective for the Company beginning October 1, 2023. The effect of adopting this ASU did not have an impact to the Company's results within the consolidated condensed statements of operations and financial condition.

F. Recent Accounting Standards Not Yet Adopted
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", to amend various SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated condensed financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker ("CODM") uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated condensed financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated condensed financial statements and related disclosures.

G. Employee Retention Credit
Under the Employee Retention Credit ("ERC") program, eligible businesses, both for-profit and not-for-profit, that experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company, with reasonably assured qualification, submitted for refunds under the ERC program.

As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. For the three months ended December 31, 2023 and 2022, there was no income or expense recorded.

2.Inventories
Inventories consist of:

	December 31, 2023	September 30, 2023
Raw materials and supplies	$2,710	$1,684
Work-in-process	6,548	4,061
Finished goods	3,172	3,108
Total inventories, net	$12,430	$8,853

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 32% and 19% of the Company’s inventories at December 31, 2023 and September 30, 2023, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out ("FIFO") method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,927 and $9,634 higher than reported at December 31, 2023 and September 30, 2023, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of December 31, 2023 and September 30, 2023, our inventory valuation allowances were $3,534 and $4,049, respectively.

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

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the first quarter of fiscal 2024, the Company evaluated potential triggering events and did not identify any indicators that the asset groups might be impaired.

4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the first quarter of fiscal 2024, the Company evaluated potential triggering events and determined interim testing was not required.

5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	December 31, 2023	September 30, 2023
Foreign currency translation adjustment	$(5,675)	$(5,928)
Retirement plan liability adjustment, net of tax	(698)	(741)
Interest rate swap agreement, net of tax	9	9
Total accumulated other comprehensive loss	$(6,364)	$(6,660)

6.    Leases
The components of lease expense were as follows:

	Three Months Ended December 31,
	2023	2022
Finance lease expense:
Amortization of right-of use assets on finance leases	$18	$12
Interest on lease liabilities	2	1
Operating lease expense	426	423
Variable lease cost	20	25
Total lease expense	$466	$461

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	December 31, 2023	September 30, 2023
Assets:
Finance lease assets	Property, plant and equipment, net	$135	$147
Operating lease assets	Operating lease right-of-use assets, net	14,152	14,380
Total lease assets		$14,287	$14,527

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$62	$61
Operating lease liabilities	Short-term operating lease liabilities	884	869
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	70	81
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	13,799	14,020
Total lease liabilities		$14,815	$15,031

Supplemental cash flow and other information related to leases were as follows:

	December 31, 2023	December 31, 2022
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$424	$422
Operating cash flows from finance leases	2	1
Financing cash flows from finance leases	16	12

	December 31, 2023	September 30, 2023
Weighted-average remaining lease term (years):
Finance leases	3.1	2.9
Operating leases	12.3	12.5
Weighted-average discount rate:
Finance leases	5.0%	5.1%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at December 31, 2023 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2024 (excluding the three months ended December 31, 2023)	$51	$1,276
2025	38	1,698
2026	30	1,695
2027	22	1,703
2028	—	1,557
Thereafter	—	12,741
Total lease payments	$141	$20,670
Less: Imputed interest	(9)	(5,987)
Present value of lease liabilities	$132	$14,683

7.    Debt
Debt consists of:

	December 31, 2023	September 30, 2023
Revolving credit agreement	$16,061	$16,289
Foreign subsidiary borrowings, net of unamortized debt issuance cost	8,975	5,771
Promissory note - related party	3,150	—
Finance lease obligations	132	142
Less: unamortized debt issuance cost - ($910 is related party)	(940)	—
Other, net of unamortized debt issuance costs $(6) and $(9), respectively	311	364
Total debt	27,689	22,566

Less – current maturities	(23,296)	(20,109)
Total long-term debt	$4,393	$2,457

Credit Agreement and Security Agreement
On November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement (the "Eighth Amendment") with its Lender. The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1,500, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion.

The Company entered into the Ninth Amendment (the "Ninth Amendment") to the Credit Agreement and the Fourth Amendment (the "Fourth Amendment") to the Export Credit Agreement with its lender on December 21, 2023. The Ninth Amendment amends the Credit Agreement to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Mark J. Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) of the Subordinated Loan Documents, and the receipt by borrowers of $3,000 in immediately available funds on the Ninth Amendment Effective Date; (ii) delay the maturity date from December 31, 2023 to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement; (iii) reduce the Revolving Commitment to $19,000 from $23,000; (iv) modify the definition of Borrowing Base to mean, at any time, the sum of (a) 85% of Eligible Accounts at such time, plus (b) the lesser of (1) 70% of Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time and (2) the product of 85% multiplied by the NOLV Percentage identified in the most recent inventory appraisal ordered by the Lender multiplied by Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time, minus (c) Reserves of $1,500, increasing on the first day of each month by $250, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion (which may be by email from the Lender), plus (d) the PP&E Component; (v) modify the Applicable Margin schedule to reflect the following applicable rates: 2.75% (CBFR REVSOFR30), 0.25% (CBFR Spread (CB Floating Rate)), 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate); and (vi) amend and restate subsection (l) of the Reporting Schedule to require, by the 17th day of every month, the delivery of a rolling 13 week cash flow forecast in form acceptable to Lender, which must include a projected to actual results comparison for the week then ended and on a cumulative basis from the beginning of the cash flow forecast. The Fourth Amendment of the Export Credit Agreement, to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk of the Subordinated Loan Documents, and the receipt by borrowers of $3,000 in immediately available funds on the Ninth Amendment Effective Date; and (ii) delay the maturity date to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms thereof.

The total collateral at December 31, 2023 and September 30, 2023 was $23,065 and $21,089, respectively, and the revolving commitment was $26,000 and $30,000, respectively. Total availability at December 31, 2023 and September 30, 2023 was $5,034 and $2,830, respectively, which exceeds both the collateral and total commitment threshold. The Credit Agreement contains affirmative and negative covenants and events of default. Since the availability exceeded the $1,500 reserve minimum as of December 31, 2023 and September 30, 2023, no covenant calculations were required. The Company has a letter of credit balance of $1,970 as of December 31, 2023 and September 30, 2023, respectively. The Credit Agreement under the Ninth Amendment has a maturity date of October 4, 2024.

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.75% spread, which was 8.2% at December 31, 2023 and a rate based on SOFR plus a 2.25% spread, which was 7.7% at September 30, 2023. The Export Credit Agreement as amended has a rate based on SOFR plus a 2.25% spread, which was 7.7% at December 31, 2023 and a rate based on SOFR plus a 1.75% spread, which was 7.2% at September 30, 2023. The Company also has a commitment fee of 0.50% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Debt issuance costs - revolver
The Company incurred new debt issuance costs of $117 in the first quarter of fiscal 2024 as it pertains to the new amendments entered into, which are included in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $0 at December 31, 2023. The Company previously had debt issuance costs of $86, which were included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $86 and $78 at December 31, 2023 and September 30, 2023, respectively.

Subordinated Promissory Note and Guarantee
The Company, in connection with the Ninth Amendment and the Fourth Amendment, incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk ("GHI") (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000 (the "Subordinated Loan") on the terms and subject to the conditions of a Subordinated Secured Promissory Note (the "Subordinated Promissory Note"). The obligations of borrowers under the Subordinated Loan mature on October 4, 2024. Interest accrues on the then-outstanding principal amount at a rate of 14% per annum and shall be paid in kind (and not in cash) by capitalization as additional principal ("PIK Interest") each six-month period after the date hereof in arrears. The Company agreed to pay to Mr. Silk a fully earned and non-refundable fee in an amount equal to $150, which fee shall be due and payable in full on, and subject to the occurrence of the Maturity Date or such earlier date on which the Company’s obligations under the Subordinated Promissory Note are accelerated pursuant to the terms thereof. Borrower’s obligations under the Subordinated Promissory Note are secured by a first priority lien, subject to any liens granted to Lender as described in the Subordination Agreement, on all of borrowers’ accounts, deposit accounts, contract rights, documents, equipment, general intangibles, instruments, inventory, investment property, commercial tort claims, all other goods and personal property whether tangible or intangible and wherever located, and all proceeds of the foregoing. The Subordinated Promissory note carrying value was $3,150 and $0 at December 31, 2023 and September 30, 2023, respectively. The Subordinated Promissory Note interest rate was 14% and 0% at December 31, 2023 and September 2023, respectively.

The Ninth Amendment, was also subject to including, but not limited to, the execution and delivery by Mark. J. Silk, a member of the Board of Directors of the Company ("Silk"), of a Guaranty Agreement (the "Guaranty") in favor of Lender pursuant to which Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. The Fee Letter requires the borrowers to pay Silk a fee (the "Guaranty Fee") in consideration for his agreement to execute and deliver the Guaranty in an amount equal to $760, which was included in the consolidated condensed balance sheets as a deferred charge in accrued liabilities. The Guaranty Fee becomes due and payable on the maturity date.

Foreign subsidiary borrowings in USD
Foreign debt consists of:

	December 31, 2023	September 30, 2023
Term loan, net of unamortized debt issuance cost $(89) and $0, respectively	$5,329	$3,293
Short-term borrowings	2,215	1,862
Factor	1,431	616
Total debt	$8,975	$5,771

Less – current maturities	(4,645)	(3,386)
Total long-term debt	$4,330	$2,385

Receivables pledged as collateral	$1,348	$1,247

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 8.0%.

The Company's Maniago, Italy ("Maniago") location obtained borrowings from two separate lending sources in the first quarter of fiscal 2024. The first was a bond for $2,208 with repayment terms of seven years. Under the terms of the borrowing, repayments are made semi-annually in the amount of $200, beginning on June 29, 2024. The proceeds from this loan are shown within cash and cash equivalents on the consolidated condensed balance sheets and will be used for capital investment. A second loan with a with a term of 1 year, 6 months was obtained in the amount of $1,104. The proceeds from this loan will be for working capital purposes.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2024 was (1.5)%, compared with (2.6)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2023	2022
Service cost	$17	$6
Interest cost	271	274
Expected return on plan assets	(262)	(277)
Amortization of net loss	43	78
Net periodic pension cost (benefit)	$69	$81

During the three months ended December 31, 2023 and 2022, the Company made $9 and $8 in cash contributions, and $86 and $0 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $66 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2024, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2024. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2024.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In the first three months of fiscal 2024, the Company granted 120 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 46 performance-based shares and 74 time-based restricted shares, with a grant date fair value of $3.60 per share. The awards vest over three years. There were 8 shares forfeited during the three month period ended December 31, 2023.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 308 shares that remain available for award at December 31, 2023. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $86 and $122 during the first three months of fiscal 2024 and 2023, respectively. As of December 31, 2023, there was $573 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.8 years.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2023	2022
Commercial revenue	$13,240	$10,181
Military revenue	7,812	11,118
Total	$21,052	$21,299

The following table represents revenue by end market:

	Three Months Ended December 31,
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$9,939	$10,726
Rotorcraft	3,150	4,380
Energy components for power generation units	6,191	4,624
Commercial product and other revenue	1,772	1,569
Total	$21,052	$21,299

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended December 31,
Net Sales	2023	2022
North America	$15,474	$17,294
Europe	5,578	4,005
Total	$21,052	$21,299

In addition to the disaggregated revenue information provided above, approximately 41% and 54% of total net sales for the three months ended December 31, 2023 and 2022, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period ended December 31, 2023:

	December 31, 2023	December 31, 2022
Contract assets - Beginning balance	$10,091	$10,172
Additional revenue recognized over-time	9,184	12,042
Less amounts billed to the customers	(8,326)	(10,692)
Contract assets - Ending balance	$10,949	$11,522

	December 31, 2023	December 31, 2022
Contract liabilities (included within Accrued liabilities) - Beginning balance	$(1,150)	$(807)
Payments received in advance of performance obligations	(1,753)	(1,401)
Performance obligations satisfied	20	426
Contract liabilities (included within Accrued liabilities) - Ending balance	$(2,883)	$(1,782)

Accounts receivable were $16,515 and $15,308 at September 30, 2022 and December 31, 2022, respectively. There were no impairment losses recorded on contract assets as of December 31, 2023 and September 30, 2023.

Remaining performance obligations
As of December 31, 2023, the Company has $103,569 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded a benefit of $1 to selling, general, and administrative expenses in the three months ended December 31, 2023 and recorded costs of $110 to other expense (income), net related to loss on insurance recovery in the three months ended December 31, 2022. At December 31, 2023 and September 30, 2023, the Company recorded $827 and $965, respectively, related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures. The Company will accrue these costs as incurred.

13.    Related Party Transactions
On December 21, 2023, the Company entered into the Ninth Amendment and Fourth Amendment with its lender incurring a secured subordinated loan from GHI, in the original principal amount of $3,000. GHI is controlled by Mr. Silk, a member of the Board of Directors of the Company and considered a related party. Additionally, Mr. Silk provided a Guaranty in favor of the Lender pursuant to which Mr. Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. As part of the Guaranty and Promissory Note, the Company will pay GHI fees of $760 and $150, respectively, and has paid $30 of legal costs. The Company has accumulated a total of $940 deferred financing costs related to the Guaranty and Subordinated Promissory Note. See Note 7, Debt for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business (19) the continued long term impact of the COVID-19 pandemic and related residual negative impact on the global economy, which may exacerbate the above factors and/or impact our results of operations and financial condition; and (20) in connection with its entry into the Ninth Amendment (the "Ninth Amendment") to its Credit Agreement and Fourth Amendment (the "Fourth Amendment") to its Export Credit Agreement, and as a condition to the consummation by the Company’s senior lender of the transactions contemplated thereby: (a) the Company incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk ("GHI") (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3.0 million, which subordinated loan is subject to the terms and conditions of an Intercreditor and Subordination Agreement by and among the Company, GHI and the Company’s senior lender; and (b) Mr. Silk executed and delivered a personal guaranty in favor of the Company’s senior lender of certain Company indebtedness under the Credit Agreement and the Export Credit Agreement. The Company is evaluating available financial alternatives, including obtaining acceptable alternative financing. If the Company is unable to restructure existing debt obligations, obtain capital or enter into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations by the terms of the Ninth Amendment, the lender under the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

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

Backlog of Orders
SIFCO’s total backlog at December 31, 2023 was $130.1 million, of which $103.6 million are anticipated to be complete within the next 12 months, compared with total backlog of $84.2 million as of December 31, 2023. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets has resulted in increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended December 31, 2023 compared with Three Months Ended December 31, 2022
Net Sales
Net sales comparative information for the first three months of fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
Net Sales	2023	2022
Aerospace components for:
Fixed wing aircraft	$9.9	$10.7	$(0.8)
Rotorcraft	3.2	4.4	(1.2)
Energy components for power generation units	6.2	4.6	1.6
Commercial product and other revenue	1.8	1.6	0.2
Total	$21.1	$21.3	$(0.2)

Net sales for the first three months of fiscal 2024 decreased $0.2 million to $21.1 million, compared with $21.3 million in the comparable period of fiscal 2023. In general, the production of the Company's products have lead times of varying lengths. Fixed wing sales decreased $0.8 million compared with the same period last year primarily due to F18 demand reduction and timing of orders on the 767 and other programs. Rotorcraft sales decreased $1.2 million compared with the same period last year primarily due to V22 demand reduction. The energy components for power generation units increased by $1.6 million due to growth in the steam turbine markets. Commercial products and other revenue were slightly higher compared with the same period last year.

Commercial net sales were 62.9% of total net sales and military net sales were 37.1% of total net sales in the first three months of fiscal 2024, compared with 47.8% and 52.2%, respectively, in the comparable period in fiscal 2023. Military net sales decreased by $3.3 million to $7.8 million in the first three months of fiscal 2024, compared with $11.1 million in the comparable period of fiscal 2023, primarily due to F18 and V22 demand reduction. Commercial net sales increased $3.0 million to $13.2 million in the first three months of fiscal 2024, compared with $10.2 million in the comparable period of fiscal 2023, primarily due to an increase in the power generation steam turbine market and commercial space.

Cost of Goods Sold
Cost of goods sold increased by $0.3 million, or 1.4%, to $20.3 million, or 96.5% of net sales, during the first three months of fiscal 2024, compared with $20.0 million or 94.1% of net sales, in the comparable period of fiscal 2023. The increase is primarily due to product mix, higher labor costs of $0.4 million, outside services $0.3 million and $0.1 million of hiring costs as the Company increased production to meet customer demands.

Gross Profit
Gross profit decreased $0.5 million to $0.7 million in the first three months of fiscal 2024, compared with $1.3 million gross profit in the comparable period of fiscal 2023. Gross profit percent of sales was 3.5% during the first three months of fiscal 2024, compared with 5.9% in the comparable period in fiscal 2023. The decrease in gross profit compared to prior fiscal year was primarily due to product mix, higher labor costs of $0.4 million, outside services $0.3 million and $0.1 million of hiring costs

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.6 million, or 17.0%, of net sales during the first three months of fiscal 2024, compared with $3.3 million, or 15.4%, of net sales in the comparable period of fiscal 2023. The increase in selling, general and administrative expenses is primarily due to higher legal costs of $0.2 million related to strategic alternatives and higher salaries and benefits $0.1 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first three months of fiscal 2024 and fiscal 2023.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2024 and 2023:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2023	2022	2023	2022
Revolving credit agreement	7.7%	5.9%	$ 15.6 million	$ 11.2 million
Foreign term debt	4.3%	3.5%	$ 8.2 million	$ 7.3 million
Other debt	1.0%	1.7%	$ 0.3 million	$ 0.6 million

Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2024 was (1.5)%, compared with (2.6)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $3.4 million during the first three months of fiscal 2024, compared with net loss of $2.6 million in the comparable period of fiscal 2023. Increase in net loss is due to higher labor costs, outside services and hiring costs as the Company positions itself for increased demand.

Non-GAAP Financial Measures
Presented below is certain financial information based on the Company's EBITDA and Adjusted EBITDA. References to "EBITDA" mean earnings (losses) from continuing operations before interest, taxes, depreciation and amortization, and references to "Adjusted EBITDA" mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America ("GAAP"). The Company presents EBITDA and Adjusted EBITDA because management believes that they are useful indicators for evaluating operating performance and liquidity, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company's results of operations as reported in accordance with GAAP. Some of these limitations include:
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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended
	December 31,
	2023	2022
Net loss	$(3,422)	$(2,589)
Adjustments:
Depreciation and amortization expense	1,562	1,571
Interest expense, net	430	275
Income tax expense	50	66
EBITDA	(1,380)	(677)
Adjustments:
Foreign currency exchange loss (gain), net (1)	4	(3)
Other expense, net (2)	54	72
Gain on disposal of assets (3)	—	(11)
Equity compensation (4)	86	122
LIFO impact (5)	293	262
IT incident costs, net (6)	(1)	110
Strategic alternative expense (7)	187	—
Adjusted EBITDA	$(757)	$(125)

(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income (prior year included $0.1 million in loss on insurance recovery, separately reclassed to IT incident costs, net line).
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company's books.
(4)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures.
(5)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out ("LIFO") method.
(6)Represents incremental information technology costs as it relates to the cybersecurity incident and loss on insurance recovery (prior year balance includes reclassed amount of $0.1 million from footnote two above).
(7)Represents expense related to evaluation of strategic alternatives.

B. Liquidity and Capital Resources
The main sources of liquidity for the Company have been cash flows from operations and borrowings under our Credit Agreement. The Company's liquidity could be negatively affected if the Company is unable to restructure existing debt obligations, obtain capital or enter into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. See Note 7, Debt.
Cash and cash equivalents was $3.2 million at December 31, 2023 and $0.4 million at September 30, 2023. At December 31, 2023, the majority of the Company’s cash and cash equivalents were in the possession of its non-U.S. subsidiaries. See Note 7, Debt - Foreign subsidiary borrowings in USD. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $2.1 million of cash in the first three months of fiscal 2024, primarily due to net operating loss of $3.4 million partially offset by depreciation and amortization of $1.6 million and change in inventory valuation accounts of $0.4 million and LIFO effect of $0.3 million. The uses of cash from working capital of $1.0 million was primarily due to increase in inventory of $4.0 million, contract asset of $0.9 million and other assets/prepaids of $0.7 million, partially offset by accounts receivable reductions of $2.2 million and increase in accrued liabilities $2.4 million. The increase in inventory is primarily driven by increase in work in process to meet heightened customer demand. The increase in accrued liabilities is primarily driven by increases in deferred revenue of $1.7 million and legal and professional fess.

The Company’s operating activities for the first three months of fiscal 2023 provided $0.3 million of cash, generated primarily by decreases in accounts receivable of $1.6 million and inventory reserves $0.8 million, partially offset by an increase in inventory $1.5 million.

Investing Activities
Cash used for investing activities was $0.5 million in the first three months of fiscal 2024 and fiscal 2023, respectively. Capital commitments as of December 31, 2023 were $0.5 million. The Company anticipates that the remaining total fiscal 2024 capital expenditures will be within the range of $3.5 million to $4.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $5.5 million in the first three months of fiscal 2024, compared with $0.1 million in the first three months of fiscal 2023.

As discussed in Note 7, Debt, the Company's Maniago location obtained borrowings from two separate lending sources during the first three months of fiscal 2024. The first was a bond for approximately $2.2 million with a seven year term. The proceeds from this loan are shown within cash and cash equivalents on the consolidated condensed balance sheets and will be used for capital investment. A second loan for approximately $1.1 million with a term of eighteen months, will be for working capital purposes, of which only $0.8 million has been received. The Company had $1.2 million of net short-term debt borrowings in the first three months of fiscal 2024 compared with nominal net short-term debt repayments in the first three months of fiscal 2023.
The Company had net repayments to the revolver under the Credit Agreement of $0.2 million in the first three months of fiscal 2024 compared with net borrowings of $0.4 million in the first three months of fiscal 2023. Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability. The availability at December 31, 2023 was $5.0 million, which exceeds reserve minimum threshold as of December 31, 2023, as such, no covenant calculations were required.

As noted in Note 7, Debt, on November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement with its Lender. The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1.5 million, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion.

As noted in Note 7, Debt, on December 21, 2023, the Company entered into the Ninth Amendment to the Credit Agreement and the Fourth Amendment to the Export Credit Agreement with its lender. The Ninth Amendment amends the Credit Agreement to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million in immediately available funds on the Ninth Amendment Effective Date; (ii) delay the maturity date from December 31, 2023 to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement; (iii) reduce the Revolving Commitment to $19.0 million from $23.0 million; (iv) modify the definition of Borrowing Base to mean, at any time, the sum of (a) 85% of Eligible Accounts at such time, plus (b) the lesser of (1) 70% of Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time and (2) the product of 85% multiplied by the NOLV Percentage identified in the most recent inventory appraisal ordered by the Lender multiplied by Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time, minus (c) Reserves of $1.5 million, increasing on the first day of each month by $0.3 million, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion (which may be by email from the Lender), plus (d) the PP&E Component; (v) modify the Applicable Margin schedule to reflect the following applicable rates: 2.75% (CBFR REVSOFR30), 0.25% (CBFR Spread (CB Floating Rate)), 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate); and (vi) amend and restate subsection (l) of the Reporting Schedule to require, by the 17th day of every month, the delivery of a rolling 13 week cash flow forecast in form acceptable to Lender, which must include a projected to actual results comparison for the week then ended and on a cumulative basis from the beginning of the cash flow forecast. The Fourth Amendment of the Export Credit Agreement, to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million in immediately available funds on the Ninth Amendment Effective Date; and (ii) delay the maturity date to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms thereof.

Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. In fiscal year 2024, the Company was able to obtain new financing at its Maniago location to provide Maniago with sufficient liquidity.

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

C. Recent Accounting Standards
For recent accounting standards adopted and not yet adopted refer to Note 1, Summary of Significant Accounting Policies - Recent Accounting Standards Adopted and Recent Accounting Standards Not Yet Adopted for further detail. Additionally, the Company's significant accounting policies and procedures are explained in the Management's Discussion and Analysis section of the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2023 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective, as a result of the continuing existence of the material weakness in the Company's internal controls over financial reporting described in Item 9A of the Company's Annual Report.

The Company is in the process of designing and implementing improved controls to remediate the material weakness that continued to exist as of December 31, 2023.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*97.1	Policy for the Recovery of Erroneously Awarded Compensation
*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 filed with the SEC on February 14, 2024, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2023 and 2022, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2023 and 2022, (iii) Consolidated Condensed Balance Sheets at December 31, 2023 and September 30, 2023, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2023 and 2022, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods December 31, 2023 and 2022, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: February 14, 2024	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)