Form 10-Q
period 2024-03-31
SIFCO INDUSTRIES INC
filed 2024-05-09
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2024 was 6,189,716.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net sales	$26,543	$19,242	$47,595	$40,541
Cost of goods sold	23,816	17,522	44,132	37,560
Gross profit	2,727	1,720	3,463	2,981
Selling, general and administrative expenses	3,208	3,849	6,789	7,129
Amortization of intangible assets	41	63	81	124
Loss on disposal of operating assets	3	14	3	3
Operating loss	(525)	(2,206)	(3,410)	(4,275)
Interest expense, net	963	339	1,393	614
Foreign currency exchange loss, net	3	12	7	9
Other expense (income), net	52	(218)	105	(35)
Loss before income tax expense	(1,543)	(2,339)	(4,915)	(4,863)
Income tax expense	47	28	98	93
Net loss	$(1,590)	$(2,367)	$(5,013)	$(4,956)

Net loss per share
Basic	$(0.26)	$(0.40)	$(0.84)	$(0.84)
Diluted	$(0.26)	$(0.40)	$(0.84)	$(0.84)

Weighted-average number of common shares (basic)	6,009	5,940	5,983	5,918
Weighted-average number of common shares (diluted)	6,009	5,940	5,983	5,918
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Loss
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(1,590)	$(2,367)	$(5,013)	$(4,956)
Other comprehensive loss:
Foreign currency translation (loss) gain, net of tax	(128)	74	125	416
Retirement plan liability adjustment, net of tax	43	74	86	152
Other	—	—	1	1
Comprehensive loss	$(1,675)	$(2,219)	$(4,801)	$(4,387)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	March 31, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$747	$368
Short-term investments	1,730	—
Receivables, net of allowance for credit losses of $131 and $242, respectively	23,125	20,196
Contract assets	9,976	10,091
Inventories, net	13,847	8,853
Refundable income taxes	84	84
Prepaid expenses and other current assets	2,112	1,882
Total current assets	51,621	41,474
Property, plant and equipment, net	34,861	36,287
Operating lease right-of-use assets, net	13,911	14,380
Intangible assets, net	203	278
Goodwill	3,493	3,493
Other assets	99	81
Total assets	$104,188	$95,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,364	$3,820
Promissory note - related party	3,256	—
Revolver	17,518	16,289
Short-term operating lease liabilities	894	869
Accounts payable	17,683	13,497
Accrued liabilities ($760 is related party)	7,067	6,477
Total current liabilities	52,782	40,952
Long-term debt, net of current maturities, net of unamortized debt issuance costs	4,075	2,457
Long-term operating lease liabilities, net of short-term	13,561	14,020
Deferred income taxes, net	—	142
Pension liability	3,457	3,417
Other long-term liabilities	657	670
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; 0 shares issued and outstanding at March 31, 2024 and September 30, 2023	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,190 at March 31, 2024 and 6,105 at September 30, 2023	6,190	6,105
Additional paid-in capital	11,663	11,626
Retained earnings	18,252	23,264
Accumulated other comprehensive loss	(6,449)	(6,660)
Total shareholders’ equity	29,656	34,335
Total liabilities and shareholders’ equity	$104,188	$95,993
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,013)	$(4,956)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,068	3,198
Amortization of debt issuance costs	352	20
Loss on disposal of operating assets	3	3
Loss on insurance proceeds received for non-property claim	—	110
LIFO effect	351	(199)
Share transactions under company stock plan, net	122	136
Inventory valuation accounts	666	(1,657)
Interest added to promissory note - related party (paid-in-kind)	106	—
Other long-term liabilities	106	(256)
Deferred income taxes	(142)	(64)
Changes in operating assets and liabilities:
Receivables	(2,840)	(383)
Contract assets	115	(464)
Inventories	(5,917)	(29)
Prepaid expenses and other current assets	362	145
Other assets	(715)	317
Accounts payable	3,994	3,918
Other accrued liabilities	(201)	(390)
Accrued income and other taxes	235	178
Net cash used for operating activities	(5,348)	(373)
Cash flows from investing activities:
Proceeds from disposal of operating assets	—	16
Capital expenditures	(1,314)	(1,435)
Purchase of short-term investments	(1,747)	—
Net cash used for investing activities	(3,061)	(1,419)
Cash flows from financing activities:
Proceeds from long-term debt	2,183	—
Payments on long-term debt	(501)	(525)
Proceeds from revolving credit agreement	44,319	37,832
Repayments of revolving credit agreement	(43,090)	(35,991)
Payment of debt issuance costs	(228)	—
Proceeds from promissory note - related party	3,000	—
Short-term debt borrowings	5,268	2,356
Short-term debt repayments	(2,168)	(2,856)
Net cash provided by financing activities	8,783	816
Increase (decrease) in cash and cash equivalents	374	(976)
Cash and cash equivalents at the beginning of the period	367	1,175
Effect of exchange rate changes on cash and cash equivalents	6	117
Cash and cash equivalents at the end of the period	$747	$316

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(871)	$(550)
Cash paid for income taxes, net	$(19)	$(16)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$328	$319
Non-cash financing activities:
Debt issuance cost due at maturity - related party	$910	$—
Interest added to promissory note - related party (paid-in-kind)	$106	$—
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Six Months Ended March 31, 2024
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(5,012)	211	(4,801)
Performance and restricted share expense	—	—	171	—	—	171
Share transactions under equity-based plans	85	85	(134)	—	—	(49)
Balance - March 31, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656

	Three Months Ended March 31, 2024
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2023	6,160	$6,160	$11,609	$19,842	$(6,364)	$31,247
Comprehensive loss	—	—	—	(1,590)	(85)	(1,675)
Performance and restricted share expense	—	—	84	—	—	84
Share transactions under equity-based plans	30	30	(30)	—	—	—
Balance - March 31, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656

	Six Months Ended March 31, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	—	(4,956)	569	(4,387)
Performance and restricted share expense	—	—	207	—	—	207
Share transactions under equity-based plans	68	68	(139)	—	—	(71)
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439

	Three Months Ended March 31, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - December 31, 2022	6,072	$6,072	$11,406	$29,367	$(8,272)	$38,573
Comprehensive (loss) income	—	—	—	(2,367)	148	(2,219)
Performance and restricted share expense	—	—	85	—	—	85
Share transactions under equity-based plans	36	36	(36)	—	—	—
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439
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

The United States ("U.S.") dollar is the functional currency for all of the Company’s operations in the U.S. and its non-operating subsidiaries. For these operations, all gains and losses from completed currency transactions are included in net loss. The functional currency for the Company's other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.

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

D. Accounts Receivable and Allowance for Credit Losses
Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the consolidated condensed balance sheets.

The Company establishes allowances for credit losses on accounts receivable, customer financing receivables, and certain other financial assets. The adequacy of these allowances are assessed quarterly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. The Company determines the creditworthiness of each customer based upon publicly available information and information obtained directly from its customers.

Allowance for credit losses:	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Opening allowance for credit losses	$(121)	$(242)
Changes in estimate	(21)	100
Write-offs	11	11
Recoveries	—	—
Total allowance for credit losses	$(131)	$(131)

E. Net Loss per Share
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(1,590)	$(2,367)	$(5,013)	$(4,956)

Weighted-average common shares outstanding (basic and diluted)	6,009	5,940	5,983	5,918

Net loss per share – basic and diluted	$(0.26)	$(0.40)	$(0.84)	$(0.84)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	258	196	253	186

F. Going Concern
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

The Company continues to evaluate available financial alternatives, including obtaining acceptable alternative financing. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreement. See Note 7, Debt.

G. Recent Accounting Standards Adopted
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

H. Recent Accounting Standards Not Yet Adopted
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

In March 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. The amendments in ASU 2024-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company is currently assessing the impact of this standard on our consolidated condensed financial statements and related disclosures.

In March 2024, the FASB issued ASU 2024-02 “Codification Improvements” (“ASU 2024-02”) amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities and is effective or fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of this standard on our consolidated condensed financial statements and related disclosures.

I. Employee Retention Credit
Under the Employee Retention Credit ("ERC") program, eligible businesses, both for-profit and not-for-profit, that experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company, with reasonably assured qualification, submitted for refunds under the ERC program on January 23, 2024. These submissions are still pending review and approval from the Internal Revenue Service ("IRS").

As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards ("IAS") 20 – Accounting for Government Grants and Disclosure of Government Assistance, which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. The ERC will be recognized as a reduction in other manufacturing and selling, general and administrative expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. For the three and six months ended March 31, 2024 and 2023, there was no income or expense recorded.

2.Inventories
Inventories consist of:

	March 31, 2024	September 30, 2023
Raw materials and supplies	$3,212	$1,684
Work-in-process	7,360	4,061
Finished goods	3,275	3,108
Total inventories, net	$13,847	$8,853

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 34% and 19% of the Company’s inventories at March 31, 2024 and September 30, 2023, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out ("FIFO") method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,985 and $9,634 higher than reported at March 31, 2024 and September 30, 2023, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of March 31, 2024 and September 30, 2023, our inventory valuation allowances were $3,883 and $4,049, respectively.

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

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the second quarter of fiscal 2024, the Company evaluated potential triggering events and did not identify any indicators that the asset groups might be impaired.

4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the second quarter of fiscal 2024, the Company evaluated potential triggering events and determined interim testing was not required.

5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	March 31, 2024	September 30, 2023
Foreign currency translation loss, net of tax	$(5,802)	$(5,927)
Retirement plan liability adjustment, net of tax	(656)	(742)
Interest rate swap agreement, net of tax	9	9
Total accumulated other comprehensive loss	$(6,449)	$(6,660)

6.    Leases
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

Finance lease expense:
Amortization of right-of use assets on finance leases	$18	$18	$36	$29
Interest on lease liabilities	1	2	3	4
Operating lease expense	427	416	854	839
Variable lease cost	20	25	39	50
Total lease expense	$466	$461	$932	$922

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	March 31, 2024	September 30, 2023
Assets:
Finance lease assets	Property, plant and equipment, net	$108	$147
Operating lease assets	Operating lease right-of-use assets, net	13,911	14,380
Total lease assets		$14,019	$14,527

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$51	$61
Operating lease liabilities	Short-term operating lease liabilities	894	869
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	62	81
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	13,561	14,020
Total lease liabilities		$14,568	$15,031

Supplemental cash flow and other information related to leases were as follows:

	March 31, 2024	March 31, 2023
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$858	$844
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	32	30
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	60

	March 31, 2024	September 30, 2023
Weighted-average remaining lease term (years):
Finance leases	2.6	2.9
Operating leases	12.1	12.5
Weighted-average discount rate:
Finance leases	5.0%	5.1%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at March 31, 2024 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2024 (excluding the six months ended March 31, 2024)	$33	$842
2025	37	1,697
2026	30	1,694
2027	21	1,703
2028	—	1,557
Thereafter	—	12,740
Total lease payments	$121	$20,233
Less: Imputed interest	(8)	(5,778)
Present value of lease liabilities	$113	$14,455

7.    Debt
Debt consists of:

	March 31, 2024	September 30, 2023
Revolving credit agreement	$17,518	$16,289
Foreign subsidiary borrowings, net of unamortized debt issuance cost	10,656	5,771
Promissory note - related party	3,256	—
Finance lease obligations	113	142
Less: unamortized debt issuance cost - ($617 is related party)	(638)	—
Other, net of unamortized debt issuance costs $(5) and $(9), respectively	308	364
Total debt	31,213	22,566

Less – current maturities	(27,138)	(20,109)
Total long-term debt	$4,075	$2,457

Credit Agreement and Security Agreement
On November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement (the "Eighth Amendment") with JPMorgan Chase Bank, N.A. ("Lender"). The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1,500, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion.

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

The total collateral at March 31, 2024 and September 30, 2023 was $23,223 and $21,089, respectively, and the revolving commitment was $26,000 and $30,000, respectively. Total availability at March 31, 2024 and September 30, 2023 was $3,711 and $2,830, respectively, which exceeds both the collateral and total commitment threshold. The Credit Agreement contains affirmative and negative covenants and events of default. Since the availability exceeded the $1,500 reserve minimum as of March 31, 2024 and September 30, 2023, no covenant calculations were required. The Company has a letter of credit balance of $1,970 as of March 31, 2024 and September 30, 2023, respectively.

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.75% spread, which was 8.2% at March 31, 2024 and a rate based on SOFR plus a 2.25% spread, which was 7.7% at September 30, 2023. The Export Credit Agreement as amended has a rate based on SOFR plus a 2.25% spread, which was 7.7% at March 31, 2024 and a rate based on SOFR plus a 1.75% spread, which was 7.2% at September 30, 2023. The Company also has a commitment fee of 0.50% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Debt issuance costs - revolver
The Company incurred new debt issuance costs of $117 in the first quarter of fiscal 2024 as it pertains to the new amendments entered into, which are included in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $44 at March 31, 2024. The Company previously had debt issuance costs of $86, which were included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $86 and $78 at March 31, 2024 and September 30, 2023, respectively.

Subordinated Promissory Note and Guarantee
The Company, in connection with the Ninth Amendment and the Fourth Amendment, incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk ("GHI") (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000 (the "Subordinated Loan") on the terms and subject to the conditions of a Subordinated Secured Promissory Note (the "Subordinated Promissory Note"). The obligations of borrowers under the Subordinated Loan mature on October 4, 2024. Interest accrues on the then-outstanding principal amount at a rate of 14% per annum and shall be paid in kind (and not in cash) by capitalization as additional principal ("PIK Interest") each six-month period after the date hereof in arrears. The Company agreed to pay to Mr. Silk a fully earned and non-refundable fee in an amount equal to $150, which fee shall be due and payable in full on, and subject to the occurrence of the Maturity Date or such earlier date on which the Company’s obligations under the Subordinated Promissory Note are accelerated pursuant to the terms thereof. Borrower’s obligations under the Subordinated Promissory Note are secured by a first priority lien, subject to any liens granted to Lender as described in the Subordination Agreement, on all of borrowers’ accounts, deposit accounts, contract rights, documents, equipment, general intangibles, instruments, inventory, investment property, commercial tort claims, all other goods and personal property whether tangible or intangible and wherever located, and all proceeds of the foregoing. The Subordinated Promissory note carrying value was $3,256 and $0 at March 31, 2024 and September 30, 2023, respectively. The Subordinated Promissory Note interest rate was 14% and 0% at March 31, 2024 and September 2023, respectively.

The Ninth Amendment was also subject to including, but not limited to, the execution and delivery by Mark. J. Silk, a member of the Board of Directors of the Company ("Silk"), of a Guaranty Agreement (the "Guaranty") in favor of Lender pursuant to which Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. The Fee Letter

requires the borrowers to pay Silk a fee (the "Guaranty Fee") in consideration for his agreement to execute and deliver the Guaranty in an amount equal to $760, which was included in the consolidated condensed balance sheets as a deferred charge in accrued liabilities. The Guaranty Fee becomes due and payable on the maturity date.

Foreign subsidiary borrowings in USD
Foreign debt consists of:

	March 31, 2024	September 30, 2023
Term loan, net of unamortized debt issuance cost $(89) and $0, respectively	$4,999	$3,293
Short-term borrowings	3,350	1,862
Factor	2,307	616
Total debt	$10,656	$5,771

Less – current maturities	(6,638)	(3,386)
Total long-term debt	$4,018	$2,385

Receivables pledged as collateral	$1,914	$1,247

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 8.0%.

The Company's Maniago, Italy ("Maniago") location obtained borrowings from two separate lending sources in the first quarter of fiscal 2024. The first was a bond for $2,208 with repayment terms of seven years. Under the terms of the borrowing, repayments are made semi-annually in the amount of $200, beginning on June 29, 2024. The proceeds from this loan are shown within cash and cash equivalents and short-term investments on the consolidated condensed balance sheets and will be used for capital investment. A second loan with a term of 1 year, 6 months was obtained in the amount of $1,104. The proceeds from this loan will be for working capital purposes.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2024 was (2.0)%, compared with (1.9)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions. As of the second quarter of fiscal 2024, the Company maintains a full valuation allowance on the net deferred tax assets in the U.S., Ireland and Italy.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Service cost	$45	$6	$90	$12
Interest cost	271	274	542	549
Expected return on plan assets	(260)	(277)	(521)	(554)
Amortization of net loss	43	77	86	153
Net periodic pension cost	$99	$80	$197	$160

During the six months ended March 31, 2024 and 2023, the Company made $18 and $13 in cash contributions, and $86 and $0 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $57 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2024, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2024. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2024.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In the first six months of fiscal 2024, the Company granted 120 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 46 performance-based shares and 74 time-based restricted shares, with a grant date fair value of $3.60 per share. The awards vest over three years. There were 19 shares forfeited during the six month period ended March 31, 2024.

In the first six months of fiscal 2024, the Company granted its non-employee directors 39 restricted shares under the 2016 Plan, with a grant date fair value of $3.08 per share, which vest over one year. One award for 38 restricted shares vested in January 2024.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 280 shares that remain available for award at March 31, 2024. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $171 and $207 during the first six months of fiscal 2024 and 2023, respectively. As of March 31, 2024, there was $573 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.7 years.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Commercial revenue	$17,376	$11,361	$30,616	$21,542
Military revenue	9,167	7,881	16,979	18,999
Total	$26,543	$19,242	$47,595	$40,541

The following table represents revenue by end market:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2024	2023	2024	2023
Aerospace components for:
Fixed wing aircraft	$10,080	$8,855	$20,019	$19,581
Rotorcraft	4,197	3,513	7,347	7,894
Energy components for power generation units	6,470	5,101	12,661	9,724
Commercial product and other revenue	5,796	1,773	7,568	3,342
Total	$26,543	$19,242	$47,595	$40,541

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended March 31,		Six Months Ended March 31,
Net Sales	2024	2023	2024	2023
North America	$20,514	$14,353	$35,988	$31,647
Europe	6,029	4,889	11,607	8,894
Total	$26,543	$19,242	$47,595	$40,541

In addition to the disaggregated revenue information provided above, approximately 40% and 49% of total net sales for the six months ended March 31, 2024 and 2023, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period beginning October 1, 2023 and ended March 31, 2024 compared to period beginning October 1, 2022 and ended March 31, 2023:

	March 31, 2024	March 31, 2023
Contract assets - Beginning balance	$10,091	$10,172
Additional revenue recognized over-time	19,250	20,230
Less amounts billed to the customers	(19,365)	(19,766)
Contract assets - Ending balance	$9,976	$10,636

	March 31, 2024	March 31, 2023
Contract liabilities (included within Accrued liabilities) - Beginning balance	$(1,150)	$(807)
Payments received in advance of performance obligations	(1,830)	(1,428)
Performance obligations satisfied	1,581	1,019
Contract liabilities (included within Accrued liabilities) - Ending balance	$(1,399)	$(1,216)

Accounts receivable were $16,515 and $17,395 at September 30, 2022 and March 31, 2023, respectively. There were no impairment losses recorded on contract assets as of March 31, 2024 and September 30, 2023.

Remaining performance obligations
As of March 31, 2024, the Company has $137,771 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

12.    Commitments and Contingencies
On December 30, 2022, the Company became aware of a cyber security issue involving unauthorized access to the Company's system (the "Cyber Incident"). The Company immediately began an investigation and engaged cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company's investigation uncovered that the threat actor had gained access to certain areas of the Company's systems on or about December 27, 2022. With the assistance of outside cyber security experts, the Company located and closed the unauthorized access to our systems, identified compromised information, and notified those impacted in accordance with state and federal requirements.

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded expense of $23 to selling, general, and administrative expenses in the six months ended March 31, 2024. The Company recorded expense of $977 to selling, general, and administrative expenses and recorded costs of $110 to other expense (income), net related to loss on insurance recovery in the six months ended March 31, 2023. At March 31, 2024 and September 30, 2023, the Company recorded $827 and $965, respectively, related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

The Company has incurred, and may continue to incur, certain expenses related to this attack. The Company will accrue these costs as incurred.

13.    Related Party Transactions
On December 21, 2023, the Company entered into the Ninth Amendment and Fourth Amendment with its lender incurring a secured subordinated loan from GHI, in the original principal amount of $3,000. GHI is controlled by Mr. Silk, a member of the Board of Directors of the Company and considered a related party. The Company has recorded interest expense of $106 for the three and six month periods ending March 31, 2024, which was included in the consolidated condensed balance sheets in the Promissory note - related party line. Additionally, Mr. Silk provided a Guaranty in favor of the Lender pursuant to which Mr. Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. As part of the Guaranty and Promissory Note, the Company will pay GHI fees of $760 and $150, respectively, and has paid $30 of legal costs. The Company has a total of $638 deferred financing costs related to the Guaranty and Subordinated Promissory Note, which was included in the consolidated condensed balance sheets in current maturities of long-term, net of $302 amortization. See Note 7, Debt for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) in connection with its entry into the Ninth Amendment (the "Ninth Amendment") to its Credit Agreement and Fourth Amendment (the "Fourth Amendment") to its Export Credit Agreement, and as a condition to the consummation by the Company’s senior lender of the transactions contemplated thereby: (a) the Company incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk ("GHI") (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3.0 million, which subordinated loan is subject to the terms and conditions of an Intercreditor and Subordination Agreement by and among the Company, GHI and the Company’s senior lender; and (b) Mr. Silk executed and delivered a personal guaranty in favor of the Company’s senior lender of certain Company indebtedness under the Credit Agreement and the Export Credit Agreement. The Company is evaluating available strategic alternatives, including obtaining acceptable alternative financing. If the Company is unable to restructure existing debt obligations, obtain capital or enter into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date stated in the Ninth Amendment, the lender under the Credit Agreement may choose to accelerate repayment. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreements.

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

Backlog of Orders
SIFCO’s total backlog at March 31, 2024 was $137.8 million, of which $105.3 million are anticipated to be complete within the next 12 months, compared with total backlog of $96.7 million as of March 31, 2023. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets has resulted in increased bookings. Backlog information may not be indicative of future sales.

Six Months Ended March 31, 2024 compared with Six Months Ended March 31, 2023
Net Sales
Net sales comparative information for the first six months of fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
Net Sales	2024	2023
Aerospace components for:
Fixed wing aircraft	$20.0	$19.6	$0.4
Rotorcraft	7.3	7.9	(0.6)
Energy components for power generation units	12.7	9.7	3.0
Commercial product and other revenue	7.6	3.3	4.3
Total	$47.6	$40.5	$7.1

Net sales for the first six months of fiscal 2024 increased $7.1 million to $47.6 million, compared with $40.5 million in the comparable period of fiscal 2023. In general, the production of the Company's products have lead times of varying lengths. Fixed wing sales were slightly higher compared with the same period last year. Rotorcraft sales were slightly lower compared with the same period last year due to demand reduction for the V22 program. The energy components for power generation units increased by $3.0 million due to growth in the steam turbine markets. Commercial products and other revenue increased by $4.3 million due to commercial space and the 787 program.

Commercial net sales were 64.3% of total net sales and military net sales were 35.7% of total net sales in the first six months of fiscal 2024, compared with 53.1% and 46.9%, respectively, in the comparable period in fiscal 2023. Military net sales decreased by $2.0 million to $17.0 million in the first six months of fiscal 2024, compared with $19.0 million in the comparable period of fiscal 2023, primarily due to F35 and V22 demand reduction. Commercial net sales increased $9.1 million to $30.6 million in the first six months of fiscal 2024, compared with $21.5 million in the comparable period of fiscal 2023, primarily due to an increase in the power generation steam turbine market and commercial space.

Cost of Goods Sold
Cost of goods sold increased by $6.6 million, or 17.5%, to $44.1 million, or 92.7% of net sales, during the first six months of fiscal 2024, compared with $37.6 million or 92.7% of net sales, in the comparable period of fiscal 2023. The increase is primarily due to higher sales volume, higher labor costs of $1.4 million and $0.2 million of hiring costs as the Company increased production to meet customer demands, partially offset by lower idle expense of $0.7 million.

Gross Profit
Gross profit increase $0.5 million to $3.5 million in the first six months of fiscal 2024, compared with $3.0 million gross profit in the comparable period of fiscal 2023. Gross profit percent of sales was 7.3% during the first six months of fiscal 2024 and fiscal 2023. The increase in gross profit compared to prior fiscal year was primarily due to higher volume and reduction of idle expense and outside services $0.2 million, partially offset by higher labor costs of $1.4 million and $0.2 million of hiring costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $6.8 million, or 14.3%, of net sales during the first six months of fiscal 2024, compared with $7.1 million, or 17.6%, of net sales in the comparable period of fiscal 2023. The decrease in selling, general and administrative expenses is primarily due to prior year nonrecurring Cyber incident costs of $1.0 million, partially offset by higher wages, benefits and incentive costs of $0.3 million and higher expenses related to the evaluation of strategic alternatives of $0.3 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first six months of fiscal 2024 and fiscal 2023.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2024 and 2023:

	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2024	2023	2024	2023
Revolving credit agreement	7.9%	6.3%	$ 16.2 million	$ 11.8 million
Foreign term debt	5.0%	4.2%	$ 9.4 million	$ 7.2 million
Promissory note - related party	6.6%	—%	$ 3.2 million	$ 0.0 million
Other debt	0.9%	1.5%	$ 0.3 million	$ 0.5 million

Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2024 was (2.0)%, compared with (1.9)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $5.0 million during the first six months of fiscal 2024 and fiscal 2023. Net loss is due to higher sales volume and gross margin, offset by higher interest expense as the Company invests to meet increased demand.

Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
Net Sales
Net sales comparative information for the second quarter of fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase/ (Decrease)
Net Sales	2024	2023
Aerospace components for:
Fixed wing aircraft	$10.1	$8.8	$1.3
Rotorcraft	4.2	3.5	0.7
Energy components for power generation units	6.5	5.1	1.4
Commercial product and other revenue	5.8	1.8	4.0
Total	$26.6	$19.2	$7.4

Net sales for the second quarter of fiscal 2024 increased $7.4 million to $26.6 million, compared with $19.2 million in the comparable period of fiscal 2023. Fixed wing sales increased $1.3 million compared with the same period last year primarily due to 787, 767 and other programs. Rotorcraft sales increased $0.7 million compared with the same period last year primarily due to the H60 program. The energy components for power generation units increased by $1.4 million due to growth in the steam turbine markets. Commercial products and other revenue increased $4.0 million compared with the same period last year primarily due to commercial space.

Commercial net sales were 65.5% of total net sales and military net sales were 34.5% of total net sales in the second quarter of fiscal 2024, compared with 59.0% and 41.0%, respectively, in the comparable period in fiscal 2023. Military net sales increased by $1.3 million to $9.2 million in the second quarter of fiscal 2024, compared with $7.9 million in the comparable period of fiscal 2023, primarily due to the H60 program. Commercial net sales increased $6.0 million to $17.4 million in the second quarter of fiscal 2024, compared with $11.4 million in the comparable period of fiscal 2023, primarily due to an increase in the power generation steam turbine market and commercial space.

Cost of Goods Sold
Cost of goods sold increased by $6.3 million, or 35.9%, to $23.8 million, or 89.7% of net sales, during the second quarter of fiscal 2024, compared with $17.5 million or 91.1% of net sales, in the comparable period of fiscal 2023. The increase is primarily due to higher volume, higher labor costs of $0.5 million and outside services of $0.2 million as the Company increased production to meet customer demands.

Gross Profit
Gross profit increased $1.0 million to $2.7 million in the second quarter of fiscal 2024, compared with $1.7 million gross profit in the comparable period of fiscal 2023. Gross profit percent of sales was 10.3% during the second quarter of fiscal 2024, compared with 8.9% in the comparable period in fiscal 2023. The increase in gross profit compared to prior fiscal year was primarily due to higher volume and reduction of idle expense $0.7 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.2 million, or 12.1%, of net sales during the second quarter of fiscal 2024, compared with $3.8 million, or 20.0%, of net sales in the comparable period of fiscal 2023. The decrease in selling, general and administrative expenses is primarily due to prior year nonrecurring Cyber incident costs of $1.0 million, partially offset by legal expenses and costs related to the evaluation of strategic alternatives of $0.1 million.

Amortization of Intangibles
Amortization of intangibles were negligible in the second quarter of fiscal 2024 and fiscal 2023.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the second quarter of both fiscal 2024 and 2023:

	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2024	2023	2024	2023
Revolving credit agreement	8.1%	6.7%	$ 16.8 million	$ 12.4 million
Foreign term debt	5.8%	4.9%	$ 10.0 million	$ 7.1 million
Promissory note - related party	13.2%	—%	$ 3.2 million	$ 0.0 million
Other debt	0.8%	1.4%	$ 0.3 million	$ 0.5 million

Income Taxes
The Company’s effective tax rate through the second quarter of fiscal 2024 was (3.0)%, compared with (1.2)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $1.6 million during the second quarter of fiscal 2024, compared with net loss of $2.4 million in the comparable period of fiscal 2023. Reduction in net loss is primarily due to higher sales volume and gross margin, including reduction of Cyber incident costs and idle expense of $1.0 million and $0.7 million, respectively, partially offset by higher interest expense, labor costs and outside services as the Company increased production to meet customer demands.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net loss	$(1,590)	$(2,367)	$(5,013)	$(4,956)
Adjustments:
Depreciation and amortization expense	1,506	1,626	3,068	3,198
Interest expense, net	963	339	1,393	614
Income tax expense	47	28	98	93
EBITDA	926	(374)	(454)	(1,051)
Adjustments:
Foreign currency exchange loss, net (1)	3	12	7	9
Other expense (income), net (2)	52	(328)	105	(146)
Loss on disposal of assets (3)	3	14	3	3
Equity compensation (4)	85	85	171	207
LIFO impact (5)	58	(461)	351	(199)
IT incident costs, net (6)	24	1,086	23	1,087
Strategic alternative expense (7)	133	—	321	—
Adjusted EBITDA	$1,284	$34	$527	$(90)

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
Cash and cash equivalents was $0.7 million at March 31, 2024 and $0.4 million at September 30, 2023. Short-term investments was $1.7 million at March 31, 2024 and zero at September 30, 2023. At March 31, 2024, the majority of the Company’s cash and cash equivalents and short-term investments were in the possession of its non-U.S. subsidiaries. See Note 7, Debt - Foreign subsidiary borrowings in USD. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $5.3 million of cash in the first six months of fiscal 2024, primarily due to net operating loss of $5.0 million partially offset by non-cash adjustments for depreciation and amortization of $3.1 million and change in inventory valuation accounts of $0.7 million and LIFO effect of $0.4 million. The uses of cash for working capital of $5.0 million was primarily due to increases in inventory of $5.9 million and accounts receivable of $2.8 million, partially offset by increase in accounts payable $4.0 million. The increase in inventory is primarily due to increase in raw material and work in process to meet heightened customer demand. The increase in accounts receivable is due to increases in customer shipments. The increase in accounts payable is due to increases in raw material purchases and outside processing fees related to inventory build.

The Company’s operating activities for the first six months of fiscal 2023 used $0.4 million primarily due to operating results and an increase in accounts payable of $3.9 million.

Investing Activities
Cash used for investing activities was $3.1 million in the first six months of fiscal 2024 primarily due to purchase of short-term investments of $1.7 million and capital expenditures of $1.3 million. Cash used for investing activities was $1.4 million in the first six months of fiscal 2023 due to capital expenditures. Capital commitments as of March 31, 2024 were $0.6 million. The Company anticipates that the remaining total fiscal 2024 capital expenditures will be within the range of $3.0 million to $3.5 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $8.8 million in the first six months of fiscal 2024, compared with $0.8 million in the first six months of fiscal 2023.

As discussed in Note 7, Debt, the Company's Maniago location obtained borrowings from two separate lending sources during the first six months of fiscal 2024. The first was a bond for approximately $2.2 million with a seven year term. The proceeds from this loan are shown within cash and cash equivalents and short-term investments on the consolidated condensed balance sheets and will be used for capital investment. A second loan for approximately $1.1 million with a term of eighteen months, will be for working capital purposes. The Company had $3.1 million of net short-term debt borrowings in the first six months of fiscal 2024 compared with $0.5 million of net short-term debt repayments in the first six months of fiscal 2023.
The Company had net borrowings from the revolver under the Credit Agreement of $1.2 million in the first six months of fiscal 2024 compared with net borrowings of $1.8 million in the first six months of fiscal 2023. Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability. The availability at March 31, 2024 was $3.7 million, which exceeds reserve minimum threshold as of March 31, 2024, as such, no covenant calculations were required.

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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2024 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
As of March 31, 2024, management has designed and implemented additional controls to remediate the previously reported material weaknesses in Item 9A on Form 10-K for the fiscal year ended September 30, 2023 and in Item 4 on Form 10-Q for the first quarter ended December 31, 2023.

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

Management, with the oversight of the Audit Committee, took the following steps as part of our remediation efforts:

•Designed and implemented additional enhancements to backup and recovery controls, and increased oversight of information technology systems, with emphasis on endpoint protection and detection as well as monitoring backups.

•Engaged with outside specialist resources to assist with our ongoing assessment of existing policies and procedures, and documented formal disaster recovery plans, including steps around increased procedural restoration, tailored to each business location.

•Changed data storage vendor to shorten disaster recovery time.

Given the remediation efforts noted above, testing of applicable controls completed during the second quarter and the determination that controls are designed and operating effectively, management has concluded that the material weakness in Item 9A on Form 10-K for the fiscal year ended September 30, 2023 has been remediated as of March 31, 2024.

Except for the remediation items described in Item 4, there have been no changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 9, 2024, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2024 and 2023, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets at March 31, 2024 and September 30, 2023, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2024 and 2023, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods March 31, 2024 and 2023, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: May 9, 2024	/s/ Peter W. Knapper
Peter W. Knapper
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)