Form 10-Q
period 2024-06-30
SIFCO INDUSTRIES INC
filed 2024-08-12
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2024 was 6,179,881.

Part I. Financial Information
Item 1. Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited, Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net sales	$29,259	$21,853	$76,854	$62,394
Cost of goods sold	24,725	18,375	68,857	55,935
Gross profit	4,534	3,478	7,997	6,459
Selling, general and administrative expenses	3,150	3,388	9,939	10,517
Amortization of intangible assets	40	63	121	187
(Gain) loss on disposal of operating assets	—	(3)	3	—
Operating profit (loss)	1,344	30	(2,066)	(4,245)
Interest expense, net	1,078	305	2,471	919
Foreign currency exchange (gain) loss, net	(1)	1	6	11
Other expense, net	139	323	244	287
Income (loss) before income tax expense	128	(599)	(4,787)	(5,462)
Income tax expense	56	35	153	128
Net income (loss)	$72	$(634)	$(4,940)	$(5,590)

Net income (loss) per share
Basic	$0.01	$(0.11)	$(0.82)	$(0.94)
Diluted	$0.01	$(0.11)	$(0.82)	$(0.94)

Weighted-average number of common shares (basic)	6,009	5,940	5,991	5,925
Weighted-average number of common shares (diluted)	6,105	5,940	5,991	5,925
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited, Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$72	$(634)	$(4,940)	$(5,590)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax	(73)	20	52	436
Retirement plan liability adjustment, net of tax	104	153	190	305
Other	(5)	—	(5)	1
Comprehensive income (loss)	$98	$(461)	$(4,703)	$(4,848)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2024	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,696	$368
Short-term investments	1,713	—
Receivables, net of allowance for credit losses of $124 and $242, respectively	26,831	20,196
Contract assets	10,055	10,091
Inventories, net	13,423	8,853
Refundable income taxes	84	84
Prepaid expenses and other current assets	1,200	1,882
Total current assets	55,002	41,474
Property, plant and equipment, net	33,914	36,287
Operating lease right-of-use assets, net	13,673	14,380
Intangible assets, net	161	278
Goodwill	3,493	3,493
Other assets	88	81
Total assets	$106,331	$95,993
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,116	$3,820
Promissory note - related party	3,366	—
Revolver	19,693	16,289
Short-term operating lease liabilities	906	869
Accounts payable	14,965	13,497
Contract liabilities	3,880	1,150
Accrued liabilities (Related party is $880 at June 30, 2024 and $0 at September 30, 2023)	6,506	5,327
Total current liabilities	55,432	40,952
Long-term debt, net of current maturities, net of unamortized debt issuance costs	3,620	2,457
Long-term operating lease liabilities, net of short-term	13,333	14,020
Deferred income taxes, net	—	142
Pension liability	3,469	3,417
Other long-term liabilities	651	670
Shareholders’ equity:
Serial preferred shares, no par value, 1,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and September 30, 2023	—	—
Common shares, par value $1 per share, 10,000 shares authorized; issued and outstanding shares 6,180 at June 30, 2024 and 6,105 at September 30, 2023	6,180	6,105
Additional paid-in capital	11,745	11,626
Retained earnings	18,324	23,264
Accumulated other comprehensive loss	(6,423)	(6,660)
Total shareholders’ equity	29,826	34,335
Total liabilities and shareholders’ equity	$106,331	$95,993
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,940)	$(5,590)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,568	4,821
Amortization of debt issuance costs	762	30
Loss on disposal of operating assets	3	—
Loss on insurance proceeds received for non-property claim	—	60
LIFO effect	826	(272)
Share transactions under company stock plan, net	194	221
Inventory valuation accounts	481	(1,793)
Interest added to promissory note - related party (paid-in-kind)	216	—
Other long-term liabilities	219	66
Deferred income taxes	(142)	(136)
Changes in operating assets and liabilities:
Receivables	(6,631)	(3,160)
Contract assets	36	1,153
Inventories	(5,598)	869
Prepaid expenses and other current assets	1,087	653
Other assets	(703)	128
Accounts payable	1,449	585
Contract liabilities	2,730	96
Other accrued liabilities	372	(253)
Accrued income and other taxes	105	252
Net cash used for operating activities	(4,966)	(2,270)
Cash flows from investing activities:
Proceeds from disposal of operating assets	1	13
Capital expenditures	(2,044)	(1,905)
Purchase of short-term investments	(2,395)	—
Maturity of short-term investments	648	—
Net cash used for investing activities	(3,790)	(1,892)
Cash flows from financing activities:
Proceeds from long-term debt	2,183	—
Payments on long-term debt	(768)	(809)
Proceeds from revolving credit agreement	70,706	60,087
Repayments of revolving credit agreement	(67,302)	(56,301)
Payment of debt issuance costs	(228)	—
Proceeds from promissory note - related party	3,000	—
Short-term debt borrowings	7,652	4,459
Short-term debt repayments	(5,141)	(3,965)
Net cash provided by financing activities	10,102	3,471
Increase (decrease) in cash and cash equivalents	1,346	(691)
Cash and cash equivalents at the beginning of the period	367	1,174
Effect of exchange rate changes on cash and cash equivalents	(17)	115
Cash and cash equivalents at the end of the period	$1,696	$598

Supplemental disclosure of cash flow information of operations:
Cash paid for interest	$(1,463)	$(924)
Cash paid for income taxes, net	$(197)	$(16)
Non-cash investing activities:
Additions to property, plant & equipment - incurred but not yet paid	$240	$306
Non-cash financing activities:
Debt issuance cost due at maturity - related party	$1,030	$—
Interest added to promissory note - related party (paid-in-kind)	$216	$—
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30, 2024
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(4,940)	237	(4,703)
Performance and restricted share expense	—	—	243	—	—	243
Share transactions under equity-based plans	75	75	(124)	—	—	(49)
Balance - June 30, 2024	6,180	$6,180	$11,745	$18,324	$(6,423)	$29,826

	Three Months Ended March 31, 2024
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656
Comprehensive loss	—	—	—	72	26	98
Performance and restricted share expense	—	—	72	—	—	72
Share transactions under equity-based plans	(10)	(10)	10	—	—	—
Balance - June 30, 2024	6,180	$6,180	$11,745	$18,324	$(6,423)	$29,826

	Nine Months Ended June 30, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - September 30, 2022	6,040	$6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	—	(5,590)	742	(4,848)
Performance and restricted share expense	—	—	292	—	—	292
Share transactions under equity-based plans	67	67	(138)	—	—	(71)
Balance - June 30, 2023	6,107	$6,107	$11,541	$26,366	$(7,951)	$36,063

	Three Months Ended June 30, 2023
	Common		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance - March 31, 2023	6,108	$6,108	$11,455	$27,000	$(8,124)	$36,439
Comprehensive (loss) income	—	—	—	(634)	173	(461)
Performance and restricted share expense	—	—	86	—	—	86
Share transactions under equity-based plans	(1)	(1)	—	—	—	(1)
Balance - June 30, 2023	6,107	$6,107	$11,541	$26,366	$(7,951)	$36,063
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

Allowance for credit losses:	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
Opening allowance for credit losses	$(131)	$(242)
Changes in estimate	5	104
Write-offs	2	14
Recoveries	—	—
Total allowance for credit losses	$(124)	$(124)

E. Net Income (Loss) per Share
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$72	$(634)	$(4,940)	$(5,590)

Weighted-average common shares outstanding (basic and diluted)	6,009	5,940	5,991	5,925
Effect of dilutive securities:
Restricted shares	78	—	—	—
Performance shares	18	—	—	—
Weighted-average common shares outstanding (diluted)	6,105	5,940	5,991	5,925

Net income (loss) per share – basic:	$0.01	$(0.11)	$(0.82)	$(0.94)

Net income (loss) per share – diluted:	$0.01	$(0.11)	$(0.82)	$(0.94)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	151	211	251	187

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

The Company continues to evaluate available financial alternatives, including obtaining acceptable alternative financing and the sale of its Maniago location. The Company cannot provide assurances that it will be successful in restructuring the existing debt obligations, obtaining capital or entering into a strategic alternative transaction which provides sufficient funding for the refinancing of its outstanding indebtedness prior to the maturity date of its obligations under the Credit Agreement. See Note 7, Debt and Note 14, Subsequent Events.

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

H. Recent Accounting Standards Not Yet Adopted
In July 2023, the FASB issued ASU 2023-03, "Presentation of Financial Statement (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718)", to amend various SEC paragraphs in the Accounting Standards Codification (the "Codification") to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. The ASU does not provide any new guidance so there is no transition or effective date associated with it. The Company is currently assessing the impact of adopting ASU 2023-03 on the consolidated condensed financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker ("CODM") uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments into reportable segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated condensed financial statements and related disclosures.

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

As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. For the three and nine months ended June 30, 2024, there was no income or expense recorded. In the same periods of the prior year, the Company recorded a gross benefit of $1,772, which represented $1,688 claimed as refund and $84 in interest income. The ERC was recognized as a reduction in other manufacturing and selling, general and administrative expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of goods sold of $1,452, selling, general and administrative expense of $236 and interest income $84, respectively and recorded selling, general and administrative expense of $354 for professional fees related to the tax credit in the consolidated condensed statements of operations during the three and nine months ended June 30, 2023. The Company received $1,246 of refunds on May 9, 2023 and recorded $526 in accounts receivable on the consolidated condensed balance sheets as of June 30, 2023.

J. Reclassification
Certain amounts in prior years have been reclassified to conform to the fiscal 2024 consolidated condensed statement presentation. In fiscal 2024, the Company revised its classification within the consolidated condensed balance sheets by moving a prior year amount of $1,150 of contract liabilities from accrued liabilities to contract liabilities to conform to current period presentation. The Company revised its classification within the consolidated condensed statements of cash flows by moving a prior year amount of $96, of contract liabilities from other accrued liabilities to conform to current period presentation.

2.Inventories
Inventories consist of:

	June 30, 2024	September 30, 2023
Raw materials and supplies	$2,964	$1,684
Work-in-process	7,342	4,061
Finished goods	3,117	3,108
Total inventories, net	$13,423	$8,853

For a portion of the Company's inventory, cost is determined using the last-in, first-out ("LIFO") method. Approximately 31% and 19% of the Company’s inventories at June 30, 2024 and September 30, 2023, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out ("FIFO") method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value ("NRV"). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $10,460 and $9,634 higher than reported at June 30, 2024 and September 30, 2023, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of June 30, 2024 and September 30, 2023, our inventory valuation allowances were $3,849 and $4,049, respectively.

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

The Company continuously monitors for indicators of impairment to determine if further testing is necessary. In the third quarter of fiscal 2024, certain qualitative factors, including operating results, at the Orange, California ("Orange") location, triggered a recoverability test. The results indicated that the long-lived assets were recoverable and did not require further review for impairment.

4.Goodwill
The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. In the third quarter of fiscal 2024, the Company evaluated potential triggering events and determined interim testing was not required.

5.    Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows:

	June 30, 2024	September 30, 2023
Foreign currency translation loss, net of tax	$(5,875)	$(5,927)
Retirement plan liability adjustment, net of tax	(552)	(742)
Interest rate swap agreement, net of tax	4	9
Total accumulated other comprehensive loss	$(6,423)	$(6,660)

6.    Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Finance lease expense:
Amortization of right-of use assets on finance leases	$17	$11	$53	$47
Interest on lease liabilities	1	1	4	6
Operating lease expense	424	421	1,277	1,243
Variable lease cost	19	29	59	89
Total lease expense	$461	$462	$1,393	$1,385

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	June 30, 2024	September 30, 2023
Assets:
Finance lease assets	Property, plant and equipment, net	$97	$147
Operating lease assets	Operating lease right-of-use assets, net	13,673	14,380
Total lease assets		$13,770	$14,527

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$41	$61
Operating lease liabilities	Short-term operating lease liabilities	906	869
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	55	81
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	13,333	14,020
Total lease liabilities		$14,335	$15,031

Supplemental cash flow and other information related to leases were as follows:

	June 30, 2024	June 30, 2023
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,280	$1,261
Operating cash flows from finance leases	5	6
Financing cash flows from finance leases	47	46
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	—	60

	June 30, 2024	September 30, 2023
Weighted-average remaining lease term (years):
Finance leases	2.6	2.9
Operating leases	11.9	12.5
Weighted-average discount rate:
Finance leases	5.1%	5.1%
Operating leases	5.9%	5.9%

Future minimum lease payments under non-cancellable leases at June 30, 2024 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
2024 (excluding the nine months ended June 30, 2024)	$16	$420
2025	36	1,696
2026	29	1,694
2027	21	1,703
2028	—	1,557
Thereafter	—	12,740
Total lease payments	$102	$19,810
Less: Imputed interest	(6)	(5,571)
Present value of lease liabilities	$96	$14,239

7.    Debt
Debt consists of:

	June 30, 2024	September 30, 2023
Revolving credit agreement	$19,693	$16,289
Foreign subsidiary borrowings, net of unamortized debt issuance cost	9,722	5,771
Promissory note - related party	3,366	—
Finance lease obligations	96	142
Less: unamortized debt issuance cost - (Related party is $387)	(397)	—
Other, net of unamortized debt issuance costs $0 and $(9), respectively	314	364
Total debt	32,794	22,566

Less – current maturities	(29,174)	(20,109)
Total long-term debt	$3,620	$2,457

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

The Company entered into the Tenth Amendment (the "Tenth Amendment") to the Credit Agreement and the Fifth Amendment (the "Fifth Amendment") to the Export Credit Agreement with its lender on May 21, 2024. The Tenth and Fifth Amendments amend the Credit Agreement and the Export Credit Agreement to, among other things, to: (i) increase the Revolving Commitment, less the Availability Block, if applicable, (y) the Borrowing Base, and (z) in combination with the Export Revolving Loans under the Export Credit Agreement, (i) $18,000 through September 30, 2023, (ii) $19,000 from and including October 1, 2023 through May 14, 2024, and (iii) $22,000 thereafter until, and reducing to zero and terminating on, the Maturity Date; (ii) modify the definition of Borrowing Base Reserves to $1,500 or such other amount, if any, as may be determined in writing by the Lender in its Permitted Discretion (which may be by email from the Lender); and (iii) required the execution and delivery of the First Amendment of the Silk Guaranty discussed below.

The total collateral at June 30, 2024 and September 30, 2023 was $24,576 and $21,089, respectively, and the revolving commitment was $26,000 and $30,000, respectively. Total availability at June 30, 2024 and September 30, 2023 was $2,912 and $2,830, respectively, which exceeds both the collateral and total commitment threshold. The Credit Agreement contains affirmative and negative covenants and events of default. Since the availability exceeded the $1,500 reserve minimum as of June 30, 2024 and September 30, 2023, no covenant calculations were required. The Company had a letter of credit balance of $1,970 as of June 30, 2024 and September 30, 2023, respectively.

The revolving credit agreement (or "revolver"), as amended, has a rate based on SOFR plus a 2.75% spread, which was 8.2% at June 30, 2024 and a rate based on SOFR plus a 2.25% spread, which was 7.7% at September 30, 2023. The Export Credit Agreement as amended has a rate based on SOFR plus a 2.25% spread, which was 7.7% at June 30, 2024 and a rate based on SOFR plus a 1.75% spread, which was 7.2% at September 30, 2023. The Company also has a commitment fee of 0.50% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.

Debt issuance costs - revolver
The Company incurred new debt issuance costs of $117 in the first quarter of fiscal 2024 as it pertains to the new amendments entered into, which are included in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $81 at June 30, 2024. The Company previously had debt issuance costs of $86, which were included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $86 and $78 at June 30, 2024 and September 30, 2023, respectively.

Subordinated Promissory Note and Guaranty
The Company, in connection with the Ninth Amendment and the Fourth Amendment, incurred a secured subordinated loan from Garnet Holdings, Inc. ("GHI"), a California corporation owned and controlled by Mark J. Silk ("Silk") (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000 (the "Subordinated Loan") on the terms and subject to the conditions of a Subordinated Secured Promissory Note (the "Subordinated Promissory Note"). The obligations of borrowers under the Subordinated Loan mature on October 4, 2024. Interest accrues on the then-outstanding principal amount at a rate of 14% per annum and shall be paid in kind (and not in cash) by capitalization as additional principal ("PIK Interest") each six-month period after the date hereof in arrears. The Company agreed to pay to Mr. Silk a fully earned and non-refundable fee in an amount equal to $150, which fee shall be included in the carrying value of the promissory note, due and payable in full on, and subject to the occurrence of, the Maturity Date or such earlier date on which the Company’s obligations under the Subordinated Promissory Note are accelerated pursuant to the terms thereof. Borrower’s obligations under the Subordinated Promissory Note are secured by a first priority lien, subject to any liens granted to Lender as described in the Subordination Agreement, on all of borrowers’ accounts, deposit accounts, contract rights, documents, equipment, general intangibles, instruments, inventory, investment property, commercial tort claims, all other goods and personal property whether tangible or intangible and wherever located, and all proceeds of the foregoing. The Subordinated Promissory note carrying value was $3,366 and $0 at June 30, 2024 and September 30, 2023, respectively. The Subordinated Promissory Note interest rate was 14% and 0% at June 30, 2024 and September 2023, respectively.

The Ninth Amendment was also subject to the satisfaction of certain conditions, including, but not limited to, the execution and delivery by Silk, of a Guaranty Agreement (the "Guaranty") in favor of Lender pursuant to which Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. The Fee Letter requires the borrowers to pay Silk a fee (the "Guaranty Fee") in consideration for his agreement to execute and deliver the Guaranty in an amount equal to $760, which was included in the consolidated condensed balance sheets as a deferred charge in accrued liabilities.

The Tenth Amendment was subject to the execution and delivery of the First Amendment of the Guaranty and an amendment to the Fee Letter, which required the borrowers to pay Silk an incremental fee of $120 in consideration for his agreement to execute and deliver the First Amendment to the Guaranty. Guaranty fees were included in the consolidated condensed balance sheets as a deferred charge in accrued liabilities and become due and payable on the maturity date.

Foreign subsidiary borrowings in USD
Foreign debt consists of:

	June 30, 2024	September 30, 2023
Term loan, net of unamortized debt issuance cost $(79) and $0, respectively	$4,693	$3,293
Short-term borrowings	4,708	1,862
Factor	321	616
Total debt	$9,722	$5,771

Less – current maturities	(6,157)	(3,386)
Total long-term debt	$3,565	$2,385

Receivables pledged as collateral	$2,710	$1,247

Interest rates on foreign borrowings are based on Euribor rates, which range from 0.5% to 7.8%.

The Company's Maniago, Italy ("Maniago") location obtained borrowings from two separate lending sources in the first quarter of fiscal 2024. The first was a bond for $2,208 with repayment terms of seven years. Under the terms of the borrowing, repayments are made semi-annually in the amount of $200, beginning on June 29, 2024. The proceeds from this loan are shown within cash and cash equivalents and short-term investments on the consolidated condensed balance sheets and will be used for capital investment. A second loan with a term of 1 year, 6 months was obtained in the amount of $1,104. The proceeds from this loan were used for working capital purposes.

In the third quarter, the Company increased three of its credit and factoring lines with existing lenders to support working capital needs.

The Company factors receivables from one of its customers. The Company accounts for the pledge of receivables under this agreement as short-term debt and continues to carry the receivables on its consolidated condensed balance sheets.

8.     Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2024 was (3.2)%, compared with (2.3)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy, and various state and local jurisdictions. As of the third quarter of fiscal 2024, the Company maintains a full valuation allowance on the net deferred tax assets in the U.S., Ireland and Italy.

9.    Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Service cost	$45	$6	$135	$18
Interest cost	271	274	813	824
Expected return on plan assets	(261)	(277)	(782)	(831)
Amortization of net loss	44	77	130	230
Settlement cost	60	78	60	78
Net periodic pension cost	$159	$158	$356	$319

During the nine months ended June 30, 2024 and 2023, the Company made $32 and $13 in cash contributions, and $87 and $0 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $42 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2024, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2024. The Company's ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan's minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2024.

10.    Stock-Based Compensation
The Company has outstanding equity awards under the Company's 2007 Long-Term Incentive Plan (the "2007 Plan") and the Company's 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan"), and awards performance and restricted shares under the 2016 Plan.

In the first nine months of fiscal 2024, the Company granted 120 shares under the 2016 Plan to certain key employees. The awards were split into two tranches, comprised of 46 performance-based shares and 74 time-based restricted shares, with a grant date fair value of $3.60 per share. The awards vest over three years. There were 66 shares forfeited during the nine month period ended June 30, 2024.

In the first nine months of fiscal 2024, the Company granted its non-employee directors 39 restricted shares under the 2016 Plan, with a grant date fair value of $3.08 per share, which vest over one year. One award for 38 restricted shares vested in January 2024.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 327 shares that remain available for award at June 30, 2024. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.

Stock-based compensation under the 2016 Plan was $243 and $292 during the first nine months of fiscal 2024 and 2023, respectively. As of June 30, 2024, there was $421 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.5 years.

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

The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Commercial revenue	$19,114	$13,086	$49,730	$34,629
Military revenue	10,145	8,767	27,124	27,765
Total	$29,259	$21,853	$76,854	$62,394

The following table represents revenue by end market:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2024	2023	2024	2023
Aerospace components for:
Fixed wing aircraft	$10,631	$8,726	$30,650	$28,307
Rotorcraft	5,470	4,067	12,817	11,960
Energy components for power generation units	7,802	7,005	20,462	16,729
Commercial product and other revenue	5,356	2,055	12,925	5,398
Total	$29,259	$21,853	$76,854	$62,394

The following table represents revenue by geographic region based on the Company's selling operation locations:

	Three Months Ended June 30,		Nine Months Ended June 30,
Net Sales	2024	2023	2024	2023
North America	$21,987	$15,391	$57,975	$47,037
Europe	7,272	6,462	18,879	15,357
Total	$29,259	$21,853	$76,854	$62,394

In addition to the disaggregated revenue information provided above, approximately 39% and 47% of total net sales for the nine months ended June 30, 2024 and 2023, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.

Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the period beginning October 1, 2023 and ended June 30, 2024 compared to period beginning October 1, 2022 and ended June 30, 2023:

	June 30, 2024	June 30, 2023
Contract assets - Beginning balance	$10,091	$10,172
Additional revenue recognized over-time	30,272	28,955
Less amounts billed to the customers	(30,308)	(30,108)
Contract assets - Ending balance	$10,055	$9,019

	June 30, 2024	June 30, 2023
Contract liabilities - Beginning balance	$(1,150)	$(807)
Payments received in advance of performance obligations	(4,369)	(1,531)
Performance obligations satisfied	1,639	1,435
Contract liabilities - Ending balance	$(3,880)	$(903)

Accounts receivable were $16,515 and $20,197 at September 30, 2022 and June 30, 2023, respectively. There were no impairment losses recorded on contract assets as of June 30, 2024 and September 30, 2023.

Remaining performance obligations
As of June 30, 2024, the Company has $139,203 of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.

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

The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded a benefit of $605 to selling, general, and administrative expenses in the third quarter of fiscal 2024 due to credit of third party restoration fees related to last year's cybersecurity incident. The Company recorded expense of $1,209 to selling, general, and administrative expenses and recorded costs of $60 to other expense (income), net related to loss on insurance recovery in the nine months ended June 30, 2023. At June 30, 2024 and September 30, 2023, the Company recorded $197 and $965, respectively, related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.

13.    Related Party Transactions
On December 21, 2023, the Company entered into the Ninth Amendment and Fourth Amendment with its lender incurring a secured subordinated loan from GHI, in the original principal amount of $3,000. GHI is controlled by Mr. Silk, a member of the Board of Directors of the Company and considered a related party. The Company has recorded interest expense of $110 and $216 for the three and nine month periods ending June 30, 2024, which was included in the consolidated condensed balance sheets in the Promissory note - related party line. Additionally, Mr. Silk provided a Guaranty in favor of the Lender pursuant to which Mr. Silk guarantees the obligations of borrowers under the Credit Agreement and Export Credit Agreement. As part of the Guaranty and Promissory Note, the Company will pay GHI fees of $880 and $150, respectively, and has paid $30 of legal costs. The Company has a total of $397 deferred financing costs related to the Guaranty and Subordinated Promissory Note, which was included in the consolidated condensed balance sheets in current maturities of long-term, net of $663 amortization. See Note 7, Debt for further information.

14.    Subsequent Events
On August 1, 2024, the Company's Board of Directors approved, and management executed, a Share Purchase Agreement ("SPA") with TB2 S.r.l. ("Buyer"), under which the Buyer agreed to acquire 100% of the share capital of the Company’s Maniago, Italy location (C Blade S.p.A. Forging & Manufacturing). The SPA, among other things, is contingent upon meeting customary conditions, delivering required documents, and obtaining governmental authorization under the Golden Power rules of Italian law. Additionally, the SPA is subject to a Material Adverse Condition (“MAC”) clause. The Company committed to the plan to sell in August 2024, and the Maniago location is considered as held and used as of June 30, 2024.

The Company expects to consummate the sale in the fourth quarter of fiscal 2024, however, the Company cannot provide assurances that all closing conditions will be satisfied. Maniago's total assets were $23,657 and total liabilities were $16,498 on the consolidated condensed balance sheets at June 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or

"A&E") industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) our ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize future sales from amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) the Company's ability to restructure existing debt obligations prior to their stated maturity date through the execution of a strategic alternative transaction or obtaining acceptable alternative financing.

The Company engages in the production of forgings and machined components primarily for the A&E and commercial space markets. The processes and services provided by the Company include forging, heat-treating, machining, subassembly, and test. The Company operates under one business segment.

The Company endeavors to continue to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft; (iii) the projected build rate and repair for industrial turbines; and (iv) the market for commercial space.

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

Backlog of Orders
SIFCO’s total backlog at June 30, 2024 was $139.2 million, of which $108.1 million are anticipated to be complete within the next 12 months, compared with total backlog of $122.8 million as of June 30, 2023. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the A&E markets has resulted in increased bookings. Backlog information may not be indicative of future sales.

Nine Months Ended June 30, 2024 compared with Nine Months Ended June 30, 2023
Net Sales
Net sales comparative information for the first nine months of fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
Net Sales	2024	2023
Aerospace components for:
Fixed wing aircraft	$30.7	$28.3	$2.4
Rotorcraft	12.8	12.0	0.8
Energy components for power generation units	20.5	16.7	3.8
Commercial product and other revenue	12.9	5.4	7.5
Total	$76.9	$62.4	$14.5

Net sales for the first nine months of fiscal 2024 increased $14.5 million to $76.9 million, compared with $62.4 million in the comparable period of fiscal 2023. In general, the production of the Company's products have lead times of varying lengths. Fixed wing sales increased $2.4 million due to 737, 787, F15 and F16 programs. Rotorcraft sales increased $0.8 million due to H60 program partially offset by V22 demand reduction. The energy components for power generation sales increased by $3.8 million due to growth in the steam turbine markets. Commercial products and other revenue increased by $7.5 million due to commercial space and M1 tank program.

Commercial net sales were 64.7% of total net sales and military net sales were 35.3% of total net sales in the first nine months of fiscal 2024, compared with 55.5% and 44.5%, respectively, in the comparable period in fiscal 2023. Military net sales decreased by $0.6 million to $27.1 million in the first nine months of fiscal 2024, compared with $27.8 million in the comparable period of fiscal 2023, primarily due to F35 program and V22 demand reduction. Commercial net sales increased $15.1 million to $49.7 million in the first nine months of fiscal 2024, compared with $34.6 million in the comparable period of fiscal 2023, primarily due to an increase in the power generation steam turbine market, commercial space and 737 and 787 programs.

Cost of Goods Sold
Cost of goods sold increased by $12.9 million, or 23.1%, to $68.8 million, or 89.6% of net sales, during the first nine months of fiscal 2024, compared with $55.9 million or 89.7% of net sales, in the comparable period of fiscal 2023. The increase is primarily due to higher sales volume, higher labor costs of $1.7 million, higher utility cost of $0.4 million and $0.1 million of hiring costs as the Company increased production to meet customer demands, partially offset by lower idle expense of $1.0 million. Prior year results included $1.5 million of ERC benefit and reduction of NRV reserve of $1.4 million.

Gross Profit
Gross profit increased $1.5 million to $8.0 million in the first nine months of fiscal 2024, compared with $6.5 million gross profit in the comparable period of fiscal 2023. Gross profit percent of sales was 10.4% during the first nine months of fiscal 2024 compared with 10.3% in fiscal 2023. The increase in gross profit compared to prior fiscal year was primarily due to higher volume, lower idle expense and lower outside services of $0.3 million, partially offset by higher labor costs of $1.7 million, utility costs of $0.4 million and hiring costs. Prior year results included $1.5 million of ERC benefit and reduction of NRV reserve of $1.4 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $9.9 million, or 12.9%, of net sales during the first nine months of fiscal 2024, compared with $10.5 million, or 16.9%, of net sales in the comparable period of fiscal 2023. The decrease in selling, general and administrative expenses is primarily due to benefit of $0.6 million for reversal of third party restoration fees related to the cybersecurity incident and lower commissions of $0.2 million, partially offset by higher wages, benefits and severance costs of $0.4 million and higher expenses related to the evaluation of strategic alternatives of $0.5 million. Prior year results included $1.2 million of costs related the cybersecurity incident and ERC net expense of $0.2 million.

Amortization of Intangibles
Amortization of intangibles was $0.1 million in the first nine months of fiscal 2024 compared with $0.2 million in fiscal 2023.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2024 and 2023:

	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2024	2023	2024	2023
Revolving credit agreement	8.0%	6.6%	$ 16.8 million	$ 12.6 million
Foreign term debt	5.7%	4.4%	$ 9.6 million	$ 7.3 million
Promissory note - related party	8.9%	—%	$ 3.3 million	$ 0.0 million
Other debt	0.6%	1.6%	$ 0.3 million	$ 0.5 million

Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2024 was (3.2)%, compared with (2.3)% for the same period of fiscal 2023. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Loss
Net loss was $4.9 million during the first nine months of fiscal 2024 compared with net loss of $5.6 million in the comparable period of fiscal 2023. The decrease in net loss is due to higher sales volume and gross margin, offset by higher labor and interest expense as the Company invests to meet increased demand.

Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023
Net Sales
Net sales comparative information for the third quarter of fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase/ (Decrease)
Net Sales	2024	2023
Aerospace components for:
Fixed wing aircraft	$10.7	$8.7	$2.0
Rotorcraft	5.5	4.1	1.4
Energy components for power generation units	7.8	7.0	0.8
Commercial product and other revenue	5.3	2.1	3.2
Total	$29.3	$21.9	$7.4

Net sales for the third quarter of fiscal 2024 increased $7.4 million to $29.3 million, compared with $21.9 million in the comparable period of fiscal 2023. Fixed wing sales increased $2.0 million compared with the same period last year primarily due to 767, 787 A320, F15, F16, F18 and other programs. Rotorcraft sales increased $1.4 million compared with the same period last year primarily due to the H60 program. Net sales of the energy components for power generation units increased by $0.8 million due to growth in the steam turbine markets. Commercial products and other revenue increased $3.2 million compared with the same period last year primarily due to commercial space.

Commercial net sales were 65.3% of total net sales and military net sales were 34.7% of total net sales in the third quarter of fiscal 2024, compared with 59.9% and 40.1%, respectively, in the comparable period in fiscal 2023. Military net sales increased by $1.4 million to $10.1 million in the third quarter of fiscal 2024, compared with $8.8 million in the comparable period of fiscal 2023, primarily due to the H60, F15, F16 and F18 programs partially offset by V22 demand reduction. Commercial net sales increased $6.0 million to $19.1 million in the third quarter of fiscal 2024, compared with $13.1 million in the comparable period of fiscal 2023, primarily due to an increase in the power generation steam turbine market, commercial space and 767, 787 and A320 programs.

Cost of Goods Sold
Cost of goods sold increased by $6.4 million, or 34.6%, to $24.7 million, or 84.5% of net sales, during the third quarter of fiscal 2024, compared with $18.4 million or 84.1% of net sales, in the comparable period of fiscal 2023. The increase is primarily due to higher volume, higher labor costs of $0.7 million and utility costs of $0.4 million as the Company increased production to meet customer demands partially offset by lower idle expense $0.4 million. Prior year results included $1.5 million of ERC benefit.

Gross Profit
Gross profit increased $1.0 million to $4.5 million in the third quarter of fiscal 2024, compared with $3.5 million gross profit in the comparable period of fiscal 2023. Gross profit percent of sales was 15.5% during the third quarter of fiscal 2024, compared with 15.9% in the comparable period in fiscal 2023. The increase in gross profit compared to the prior fiscal year was primarily due to higher volume and reduction of idle expense. Prior year results included $1.5 million of ERC benefit.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.2 million, or 10.8%, of net sales, during the third quarter of fiscal 2024, compared with $3.4 million, or 15.5%, of net sales, in the comparable period of fiscal 2023. The decrease in selling, general and administrative expenses is primarily due to a credit due to last years cybersecurity incident of $0.6 million compared with expense of $0.2 million in 2023. The benefit was partially offset by $0.4 million of severance charges and higher costs related to the evaluation of strategic alternatives of $0.1 million.

Amortization of Intangibles
Amortization of intangibles were negligible in the third quarter of fiscal 2024 and fiscal 2023.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the third quarter of both fiscal 2024 and 2023:

	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2024	2023	2024	2023
Revolving credit agreement	8.1%	7.2%	$ 18.0 million	$ 14.2 million
Foreign term debt	7.1%	4.8%	$ 10.1 million	$ 7.5 million
Promissory note - related party	13.3%	—%	$ 3.3 million	$ 0.0 million
Other debt	—%	1.6%	$ 0.3 million	$ 0.4 million

Income Taxes
The Company’s effective tax rate through the third quarter of fiscal 2024 was 43.8%, compared with (5.8)% for the same period of fiscal 2023. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period of fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.

Net Income (Loss)
Net income was $0.1 million during the third quarter of fiscal 2024, compared with net loss of $0.6 million in the comparable period of fiscal 2023. Increase in net income is primarily due to higher sales volume and gross margin, including reduction of Cyber incident costs and idle expense of $0.8 million and $0.4 million, respectively, partially offset by higher severance, interest expense, and labor costs as the Company increased production to meet customer demands.

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

The following table sets forth a reconciliation of net income to EBITDA and Adjusted EBITDA:

Dollars in thousands	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$72	$(634)	$(4,940)	$(5,590)
Adjustments:
Depreciation and amortization expense	1,499	1,623	4,567	4,820
Interest expense, net	1,078	305	2,471	919
Income tax expense	56	35	153	128
EBITDA	2,705	1,329	2,251	277
Adjustments:
Foreign currency exchange loss, net (1)	(1)	1	6	11
Other expense (income), net (2)	78	295	184	149
Gain (loss) on disposal of assets (3)	—	(3)	3	—
Equity compensation (4)	72	85	243	292
Pension settlement expense (5)	60	78	60	78
Severance expense (6)	435	—	435	—
LIFO impact (7)	475	(73)	826	(272)
IT incident (benefit) cost, net (8)	(627)	182	(605)	1,269
Strategic alternative expense (9)	169	29	490	29
Adjusted EBITDA	$3,366	$1,923	$3,893	$1,833

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
(5)Represents expense incurred by its defined benefit pension plans related to settlement of pension obligations.
(6)Represents expense incurred for executive severance.
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
Cash and cash equivalents was $1.7 million at June 30, 2024 and $0.4 million at September 30, 2023. At June 30, 2024, the majority of the Company’s cash and cash equivalents were in possession of its domestic subsidiaries. Short-term investments was $1.7 million at June 30, 2024 and zero at September 30, 2023. At June 30, 2024, the Company’s short-term investments were in the possession of its non-U.S. subsidiaries. See Note 7, Debt - Foreign subsidiary borrowings in USD. Distributions from the Company's non-U.S. subsidiaries to the Company may be subject to adverse tax consequences.
Operating Activities
The Company’s operating activities used $5.0 million of cash in the first nine months of fiscal 2024, primarily due to net loss of $4.9 million partially offset by non-cash adjustments for depreciation and amortization of $4.6 million, amortization of debt issuance costs of $0.8 million and change in inventory valuation accounts of $0.5 million and LIFO effect of $0.8 million. The uses of cash for working capital of $7.2 million was primarily due to increases in inventory of $5.6 million and accounts receivable of $6.6 million, partially offset by increases in contract liabilities of $2.7 million and accounts payable of $1.4 million. The increase in inventory is primarily due to increase in raw material and work in process to meet heightened customer demand. The increase in accounts receivable is due to increases in customer shipments. The increase in contract liabilities is due to advance raw material payments from customers. The increase in accounts payable is due to increases in raw material purchases and outside processing fees related to inventory build.

The Company’s operating activities for the first nine months of fiscal 2023 used $2.3 million primarily due to operating results and an increase in accounts receivable of $3.2 million partially offset by contract asset and inventory reductions of $1.2 million and $0.9 million, respectively.

Investing Activities
Cash used for investing activities was $3.8 million in the first nine months of fiscal 2024 primarily due to purchase of short-term investments, net of maturities, of $1.7 million and capital expenditures of $2.0 million. Cash used for investing activities was $1.9 million in the first nine months of fiscal 2023 due to capital expenditures. Capital commitments as of June 30, 2024 were $0.4 million. The Company anticipates that the remaining total fiscal 2024 capital expenditures will be within the range of $1.0 million to $1.5 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash provided by financing activities was $10.1 million in the first nine months of fiscal 2024, compared with $3.5 million in the first nine months of fiscal 2023.

As discussed in Note 7, Debt, the Company's Maniago location obtained borrowings from two separate lending sources and increased during the first nine months of fiscal 2024. The first was a bond for approximately $2.2 million with a seven year term. The proceeds from this loan are shown within cash and cash equivalents and short-term investments on the consolidated condensed balance sheets and will be used for capital investment. A second loan for approximately $1.1 million with a term of eighteen months, will be for working capital purposes. Additionally, the Company increased three of its credit and factoring lines with existing lenders to support working capital needs. The Company had $2.6 million of net short-term debt borrowings in the first nine months of fiscal 2024 compared with $0.5 million in the first nine months of fiscal 2023.
The Company had net borrowings from the revolver under the Credit Agreement of $1.2 million in the first nine months of fiscal 2024 compared with net borrowings of $3.4 million in the first nine months of fiscal 2023. Under the Company's Credit Agreement, the Company is subject to certain customary loan covenants regarding availability. The availability at June 30, 2024 was $2.9 million, which exceeds reserve minimum threshold as of June 30, 2024, as such, no covenant calculations were required.

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

As noted in Note 7, Debt, on May 21, 2024, the Company entered into the Tenth Amendment to the Credit Agreement and the Fifth Amendment to the Export Credit Agreement with its lender. The Tenth and Fifth Amendments amend the Credit Agreement and the Export Credit Agreement to, among other things, to: (i) increase the Revolving Commitment, less the Availability Block, if applicable, to (y) the Borrowing Base, and (z) in combination with the Export Revolving Loans under the Export Credit Agreement, (i) $18.0 million through September 30, 2023, (ii) $19.0 million from and including October 1, 2023 through May 14, 2024, and (iii) $22.0 million thereafter until, and reducing to zero and terminating on, the Maturity Date; (ii) modify the definition of Borrowing Base Reserves to $1.5 million or such other amount, if any, as may be determined in writing by the Lender in its Permitted Discretion (which may be by email from the Lender); and (iii) the execution of the First Amendment of the Silk Guaranty.

Future cash flows from the Company’s operations may be used to pay down amounts outstanding under the Credit Agreement, the Export Credit Agreement and its foreign related debts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under the Credit Agreement for its domestic locations. In fiscal year 2024, the Company was able to obtain new financing at its Maniago location to provide Maniago with sufficient liquidity.

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

Item 4. Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2024 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

10.32
Subordinated Promissory Note - Garnet Holdings (M. Silk), dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.3 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.33
Silk Subordination and Intercreditor Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.4 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.34
Side Letter - MS Guaranty, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.5 to the Company's Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.35
Tenth Amendment to Credit Agreement, dated May 21, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company's Form 8-K dated May 23, 2024, and incorporated herein by reference.

10.36
Fifth Amendment to Export Credit Agreement, dated May 21, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.2 to the Company's Form 8-K dated May 23, 2023, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*101	The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 12, 2024, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2024 and 2023, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets at June 30, 2024 and September 30, 2023, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2024 and 2023, (iv) Consolidated Condensed Statements of Shareholders' Equity for the periods June 30, 2024 and 2023, and (v) the Notes to the Consolidated Condensed Financial Statements.
*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

Date: August 12, 2024	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	/s/ Thomas R. Kubera
Thomas R. Kubera
Chief Financial Officer
(Principal Financial Officer)