Form 10-K
period 2024-09-30
SIFCO INDUSTRIES INC
filed 2024-12-26
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
or
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
Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $19,683,297.
The number of the Registrant’s Common Shares outstanding at December 3, 2024 was 6,170,051.
Documents Incorporated By Reference
Certain information contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 29, 2025 is incorporated by reference into Part III hereof.

Annual Report on Form 10-K
For the Year Ended September 30, 2024

PART I
Item 1. Business
A.The Company
SIFCO Industries, Inc. (“SIFCO,” “Company,” “we” or “our”), an Ohio corporation, was incorporated in 1916. The executive offices of the Company are located at 970 East 64th Street, Cleveland, Ohio 44103, and its telephone number is (216) 881-8600.
SIFCO is engaged in the production of forgings, sub-assemblies, and machined components primarily for the Aerospace and Energy (“A&E”) markets. The Company’s processes and services include forging, heat-treating, chemical processing and machining. The Company’s operations are conducted in a single business segment. Information relating to the Company’s financial results is set forth in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of C Blade S.p.A. Forging & Manufacturing, an Italian joint stock company located in Maniago, Italy, and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the planned sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as assets held for sale and discontinued operations, respectively, as of and for the years ended September 30, 2024 and 2023. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Assets Held for Sale and Discontinued Operations of the Notes to Consolidated Financial Statements.
Cybersecurity Incident
As reported on Forms 8-K filed January 6, 2023 and February 10, 2023, the Company became aware of unauthorized access to the Company’s systems on December 30, 2022. The Company’s domestic operations were impacted by this cybersecurity incident (“Cyber Incident”), which resulted in production delays and delayed shipments due to information access limitations. The Company immediately initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company has since completed data recovery and restoration from the cyber incident. See Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements.
B.Principal Products and Services
Operations
SIFCO is a manufacturer of forgings and machined components for the Aerospace and Defense, Energy and Commercial Space markets. We provide our customers with envelope and precision forgings, rough and finished machined components, as well as sub-assemblies. SIFCO services both original equipment manufacturers (“OEM”), Tier 1 and Tier 2 suppliers, and aftermarket service providers with products that range in size from approximately 2 to 1,200 pounds. The Company’s strategic vision is to build a leading A&E company positioned for long-term, stable growth and profitability.
SIFCO’s long-term plan is to seek to maintain a balance of military and commercial aerospace revenues, supplemented with revenue from energy, commercial space, and other adjacent market components. In fiscal 2024, commercial and military revenues accounted for 52.4% and 47.6% of revenues, respectively, compared with 41.5% in commercial revenues and 58.5% in military revenues in fiscal 2023. The Company’s capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, nickel alloys, titanium and aluminum.
SIFCO operates primarily from two locations. SIFCO manufacturing facilities are located in Cleveland, Ohio (“Cleveland”) and Orange, California (“Orange”). SIFCO’s operations in Cleveland and Orange are AS 9100D and/or ISO 9001:2015 certified and the Company also holds multiple National Aerospace and Defense Contractors Accreditation Program (“NADCAP”) certifications and site approvals from key OEM customers.
The Company’s success is not dependent on patents, trademarks, licenses or franchises.
Raw Materials
SIFCO generally has multiple sources for its raw materials, which consist primarily of high-quality metals essential to its business. Suppliers of such materials are located principally in North America and Europe. SIFCO generally does not depend on a single source for the supply of its raw materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. In recent years, the Company occasionally experienced delays in the supply chain, which, if such delays reoccur, could affect our ability to timely obtain materials and components from our suppliers in the quantities we require or on favorable terms. As a result of increased supply chain lead times and inflationary pressures, the Company has experienced increases in pricing for raw materials, which could affect our customer demand and cost. However, SIFCO believes that its ability to pass through raw material costs under certain contractual agreements and discrete orders limits this exposure. For those contractual agreements under which pass through pricing is not permissible, a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance may result.
Products
SIFCO’s products are made primarily of steel, high temperature alloys, nickel alloy, titanium and aluminum. SIFCO’s product offerings include: OEM and aftermarket components for aircraft and industrial gas turbine engines; steam turbine blades; structural airframe components; aircraft landing gear components; aircraft wheels and brakes; critical rotating components for helicopters; and commercial/industrial products. SIFCO also provides heat-treatment, surface-treatment, non-destructive testing and select machining and sub-assembly of forged components.
Industry
The performance of the domestic and international air transport industry, the energy industry, as well as government defense spending, directly and significantly impact the performance of SIFCO.
•SIFCO supplies new and spare components to the U.S. military for aircraft, helicopters, vehicles, and munitions. The Company’s top programs include Blackhawk (H60), C-130, F-18 and F-35. The defense budget in the United States varies from year to year, driven by defense procurement policy and government budget constraints. Coming out of the pandemic, the defense aerospace market has been impacted by COVID overproduction and build rates. Uncertainty may arise if the government reprioritizes funding as a result of, among other factors, potential changes in the threat environment, defense spending levels, government priorities, political leadership, procurement strategy, military strategy and planning, and broader changes in social, economic or political demands or priorities. Certain programs in which the Company participates have seen favorable trends, which are expected to continue.
•SIFCO supplies components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus, and for general aviation. Domestic and international travel are now at pre-pandemic levels. Build rates, particularly the Boeing 777-9 (formerly 777X), 787, 737 MAX and the Airbus A350, continued to rebound in both fiscal 2023 and 2024.
•SIFCO supplies components to the commercial space industry, which is rapidly evolving. An increasing number of companies are participating in private space launch and reentry programs, which brings continuous development, innovation in technologies, and new approaches in this market. We believe there is an opportunity for SIFCO to gain an increased market share as this industry continues to evolve and grow.
•SIFCO supplies components to the semiconductor industry, for use in the manufacture of microchips. These components require very challenging material properties and purity. Our technical expertise has allowed SIFCO to gain customer certifications for a variety of materials in this application. We believe this market is a growth opportunity for SIFCO.
•SIFCO supplies new and spare components to the energy industry. While alternative energy markets continue to strengthen, oil and gas prices are expected to rebound given rising gas prices from historic lows. As such, it’s currently anticipated that purchases of parts and supplies within the industry will increase. SIFCO has positioned itself to be less dependent on OEM production, but with flexibility to address the demand cycle in this segment as well as continuing to support the aftermarket.
Competition
SIFCO competes with numerous companies, both in and tangential to the A&E industry. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO; however, our competitors range from companies focused on the A&E markets to large diversified corporations that may also have business interests outside of the A&E markets to smaller companies that offer a limited portfolio of products in this market. SIFCO believes that it has an advantage and distinguishes itself in the primary markets it serves due to its: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost) and Six Sigma; and (iv) broad range of capabilities and offerings. As customers establish and utilize new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries. See further discussion of the risks relating to competition SIFCO faces in Item 1A. Risk Factors.

Government Contracts
Companies, such as SIFCO, that supply equipment and products to the U.S. military are subject to certain risks related to commercial relationships with the U.S. government and its agencies. Under the terms of these agreements, it is possible for demand and build rates to fluctuate or for the U.S. government to terminate existing contracts.
Customers and Seasonality
During fiscal 2024, SIFCO had one direct customer that accounted for 15% of consolidated net sales; and 41% of the Company’s consolidated net sales were from three customers and their direct subcontractors, which individually accounted for 15%, 15% and 11% of net sales, respectively. SIFCO believes that the loss of sales to these customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, as one or more major customers have reduced their purchases in the past, historically SIFCO has generally been successful in gaining new business from these customers or from other customers to offset any potential reduction in purchases, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 13 — Business Information of the Notes to Consolidated Financial Statements.
Backlog of Orders
SIFCO’s total backlog as of September 30, 2024 increased to $114.4 million, compared with $97.4 million as of September 30, 2023. Orders for delivery scheduled in the upcoming fiscal year 2025 increased to $85.0 million compared with $70.9 million scheduled as of the end of the 2023 fiscal year. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2024 compared with the previous year is primarily due to timing of annual awards, SIFCO’s customers adjusting orders due to recovery within the commercial airline industry, new content awarded, and extended raw material lead times. Backlog information may not be indicative of future sales.
C.Regulatory Matters
The Company is subject to a number of domestic regulations relating to our operations and is required to comply with various environmental, health, and employee safety laws and regulations. The Company believes that it is in compliance with these laws and regulations. Historically, compliance with such laws and regulations has not had, and is not presently expected to have a material effect on capital expenditures, earnings or competitive position of the Company or its subsidiaries under existing regulations and interpretations. Nevertheless, the Company cannot guarantee that, in the future, it will not incur additional costs for compliance or that such costs will not be material.
D.Human Capital Management
Excluding CBlade employees due to the sale of this business in October 2024, SIFCO employed approximately 252 full-time employees at the beginning of fiscal 2024, which decreased slightly to approximately 244 employees at the end of fiscal 2024.
The Company’s employees include full-time, part-time, and temporary employees. As of September 30, 2024, all employees were located within the U.S., excluding CBlade due its sale in October 2024. Approximately 65% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.
The Company is a party to collective bargaining agreements (“CBA”) with certain employees within the Cleveland location. The Company ratified its CBA with one such bargaining unit in December 2019 and ratified its CBA with the second bargaining unit in December 2021. The Maniago business was sold to a third party on October 15, 2024, and all employees and obligations transferred to the third party with the consummation of this sale.
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

Set forth below is certain information concerning the Company’s executive officers. The executive officers are appointed annually by the Board of Directors (current officers in bold).

Name	Age	Title and Business Experience
George Scherff	81	Chief Executive Officer since July 2024. Prior to joining the Company, Mr. Scherff served as CEO for Thermal Systems Manufacturing, Paradigm Packaging, Lund International, ABC Truck Body, and Hartzell Manufacturing following its merger with Continental Metal Specialties. He has a bachelor’s degree from The Ohio State University and a master’s degree in mechanical engineering from the University of Toledo. Mr. Scherff has successfully led middle-market organizations through periods of growth and transition and most recently served as a consultant, providing services to various companies with a focus on operational improvement.
Jennifer Wilson	45	Chief Financial Officer since November 13, 2024. Ms. Wilson served as the Company’s Director of External Reporting since 2022. She brings significant experience in strategic accounting and finance and a deep knowledge of the Company’s accounting and operating organization. Prior to her role as Director of External Reporting, Ms. Wilson served as the Controller of the Company’s Orange, California-facility and as the Director of Financial Planning and Analysis. Prior to joining the Company, Ms. Wilson served as an Accounting and Finance Consultant with Resources Global Professionals and as a Manager of Accounting and Treasury for Technical Consumer Products. She is a certified public accountant and holds a Masters of Business Administration and Bachelor of Science in accounting from David N. Meyers College.
Peter W. Knapper	62	President and Chief Executive Officer from June 2016 to July 2024. Prior to joining SIFCO, Mr. Knapper worked for the TECT Corporation, holding positions including Vice President of Operations of TECT Power, Corporate Director of Strategy and Site Development, and President of TECT Aerospace. In addition, Mr. Knapper held progressive leadership roles for other companies including Rolls Royce Energy Systems, Inc., a subsidiary of Rolls-Royce Holdings plc, and GE Aircraft Engines. Mr. Knapper has 38 years of experience in Aerospace and related industries.

Thomas R. Kubera	65	Chief Financial Officer from August 8, 2018 to November 13, 2024. Prior to his appointment, Mr. Kubera was Interim Chief Financial Officer from July 1, 2017 to August 7, 2018 and Chief Accounting Officer since January 31, 2018. Mr. Kubera was Corporate Controller from May 2014 and had served as Interim Chief Financial Officer from April 2015 to May 2015. Prior to joining SIFCO, Mr. Kubera was previously at Cleveland-Cliffs, Inc. (previously known as Cliffs Natural Resources, Inc.) from April 2005 through 2014, most recently as the Controller of Global Operations Services. He also held several assistant controller positions and was a Senior Manager of External Reporting while at Cleveland-Cliffs, Inc.
E.Non-U.S. Operations
The Company’s products are distributed in the U.S. as well as non-U.S. markets.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 13 — Business Information of the Notes to Consolidated Financial Statements.
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
There is risk that the industry reintroduces mitigation strategies in response to fluctuating demand for commercial air travel, which could include reduced capacity and shifting route patterns. We continue to experience uncertainty with respect to global trade volumes, which could put negative pressure on cargo traffic levels. Any of these factors would have a significant impact on the demand within the commercial aerospace industry. In addition, a lengthy period of reduced industry-wide demand for commercial aircraft could put additional pressure on our suppliers, resulting in increased procurement costs and/or additional supply chain disruption. To the extent that the market conditions within the commercial airline industry further impacts demand for our products and services or impairs the viability of some of our customers and/or suppliers, our financial condition, results of operations, and cash flows could be adversely affected, and those impacts could be material.
The military aerospace cycle is highly dependent on U.S. and foreign government funding; as well as the effects of terrorism, a changing global political environment, U.S. foreign policy, the retirement of older aircraft and technological improvements to new engines. Accordingly, the timing, duration and severity of cyclical upturns and downturns within the military aerospace market cannot be forecast with certainty. Downturns or reductions in demand could have a material adverse effect on our business.
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
SIFCO obtains most of its contracts through a competitive bidding process, and a material portion of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process. Competitive bidding processes present a number of risks, including:
a.the need to compete against companies or groups of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

b.the need to compete against companies or groups of companies that may be long-term, entrenched incumbents for a particular contract for which we are bidding and/or that have, as a result, greater domain expertise and better customer relations;
c.the need to compete to retain existing contracts that have in the past been awarded to SIFCO on a sole-source basis or that have been incumbent to SIFCO for a prolonged period of time;
d.the award of contracts to providers offering solutions at the “lowest price technically acceptable,” which may lower the profit we may generate under a contract awarded using this pricing method or prevent us from submitting a bid for such contracts due to us deeming such work to be unprofitable;
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
j.the need to accurately estimate the resources and cost structure that will be required to perform any contract that we are awarded; and
k.changes in our cost profile that may occur over the life of a long-term agreement.
If SIFCO wins a contract, and upon expiration, the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid or rebid, that we will win the contract at the same or at a similar profit margin, or that we will be able to replace business lost upon expiration or completion of a contract.
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
As of September 30, 2024, our total backlog was $114.4 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.
SIFCO business is dependent on a few number of direct and indirect customers.
A substantial portion of SIFCO’s business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2024, one direct customer accounted for approximately 15% percent of our consolidated net sales and three direct customers and their direct subcontractors accounted for approximately 41% of the Company’s consolidated net sales. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.
The Company’s failure to identify, attract and retain qualified personnel could adversely affect our existing business, financial condition and results of operations.
SIFCO may not be able to identify, attract or retain qualified technical personnel, sales and customer service personnel, employees with expertise in forging, or management personnel to supervise such activities. We may also not attract and retain employees who share the Company’s core values, who can maintain and grow our existing business, and who are suited to work in a public company environment, which could adversely affect our financial condition and results of operations.
The Company’s business could be negatively affected by cybersecurity threats, information systems interruptions, intrusions or new software implementations and other disruptions.
SIFCO faces cybersecurity threats, as well as the potential for business disruptions associated with information technology failures and interruptions, new software implementation, and damaging weather or other acts of nature, and pandemics or other public health crises, which may adversely affect our business.

Although we continue to regularly review and enhance our protection systems and cybersecurity controls, SIFCO has experienced and expects to continue to experience cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to the Company’s sensitive information, as do our customers, suppliers and subcontractors. Although we maintain information security policies and procedures to prevent, detect, and mitigate these threats, information system disruptions, equipment failures or cybersecurity attacks, such as unauthorized access, malicious software and other intrusions, could still occur and may lead to potential data corruption, exposure of or unauthorized access to proprietary and confidential information. Further, while SIFCO works cooperatively with its customers, suppliers and subcontractors to seek to minimize the impacts of cyber threats, other security threats or business disruptions, in addition to our internal processes, procedures and systems, it must also rely on the safeguards put in place by those entities.
Any intrusion, disruption, breach or similar event may cause operational stoppages, fines, penalties, diminished competitive advantages through reputational damages and increased operational costs. The costs related to cyber or other security threats or disruptions may not be fully mitigated by insurance or other means.
We continue to provide for remote work for certain of our employees, which may increase our vulnerability to cyber and other information technology risks. In addition to existing risks, any adoption or deployment of new technologies via acquisitions or internal initiatives may increase our exposure to risks, breaches, or failures, which could materially adversely affect our results of operations or financial condition. Furthermore, the Company may have access to sensitive, confidential, or personal data or information that may be subject to privacy and security laws, regulations, or other contractually-imposed controls. Despite our use of reasonable and appropriate controls, material security breaches, theft, misplaced, lost or corrupted data, programming, or employee errors and/or malfeasance or factors outside of our control could lead to the compromise or improper use of such sensitive, confidential, or personal data or information, resulting in possible negative consequences, such as fines, ransom demands, penalties, loss of reputation, competitiveness or customers, or other negative consequences resulting in adverse impacts to our results of operations or financial condition.
SIFCO relies on our suppliers to meet the quality and delivery expectations of our customers.
Our ability to deliver products on schedule is dependent upon a variety of factors, certain of which are outside of our control, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts and structures, conversion of raw materials into parts and assemblies, and performance of suppliers and others. We rely on numerous third-party suppliers for raw materials and a large proportion of the components used in our production process. Certain of these raw materials and components are available only from single sources or a limited number of suppliers, or similarly, customers’ specifications may require SIFCO to obtain raw materials and/or components from a single source or certain suppliers. Many of our suppliers are small companies with limited financial resources and manufacturing capabilities. We do not currently have the ability to manufacture these components ourselves. Consequently, our supply of key products and components could be disrupted if our suppliers fail or are unable to perform because of shortages in raw materials, operational problems, strikes, natural disasters, health crises or other factors. We have experienced and, in the future, may continue to experience delays in the delivery of such products as a result of increased demands and pressures on the supply chain, customs, labor issues, geopolitical pressures, disruptions associated with changes in political, economic, and social conditions, weather, laws and regulations. Unfavorable fluctuations in prices for raw materials, international trade policies, quality, delivery, and availability of these products could continue to adversely affect the Company’s ability to meet demands of customers and cause negative impacts to the Company’s cost structure, profitability and its cash flow. If we were unsuccessful in obtaining those products from other sources or at comparable cost, a disruption in our supply chain could adversely affect our sales, earnings, financial condition, and liquidity.
We may have disputes with our vendors arising from, among other things, the quality of products and services or customer concerns about the vendor. If any of our vendors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations under contracts with our customers may be jeopardized. Economic downturns can adversely affect a vendor’s ability to manufacture or deliver products. Further, vendors may also be enjoined from manufacturing and distributing products to us as a result of litigation filed by third parties, including intellectual property litigation. If SIFCO were to experience difficulty in obtaining certain products from our key vendors, there could be an adverse effect on its results of operations and on its customer relationships and our reputation. Additionally, our key vendors could also increase pricing of their products, which could negatively affect our ability to win contracts by offering competitive prices.
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
The performance of contracts often involves subcontractors, upon which we rely to complete delivery of products to our customers. SIFCO may have disputes with subcontractors, and the failure by a subcontractor to satisfactorily deliver products can adversely affect our ability to perform our obligations as a prime contractor. Any subcontractor performance deficiencies could result in the customer terminating our contract for default, which could expose SIFCO to liability for excess costs of re-procurement by the customer and have a material adverse effect on our ability to compete for other contracts and on our results of operations generally.
The Company’s future success depends on the ability to meet the needs of its customer requirements in a timely manner.
The Company believes that the commercial A&E markets in which we operate require sophisticated manufacturing and system-integration techniques and capabilities using composite and metallic materials. The Company’s success depends to a significant extent on our ability to acquire, develop, execute and maintain such sophisticated techniques and capabilities to meet the needs of our customers, and to bring those products to market quickly and at cost-effective prices. If we are unable to acquire and/or develop, execute and maintain such techniques and capabilities, we may experience an adverse effect to our business, financial condition or results of operation.
The Company faces certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
We are exposed to liabilities that are unique to the products we provide. While we maintain insurance for certain risks, the amount of insurance or indemnity may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It is not possible for SIFCO to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of the indemnification we receive and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
We operate in a highly competitive and price sensitive industry, and customer pricing pressures could reduce the demand and/or price for our products and services.
The end-user markets SIFCO serves are highly competitive and price sensitive. We compete globally with a number of domestic and international companies that have substantially greater manufacturing, purchasing, marketing and financial resources than we do. Many of SIFCO’s customers have the in-house capability to fulfill their manufacturing requirements. SIFCO’s larger competitors may be able to vie more effectively for very large-scale contracts than we can by providing different or greater capabilities or benefits such as technical qualifications, past performance on large-scale contracts, geographic presence, price and availability of key professional personnel. If SIFCO is unable to successfully compete for new business, our net sales growth and operating margins may decline. Competitive pricing pressures may have an adverse effect on our financial condition and operating results. Further, there can be no assurance that competition from existing or potential competitors will not have a material adverse effect on our financial results. If SIFCO does not continue to compete effectively and win contracts, our future business, financial condition, results of operations and our ability to meet its financial obligations may be materially compromised.
The Company uses estimates when pricing contracts and any changes in such estimates could have an adverse effect on our profitability and our overall financial performance.
When agreeing to contractual terms, some of which extend for multiple years, SIFCO makes assumptions and projections about future conditions and events. These projections assess the productivity and availability of labor, complexity of the work to be performed, cost and availability of materials, impact of delayed performance and timing of product deliveries. Contract pricing requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions are made regarding the length of time to complete a contract since costs also include expected increases in wages, prices for materials and allocated fixed costs. Similarly, assumptions are made regarding the future impact of our efficiency initiatives and cost reduction efforts. Incentives, awards or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Suppliers’ assertions are also assessed and considered in estimating costs and profit rates.
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
If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately or timely report its financial results. As a result, current and potential shareholders could lose confidence in the Company’s financial reporting, which would harm the business and the trading price of its common stock.
The Sarbanes-Oxley Act, among other things, requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing in the past has revealed, as described below, and in the future may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.
As further described in Item 9A in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2023, management determined that SIFCO’s internal control over financial reporting and its disclosure controls and procedures were not effective. Management identified deficiencies in its oversight and backup and recovery controls that represent a material weakness in internal control over financial reporting. This material weakness was remediated during the first half of fiscal 2024. Until it was fully remediated, this material weakness could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected on a timely basis. If the Company is unable to maintain effective internal control over financial reporting or disclosure controls and procedures or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, the Company’s ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject the Company to litigation or investigations requiring management resources and payment of legal and other expenses, including civil penalties, negatively affect investor confidence in our financial statements and adversely impact our stock price.
Labor disruptions by our employees or personnel turnover and/or shortage could adversely affect our business.
As of September 30, 2024, we employed approximately 244 people (excluding Maniago due its sale in October 2024). We face competition for management and employees from other companies and organizations. If we continue to experience turnover and/or are unable to quickly hire employees and subsequently retain our workforce, or we experience a significant or prolonged work stoppage in such an environment, we may experience increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to secure new work and our results of operations and financial condition could be adversely affected. Additionally, we are party to a collective bargaining agreement with certain employees at our Cleveland, Ohio facility. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.
The price and availability of oil and other energy sources worldwide could adversely impact our results of operations. Unexpected pricing of fuel or a shortage of, or disruption in, the supply of fuel or other energy sources could have a material adverse effect on our and our customers’ business, results of operations and financial condition.
Our results of operations can be directly affected, positively and negatively, by volatility in the cost and availability of energy, which is subject to global supply and demand and other factors beyond our control. The ongoing conflict between Russia and Ukraine continues to impact global energy markets, particularly in Europe, leading to high volatility and increasing prices for crude oil, natural gas and other energy supplies. Our customers’ businesses are significantly impacted by the availability and pricing of fuel. Weather-related events, natural disasters, terrorism, wars, political disruption or instability involving oil-producing countries, changes in governmental or cartel policy concerning crude oil or aircraft fuel production, labor strikes, cyberattacks or other events affecting refinery production, transportation, taxes, marketing, environmental concerns, market manipulation, price speculation and other unpredictable events may drive actual or perceived fuel supply shortages. In particular, the ongoing conflict between Russia and Ukraine has caused shortages in the availability of fuel. In the event that the supply of natural gas from Russia stops or is significantly reduced, there may be supply disruptions, increased prices, shutdowns of manufacturing facilities, or further rationing of energy supply within countries where we and/or our customers do business, which could have a material adverse impact on our and our customers’ business or results of operations in those countries.
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
Further, we are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operation. The United States and other jurisdictions have recently experienced high levels of inflation. If inflation rates continue to increase, it will likely affect our expenses, including, but not limited to, employee compensation and labor expenses and increased costs for supplies, and we may not be successful in offsetting such cost increases.
We cannot predict changes in worldwide or regional economic conditions and government policies, as such conditions are highly volatile and beyond our control. If these conditions were to deteriorate for extended periods, however, our business, results of operations and financial condition could be materially adversely affected.
The funding and costs associated with our pension plans and significant changes in key estimates and assumptions, such as discount rates and assumed long-term returns on assets, actual investment returns on our pension plan assets, and legislative and regulatory actions could affect our earnings, equity and contributions to our pension plans in future periods.
Certain of the Company’s employees are covered by its noncontributory defined benefit pension plans (collectively, the “Plans”). The impact of these Plans on our financial performance may be volatile in that the amount of expense we record may materially change from year to year because those calculations are sensitive to changes in several key economic assumptions, including discount rates, inflation, expected return on plan assets, retirement rates and mortality rates. The pension costs associated with the Plans are dependent on significant judgment in the use of various estimates and assumptions, particularly with respect to the discount rate and expected long-term rates of return on plan assets. Changes to these estimates and assumptions could have a material adverse effect on our financial position, results of operations or cash flows. Differences between actual investment returns and our assumed long-term returns on assets will result in changes in future pension expense and the funded status of our Plans, and could increase future funding of the Plans. Changes in these factors affect our plan funding, cash flows, earnings, and shareholders’ equity.

Market volatility and adverse capital or credit market conditions may affect our ability to access cost-effective sources of funding and may expose SIFCO to risks associated with the financial viability of suppliers.
The financial markets can experience high levels of volatility and disruption in response to various macroeconomic factors, reducing the availability of credit for certain issuers.
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
Tightening credit markets could also adversely affect our suppliers’ ability to obtain financing. Delays in suppliers’ ability to obtain financing, or the unavailability of financing, could negatively affect their ability to perform their contracts with SIFCO and cause our inability to meet our contract obligations. The inability of our suppliers to obtain financing could also result in the need for us to transition to alternate suppliers, which could result in significant incremental costs and delays.
A write-off of all or part of our goodwill could adversely affect our operating results and net worth.
Goodwill is a component of our assets. At September 30, 2024, goodwill was $3.5 million of our total assets of $104.6 million. We may have to write off all or part of our goodwill if the value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.
The failure to streamline operational synergies and refocus on our core aerospace forging business could adversely affect our business and results of operations.
As noted above, in October 2024, we completed the sale of our CBlade forging and manufacturing business located in Maniago, Italy. We cannot be certain that initiatives to streamline operational synergies and refocus on our core aerospace forging business will be successfully implemented following the sale of our Italian operations, or that the disposition of these operations will positively impact our profitability. To the extent we are not successful in implementing these initiatives, our business may be adversely impacted.
General Risks
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
SIFCO is subject to income taxes in the United States and Ireland. Significant judgment is required in determining our provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Changes in applicable income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates or changes in the taxability of certain sales or the deductibility of certain expenses, thereby affecting our income tax expense and profitability. In addition, the final results of any tax audits or related litigation could be materially different from our related historical income tax provisions and accruals. Additionally, changes in our tax rate as a result of changes in our overall profitability, changes in tax legislation, changes in the valuation of deferred tax assets and liabilities, changes in differences between financial reporting income and taxable income, the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures can also impact our tax liabilities and affect our income tax expense, profitability and cash flow.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have processes in place aimed at assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include:
•periodic risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•a formal register documenting and mitigating identified risks, reviewed by management on a quarterly basis;
•a data protection team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;
•the regular use of external service providers to independently assess and test security posture, as well as to otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a written cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, including data storage and restoration and disaster recovery plans; and

•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
As reported on Forms 8-K filed January 6, 2023 and February 10, 2023, the Company became aware of unauthorized access to the Company's systems on December 30, 2022. The Company’s domestic operations were impacted by the Cyber Incident, which resulted in production delays and delayed shipments due to information access limitations. The Company immediately initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company has since completed data recovery and restoration from the cyber incident. See Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Except for the above incident, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Our Business and Operations.”
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function and maintains oversight of risk assessment and risk management, including cybersecurity and other information technology risks. In addition, our Board of Directors oversees management’s implementation of our cybersecurity risk management program.
The Board of Directors receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board of Directors, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. These presentations may cover a range of topics, including:
•the current cybersecurity landscape and best practices for mitigating emerging threats;
•progress on cybersecurity projects;
•incident reports;
•updates from past event(s); and
•adherence to regulatory requirements and/or industry standards, as appropriate.
Our management team, including our Data Protection Officer and external counsel, are responsible along with the Company’s Board of Directors for assessing and managing our material risks from cybersecurity threats. Our Data Protection Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Data Protection Officer has extensive experience in information technology, including prior experience in cybersecurity architecture. We have a diverse information security team, including external consultants, with varying backgrounds and experience and levels of information security certification.
Our management team takes steps to remain informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2024 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraph are approximations:
•SIFCO operates and manufactures in multiple facilities—(i) an owned 280,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters, (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California, and (iii) owned facilities aggregating approximately 91,000 square feet located in Maniago, Italy (this facility was included in the sale of the Maniago business effective October 15, 2024).
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words "will," "may," "designed to," "outlook," "believes," "should," "anticipates," "plans," "expects," "intends," "estimates," "forecasts" and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or "A&E”) industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; and (18) extraordinary or force majeure events affecting the business or operations of our business.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Common Shares are traded on the NYSE American exchange under the symbol “SIF.”
Dividends and Shareholders
The Company did not declare a cash dividend during fiscal 2024 or fiscal 2023. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations, focusing on its long-term plan and growth. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At December 3, 2024, there were approximately 280 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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
When planning and evaluating its business operations, the Company takes into consideration certain factors, including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected demand for private space launch and reentry programs; and (iii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft.
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
A.     Results of Operations
Overview
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) private space launch and reentry programs; and (iv) other commercial applications.
CBlade Sale
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of C Blade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the planned sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as assets held for sale and discontinued operations, respectively, as of and for the years ended September 30, 2024 and 2023. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Assets Held for Sale and Discontinued Operations of the Notes to Consolidated Financial Statements.
Cybersecurity Incident
As reported on Forms 8-K filed January 6, 2023 and February 10, 2023, the Company became aware of unauthorized access to the Company’s systems on December 30, 2022. The Company’s domestic operations were impacted by this cybersecurity incident which resulted in production delays and delayed shipments due to information access limitations. The Company initiated response protocols and an investigation, engaging cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company has since completed data recovery and restoration from the cyber incident. See Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements.
Fiscal Year 2024 Compared with Fiscal Year 2023
Net Sales
Net sales comparative information for fiscal 2024 and 2023 is as follows:

(Dollars in millions)	Years Ended September 30,		Year Over Year Increase (Decrease)
	2024	2023
Aerospace components for:
Fixed wing aircraft	$41.8	$40.1	$1.8
Rotorcraft	17.3	16.4	0.9
Commercial space	13.2	4.6	8.6
Energy components for power generation units	1.8	2.1	(0.3)
Commercial products and other revenue	5.5	2.9	2.5
Total	$79.6	$66.1	$13.5
Net sales in fiscal 2024 increased 20.4%, or $13.5 million, to $79.6 million, compared with $66.1 million in fiscal 2023. Higher demand in the commercial space market and the timing of shipments and contract approvals across most markets contributed to the increase in deliveries in fiscal 2024 from fiscal 2023. Fixed wing aircraft sales increased $1.8 million compared with the same period last year primarily due to the 787 program. Rotorcraft sales increased $0.9 million in fiscal 2024 compared to the same period in fiscal 2023 primarily due to the Sikorsky H60 and Blackhawk programs, partially offset by declines in sales in the Bell/Boeing Osprey V22 components. Commercial space products increased by $8.6 million year-over-year due to higher demand for staged-combustion engine components. Energy components for power generation units decreased $0.3 million compared with the same period last year due to lower demand in the steam turbine markets. Commercial products and other revenue increased by $2.5 million in fiscal 2024 compared to fiscal 2023, primarily due to timing of orders related to munitions programs.
Commercial net sales were 52.4% of total net sales and military net sales were 47.6% of total net sales in fiscal 2024, compared with 41.5% and 58.5%, respectively, in fiscal 2023. Commercial net sales increased $14.4 million to $41.8 million in fiscal

2024, compared to $27.4 million in fiscal 2023 primarily due to higher demand in the commercial space market, as well as increases in build rates in the commercial aerospace industry. Military net sales decreased $0.8 million to $37.9 million in fiscal 2024, compared to $38.7 million in fiscal 2023 primarily due to V22 and C130 demand reductions, partially offset by higher demand in certain rotorcraft and munition programs.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $10.9 million, or 17.4%, to $73.7 million, or 92.5% of net sales, during fiscal 2024, compared with $62.7 million, or 94.9%, of net sales during fiscal 2023. The increase was primarily due to increased volume, coupled with higher labor costs of $1.3 million and other manufacturing and overhead costs of $1.4 million, primarily consisting of supplies, outside processing fees and insurance. Current year results include $1.4 million of idle expense and less than $0.1 million of expense associated with net realizable value (“NRV”) compared with prior year costs of $2.1 million and $0.9 million, respectively, which partially offset the increases in COGS in fiscal 2024. Additionally, fiscal 2023 results included $1.5 million of Employee Retention Credit (“ERC”) benefit that did not reoccur in fiscal 2024.
Gross Profit
Gross profit increased by $2.6 million, to $6.0 million during fiscal 2024, compared with $3.3 million in fiscal 2023. Gross margin percent of sales was 7.5% during fiscal 2024, compared with 5.1% in fiscal 2023, primarily due to the increases in sales volume and COGS discussed above and the impact of favorable mix of products sold, particularly due to growth in the commercial space market.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $11.1 million, or 14.0% of net sales, during fiscal 2024, compared with $12.3 million, or 18.6% of net sales, in fiscal 2023. The decrease in SG&A expenses is primarily due to lower costs related to the prior year's cybersecurity incident, partially offset by higher legal and other costs related to the evaluation of strategic alternatives.
Amortization of Intangibles
In fiscal 2024, amortization of intangibles decreased slightly by $0.1 million compared to the prior year due to certain intangible assets that were fully amortized during fiscal 2023.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2024 and 2023:

	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2024	2023	2024	2023
Revolving credit agreement	8.0%	6.9%	$17.1 million	$ 13.1 million
Other debt	12.6%	1.5%	$0.3 million	$ 0.5 million
The Company believes that inflation did not materially impact its results of operations in either fiscal 2024 or 2023.
Income Taxes
The Company’s effective tax rate in fiscal 2024 was (0.4)% compared with (0.2)% in fiscal 2023. The decrease in the effective tax rate in fiscal 2024 is primarily attributable to changes in jurisdictional mix of income in fiscal 2024 compared with the same period in fiscal 2023. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Net loss was $8.6 million during fiscal 2024 compared with $10.5 million in fiscal 2023 due to higher sales volumes and gross margins improvements coupled with lower SG&A expenses, partially offset by higher interest expense.
Non-GAAP Financial Measures
Presented below is certain financial information based on the Company’s EBITDA and Adjusted EBITDA. References to “EBITDA” mean earnings (losses) from continuing operations before interest, taxes, depreciation and amortization, and references to “Adjusted EBITDA” mean EBITDA plus, as applicable for each relevant period, certain adjustments as set forth in the reconciliations of net income to EBITDA and Adjusted EBITDA.

Neither EBITDA nor Adjusted EBITDA is a measurement of financial performance under generally accepted accounting principles in the United States of America (“GAAP”). The Company presents EBITDA and Adjusted EBITDA because management believes that they are useful indicators for evaluating operating performance, including the Company’s ability to incur and service debt and it uses EBITDA to evaluate prospective acquisitions. Although the Company uses EBITDA and Adjusted EBITDA for the reasons noted above, the use of these non-GAAP financial measures as analytical tools has limitations. Therefore, reviewers of the Company’s financial information should not consider them in isolation, or as a substitute for analysis of the Company’s results of operations as reported in accordance with GAAP. Some of these limitations include:
•Neither EBITDA nor Adjusted EBITDA reflects the interest expense or the cash requirements necessary to service interest payments on indebtedness;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor Adjusted EBITDA reflects any cash requirements for such replacements;
•The omission of the amortization expense associated with the Company’s intangible assets further limits the usefulness of EBITDA and Adjusted EBITDA as measurements of financial performance; and
•Neither EBITDA nor Adjusted EBITDA includes the payment of taxes, which is a necessary element of operations.
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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

(Dollars in thousands)	Years Ended September 30,
	2024	2023
Net loss	$(5,383)	$(8,692)
Less: Income from discontinued operations, net of tax	3,243	1,827
Loss from continuing operations	(8,626)	(10,519)
Adjustments:
Depreciation and amortization expense	4,784	5,071
Interest expense, net	3,080	997
Income tax expense	37	16
EBITDA	(725)	(4,435)
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(3)	3
Other expense, net (2)	302	361
Loss (gain) on disposal of assets (3)	4	(1)
Non-recurring severance expense (4)	435	—
Equity compensation expense (4)	250	375
Pension settlement/curtailment benefit (5)	60	78
LIFO impact (6)	862	(305)
IT incident (benefit) expense, net (7)	(594)	1,275
Strategic alternative expense (8)	237	85
Adjusted EBITDA	$828	$(2,564)
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
(4)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures and executive severance.

(5)Represents expense incurred by its defined benefit pension plans related to settlement of pension obligations.
(6)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
(7)Represents incremental information technology costs (and credits) as it relates to the cybersecurity incident and loss on insurance recovery.
(8)Represents expense related to evaluation of strategic alternatives.
Reference to the above activities can be found in the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
B.    Liquidity and Capital Resources
Cash and cash equivalents increased to $1.7 million at September 30, 2024 compared with $21 thousand at September 30, 2023. As of September 30, 2024 and 2023, the Company also had cash and cash equivalents related to its business held for sale (i.e., CBlade) of $1.0 million and $0.3 million, respectively, which are included in Current assets of business held for sale in the audited consolidated balance sheets. As of September 30, 2024 and 2023, cash included financing proceeds for capital investment and a nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of September 30, 2024, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements. Additionally, refer to Note 19 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements for more information related to the Company’s pension and defined contribution plans.
With the sale of the CBlade manufacturing operations located in Maniago, Italy, the Company expects to increase its cash on hand from the proceeds, which will be used to repay a portion of its outstanding debt balances and for general operational needs. Historically, the cash flows from the Company’s CBlade business represented a material portion of the consolidated results of operations, financial condition and cash flows. Although future contributions from the CBlade business will cease with the execution of the sale transaction, the Company believes that its streamlined operations and lower overall costs will allow management to focus on domestic growth opportunities. However, there is no guarantee that the Company’s continuing operations will sufficiently replace the liquidity and cash flows previously provided by CBlade’s operations. For details regarding the sale of CBlade, refer to Note 2 — Assets Held for Sale and Discontinued Operations of the Notes to Consolidated Financial Statements.
We believe that our existing cash will be sufficient to finance our continued operations, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company’s liquidity could be negatively affected if the Company is unable to obtain capital, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. For details regarding our debt agreements, see Note 6 — Debt of the Notes to Consolidated Financial Statements.
Operating Activities
The Company’s operating activities used $2.6 million of cash in fiscal 2024, compared with $3.8 million of cash used in fiscal 2023. The cash used by operating activities in fiscal 2024 was primarily due to net operating loss of $8.6 million, adjusted for non-cash items such as depreciation and amortization of $4.8 million, amortization of debt issuance costs of $1.2 million, LIFO expense of $0.9 million, change in NRV reserve $0.6 million, equity based compensation of $0.2 million, partially offset by sources of working capital of $2.3 million. The use of cash from working capital of $2.3 million was primarily due to higher inventories due to timing of raw material receipts, the increase in accounts receivable due to higher sales and timing of payments at the end of the fiscal year, and higher prepaid expenses attributable to deferred financing costs related to the debt refinancing, partially offset by an increase in contract liabilities due to advance payments for raw materials and higher sales recognized over-time and higher accounts payable due to timing of payments.

The Company’s operating activities used $3.8 million of cash in fiscal 2023. The cash used by operating activities in fiscal 2023 was primarily due to net operating loss of $10.5 million, adjusted for non-cash items such as change in NRV reserve $1.1 million, and LIFO benefit of $0.3 million, partially offset by depreciation and amortization of $5.1 million, equity based compensation of $0.3 million and sources of working capital of $2.4 million. The source of cash from working capital of $2.4 million was primarily due to increase in accounts payable due to timing of payments and lower inventories due to extended raw material lead times, partially offset by higher accounts receivable due to increased sales at the end of the fiscal year.
Investing Activities
Cash used for investing activities was $2.0 million in fiscal 2024, compared with $1.1 million in fiscal 2023. Fiscal 2024 and fiscal 2023 expenditures were used primarily for manufacturing enhancement and maintenance. Capital commitments at September 30, 2024 were $0.3 million. The Company anticipates the total fiscal 2025 capital expenditures will be within the range of $2.0 million to $3.0 million and will relate principally to the further enhancement of production and product offering capabilities and operating cost reductions.
Financing Activities
Cash provided by financing activities was $6.3 million in fiscal 2024 compared to cash provided by financing activities of $4.9 million in fiscal 2023. The year-over-year increase was primarily related to the higher proceeds received from the related party promissory note and funds drawn from the revolving credit facility, net of payments made, during fiscal 2024.
Refer to Note 6 — Debt of the Notes to Consolidated Financial Statements for details regarding our financing activities during fiscal 2024 and 2023.
Future cash flows from the Company’s operations may be used to pay down outstanding debt amounts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under its loan and security agreement as described in Note 6 — Debt of the Notes to Consolidated Financial Statements for its domestic locations.
Tightening of the credit market and standards, as well as capital market volatility, could negatively impact our ability to obtain additional debt financing on terms equivalent to our existing debt agreements when needed in the future. Capital market uncertainty and volatility, together with the Company’s market capitalization and status as a smaller reporting company, could also negatively impact our ability to obtain equity financing.
Net Cash Provided By (Used For) Discontinued Operations
Net cash from discontinued operations are presented in the consolidated statements of cash flows as summarized operating, investing and financing cash flows, as well as the impact of exchange rate changes on cash. The Company’s operating activities from discontinued operations provided $1.4 million of cash in fiscal 2024, compared with $2.4 million of cash provided by fiscal 2023 primarily driven by net income from discontinued operations and changes in working capital. Cash used for investing activities from discontinued operations was $1.4 million and $1.3 million in fiscal 2024 and 2023, respectively, related to outlays for capital expenditures. Cash provided by financing activities from discontinued operations was $1.1 million in fiscal 2024 compared to $2.0 million of cash used in fiscal 2023, attributable to proceeds from new borrowings and loan payments, respectively.
Item 3. Legal Proceedings
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters and does not believe any such matters are material to its financial condition or results of operations. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation. See Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements for more information regarding the legal proceedings in which the Company is involved.
C.    Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Estimates are revised as additional information becomes available. The Company believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
Significant accounting policies used in the preparation of the consolidated financial statements are discussed in Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements. The Company believes that the assumptions and estimates associated with allowance for credit losses, inventory valuation, goodwill, contract balances, and income taxes have the greatest potential impact on our financial statements because they are inherently uncertain, involve significant judgements, and include areas where different estimates reasonably could materially impact the financial statements. The Company believes that the critical accounting estimates employed and the resulting balances are reasonable; however, actual results in these areas could differ from management’s estimates under different assumptions or conditions.
Allowances for Credit Losses
The Company establishes allowances for credit losses on accounts receivable, customer financing receivables, and certain other financial assets. The adequacy of these allowances are assessed quarterly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. The Company determines the creditworthiness of each customer based upon publicly available information and information obtained directly from its customers. As these factors change, the Company’s allowances for credit losses may change in subsequent periods. Historically, losses have been within management’s expectations and have not been significant.
Inventories
Approximately 30% of the Company’s inventory is valued using the last-in, first-out (“LIFO”) method with the remaining valued using the first-in, first-out (“FIFO”) method stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion.
The Company evaluates obsolete and excess inventory on a quarterly basis. The Company maintains a formal policy, which requires at a minimum, that amounts are written down based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence may arise due to a technological or market change or based on cancellation of an order. Management’s judgment is necessary in determining the proper write down for obsolete and excess inventory. For the portion of the Company’s inventory not valued at LIFO, inventory is valued at FIFO and stated at the lower of cost or net realizable value. The Company evaluates net realizable value on a quarterly basis. See Note 3 — Inventories of the Notes to Consolidated Financial Statements for further discussion.
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
Impairment of Long-Lived Assets
The Company reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. This review involves judgment and is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets and which the Company considers a critical accounting estimate. The Company would assess the fair value of the asset group and compare it to its carrying value. Under the Accounting Standard Codification (“ASC”) 360 (“Topic 360”), if the carrying value of a long-lived asset or asset group is greater than the estimated undiscounted future cash flows, then the long-lived asset or asset group is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset or asset group exceeds its fair value.

In projecting future undiscounted cash flows, the Company relies on internal budgets and forecasts, including revenue and cash flow projections,, and estimated residual value of the asset group upon disposal of long-lived assets. The Company’s budgets and forecasts are based on historical results and anticipated future market conditions, such as the general business climate and the effectiveness of competition. The Company believes that its estimates of future undiscounted cash flows and fair value are reasonable; however, changes in estimates of such undiscounted cash flows and fair value could change the Company’s estimates, which could result in future impairment charges.
2024 and 2023 Long-Lived Asset Recoverability Tests
In the third quarter of fiscal 2024, certain qualitative factors, including operating results, at the Orange location, triggered a recoverability test. The results indicated that the long-lived assets were recoverable and did not require further review for impairment. The Company did not identify any indicators that the asset groups might be impaired in any of the other quarters assessed during fiscal 2024 and 2023.
Impairment of Goodwill
Goodwill is tested for impairment annually as of July 31. If circumstances change during interim periods between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying value, the Company will test goodwill for impairment. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results. Management uses judgment to determine whether to use a qualitative analysis or a quantitative fair value measurement for its goodwill impairment testing. The Company’s fair value measurement approach combines the income and market valuation techniques for each of the Company’s reporting units that carry goodwill. These valuation techniques use estimates and assumptions including, but not limited to, the determination of appropriate market comparables, projected future cash flows (including timing and profitability), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, and projected future economic and market conditions.
If a reporting unit fails the quantitative impairment test, impairment expense is immediately recorded as the difference between the reporting unit’s fair value and carrying value not to exceed the amount of goodwill recorded.
2024 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2024. Goodwill existed at one of the Company’s reporting units, Cleveland, Ohio as of July 31, 2024 and September 30, 2024. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 4 — Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements.
2023 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2023. Goodwill existed at one of the Company’s reporting units, Cleveland, Ohio as of July 31, 2023 and September 30, 2023. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 4 — Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements.
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans as of September 30, 2024.

	Impact on Fiscal 2024 Benefits Expense	Impact on September 30, 2024 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$6	$438
25 basis point increase in discount rate	(6)	(438)
100 basis point decrease in expected long-term rate of return on assets	170	—
100 basis point increase in expected long-term rate of return on assets	(170)	—
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
As of September 30, 2024 and 2023, SIFCO used the following weighted-average assumptions:

	Years Ended September 30,
	2024	2023
Discount rate for liabilities	4.8%	5.6%
Discount rate for expenses	5.7%	5.1%
Expected return on assets	6.2%	6.2%
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
As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal 2024. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal 2024. As a result of income incurred in recent years, CBlade is in a three-year cumulative income position as of the end of fiscal 2024. In assessing all available positive and negative evidence available as of the fourth quarter of fiscal 2024, based on the weight of positive evidence, primarily related to the cumulative income position, the Company has concluded that it is more-likely-than-not that the deferred tax assets for CBlade will be realized. Accordingly, valuation allowance of $0.7 million was fully released during the fourth quarter of fiscal 2024. In October 2024, the Company sold 100% of the share capital of CBlade for cash consideration. As a result of the transaction, the Company’s financial statements have been prepared with CBlade presented as assets held for sale and discontinued operations as of and for the years ended September 30, 2024 and 2023.
Uncertain Tax Positions
The calculation of the Company’s tax liabilities also involves considering uncertainties in the application of complex tax regulations. SIFCO recognizes liabilities for uncertain income tax positions based on its estimate of whether it is more likely than not that additional taxes will be required, and it reports related interest and penalties as income taxes. Refer to Note 8 — Income Taxes of the Notes to Consolidated Financial Statements for further discussion.
D.    Impact of Newly Issued Accounting Standards
Refer to Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information regarding recent accounting pronouncements.

Item 8. Financial Statements and Supplementary Data
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SIFCO Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SIFCO Industries, Inc. and its subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company’s goodwill balance was $3.5 million at September 30, 2024 and is recorded at the Cleveland, Ohio (“Cleveland”) reporting unit. At July 31, 2024, the Company performed its annual goodwill impairment test by performing a quantitative analysis in lieu of a qualitative analysis and concluded there was no impairment of goodwill. The fair value of the Cleveland reporting unit for the goodwill impairment assessment is estimated utilizing a combination of income (discounted cash flow method) and market valuation (market comparable method) approaches. The income approach involves using cash flow projections developed by management to calculate discounted cash flows, the sum of which is subject to certain adjustments to estimate the business enterprise value. The market approach involves performing research on guideline public companies that are similar in nature to the Company to develop an appropriate valuation multiple to estimate the business enterprise value. The estimated fair values determined by the income approach and market approach are then weighted to estimate the fair value of the Cleveland reporting unit. Significant judgment is required to forecast future cash flows, determine the discount rate applicable to the Cleveland reporting unit, select the appropriate guideline public companies and determine the appropriate market multiples from those guideline public companies.
We identified the Company’s annual goodwill impairment test for the Cleveland reporting unit as a critical audit matter because of the significant assumptions management used in its annual impairment test, including the revenue growth rates and margin percentages used in the projected cash flows, the determination of the discount rate applicable to the reporting unit, the identification of comparable guideline public companies and the determination of the appropriate market multiples. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment test included the following, among others:
•We tested the underlying data used by management in its model for completeness and accuracy.
•We developed an independent estimate of the Cleveland reporting unit’s fair value under both the income and market valuation approaches using publicly available market data for the Cleveland reporting unit’s industry and compared our independent estimate to management’s estimate of fair value.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Testing the reasonableness of the discount rate by comparing the inputs used by management to publicly available market data.
◦Evaluating the comparability of the guideline public companies identified by management based upon publicly available market data.
◦Corroborating the market multiples selected by the Company by comparing them publicly available market data.
◦Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.
Recoverability of Long-Lived Assets at Orange, California
As described in Note 1 to the consolidated financial statements, the Company assesses long-lived assets for impairment at the asset group level when events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable (Step 1). When indicators of impairment are identified, the Company tests the recoverability of the asset group by comparing estimates of future undiscounted cash flows expected to be generated by the asset group to the carrying value of the asset group (Step 2). If the carrying value of the asset group is greater than the estimated undiscounted future cash flows, the asset group is considered impaired, and an impairment charge is recorded for the amount by which the carrying value of the asset group exceeds its fair value (Step 3). During the year ended September 30, 2024, the Company concluded that the Orange, California asset group exhibited indicators of impairment, which required management to perform a Step 2 test of recoverability.
We identified the Step 2 test of recoverability of the Orange, California asset group to be a critical audit matter due to the significant assumptions used by management in determining the estimated future undiscounted cash flows of the asset group, including revenue and cash flow projections as well as the estimated residual value of the asset group. Auditing management’s assumptions involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions could have on the accounting conclusion.
Our audit procedures related to the Company’s Step 2 test of recoverability of the Orange, California asset group included the following, among others:
•We evaluated the reasonableness of management’s revenue and cash flow projections by comparing the assumptions used by management to the asset group’s historical results, underlying source documents, and publicly available industry information.
•We tested the clerical accuracy of the Company’s calculation of the undiscounted cash flows.
•We tested the completeness and accuracy of the historical source data by agreeing it to the underlying support.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Evaluating the appropriateness of the model used by management to estimate the future undiscounted cash flows.
◦Corroborating the market multiple used by management to estimate the residual value of the Orange, California asset group by comparing it to publicly available market data.
/s/ RSM US LLP
We have served as the Company’s auditor since 2023.
Cleveland, Ohio
December 23, 2024

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2024	2023
Net sales	$79,633	$66,067
Cost of goods sold	73,651	62,722
Gross profit	5,982	3,345
Selling, general and administrative expenses	11,128	12,276
Amortization of intangible assets	—	73
Loss (gain) on disposal of operating assets	4	(1)
Operating loss	(5,150)	(9,003)
Interest expense, net	3,080	997
Foreign currency exchange (gain) loss, net	(3)	3
Other expense, net	362	500
Loss from continuing operations before income tax expense	(8,589)	(10,503)
Income tax expense	37	16
Loss from continuing operations	(8,626)	(10,519)
Income from discontinued operations, net of tax	3,243	1,827
Net loss	$(5,383)	$(8,692)

Basic earnings (loss) per share:
Basic loss per share from continuing operations	$(1.44)	$(1.77)
Basic earnings per share from discontinued operations	0.54	0.30
Basic loss per share	$(0.90)	$(1.47)
Diluted earnings (loss) per share:
Diluted loss per share from continuing operations	$(1.44)	$(1.77)
Diluted earnings per share from discontinued operations	0.54	0.30
Diluted loss per share	$(0.90)	$(1.47)

Weighted-average number of common shares (basic)	5,996	5,929
Weighted-average number of common shares (diluted)	5,996	5,929
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Amounts in thousands)

	Years Ended September 30,
	2024	2023
Net loss	$(5,383)	$(8,692)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	374	268
Retirement plan liability adjustment, net of tax	904	1,768
Interest rate swap agreement adjustment, net of tax	(7)	(3)
Comprehensive loss	$(4,112)	$(6,659)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,714	$21
Receivables, net of allowance for credit losses of $117 and $237, respectively	17,272	15,638
Contract asset	10,745	10,091
Inventories, net	6,230	4,547
Refundable income taxes	13	84
Prepaid expenses and other current assets	2,382	1,545
Current assets held for sale	15,967	9,548
Total current assets	54,323	41,474
Property, plant and equipment, net	26,261	29,467
Operating lease right-of-use assets, net	13,326	14,221
Goodwill	3,493	3,493
Other assets	357	368
Noncurrent assets held for sale	6,864	7,258
Total assets	$104,624	$96,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$353	$374
Promissory note — related party	3,510	—
Revolver	20,142	16,289
Short-term operating lease liabilities	879	818
Accounts payable	11,574	11,024
Contract liabilities	2,879	731
Accrued liabilities (related party — $880 and nil, respectively)	4,615	3,342
Current liabilities held for sale	10,058	8,661
Total current liabilities	54,010	41,239
Long-term operating lease liabilities, net of short-term	13,035	13,915
Deferred income taxes, net	154	142
Pension liability	2,465	3,105
Other long-term liabilities	645	661
Noncurrent liabilities held for sale	3,890	2,884
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; 0 shares issued and outstanding at September 30, 2024 and 2023	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,158 at September 30, 2024 and 6,105 at September 30, 2023	6,158	6,105
Additional paid-in capital	11,775	11,626
Retained earnings	17,881	23,264
Accumulated other comprehensive loss	(5,389)	(6,660)
Total shareholders’ equity	30,425	34,335
Total liabilities and shareholders’ equity	$104,624	$96,281
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,383)	$(8,692)
Income from discontinued operations, net of tax	3,243	1,827
Loss from continuing operations	(8,626)	(10,519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,784	5,070
Amortization of debt issuance costs	1,187	44
Loss (gain) on disposal of operating assets	4	(1)
Loss on insurance proceeds received for damaged property	—	60
Inventory valuation accounts	570	(1,149)
LIFO effect	862	(305)
Share transactions under employee stock plan	202	304
Deferred income taxes	12	13
Interest added to promissory note - related party (paid-in-kind)	360	—
Other short-term liabilities	40	—
Other long-term liabilities	240	338
Changes in operating assets and liabilities:
Receivables	(1,634)	(3,850)
Contract assets	(655)	81
Inventories	(2,971)	2,615
Refundable income taxes	71	13
Prepaid expenses and other current assets	(1,181)	(330)
Other assets	11	(6)
Accounts payable	1,457	3,295
Accrued liabilities	516	(11)
Contract liabilities	2,147	577
Accrued income tax and other	(44)	1
Net cash used in operating activities	(2,648)	(3,760)

Cash flows from investing activities:
Proceeds from disposal of property, plant and equipment	—	1
Capital expenditures	(1,989)	(1,118)
Net cash used for investing activities	(1,989)	(1,117)

Cash flows from financing activities:
Proceeds from promissory note - related party	3,000	—
Repayments of term note	(61)	(240)
Proceeds from revolving credit agreement	95,945	80,041
Repayments of revolving credit agreement	(92,093)	(74,915)
Payments for debt issuance costs	(461)	—
Principal payments on finance leases	—	(5)
Net cash provided by financing activities	6,330	4,881

Cash flows from discontinued operations:
Net cash provided by operating activities	1,373	2,397
Net cash used for investing activities	(1,411)	(1,317)
Net cash provided by (used for) financing activities	1,081	(2,000)
Effects of exchange rate changes on cash and cash equivalents	(381)	110
Net cash provided by (used for) discontinued operations	662	(810)
Increase in cash and cash equivalents	2,355	(806)
Cash and cash equivalents at beginning of year	368	1,174

Less cash and cash equivalents of discontinued operations at the end of the year	(1,009)	(347)
Cash and cash equivalents from continuing operations at end of year	$1,714	$21
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Amounts in thousands)

	Years Ended September 30,
	2024	2023
Cash paid during the year:
Cash paid for interest	$(1,468)	$(986)
Cash paid for income tax, net	(19)	(9)

Non-cash investing and financing activities:
Additions to property, plant & equipment - incurred but not yet paid	—	189
Accrued guaranty fees - related party	880	—
Origination fees capitalized to promissory note principal - related party	150	—
Interest added to promissory note - related party (paid-in-kind)	360	—
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance - September 30, 2022	6,040	$11,387	$31,956	$(8,693)	$40,690
Comprehensive (loss) income	—	—	(8,692)	2,033	(6,659)
Performance and restricted share expense	—	375	—	—	375
Share transactions under employee stock plans	65	(136)	—	—	(71)
Balance - September 30, 2023	6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	(5,383)	1,271	(4,112)
Performance and restricted share expense	—	250	—	—	250
Share transactions under employee stock plans	53	(101)	—	—	(48)
Balance - September 30, 2024	6,158	$11,775	$17,881	$(5,389)	$30,425
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except per share data)
1.Summary of Significant Accounting Policies
A.DESCRIPTION OF BUSINESS
SIFCO Industries, Inc. and its subsidiaries are engaged in the production of forgings and machined components primarily in the Aerospace and Energy (“A&E”), Defense and Commercial Space markets. The Company’s operations are conducted in a single business segment, "SIFCO" or the "Company." SIFCO operates from multiple locations. SIFCO manufacturing facilities are located in Cleveland, Ohio (“Cleveland”); Orange, California (“Orange”); and Maniago, Italy (“Maniago”).
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of C Blade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the planned sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as assets held for sale and discontinued operations, respectively. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Assets Held for Sale and Discontinued Operations.
Cybersecurity Incident
During fiscal 2023, the Company’s domestic operations were impacted by the Cybersecurity Incident (“Cyber Incident”) which resulted in production delays and delayed shipments due to information access limitations. The Company has since completed data recovery and restoration from the cyber incident. See Note 12 — Commitments and Contingencies.
B.PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company’s U.S. operations and its non-operating non-U.S. subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income. The functional currency for the Company’s other non-U.S. subsidiaries is the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the consolidated statements of shareholders’ equity.
C.CASH EQUIVALENTS
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. A substantial majority of the Company’s cash and cash equivalent bank balances exceed federally insured limits as of September 30, 2024 and 2023.
D.ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
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
Receivables are presented net of allowance for credit losses of $117 and $237 at September 30, 2024 and 2023, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. In fiscal 2024, $30 of accounts receivable were written off against the

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
allowance for credit losses, while $16 were written off in fiscal 2023. Bad debt expense totaled expense of $90 and a benefit of $194 benefit in fiscal 2024 and 2023, respectively.
E.CONCENTRATIONS OF CREDIT RISK
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2024, 15% of the Company’s consolidated net sales were from one of its largest customers; and 41% of the Company’s consolidated net sales were from the three largest customers and their direct subcontractors, which individually accounted for 15%, 15% and 11%, of consolidated net sales, respectively. In fiscal 2023, the Company had two customers who accounted for 12% and 11%, respectively, of the Company’s consolidated net sales; and 39% of the Company’s consolidated net sales were from three of the largest customers and their direct subcontractors, which each individually accounted for 13%, of consolidated net sales. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2024 and 2023.
At September 30, 2024, there was no customer of the Company with net accounts receivable balances representing greater than 10% of the total net accounts receivable; and two of the largest customers and their direct subcontractors collectively had an outstanding net accounts receivable which accounted for 22% of total net accounts receivable. At September 30, 2023, one of the Company’s largest customers had an outstanding net accounts receivable balance of 11% of the total net accounts receivable; and one of the largest customers and their direct subcontractors collectively had an outstanding net accounts receivable which accounted for 13% of total net accounts receivable.
F.INVENTORY VALUATION
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 30% and 36% of the Company’s inventories at September 30, 2024 and 2023, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion. To reflect inventory at net realizable value, the Company recorded reserves of $705 and $669 as of September 30, 2024 and 2023, respectively.
The Company writes down inventory for obsolete and excess inventory each quarter and requires at a minimum that the write down be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence and excess write down requirements may arise due to technological or market changes or based on cancellation of an order. In order to accurately reflect the value of inventory, the Company wrote down inventory for obsolete and excess inventory, and accrued reserves of $2,028 and $1,495 as of September 30, 2024 and 2023.
G.PROPERTY, PLANT AND EQUIPMENT
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
The Company’s property, plant and equipment assets by major asset class at September 30 consist of:

	2024	2023
Property, plant and equipment:
Land	$469	$469
Buildings	13,514	13,514
Machinery and equipment	74,497	79,853
Total property, plant and equipment	88,480	93,836
Less: Accumulated depreciation	62,219	64,369
Property, plant and equipment, net	$26,261	$29,467
Depreciation expense was $4,784 and $4,998 in fiscal 2024 and 2023, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
H.LONG-LIVED ASSET IMPAIRMENT
The Company reviews the carrying value of its long-lived assets (“asset groups”), when events and circumstances indicate a triggering event has occurred. A triggering event is a change in circumstances that indicates the carrying value of the asset group may not be recoverable. This review is performed using estimates of future undiscounted cash flows, which include proceeds from disposal of assets. Under the Accounting Standard Codification (“ASC”) 360 (“Topic 360”), if the carrying value of a long-lived asset is greater than the estimated undiscounted future cash flows, then the long-lived asset is considered impaired and an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.
Fiscal 2024 and 2023
The Company continuously monitors potential triggering events to determine if further testing is necessary. In the first, second, third and fourth quarters of both fiscal 2024 and 2023, the Company evaluated triggering events. In the third quarter of fiscal 2024, certain qualitative factors, including operating results, at the Orange location, triggered a recoverability test. The results indicated that the long-lived assets were recoverable and did not require further review for impairment. The Company did not identify any indicators that the asset groups might be impaired in any of the other quarters assessed during fiscal 2024 and 2023.
I.GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 4 — Goodwill and Intangibles Assets, for further discussion of the July 31, 2024 and 2023 annual impairment test results. The Company monitors for triggering events outside of the annual impairment assessment date, and no potential triggers were identified through September 30, 2024.
Intangible assets consist of identifiable intangibles acquired or recognized in the accounting for the acquisition of a business and include such items as a trade name, a non-compete agreement, below market lease, customer relationships and order backlog. Intangible assets are amortized over their useful lives ranging from one year to ten years. Identifiable intangible assets assessment for impairment is evaluated when events and circumstances warrant such a review.
J.NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. Due to the net loss in the reporting period, no restricted shares and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In the prior period, net loss per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method. The dilutive effect is as follows:

	September 30,
	2024	2023
Loss from continuing operations	$(8,626)	(10,519)
Income from discontinued operations, net of tax	3,243	1,827
Net loss	$(5,383)	$(8,692)

Weighted-average common shares outstanding (basic and diluted)	5,996	5,929

Net earnings (loss) per share – basic and diluted:
Continuing operations	$(1.44)	$(1.77)
Discontinued operations	0.54	0.30
Net loss per share	$(0.90)	$(1.47)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	238	202

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
K.REVENUE RECOGNITION
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
Revenue is recognized when performance obligations under the terms of the contract with a customer of the Company are satisfied. A portion of the Company’s contracts are from purchase orders (“PO’s”), which continue to be recognized as of a point in time when products are shipped from the Company’s manufacturing facilities or at a later time when control of the products transfers to the customer. Under the revenue standard, the Company recognizes certain revenue over time as it satisfies the performance obligations because the conditions of transfer of control to the applicable customer are as follows:
•Certain military contracts, which relate to the provisions of specialized or unique goods to the U.S. government with no alternative use, include provisions within the contract that are subject to the Federal Acquisition Regulation (“FAR”). The FAR provision allows the customer to unilaterally terminate the contract for convenience and requires the customer to pay the Company for costs incurred plus reasonable profit margin and take control of any work in process.
•For certain commercial contracts involving customer-specific products with no alternative use, the contract may fall under the FAR clause provisions noted above for military contracts or may include certain provisions within their contract that the customer controls the work in process based on contractual termination clauses or restrictions of the Company’s use of the product and the Company possesses a right to payment for work performed to date plus reasonable profit margin.
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
The Company elected a practical expedient under Topic 606 to not adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good to a customer and when the customer pays for that good will be one year or less. Finally, the Company’s policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in cost of goods sold when control of the related products has transferred to the customer.
Contracts are occasionally modified to account for changes in contract specifications, requirements, and pricing. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Substantially all of the Company’s contract modifications are for goods that are distinct from the existing contract. Therefore, the effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates is generally recognized on a prospective basis.
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
L.LEASES
The leasing standard requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability on the consolidated balance sheet, with the exception of short-term leases. The Company primarily leases its manufacturing buildings, specifically at its Orange location, as well as certain machinery and office equipment. The Company determines if a contract contains a lease based on whether the contract conveys the right to control the use of identified assets for a period in exchange for consideration. Upon identification and commencement of a lease, the Company establishes a ROU asset and a lease liability. Operating leases are included in ROU assets, short-term operating lease liabilities, and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant, and equipment, current maturities of long-term debt and long-term debt on the consolidated balance sheets.
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
M.EMPLOYEE RETENTION CREDIT
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Employee Retention Credit (“ERC”) is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company, with reasonably assured qualification, submitted and received approval for refunds under the ERC program.
As no authoritative guidance exists under U.S. GAAP for reporting ERCs, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance which permits the recording and presentation of either the gross amount as other income or netting the credit against related expense. For the year ended September 30, 2024, there was no income or expense recorded. In the same periods of the prior year, the Company recorded a gross benefit of $1,772, which represented $1,688 claimed as refund and $84 in interest income. The ERC was recognized as a reduction in other manufacturing and selling, general and administrative expenses and allocated to the financial statement categories from which the payroll taxes were originally incurred. The Company recorded benefits to cost of goods sold of $1,452, selling, general and administrative expense of $236 and interest income $84, respectively, and recorded selling, general and administrative expense of $354 for professional fees related to the tax credit in the consolidated statements of operations during the year ended September 30, 2023.
N.IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and subsequent updates. ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
replaces the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. However, in November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Loss (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842),” which defers the effective date for public filers that qualify as a smaller reporting company (“SRC”), as defined by the Securities and Exchange Commission, to fiscal years after December 15, 2022, including interim periods within those fiscal years. Because SIFCO is considered a SRC, this ASU is effective for the Company beginning October 1, 2023. The effect of adopting this ASU did not have an impact to the Company's results within the consolidated statements of operations and financial condition.
O.IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company does not anticipate the adoption of ASU 2023-07 to have a significant impact on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-01 “Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. The amendments in ASU 2024-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company is currently assessing the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires both interim and annual disclosures pertaining to expense captions on the face of the income statement within continuing operations containing the following amounts: (i) purchases of inventory, (ii) employee compensation, (iii)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. This disaggregated information will be required to be disclosed with other disaggregated amounts under other U.S. GAAP guidance, such as revenue and income taxes. Additionally, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and total selling expenses and a definition of such costs (in annual reporting periods only) should be disclosed. More granular information about cost of sales and selling, general, and administrative expenses (SG&A) would assist a reader of the Company's consolidated financial statements in better understanding an entity’s cost structure and forecasting future cash flows. While early adoption is permitted, the amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this standard on our consolidated financial statements and related disclosures.
P.USE OF ESTIMATES
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
Q.RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. Research and development expenses were nominal in fiscal 2024 and 2023.
R.DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.
S.ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2024	2023
Foreign currency translation adjustment, net of income tax	$(5,554)	$(5,928)
Net retirement plan liability adjustment, net of income tax	163	(741)
Interest rate swap agreement, net of income tax	2	9
Total accumulated other comprehensive loss	$(5,389)	$(6,660)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive loss, net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2022	(6,196)	(2,509)	12	(8,693)
Other comprehensive (loss) income before reclassifications	268	1,341	(3)	1,606
Amounts reclassified from accumulated other comprehensive loss	—	427	—	427
Net current-period other comprehensive (loss) income	268	1,768	(3)	2,033
Balance at September 30, 2023	(5,928)	(741)	9	(6,660)
Other comprehensive income (loss) before reclassifications	374	701	(7)	1,068
Amounts reclassified from accumulated other comprehensive loss	—	203	—	203
Net current-period other comprehensive income (loss)	374	904	(7)	1,271
Balance at September 30, 2024	$(5,554)	$163	$2	$(5,389)
The following table reflects the changes in accumulated other comprehensive loss related to the Company for September 30, 2024 and 2023:

	Amount reclassified from accumulated other comprehensive loss
Details about accumulated other comprehensive loss components	2024	2023	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Net actuarial gain	$844	$1,660	(1)
Settlements/curtailments	60	108	(1)
	904	1,768	Total before taxes
	—	—	Income tax expense
	$904	$1,768	Net of taxes
(1)    These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 9 — Retirement Benefit Plans for further discussion.
T.INCOME TAXES
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
The Company evaluates for uncertain tax positions taken at each balance sheet date. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest cumulative benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy for interest and/or penalties related to underpayments of income taxes is to include interest and penalties in tax expenses.
The Company maintains a valuation allowance against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are recorded in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. In assessing all available positive and negative evidence available as of the fourth quarter of fiscal 2024, based on the weight of positive evidence, primarily related to the cumulative income position, the Company has concluded that it is more-likely-than-not that the deferred tax assets for CBlade will be realized. Accordingly, valuation allowance of approximately $700 was fully released during the fourth quarter of fiscal 2024 and is reflected as a component of income from discontinued operations.
The Tax Cut and Jobs Act (the “Act”) includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein minimum taxes are imposed on foreign income in excess of a deemed return on the tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate. GILTI was effective for the Company starting in fiscal 2019. The Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules.
U.FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities
Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3 - Unobservable inputs that are not corroborated by market data
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of debt is considered to approximate the fair value based on the borrowing rates currently available to us for loans with similar terms and maturities. Fair value measurements of non-financial assets and non-financial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analysis, the valuation of acquired intangibles and in the valuation of assets held for sale. Goodwill and intangible assets are valued using Level 3 inputs. Defined benefit plans can be valued using Level 1, Level 2, Level 3 or a combination of Level 1, 2 and 3 inputs. See Note 9 — Retirement Benefit Plans for further discussion.
V.SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based compensation includes expense related to restricted shares and performance shares issued under the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan”). The Company recognizes share-based compensation within selling, general, and administrative expense and adjusts for any forfeitures as they occur.
W.GOING CONCERN
In accordance with ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”)”, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether its plans that are not yet fully implemented are probable of both being implemented and effective in alleviating that doubt. In the event substantial doubt is raised, disclosures in the notes to the consolidated financial statements of management’s plans and management’s conclusion as to whether the substantial doubt exists or has been alleviated are required. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The Company had debt maturing in October 2024. As a result of this condition, there was substantial doubt about the Company’s ability to continue as a going concern during fiscal 2024. During much of fiscal 2024, the Company evaluated available financial alternatives, including obtaining acceptable alternative financing.
In the fourth quarter of 2024, the Company received approval from the Board of Directors to: (i) sell its equity interests in CBlade for cash consideration (net of outstanding debt) and (ii) execute an alternative financing arrangement with an identified lender. In October 2024, the Company obtained the additional financing and repaid the outstanding balances due under its Credit Agreements. Additionally, the Company completed the sale of CBlade for cash consideration. As a result of these efforts and due to expected cash flows from operations based on order backlog over the next twelve months, the substantial doubt about the Company’s ability to continue as a going concern was resolved as of the date of issuance of these consolidated financial statements. See Note 2 — Assets Held for Sale and Discontinued Operations, Note 6 — Debt, and Note 15 — Subsequent Events.
X.RECLASSIFICATIONS
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. In fiscal 2024, the Company revised its classification within the consolidated balance sheets by moving a prior year amount for contract liabilities from accrued liabilities to contract liabilities to conform to current period presentation. Additionally, the Company revised its classification within the consolidated statements of cash flows by moving the prior year amount related to contract liabilities from other accrued liabilities to conform to current period presentation.
2.Assets Held for Sale and Discontinued Operations
The Company committed to the plan to sell CBlade in August 2024 in order to streamline operational synergies and refocus on its core aerospace forging entities. On August 1, 2024, the Company’s Board of Directors approved, and management executed a share purchase agreement (the “SPA”), under which SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into an agreement to sell 100% of the share capital of CBlade, to TB2 S.r.l. (the “Buyer”) totaling an enterprise value of €20,000, less debt, for cash consideration of €13,800 in net equity value at closing, subject to adjustments for changes in working capital and certain other items.(the “CBlade Sale”). The Company determined that CBlade met the criteria for classification as assets held for sale upon the aforementioned events. Based on the asset held for sale classification and the significance of the disposed operations (i.e., strategic shift), CBlade represented discontinued operations as of September 30, 2024.
In October 2024, upon regulatory approval, the Company completed the sale of CBlade and received cash consideration of approximately $14,938. The Company does not expect to have any significant continuing involvement with CBlade after the sale.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The principal components of the assets and liabilities held for sale for the periods presented were as follows:

	September 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,009	$347
Short-term investments	1,114	—
Receivables, net	6,259	4,558
Inventories, net	6,185	4,305
Prepaid expenses and other current assets	1,400	338
Total current assets	15,967	9,548
Property, plant and equipment, net	6,625	6,820
Operating lease right-of-use assets, net	113	159
Intangible assets, net	126	278
Other assets	—	1
Total assets held for sale	$22,831	$16,806
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,843	$3,446
Short-term operating lease liabilities	40	51
Accounts payable	2,770	2,473
Accrued liabilities	3,405	2,691
Total current liabilities	10,058	8,661
Long-term debt, net	3,536	2,466
Long-term operating lease liabilities	71	105
Deferred income taxes, net	1	—
Pension liability	282	313
Total liabilities held for sale	$13,948	$11,545

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
A summary of the operating results for the discontinued operations is as follows:

	Years Ended September 30,
	2024	2023
Net sales	$24,705	$20,955
Cost of sales	18,868	16,770
Depreciation and amortization	1,227	1,333
Interest expense net	507	351
Income from discontinued operations before income tax provision	3,132	1,971
Income tax (benefit) expense	(111)	144
Income from discontinued operations, net of tax	$3,243	$1,827
A summary of the cash flows for the discontinued operations is as follows:

	Years Ended September 30,
	2024	2023
Net cash provided by operating activities from discontinued operations	$1,373	$2,397
Net cash used in investing activities from discontinued operations	(1,411)	(1,317)
Net cash provided by (used for) financing activities of discontinued operations	1,081	(2,000)
Effects of exchange rate changes on cash and cash equivalents	(381)	110
3.Inventories, net
Inventories at September 30 consist of:

	2024	2023
Raw materials and supplies	$1,044	$944
Work-in-process	3,419	1,977
Finished goods	1,767	1,626
Total inventories	$6,230	$4,547
If the FIFO method had been used for the entire Company, inventories would have been $10,496 and $9,634 higher than reported at September 30, 2024 and 2023, respectively. LIFO expense was $862 in fiscal 2024 and benefit of $305 in fiscal 2023.
Results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of $610 and $1,476 during fiscal 2024 and 2023, respectively. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.
The allocation of production costs to inventory are based on a normal range of capacity in production. The amount of cost allocated to each unit of production is not increased as a consequence of low production or idle capacity. As a result, the Company recorded idle cost of $1,412 and $2,149 for the years ended September 30, 2024 and 2023, respectively.
4.Goodwill and Intangible Assets
With the sale of CBlade and its presentation as assets held for sale, the Company had no unamortized intangible assets at September 30, 2024 and 2023.
The amortization expense on identifiable intangible assets for fiscal 2024 and 2023 was nil and $73, respectively.
Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment in the fourth fiscal quarter, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results.

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
2024 and 2023 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2024 and 2023, respectively, for the Cleveland, Ohio (“Cleveland”) reporting unit, which is the only reporting unit that carries goodwill. Results determined that the fair value of the reporting unit exceeded the carrying value at each assessment date. As a result, no impairment was required as of September 30, 2024 and 2023, respectively.
Goodwill is deductible for tax purposes. As of September 30, 2024 and 2023, the Company had goodwill of $3,493, and no changes in the balance occurred during the respective fiscal years.
5.Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2024	2023
Accrued employee compensation and benefits	$1,407	$985
Accrued workers’ compensation	303	648
Other accrued liabilities (related party — $880 and nil, respectively)	2,905	1,709
Total accrued liabilities	$4,615	$3,342
6.Debt
Debt at September 30 consists of:

	2024	2023
Revolving credit agreement	$20,142	$16,289
Promissory note — related party	3,510	—
Other, net of unamortized debt issuance cost $0 and $9	353	374
Total debt	24,005	16,663

Less – current maturities	(24,005)	(16,663)
Total long-term debt	$—	$—
As of September 30, 2024, all outstanding debt is due within the next year.
Credit Agreement and Security Agreement
The Company’s asset-based Credit Agreement (as amended, the “Credit Agreement”), Security Agreement (“Security Agreement”) and Export Credit Agreement (as amended, the “Export Credit Agreement”) are secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries.
The Credit Agreement (as amended by Seventh Amendment (the “Seventh Amendment”) described below), consists of a senior secured revolving credit facility with a maximum borrowing of $23,000. The revolving commitment through the Export Credit which lends amounts to the Company on foreign receivables is $7,000. The Credit Agreement and the Export Agreement were amended on August 9, 2023, when the Company and certain of its subsidiaries (collectively, the “borrowers”) entered into the Seventh Amendment to the Credit Agreement and the Third Amendment (the “Third Amendment”) to the Export Credit Agreement, in each case, with JPMorgan Chase Bank, N.A., a national banking association, (the “Lender”). The combined maximum borrowings was reduced to $30,000 (from $35,000); and the maximum borrowing under the Credit Agreement was decreased to $23,000 (from $28,000) and the revolving commitment through the Export Agreement remained unchanged at

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
$7,000. The Seventh Amendment amends the Credit Agreement to, among other things, (i) advanced the loan maturity date to December 31, 2023; (ii) provided a waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023; (iv) the aggregate outstanding principal balance of the Revolving Exposure under the ABL Credit Agreement and Export Revolving Loan may not at any time exceed the lesser of Revolving Commitment, less the Availability Block, if applicable, the Borrowing Base, and in combination with the Export Revolving Loan under the Export Credit Agreement to $18,000 through September 30, 2023 and $19,000 thereafter; (v) the Reserves under the Borrowing Base in the ABL Credit Agreement were reduced to $1,500 through September 30, 2023 and $2,000 thereafter. The Third Amendment amends the Export Credit Agreement to (i) modified the loan maturity date to December 31, 2023 and (ii) provided waiver of Existing Defaults and concludes the forbearance period as described under the Forbearance Agreement dated April 28, 2023. Lender’s agreement was subject to satisfaction of certain post-closing deliverables, including: (i) one or more proposed term sheets which provide for the refinancing of all of the Obligations, in each case in an amount sufficient to repay the Obligations in full, by no later than September 19, 2023; (ii) a Confidential Information Memorandum (“CIM”), by no later than September 20, 2023; and (iii) a duly executed term sheet providing for the refinancing of all of the Obligations in an amount sufficient to repay the Obligations in full, by no later than October 8, 2023.
The Credit Agreement contains affirmative and negative covenants and events of defaults. Prior to the Seventh Amendment, the Credit Agreement required the Company to maintain a fixed charge coverage ratio (“FCCR”) to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless (i) a default has occurred and is continuing, (ii) when the combined availability was less than or equal to the greater of (x) 10% of the lesser of the combined commitments or (y) 10% of the combined borrowing base, and $2,000, for three or more business days in any consecutive 30 day period. However, the Seventh Amendment provides that the Company will not permit the fixed charge coverage ratio to be less than 1.1 to 1.0 as of the last day of any calendar month; provided that the fixed charge coverage ratio will not be tested unless availability falls below the Reserves under the Borrowing Base in the ABL Credit Agreement of $1,500.
On November 8, 2023, the Company entered into the Eighth Amendment to the Credit Agreement (the “Eighth Amendment”) with its Lender. The Eighth Amendment, among other things, reduced the Reserves under the Borrowing Base in the Credit Agreement to $1,500, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion.
On December 21, 2023, the Company entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement and the Fourth Amendment (the “Fourth Amendment”) to the Export Credit Agreement with its lender. The Ninth Amendment amends the Credit Agreement to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) of the Subordinated Loan Documents, and the receipt by borrowers of $3,000 in immediately available funds on the Ninth Amendment Effective Date; (ii) delay the maturity date from December 31, 2023 to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement; (iii) reduce the Revolving Commitment to $19,000 from $23,000; (iv) modify the definition of Borrowing Base to mean, at any time, the sum of (a) 85% of Eligible Accounts at such time, plus (b) the lesser of (1) 70% of Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time and (2) the product of 85% multiplied by the NOLV Percentage identified in the most recent inventory appraisal ordered by the Lender multiplied by Eligible Inventory, valued at the lower of cost or market value, determined on a first-in-first-out basis, at such time, minus (c) Reserves of $1,500, increasing on the first day of each month by $250, commencing on May 1, 2024 and continuing until (and including) August 1, 2024, or such lesser amount, if any, as may be agreed upon in writing by the Lender in its sole discretion (which may be by email from the Lender), plus (d) the PP&E Component; (v) modify the Applicable Margin schedule to reflect the following applicable rates: 2.75% (CBFR REVSOFR30), 0.25% (CBFR Spread (CB Floating Rate)), 2.75% (SOFR Spread), and 0.50% (Commitment Fee Rate); and (vi) amend and restate subsection (l) of the Reporting Schedule to require, by the 17th day of every month, the delivery of a rolling 13 week cash flow forecast in form acceptable to Lender, which must include a projected to actual results comparison for the week then ended and on a cumulative basis from the beginning of the cash flow forecast. The Fourth Amendment of the Export Credit Agreement, to, among other things, to: (i) reflect the incurrence by borrowers of the Subordinated Loan and the execution and delivery by borrowers, the Lender and Silk of the Subordinated Loan Documents, and the receipt by borrowers of $3.0 million in immediately available funds on the Ninth Amendment Effective Date; and (ii) delay the maturity date to October 4, 2024, or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms thereof.
The Company entered into the Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement and the Fifth Amendment (the “Fifth Amendment") to the Export Credit Agreement with its lender on May 21, 2024. The Tenth and Fifth Amendments amend the Credit Agreement and the Export Credit Agreement to, among other things, to: (i) increase the Revolving Commitment, less the Availability Block, if applicable, (y) the Borrowing Base, and (z) in combination with the Export

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Revolving Loans under the Export Credit Agreement, (i) $18,000 through September 30, 2023, (ii) $19,000 from and including October 1, 2023 through May 14, 2024, and (iii) $22,000 thereafter until, and reducing to zero and terminating on, the maturity date; (ii) modify the definition of Borrowing Base Reserves to $1,500 or such other amount, if any, as may be determined in writing by the Lender in its Permitted Discretion (which may be by email from the Lender); and (iii) required the execution and delivery of the First Amendment of the Silk Guaranty discussed below.
On September 30, 2024, the Company entered into the Eleventh Amendment (the “Eleventh Amendment”) to the Credit Agreement and the Sixth Amendment (the “Sixth Amendment”) to the Export Credit Agreement, in each case, with the Lender. The Eleventh Amendment and the Sixth Amendment amend the Credit Agreement and the Export Credit Agreement, respectively, to delay the maturity date from October 4, 2024 (or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement) to November 6, 2024 or any earlier date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement or under the Ex-Im Bank Documents. In consideration for the amendments, the Company paid: (a) an amendment fee to the Lender in an amount equal to $6 and (b) a fee to the Export-Import Bank of the United States of America in an amount equal to $5.
The total collateral as of September 30, 2024 and 2023 was $24,293 and $21,089, respectively, and the revolving commitment was $26,000 and $30,000, respectively. Total availability at September 30, 2024 and 2023 was $2,055 and $2,830, respectively, which exceeds both the collateral and total commitment threshold. The Credit Agreement contains affirmative and negative covenants and events of default. Since the availability exceeded the $1,500 reserve minimum as of September 30, 2024 and 2023, no covenant calculations were required. The Company had a letter of credit balance of $1,970 as of September 30, 2024 and 2023, respectively.
The revolving credit agreement (or “revolver”), as amended, has a rate based on SOFR plus a 2.75% spread, which was 8.1% at September 30, 2024 and a rate based on SOFR plus a 2.25% spread, which was 7.7% at September 30, 2023. The Export Credit Agreement as amended has a rate based on SOFR plus a 2.25% spread, which was 7.6% at September 30, 2024 and a rate based on SOFR plus a 1.75% spread, which was 7.2% at September 30, 2023. The Company also has a commitment fee of 0.50% under the Credit Agreement as amended to be incurred on the unused balance of the revolver.
Subordinated Promissory Note and Guarantee
The Company, in connection with and as a condition to the agreement by JPMorgan Chase Bank, N.A. to consummate the transactions contemplated by the Ninth Amendment and the Fourth Amendment, incurred a secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000 (the “Subordinated Loan”) on the terms and subject to the conditions of a Subordinated Secured Promissory Note (the “Subordinated Promissory Note”). The obligations of borrowers under the Subordinated Loan mature on October 4, 2024. Interest accrues on the then-outstanding principal amount at a rate of 14% per annum and shall be paid in kind (and not in cash) by capitalization as additional principal (“PIK Interest”) each six-month period after the date hereof in arrears. As of September 30, 2024, the Company accrued PIK Interest in the amount of $360, which was included in the principal balance of the Subordinated Promissory Note. The Company agreed to pay to Mr. Silk a fully earned and non-refundable fee in an amount equal to $150, which fee shall be due and payable in full on, and subject to the occurrence of the maturity date or such earlier date on which the Company’s obligations under the Subordinated Promissory Note are accelerated pursuant to the terms thereof. Borrower’s obligations under the Subordinated Promissory Note are secured by a first priority lien, subject to any liens granted to Lender as described in the Subordination Agreement, on all of borrowers’ accounts, deposit accounts, contract rights, documents, equipment, general intangibles, instruments, inventory, investment property, commercial tort claims, all other goods and personal property whether tangible or intangible and wherever located, and all proceeds of the foregoing.
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
The Tenth Amendment was subject to the execution and delivery of the First Amendment of the Guaranty and an amendment to the Fee Letter, which required the borrowers to pay Silk an incremental fee of $120 in consideration for his agreement to execute and deliver the First Amendment to the Guaranty. Guaranty fees were included in the consolidated balance sheets as a deferred charge in accrued liabilities and become due and payable on the maturity date.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
In connection with and as a condition to the effectiveness of the Eleventh Amendment and the Sixth Amendment, the Company on September 30, 2024 entered into the First Amendment to the Subordinated Loan (the “First Amendment to Subordination Agreement”) and the First Amendment to the Subordinated Promissory Note (the “First Amendment to Subordinated Promissory Note”) to delay the maturity date of the obligations of the borrowers thereunder to the earlier of (a) November 6, 2024 and (b) the date on which the Revolving Commitment is reduced to zero or otherwise terminated pursuant to the terms of the Credit Agreement, unless accelerated upon the occurrence of an event of default specified therein. Refer to See Note 14 — Related Party Transactions.
See Note 15 — Subsequent Event for information related to the refinancing arrangement, including the repayment and termination of the Credit Agreement, Security Agreement and Export Credit Agreement in October 2024.
Debt issuance costs
The Company incurred new debt issuance costs of $117 in the first quarter of fiscal 2024 as it pertains to the new amendments entered into, which are included in the consolidated condensed balance sheet as a deferred charge in other current assets, net of amortization of $117 and fully amortized as of September 30, 2024. The Company previously had debt issuance costs of $87, which are included in the consolidated balance sheets as a deferred charge in other current assets, net of amortization of $78 at September 30, 2023. These debt issuance costs were fully amortized, and the Company recognized new debt issuance costs of $461 as of September 30, 2024.
Other
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1%. As of September 30, 2024 and 2023, the Company had outstanding balances under the ED Loan of $133 and $194, respectively.
Beginning on October 1, 2019, FirstEnergy invoiced the Company on a quarterly basis and payments were made accordingly. However, in light of recent difficulties experienced by FirstEnergy, the Company has not received invoices (or other requests for payment) since its October 2023 payment, and all attempts at correspondence with FirstEnergy have gone unanswered. Due to the lack of communication with the lender, the Company has been unable to make the remaining three installment payments and consider the outstanding balance a potential contingent cash payment under the ED Loan until a formal letter of forgiveness or other determination is received. The Company will continue efforts to resolve this obligation in the near future. While we expect to meet the standards for full forgiveness of the ED Loan, there is no assurance that we will be granted such forgiveness.
City of Cleveland
In May 2019, the Company entered into a vacant property initiative loan agreement with the City of Cleveland in the amount of $180 at an annual interest rate of 3.56% to construct a die storage building near our Cleveland, OH facility (the “VPI Loan”). The VPI Loan matures in five years with a final balloon payment of all outstanding principal and interest and is forgivable in full contingent upon the Company creating a minimum number of new jobs and maintaining minimum employment levels during the term of the loan. As of September 30, 2024 and 2023, the Company had amounts outstanding under the VPI Loan of $220 and $180, respectively.
Due to the effects of the worldwide pandemic, the Company experienced declines in demand for its products and sales, which hindered the Company's ability to grow its workforce and maintain it at or above the required levels. The Company is currently in discussions with the City of Cleveland for forgiveness of the VPI Loan under extenuating circumstances beyond the Company's control. Until a final determination is made by the City of Cleveland, the Company has not made payments on the VPI Loan, which may become payable in full if forgiveness is not approved. The Company will continue efforts to resolve this obligation in the near future. While we expect to meet the standards for full forgiveness of the VPI Loan, there is no assurance that we will be granted such forgiveness.
7.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The following table represents a breakout of total revenue by customer type:

	Years Ended September 30,
	2024	2023
Commercial revenue	$41,759	$27,403
Military revenue	37,874	38,664
Total	$79,633	$66,067

The following table represents revenue by the various components:

	Years Ended September 30,
	2024	2023
Aerospace components for:
Fixed wing aircraft	$41,847	$40,094
Rotorcraft	17,255	16,369
Commercial space	13,200	4,557
Energy components for power generation units	1,821	2,078
Commercial products and other revenue	5,510	2,969
Total	$79,633	$66,067
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregating revenue information provided above, approximately 54% and 61% of total net sales as of September 30, 2024 and 2023, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
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
The following table contains a roll forward of contract assets and contract liabilities for the years ended September 30, 2024 and 2023:

Contract assets - Ending balance, September 30, 2022	$10,172
Additional revenue recognized over-time	40,265
Less amounts billed to the customers	(40,346)
Contract assets - Ending balance, September 30, 2023	$10,091
Additional revenue recognized over-time	42,697
Less amounts billed to the customers	(42,043)
Contract assets - Ending balance, September 30, 2024	$10,745

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2022	$(154)
Payments received in advance of performance obligations	(1,545)
Performance obligations satisfied	968
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2023	$(731)
Payments received in advance of performance obligations	(5,737)
Performance obligations satisfied	3,589
Contract liabilities (included within Accrued liabilities) - Ending balance, September 30, 2024	$(2,879)
Accounts receivable, net were $17,272, $15,638, $11,788 as of September 30, 2024, 2023, and 2022, respectively. There were no impairment losses recorded on contract assets during the years ended September 30, 2024 and 2023.
Remaining performance obligations
As of September 30, 2024 and 2023, the Company has $85,019 and $70,911, respectively, of remaining performance obligations, the majority of which are anticipated to be completed within the next twelve months.
8.Income Taxes
The components of loss before income tax provision are as follows:

	Years Ended September 30,
	2024	2023
U.S.	$(8,309)	$(10,259)
Non-U.S.	(280)	(244)
Loss before income tax provision	$(8,589)	$(10,503)
Income tax provision consists of the following:

	Years Ended September 30,
	2024	2023
Current income tax provision (benefit):
U.S. federal	$70	$—
U.S. state and local	1	1
Non-U.S.	(46)	1
Total current tax provision	25	2
Deferred income tax provision:
U.S. federal	10	11
U.S. state and local	2	3
Non-U.S.	—	—
Total deferred tax provision	12	14
Income tax provision	$37	$16

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2024	2023
Loss before income tax provision	$(8,589)	$(10,503)

Income tax benefit at U.S. federal statutory rates	(1,804)	(2,206)
Tax effect of:
Foreign rate differential	(4)	46
Permanent items	59	36
State and local income taxes	4	5
Federal tax credits	(241)	(179)
Valuation allowance	1,943	2,303
Other	80	11
Income tax provision	$37	$16
Deferred tax assets and liabilities at September 30 consist of the following:

	2024	2023
Deferred tax assets:
Net U.S. operating loss carryforwards	$9,407	$8,175
Net non-U.S. operating loss carryforwards	629	613
Employee benefits	849	1,088
Inventory reserves	—	11
Allowance for credit losses	28	57
Intangibles	296	837
Foreign tax credits	1,724	1,724
Other tax credits	2,175	1,882
Other	1,908	1,079
Total deferred tax assets	$17,016	$15,466
Deferred tax liabilities:
Depreciation	(5,308)	(6,066)
Inventory reserves	(573)	—
Prepaid expenses	(338)	(355)
Other	(51)	(75)
Total deferred tax liabilities	$(6,270)	$(6,496)
Net deferred tax assets	10,746	8,970
Valuation allowance	(10,900)	(9,112)
Net deferred tax liabilities	$(154)	$(142)

At September 30, 2024, the Company has a non-U.S. tax loss carryforward of approximately $5,458 related to the Company’s non-operating subsidiary. The Company’s non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The non-operating and Italian tax loss carryforwards do not expire.
The Company has $1,724 of foreign tax credit carryforwards that are subject to expiration in fiscal 2025-2028, $1,998 of U.S. general business tax credits that are subject to expiration in 2035-2043, $2,684 of interest expense carryforward that do not expire, and $36,932 of U.S. Federal tax loss carryforwards with $9,107 subject to expiration in fiscal 2037 and $27,825 that do

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, interest expense carryforward, and U.S. Federal tax loss carryforwards. The valuation allowance increased during fiscal 2024 related to $2,000 in amounts charged to expense less $212 of reductions charged to other accounts. The valuation allowance increased during fiscal 2023 related to $2,534 in amounts charged to expense less $399 of reductions charged to other accounts.
In addition, the Company has $178 of U.S. state tax credit carryforwards subject to expiration in fiscal 2025 and $33,418 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2026-2044. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2024 and 2023. If recognized, $22 of the fiscal 2024 uncertain tax positions would impact the effective tax rate. As of September 30, 2024, the Company had accrued interest of $18 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

	2024	2023
Balance at beginning of year	$22	$22
Decrease due to lapse of statute of limitations	—	—
Balance at end of year	$22	$22
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2021, state and local income tax examinations for fiscal years prior to 2018, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2008.
The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. As of September 30, 2024, the Company’s non-U.S. subsidiaries had accumulated deficits of approximately $4,824. In October 2024, the Company sold 100% of the share capital of CBlade for cash consideration. No material tax impact is anticipated from the sale.
9.Retirement Benefit Plans
Defined Benefit Plans
The Company and certain of its subsidiaries sponsor three defined benefit pension plans covering some of its employees. The Company’s funding policy for its defined benefit pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. One of the defined benefit pension plans covers non-union employees of the Company’s U.S. operations who were hired prior to March 1, 2003. Benefit accruals ceased in March 2003. A second defined benefit plan covered employees at a business location that closed in December 2013, at which time benefits accruals ceased. The third defined pension plan covers one of the Company’s union groups at the Cleveland location. Benefits accruals under this plan ceased in March 2020, when the then-current union disclaimed all interest in the bargaining unit. Curtailment occurred; however, there was no impact to consolidated financial statements. A new union was certified and the collective bargaining agreement was finalized in December 2021, at which time it was agreed that the defined benefit plan would be frozen and retirement benefits are to be provided through a defined contribution plan.
The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consist of the following:

	Years Ended September 30,
	2024	2023
Service cost	$181	$24
Interest cost	1,072	1,090
Expected return on plan assets	(1,046)	(1,101)
Amortization of net loss	143	319
Settlement cost	60	108
Net pension expense for defined benefit plans (non-operating expense)	$410	$440

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The status of all defined benefit pension plans at September 30 is as follows:

	2024	2023
Benefit obligations:
Benefit obligations at beginning of year	$20,345	$22,492
Service cost	181	24
Interest cost	1,072	1,090
Actuarial loss (gain)	1,313	(1,463)
Benefits paid	(2,023)	(1,798)
Benefit obligations at end of year	$20,888	$20,345
Plan assets:
Plan assets at beginning of year	$17,194	$17,937
Actual return on plan assets	3,076	979
Employer contributions	129	77
Benefits paid	(2,023)	(1,799)
Plan assets at end of year	$18,376	$17,194

Underfunded status at end of year	$(2,512)	$(3,151)
As shown within the above table, there was an increase in the benefit obligation of $542 to $20,888 at September 30, 2024 compared with $20,345 at September 30, 2023. The primary drivers that attributed to the change pertained to decrease in the discount rate used partially offset by asset returns.

	Plans in which Benefit Obligations Exceed Assets at September 30,
	2024	2023
Reconciliation of funded status:
Plan assets less than projected benefit obligations	$(2,512)	$(3,151)
Amounts recognized in accumulated other comprehensive loss:
Net loss	3,599	4,504
Net amount recognized in the consolidated balance sheets	$1,087	$1,353
Amounts recognized in the consolidated balance sheets are:
Accrued liabilities	(47)	(46)
Pension liability	(2,465)	(3,105)
Accumulated other comprehensive loss – pretax	3,599	4,504
Net amount recognized in the consolidated balance sheets	$1,087	$1,353
Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2024	2023
Discount rate for liabilities	4.8%	5.6%
Discount rate for expenses	5.7%	5.1%
Expected return on assets	6.2%	6.2%
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
The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2024 and 2023:

September 30, 2024	Asset Amount	Level 1
U.S. equity securities:
Large blend	$3,796	$3,796
Large growth	1,458	1,458
Mid blend	775	775
Small growth	633	633
Non-U.S. equity securities:
Foreign large blend	770	770
Diversified emerging markets	338	338
Global equity securities	702	702
U.S. debt securities:
Intermediate term bond	5,764	5,764
Multi-sector bond	3,697	3,697
Stable value:
Cash or money market	443	443
Total plan assets at fair value	$18,376	$18,376

September 30, 2023	Asset Amount	Level 1
U.S. equity securities:
Large value	$879	$879
Large blend	3,124	3,124
Large growth	1,060	1,060
Mid blend	599	599
Small blend	499	499
Non-U.S. equity securities:
Foreign large blend	615	615
Diversified emerging markets	272	272
Global equity securities	577	577
U.S. debt securities:
Intermediate term bond	5,676	5,676
High inflation bond	2,044	2,044
Stable value:
Short-term bonds	1,849	1,849
Total plan assets at fair value	$17,194	$17,194

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Changes in the fair value of the Company’s Level 3 investments during the years ending September 30, 2024 and 2023 were as follows:

	2024	2023
Balance at beginning of year	$—	$1,829
Actual return on plan assets	—	94
Purchases and sales of plan assets, net	—	(1,923)
Balance at end of year	$—	$—
Investment objectives relative to the assets of the Company’s defined benefit pension plans are to (i) optimize the long-term return on the plans’ assets while assuming an acceptable level of investment risk; (ii) maintain an appropriate diversification across asset categories and among investment managers; and (iii) maintain a careful monitoring of the risk level within each asset category. Asset allocation objectives are established to promote optimal expected returns and volatility characteristics given the long-term time horizon for fulfilling the obligations of the Company’s defined benefit pension plans. Selection of the appropriate asset allocation for the plans’ assets was based upon a review of the expected return and risk characteristics of each asset category in relation to the anticipated timing of future plan benefit payment obligations. The Company has a long-term objective for the allocation of plan assets. However, the Company realizes that actual allocations at any point in time will likely vary from this objective due principally to (i) the impact of market conditions on plan asset values and (ii) required cash contributions to and distribution from the plans. The “Asset Allocation Range” listed below anticipates these potential scenarios and provides flexibility for the plans’ investments to vary around the objective without triggering a reallocation of the assets, as noted by the following:

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2024	2023
U.S. equities	36%	36%	30% to 70%
Non-U.S. equities	10%	8%	0% to 20%
U.S. debt securities	52%	45%	20% to 70%
Non-U.S. debt securities	—%	—%	0% to10%
Other securities	2%	11%	0% to 60%
Total	100%	100%
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
The Company anticipates making approximately $275 in contributions to its defined benefit pension plans during fiscal 2025. The Company has carryover balances from previous periods that may be available for use as a credit to reduce the amount of contributions that the Company is required to make to certain of its defined benefit pension plans in fiscal 2025. The Company’s ability to elect to use such carryover balances will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements.
The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2025	$2,411
2026	1,725
2027	1,611
2028	1,574
2029	1,501
2030-2033	7,316

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Multi-Employer Plan
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
Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined contribution plan in fiscal 2024 and 2023 was $550 and $516, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2024 and 2023.
The Company sponsors two defined contribution plans for the Cleveland bargaining units that either withdrew from the multi-employer plan (union) pension plan or bargained to freeze the company-sponsored pension plan. Impacted employees were enrolled into one of two newly formed defined contribution plans. The Company makes a non-elective contribution equal to $1.50 or $1.25 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company’s non-elective contribution expense was $228 in fiscal 2024 and $222 in fiscal 2023.
10.Stock-Based Compensation
The Company has awarded performance and restricted shares under the Company’s 2007 Long-Term Incentive Plan (“2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan”). The aggregate number of shares that may be awarded by the Company under the 2016 Plan is 1,196 shares, less any shares previously awarded and subject to an adjustment for the forfeiture of any unvested shares. In addition, shares that may be awarded are subject to individual recipient award limitations. The shares awarded under the 2016 Plan may be made in multiple forms including stock options, stock appreciation rights, restricted or unrestricted stock, and performance related shares. Any such awards are exercisable no later than ten years from the date of grant.
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
With respect to such performance shares, compensation expense is being accrued based on the probability of meeting the performance target. The Company is not recognizing compensation expense for three tranches of awards as it has concluded it is not probable that the performance criteria for those awards will be met. During each future reporting period, such expense may be subject to adjustment based upon the Company’s financial performance, which impacts the number of shares that it expects to vest upon the completion of a performance period. The performance shares were valued at the closing market price of the Company’s common shares on the date of grant. The vesting of such shares is determined at the end of the performance period.
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
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 385 shares that remain available for award at September 30, 2024. If any of the outstanding share awards are ultimately earned and vest at

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was expense of $250 and $375 for fiscal 2024 and 2023, respectively. As of September 30, 2024, there was $179 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next year.
The following is a summary of activity related to performance and restricted shares:

	2024		2023
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	233	$4.65	305	$4.75
Restricted shares awarded	113	3.42	97	3.08
Restricted shares earned	(82)	3.62	(126)	3.85
Performance shares awarded	46	3.60	27	2.84
Awards forfeited	(125)	5.07	(70)	3.67
Outstanding at end of year	185	$3.81	233	$4.65
11.Leases
The components of lease expense were as follows:

	Years Ended September 30,
	2024	2023
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$7	$7
Operating lease expense	1,639	1,619
Variable lease cost	78	98
Total lease expense	$1,724	$1,724
The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2024	2023
Assets:
Finance lease assets	Property, plant and equipment, net	$4	$10
Operating lease assets	Operating lease right-of-use assets, net	13,326	14,221
Total lease assets		$13,330	$14,231

Current liabilities:
Operating lease liabilities	Short-term operating lease liabilities	879	818
Non-current liabilities:
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	13,035	13,915
Total lease liabilities		$13,914	$14,733

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Supplemental cash flow and other information related to leases were as follows:

	September 30, 2024	September 30, 2023
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,639	$1,619
Financing cash flows from finance leases	—	5

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years):
Operating leases	11.7	12.6
Weighted-average discount rate:
Operating leases	5.93%	5.93%
Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

Year ending September 30,	Operating Leases
2025	$1,652
2026	1,659
2027	1,680
2028	1,545
2029	1,488
Thereafter	11,247
Total lease payments	$19,271
Less: Imputed interest	(5,357)
Present value of lease liabilities	$13,914
12.Commitments and Contingencies
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
On December 30, 2022, the Company became aware of a cyber security issue involving unauthorized access to the Company’s system. The Company immediately began an investigation and engaged cyber security experts to assist with the assessment of the incident and to help determine what data was impacted. The Company’s investigation uncovered that the threat actor had gained access to certain areas of the Company’s systems on or about December 27, 2022. With the assistance of outside cyber security experts, the Company located and closed the unauthorized access to our systems and identified compromised information, and notified those impacted in accordance with state and federal requirements. The Company undertook a number of other measures to demonstrate our continued support and commitment to data privacy and protection and coordinated with law enforcement.
The Company maintains $3,000 of cybersecurity insurance coverage to limit our exposure to losses such as those related to the Cyber Incident. The Company recorded costs of $60 to other expense, net of $3,000 insurance recovery and $1,215 to selling, general and administrative expense during the year ended September 30, 2023, resulting in net IT incident costs of $1,275 during the year ended September 30, 2023. The Company received the $3,000 of insurance proceeds on February 20, 2023. The Company received credits totaling $627 of recoveries from a service provider during fiscal 2024. As of September 30, 2024 and 2023, the Company had $197 and $965, respectively, related to the Cyber Incident in accounts payable on the consolidated condensed balance sheets.
The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses associated with additional remediation measures. The Company will accrue these costs as incurred.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
13.Business Information
The Company identifies itself as one operating segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets.
Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 77% and 74% of consolidated net sales in fiscal 2024 and 2023, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2024 and 2023. Net sales to unaffiliated customers located in various European countries accounted for 8% and 9% of consolidated net sales in fiscal 2024 and 2023, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 8% and 9% of consolidated net sales in fiscal 2024 and 2023, respectively. Other North American countries represent 6% and 8% of consolidated net sales in fiscal 2024 and 2023, respectively.
All of the Company’s continuing operations and identifiable assets not held for sale are located within the United States.

	2024	2023
Long-Lived Assets
United States	$43,437	$47,549
At September 30, 2024, approximately 90 of the hourly plant personnel are represented by two separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio (unit 1)	May 15, 2025
Cleveland, Ohio (unit 2)	March 31, 2025
The Company is a party to collective bargaining agreements (“CBA”) with certain employees located in Cleveland, which has two bargaining units. The Company’s Cleveland bargaining unit 1 ratified its CBA in fiscal 2020. The second bargaining unit, under its new representative the International Brotherhood of Boilermakers, was ratified in fiscal 2022.
14.Related Party Transactions
On December 21, 2023, the Company entered into the Ninth Amendment to the Credit Agreement and Fourth Amendment to the Export Credit agreement with its lender incurring a secured subordinated loan from GHI, a California corporation owned and controlled by Mark J. Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000, and Mr. Silk delivered a personal guaranty in favor of the Company’s senior lender of certain Company indebtedness under the Credit Agreement and the Export Credit Agreement. As part of the Guaranty and Subordinated Promissory Note, the Company will pay GHI fees of $880 and $150, respectively. See Note 6 — Debt for further information.
15.Subsequent Events
The Company has evaluated subsequent events through December 23, 2024, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.
CBlade Sale
On October 15, 2024, the Company completed the sale of CBlade. Refer to Note 1 — Summary of Significant Accounting Policies and Note 2 — Assets Held for Sale and Discontinued Operations for more information.
Loan and Security Agreement
On October 17, 2024, Company and Quality Aluminum Forge, LLC, a wholly-owned subsidiary of the Company (“QAF”, and together with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) among the Company and QAF, as borrowers, Siena Lending Group LLC, as Lender (“Siena”), and each of the affiliates of the borrowers signatory to the Loan Agreement from time to time as guarantors.
The Loan Agreement provided for a three-year, senior secured revolving credit facility in an aggregate principal amount not to exceed $20,000 (the “Revolver”) and a term loan in the original principal amount of $3,000 (the “Term Loan”). The Loan Agreement also provided for a $2,500 letter of credit sub-facility (the “Letter of Credit Sub-facility,” and collectively with the Revolver and the Term Loan, the “New Credit Facility”). Proceeds of borrowings under the New Credit Facility were used to

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
refinance the Company’s Credit Agreement, Security Agreement, and Export Credit Agreement and was also available for working capital, capital expenditures and other general corporate purposes. As of the closing date, $12,578 was outstanding under the New Credit Facility.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 is payable on the closing date and $115 is payable on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the Maturity Date).
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the Adjusted Term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the Base Rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the Adjusted Term SOFR (or, if the base rate is applicable, 4.5% plus the Base Rate). Letters of credit issued under the Letter of Credit Sub-facility will have a fee equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit.
The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%.
Borrowings under the New Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement provides that the Company must maintain compliance with a minimum fixed charge coverage ratio, determined in accordance with the Loan Agreement. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type.
On October 17, 2024, proceeds from the Loan Agreement were used to repay the outstanding principal, including accrued PIK interest, and fees under the Guaranty and Subordinated Promissory Note with GHI.
16.Summarized Quarterly Results (unaudited)

	Fiscal 2024 Quarter Ended
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$15,474	$20,514	$21,987	$21,658
Gross profit	(545)	1,494	2,712	2,321

Loss from continuing operations	$(4,039)	$(2,030)	$(679)	$(1,878)
Income from discontinued operations, net of tax	617	440	751	1,435
Net (loss) income	$(3,422)	$(1,590)	$72	$(443)

Basic earnings (loss) per share:
Basic loss per share from continuing operations	$(0.67)	$(0.33)	$(0.11)	$(0.33)
Basic earnings per share from discontinued operations	0.10	0.07	0.12	0.25
Basic (loss) earnings per share	$(0.57)	$(0.26)	$0.01	$(0.08)
Diluted earnings (loss) per share:
Diluted loss per share from continuing operations	$(0.67)	$(0.33)	$(0.11)	$(0.33)
Diluted earnings per share from discontinued operations	0.10	0.07	0.12	0.25
Diluted (loss) earnings per share	$(0.57)	$(0.26)	$0.01	$(0.08)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	Fiscal 2023 Quarter Ended
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$17,294	$14,353	$15,391	$19,029
Gross profit	385	587	2,210	163

Loss from continuing operations	$(3,055)	$(3,237)	$(1,009)	$(3,218)
Income from discontinued operations, net of tax	466	870	375	116
Net loss	$(2,589)	$(2,367)	$(634)	$(3,102)

Basic earnings (loss) per share:
Basic loss per share from continuing operations	$(0.52)	$(0.55)	$(0.17)	$(0.53)
Basic earnings per share from discontinued operations	0.08	0.15	0.06	0.01
Basic (loss) earnings per share	$(0.44)	$(0.40)	$(0.11)	$(0.52)
Diluted earnings (loss) per share:
Diluted loss per share from continuing operations	$(0.52)	$(0.55)	$(0.17)	$(0.53)
Diluted earnings per share from discontinued operations	0.08	0.15	0.06	0.01
Diluted (loss) earnings per share	$(0.44)	$(0.40)	$(0.11)	$(0.52)

The unaudited summarized quarterly results represent the retrospective impact of discontinued operations presentation related to the sale of CBlade in October 2024.
The quarterly net income per share amounts will not necessarily add to the net income per share computed for the year because of the method used in calculating per share data.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2024 and 2023
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2024
Deducted from asset accounts
Allowance for credit losses	$237	$(90)	$—	$(30)	(a)	$117
Inventory valuation accounts ¹	2,164	489	—	80	(b)	2,733
Inventory LIFO reserve	9,634	862	—	—		10,496
Deferred tax valuation allowance	9,112	2,000	(212)	—		10,900
Accrual for estimated liability
Workers’ compensation reserve	559	(49)	—	(207)	(c)	303

Year Ended September 30, 2023
Deducted from asset accounts
Allowance for credit losses	59	194	—	(16)	(a)	237
Inventory valuation accounts ¹	3,337	(304)	—	(869)	(b)	2,164
Inventory LIFO reserve	9,940	(306)	—	—		9,634
Deferred tax valuation allowance	6,977	2,534	(399)	—		9,112
Accrual for estimated liability
Workers’ compensation reserve	912	285	—	(638)	(c)	559
Note: all historical amounts have been retrospectively adjusted to represent balances and activity from continuing operations.
¹    Inventory valuation accounts reflect the impact of excess and obsolete and net realizable value inventory write downs.
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
The Company’s internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if the Company experiences difficulties in their implementation, the Company’s business and financial results could be harmed, and the Company could fail to meet its financial reporting obligations.
Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2024, no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During fiscal year 2024, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.
The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 — To Elect Four (4) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2024.
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
The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Executive Compensation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	184,686	N/A	385,192
(1)Under the 2016 Plan, the aggregate number of common shares that are available to be granted is 1,196,401 shares, with a further limit of no more than 50,000 shares to any one person in any twelve-month period. For additional information concerning the Company’s equity compensation plans, refer to the discussion in Note 10 — Stock-Based Compensation of the Notes to Consolidated Financial Statements. These securities are issued under time based vesting for retention and/or upon meeting performance objectives.
The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2024.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 23, 2024.
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
2.1
Stock Purchase Agreement between Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons and SIFCO Italy Holdings S.R.L (a wholly-owned subsidiary of SIFCO Industries Inc.) dated March 16, 2015 filed as Exhibit 2.1 to the Company’s Form 8-K dated July 2, 2015, and incorporated herein by reference.

2.2
Amendment to the Stock Purchase Agreement Riello Investimenti Partners SGR S.p.A., Giorgio Visentini, Giorgio Frassini, Giancarlo Sclabi and Matteo Talmassons and SIFCO Italy Holdings S.R.L (a wholly-owned subsidiary of SIFCO Industries Inc.) dated June 30, 2015 filed as Exhibit 2.2 to the Company’s Form 8-K dated July 2, 2015, and incorporated herein by reference.

2.3
Share Purchase Agreement, dated as of August 1, 2024 by and among SIFCO Irish Holdings, Ltd (a wholly-owned subsidiary of SIFCO Industries Inc.) and TB2 S.r.l. dated August 1, 2024 filed as Exhibit 10.1 to the Company's Form 8-K dated August 6, 2024, and incorporated herein by reference.

2.4
Amendment to Share Purchase Agreement, dated September 27, 2024, by and between SIFCO Irish Holdings Ltd. (a wholly-owned subsidiary of SIFCO Industries Inc.) and TB2 S.r.l. dated September 27, 2024 filed as Exhibit 10.1 to the Company's Form 8-K dated October 3, 2024, and incorporated herein by reference.

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference.
*3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated November 13, 2024.
*4.1	Description of securities.
9.1	Voting Trust Agreement dated January 31, 2013, filed as Exhibit 9.1 to the Company’s Form 10-Q dated February 11, 2013 and incorporated herein by reference.
9.2	Voting Trust Extension Agreement dated January 15, 2015, filed as Exhibit 9.2 to the Company’s Form 10-Q dated February 3, 2015 and incorporated herein by reference.
9.3	Voting Trust Agreement dated January 31, 2017, filed as Exhibit 9.3 to the Company’s Form 10-Q dated December 31, 2016 and incorporated herein by reference.
9.4	Voting Trust Extension Agreement dated January 18, 2019, filed as Exhibit 9.4 to the Company’s Form 10-Q dated February 14, 2019, and incorporated herein by reference.
10.1**
SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2008 Annual Meeting to Shareholders dated December 14, 2007, and incorporated herein by reference.

10.2**
Amendment No. 1 to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2011 Annual Meeting to Shareholders dated December 15, 2010, and incorporated herein by reference.

10.3**
Change in control Agreement and Separation Agreement between the Company and Peter W. Knapper, effective June 29, 2022, filed as Exhibit 10.1 to the Company’s Form 8-K dated June 29, 2022 and incorporated herein by reference.

10.4**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 16, 2016, and incorporated herein by reference.
10.5**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company’s Form 10-Q dated May 16, 2016, and incorporated herein by reference.
10.6
Credit Agreement, dated August 8, 2018, by and among SIFCO Industries, Inc. and Lender named therein and J.P. Morgan Chase Bank, N.A., filed as Exhibit 10.12 to the Company’s Form 10-Q dated August 9, 2018, and incorporated herein by reference.

10.7**
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference.

10.8**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.9**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.10**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.11**
Change in Control Agreement and Separation Agreement between the Company and Thomas R. Kubera, effective June 29, 2019, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 1, 2019, and incorporated herein by reference.

10.12
First Amendment to Credit Agreement, dated November 5, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 8, 2018, and incorporated herein by reference.

10.13
Economic Development Administration Title IX Loan Agreement, dated November 8, 2018, by and between the City of Cleveland and SIFCO Industries, Inc., filed as Exhibit 10.2 to the Company’s Form 8-K dated November 8, 2018, and incorporated herein by reference.

10.14
Second Amendment to Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T&W Forge, LLC., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 19, 2018, and incorporated herein by reference.

10.15
Export Credit Agreement, dated December 17, 2018, by and among SIFCO Industries, Inc., T & W Forge, LLC, Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company’s Form 8-K dated December 19, 2018 and incorporated herein by reference.

10.16
Third Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.19 to the Company’s Form 10-Q dated May 10, 2019.

10.17
Fourth Amendment to Credit Agreement, dated March 29, 2019, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as exhibit 10.1 to the Company’s Form 8-K dated September 24, 2019.

10.18
First Amendment to the SIFCO Industries, Inc. 2007 Long-term Incentive Plan (Amended and Restated as of November 16, 2016) filed as Exhibit A of the Company’s Definitive Proxy Statement dated December 16, 2019, and incorporated herein by reference.

10.19**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.21 to the Company’s Form 10-K dated December 23, 2020, and incorporated herein by reference.
10.20
Fifth Amendment to the Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 22, 2021, and incorporated herein by reference.

10.21
First Amendment to the Export Credit Agreement, dated February 19, 2021, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated February 22, 2021, and incorporated herein by reference.

10.22
Sixth Amendment to the Credit Agreement, dated March 23, 2022, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.1 to the Company’s Form 8-K dated March 24, 2022, and incorporated herein by reference.

10.23
Second Amendment to the Export Credit Agreement, dated March 23, 2022, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association filed as Exhibit 10.2 to the Company’s Form 8-K dated March 24, 2022, and incorporated herein by reference.

10.24
Forbearance Agreement, dated April 28, 2023, by and among JPMorgan Chase Bank, N.A., SIFCO Industries, Inc., T&W Forge LLC, and Quality Aluminum Forge, LLC filed as Exhibit 10.1 to the Company's Form 8-K dated April 28, 2023, and incorporated herein by reference.

10.25
Seventh Amendment to Credit Agreement, dated August 9, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 10, 2023, and incorporated herein by reference.

10.26
Third Amendment to Export Credit Agreement, dated August 9, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated August 10, 2023, and incorporated herein by reference.

10.27
Eighth Amendment to Credit Agreement, dated November 8, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 13, 2023, and incorporated herein by reference.

10.28
Ninth Amendment to Credit Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.29
Fourth Amendment to Export Credit Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.30
Subordinated Promissory Note - Garnet Holdings (M. Silk), dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.31
Silk Subordination and Intercreditor Agreement, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.32
Side Letter - MS Guaranty, dated December 21, 2023, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2023, and incorporated herein by reference.

10.33
Tenth Amendment to Credit Agreement, dated May 21, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.1 to the Company's Form 8-K dated May 23, 2024, and incorporated herein by reference.

10.34
Fifth Amendment to Export Credit Agreement, dated May 21, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC., and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company's Form 8-K dated May 23, 2023, and incorporated herein by reference.

10.35
Eleventh Amendment to Credit Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.2 to the Company's Form 8-K dated September 27, 2024, and incorporated herein by reference.

10.36
Sixth Amendment to Export Credit Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., a national banking association, filed as Exhibit 10.3 to the Company's Form 8-K dated September 27, 2024, and incorporated herein by reference.

10.37
First Amendment to Subordination and Intercreditor Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, JPMorgan Chase Bank, N.A., and Garnet Holdings Inc. filed as Exhibit 10.4 to the Company's Form 8-K dated September 27, 2024, and incorporated herein by reference.

10.38
First Amendment to Subordinated Secured Promissory Note, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC and Garnet Holdings Inc., filed as Exhibit 10.5 to the Company's Form 8-K dated September 27, 2024, and incorporated herein by reference.

10.39
Loan and Security Agreement dated October 17, 2024 among Siena Lending Group LLC, SIFCO Industries, Inc., Quality Aluminum Forge, LLC and each of the Affiliates of the Borrowers signatory thereto from time to time as guarantors, filed as Exhibit 10.1 to the Company's Form 8-K dated October 17, 2024, and incorporated herein by reference.

14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference.
*19.1	Insider Trading Policy.
*21.1	Subsidiaries of Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a).
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a).
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 of the Company's Form 10-K dated January 2, 2024, and incorporated herein by reference.
*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2024 filed with the SEC on December 23, 2024, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2024 and 2023 (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2024 and 2023, (iii) Consolidated Balance Sheets at September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2024 and 2023, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2024 and 2023 and (v) the Notes to the Consolidated Financial Statements.

*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: December 23, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 23, 2024 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Alayne Reitman	/s/ George Scherff
Alayne Reitman	George Scherff
Chairman of the Board	Chief Executive Officer
(Principal Executive Officer)

/s/ Jeffrey P. Gotschall	/s/ Robert D. Johnson
Jeffrey P. Gotschall	Robert D. Johnson
Director	Director

/s/ Donald C. Molten, Jr.	/s/ Mark J. Silk
Donald C. Molten, Jr.	Mark J. Silk
Director	Director

/s/ Hudson D. Smith	/s/ Jennifer Wilson
Hudson D. Smith	Jennifer Wilson
Director	Chief Financial Officer
(Principal Financial Officer)