Form 10-Q
period 2024-12-31
SIFCO INDUSTRIES INC
filed 2025-02-14
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company”, and “emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2024 was 6,147,011.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2024	2023
Net sales	$20,883	$15,474
Cost of goods sold	19,955	16,019
Gross profit (loss)	928	(545)
Selling, general and administrative expenses	2,840	3,103
Operating loss	(1,912)	(3,648)
Interest expense, net	469	342
Foreign currency exchange (gain) loss, net	(2)	4
Other expense, net	38	69
Loss from continuing operations before income tax expense	(2,417)	(4,063)
Income tax expense	5	6
Loss from continuing operations	(2,422)	(4,069)
Income from discontinued operations, net of tax	106	647
Net loss	$(2,316)	$(3,422)

Basic and diluted earnings (loss) per share:
Basic and diluted loss per share from continuing operations	$(0.40)	$(0.67)
Basic and diluted earnings per share from discontinued operations	0.02	0.10
Basic and diluted loss per share	$(0.38)	$(0.57)

Weighted-average number of common shares (basic)	6,016	5,956
Weighted-average number of common shares (diluted)	6,016	5,956
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Net loss	$(2,316)	$(3,422)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5,554	253
Retirement plan liability adjustment, net of tax	23	43
Other	(2)	—
Comprehensive income (loss)	$3,259	$(3,126)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands, except per share data)

	December 31, 2024	September 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,143	$1,714
Receivables, net of allowance for credit losses of $152 and $117, respectively	16,848	17,272
Contract assets	10,119	10,745
Inventories, net	5,683	6,230
Refundable income taxes	13	13
Prepaid expenses and other current assets	3,129	2,382
Current assets of discontinued operations	—	15,967
Total current assets	38,935	54,323
Property, plant and equipment, net	25,347	26,261
Operating lease right-of-use assets, net	13,132	13,326
Goodwill	3,493	3,493
Other assets	75	357
Noncurrent assets of discontinued operations	—	6,864
Total assets	$80,982	$104,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$3,227	$353
Promissory note — related party	—	3,510
Revolver	12,633	20,142
Short-term operating lease liabilities	892	879
Accounts payable	8,820	11,574
Contract liabilities	2,384	2,879
Accrued liabilities (related party — nil and $880, respectively)	3,058	4,615
Current liabilities of discontinued operations	—	10,058
Total current liabilities	31,014	54,010
Long-term debt, net of current maturities	85	—
Long-term operating lease liabilities, net of short-term	12,844	13,035
Deferred income taxes, net	219	154
Pension liability	2,398	2,465
Other long-term liabilities	746	645
Noncurrent liabilities of discontinued operations	—	3,890
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at December 31, 2024 and September 30, 2024	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,147 at December 31, 2024 and 6,158 at September 30, 2024	6,147	6,158
Additional paid-in capital	11,778	11,775
Retained earnings	15,565	17,881
Accumulated other comprehensive income (loss)	186	(5,389)
Total shareholders’ equity	33,676	30,425
Total liabilities and shareholders’ equity	$80,982	$104,624
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,316)	$(3,422)
Income from discontinued operations, net of tax	106	647
Loss from continuing operations	(2,422)	(4,069)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	1,181	1,232
Amortization of debt issuance costs	37	11
LIFO effect	501	293
Share transactions under company stock plan, net	(7)	38
Inventory valuation accounts	320	392
Other short-term liabilities	7	—
Other long-term liabilities	56	42
Deferred income taxes	65	(24)
Changes in operating assets and liabilities:
Receivables	424	3,217
Contract assets	626	(859)
Inventories	(274)	(3,146)
Prepaid expenses and other current assets	(543)	(202)
Other assets	265	(50)
Accounts payable	(2,772)	86
Accrued liabilities	(778)	(140)
Contract liabilities	(495)	1,675
Accrued income tax and other	—	1
Net cash used for operating activities	(3,809)	(1,503)
Cash flows from investing activities:
Capital expenditures	(109)	(482)
Net cash provided by (used for) investing activities	(109)	(482)
Cash flows from financing activities:
Payments on long-term debt	—	(55)
Proceeds from term loan	3,000	—
Payments on term loan	(100)	—
Proceeds from revolving credit agreement	35,025	23,413
Repayments of revolving credit agreement	(42,534)	(23,641)
Payment of debt issuance costs	(203)	(147)
Principal payments on capital lease obligations	(10)	—
Proceeds from promissory note — related party	—	3,000
Repayments of promissory note and related fees — related party	(4,417)	—
Net cash (used for) provided by financing activities	(9,239)	2,570
Cash flows from discontinued operations:
Net cash used for operating activities	(57)	(664)
Net cash provided by (used for) investing activities	13,313	(14)
Net cash provided by financing activities	356	2,898
Effects of exchange rate changes on cash and cash equivalents	(35)	33
Net cash provided by discontinued operations	13,577	2,253
Increase in cash and cash equivalents	420	2,838
Cash and cash equivalents at the beginning of the period	2,723	368
Less: Cash and cash equivalents from discontinued operations at the end of the period	—	2,599
Cash and cash equivalents from continuing operations at the end of the period	$3,143	$607
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Cash paid during the year:
Cash paid for interest	$(389)	$(326)
Non-cash investing and financing activities:
Additions to property, plant & equipment — incurred but not yet paid	$19	$463
Debt issuance costs — incurred but not yet paid	115	—
Accrued guaranty fees — related party	—	760
Origination fees capitalized to promissory note principal — related party	—	150
Interest added to promissory note — related party (paid-in-kind)	27	—
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at September 30, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(2,316)	5,575	3,259
Performance and restricted share expense	—	—	20	—	—	20
Share transactions under equity-based plans	(11)	(11)	(17)	—	—	(28)
Balance at December 31, 2024	6,147	$6,147	$11,778	$15,565	$186	$33,676

	Three Months Ended December 31, 2023
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at September 30, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(3,422)	296	(3,126)
Performance and restricted share expense	—	—	87	—	—	87
Share transactions under equity-based plans	55	55	(104)	—	—	(49)
Balance at December 31, 2023	6,160	$6,160	$11,609	$19,842	$(6,364)	$31,247
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)
1.Summary of Significant Accounting Policies
A.Principles of Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
As a result of the sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as discontinued operations. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations.
The U.S. dollar is the functional currency for all of the Company’s operations in the United States (“U.S.”) and its non-operating, non-U.S. subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income (loss). Prior to the sale of CBlade, the functional currency for the Company’s other non-U.S. subsidiaries was the Euro; the Company no longer has active operations in Europe. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange for the period which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive loss in the unaudited consolidated condensed financial statements.
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Annual Report”). The year-end consolidated condensed balance sheet contained in these financial statements was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B.Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s 2024 Annual Report.
C.Net Loss per Share
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. During a period of net loss, zero restricted and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In a period of net income, the net income per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method. The dilutive effect is as follows:

	Three Months Ended December 31,
	2024	2023
Loss from continuing operations	$(2,422)	(4,069)
Income from discontinued operations, net of tax	106	647
Net loss	$(2,316)	$(3,422)

Weighted-average common shares outstanding (basic and diluted)	6,016	5,956

Net earnings (loss) per share – basic and diluted:
Continuing operations	$(0.40)	$(0.67)
Discontinued operations	0.02	0.10
Net loss per share	$(0.38)	$(0.57)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	149	249
D.Recent Accounting Standards Adopted
None applicable.
E.Reclassifications
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. For the three months ended December 31, 2024, the Company revised its classification within the consolidated condensed statements of cash flows by moving the prior period amount for contract liabilities from accrued liabilities to contract liabilities to conform to current period presentation.
2.Discontinued Operations
The Company committed to the plan to sell CBlade in August 2024 in order to streamline operational synergies and refocus on its core aerospace forging entities. On August 1, 2024, the Company’s Board of Directors approved and authorized the execution of a share purchase agreement (the “SPA”), under which SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into an agreement to sell 100% of the share capital of CBlade to TB2 S.r.l. (the “Buyer”) at an enterprise value of €20,000, less debt, for cash consideration of €13,800 in net equity value at closing, subject to adjustments for changes in working capital and certain other items (the “CBlade Sale”). The Company determined that CBlade met the criteria for classification as assets held for sale and discontinued operations upon the aforementioned events, and, based on the significance of the disposed operations (i.e., strategic shift), CBlade represented discontinued operations upon classification of the CBlade assets and liabilities as held for sale.
In October 2024, upon regulatory approval, the Company completed the sale of CBlade and received cash consideration of approximately $14,586, net of transaction costs of $352. The Company does not expect to have any significant continuing involvement with CBlade after the sale. All operating activities prior to the disposal date were included in the Company's financial statements separately as discontinued operations, including income before income tax provision, gain from the sale CBlade (i.e., cash proceeds received less net assets transferred), and the release of accumulated other comprehensive income (loss) attributable to the Company's European operations.
Due to the CBlade Sale, the Company ceased manufacturing operations within the European market, as CBlade represented the last remaining facility in this region. Prior to the transaction, CBlade was directly owned by SIFCO Irish Holdings Inc., a wholly-owned subsidiary of the Company incorporated in Ireland (“Irish Holdings”), which historically acted as the holding company for the Company's international operations. With the disposal of CBlade, the Company determined that its European operations represented a substantially complete liquidation. Therefore, $5,851 of cumulative translation adjustment loss attributable to these operations (related to Irish Holdings) was recognized in the statement of operations as a component of the gain on sale of discontinued operations upon the loss of a controlling financial interest in CBlade, which represented in excess of 90% of the assets of the Company's European operations.

The principal components of the assets and liabilities related to discontinued operations classified as held for sale as of September 30, 2024 were as follows:

September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,009
Short-term investments	1,114
Receivables, net	6,259
Inventories, net	6,185
Prepaid expenses and other current assets	1,400
Total current assets	15,967
Property, plant and equipment, net	6,625
Other long-term assets	239
Total assets of discontinued operations	$22,831
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,843
Accounts payable	2,770
Accrued and other current liabilities	3,445
Total current liabilities	10,058
Long-term debt, net	3,536
Other long-term liabilities	354
Total liabilities of discontinued operations	$13,948
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended December 31,
	2024	2023
Net sales	$622	$5,578
Cost of sales	348	4,297
Interest expense, net	15	88

Income from discontinued operations before income tax expense and gain on sale	214	691
Income tax expense from discontinued operations	166	44
Gain on sale of discontinued operations before income tax expense	58	—
Income tax expense on gain from sale of discontinued operations	—	—
Income from discontinued operations, net of tax	$106	$647
3.Inventories
Inventories consist of:

	December 31, 2024	September 30, 2024
Raw materials and supplies	$1,494	$1,044
Work-in-process	1,649	3,419
Finished goods	2,540	1,767
Total inventories, net	$5,683	$6,230
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 37% and 30% of the Company’s inventories as of December 31, 2024 and September 30, 2024, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $10,997 and $10,496 higher than reported as of December 31, 2024 and September 30, 2024, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of December 31, 2024 and September 30, 2024, our inventory valuation allowances were $3,054 and $2,733, respectively.
4.Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss are as follows:

	December 31, 2024	September 30, 2024
Foreign currency translation adjustment	$—	$(5,554)
Retirement plan liability adjustment, net of tax	186	163
Interest rate swap agreement, net of tax	—	2
Total accumulated other comprehensive loss	$186	$(5,389)
During the three months ended December 31, 2024, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of the CBlade and the substantially complete liquidation of operations in Europe.
5.Leases
The components of lease expense were as follows:

	Three Months Ended December 31,
	2024	2023
Finance lease expense:
Amortization of right-of use assets on finance leases	$11	$2
Interest on lease liabilities	1	—
Operating lease expense	415	409
Variable lease cost	15	20
Total lease expense	$442	$431
The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	December 31, 2024	September 30, 2024
Assets:
Finance lease assets	Property, plant and equipment, net	$132	$4
Operating lease assets	Operating lease right-of-use assets, net	13,132	13,326
Total lease assets		$13,264	$13,330

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$45	$—
Operating lease liabilities	Short-term operating lease liabilities	892	879
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	85	—
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	12,844	13,035
Total lease liabilities		$13,866	$13,914

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended December 31,
	2024	2023
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$415	$409
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	10	—
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	139	—
Operating leases	81	—

	December 31, 2024	September 30, 2024
Weighted-average remaining lease term (years):
Finance leases	2.8	0.0
Operating leases	11.5	12.4
Weighted-average discount rate:
Finance leases	5.2%	—%
Operating leases	5.9%	5.9%
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
Remainder of 2025	$37	$1,239
2026	50	1,662
2027	50	1,683
2028	2	1,564
2029	—	1,506
Thereafter	—	11,251
Total lease payments	$139	$18,905
Less: Imputed interest	(9)	(5,169)
Present value of lease liabilities	$130	$13,736
6.Debt
Debt consists of:

	December 31, 2024	September 30, 2024
Revolving credit agreement	$12,633	$20,142
Term loan, net of unamortized debt issuance costs of $83 and nil, respectively	2,822	—
Promissory note — related party	—	3,510
Finance lease obligations	130	—
Other	360	353
Total debt	15,945	24,005
Less — current maturities	(15,860)	(24,005)
Total long-term debt	$85	$—

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
The Loan Agreement provided for a senior secured revolving credit facility with a term of three years in an aggregate principal amount not to exceed $20,000 (the “Revolver”) and a term loan in the original principal amount of $3,000 (the “Term Loan”). The Loan Agreement also provided for a $2,500 letter of credit sub-facility (the “Letter of Credit Sub-facility,” and collectively with the Revolver and the Term Loan, the “Credit Facility”). The Credit Facility matures on October 17, 2027.
Proceeds of borrowings under the Credit Facility were used to repay amounts outstanding under the Company’s Credit Agreement, Security Agreement, and Export Credit Agreement dated August 8, 2018, as amended, and was also available for working capital, capital expenditures and other general corporate purposes. These amounts included accrued paid-in-kind interest of $387 and fees under the guaranty agreement and subordinated promissory note with Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party) of $1,030.
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have a fee equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of December 31, 2024, the Company held $1,559 in compensating balances, which were included in cash and cash equivalents in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 is payable on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of December 31, 2024.
Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement provides that the Company must maintain compliance with a minimum fixed charge coverage ratio, determined in accordance with the Loan Agreement. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of December 31, 2024.
As of December 31, 2024, the Company was in compliance with all covenants under the Loan Agreement. As of December 31, 2024, total availability under the Revolver was $3,859, and no letters of credit were outstanding.
As of December 31, 2024 and September 30, 2024, the Company had effective interest rates of 9.6% and 8.1%, respectively, under its revolving credit agreements.
Debt issuance costs
As of December 31, 2024 and September 30, 2024, the Company had debt issuance costs related to its outstanding revolving credit agreements of $556 and $461, respectively, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $31 and nil, respectively. As of December 31, 2024, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $6.
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of December 31, 2024 and September 30, 2024, the Company had outstanding balances under the ED Loan of $140 and $133, respectively.
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
City of Cleveland
In May 2019, the Company entered into a vacant property initiative loan agreement with the City of Cleveland in the amount of $180 at an annual interest rate of 3.6% to construct a die storage building near our Cleveland, OH facility (the “VPI Loan”). The VPI Loan matures in five years with a final balloon payment of all outstanding principal and interest and is forgivable in full contingent upon the Company creating a minimum number of new jobs and maintaining minimum employment levels during the term of the loan. As of both December 31, 2024 and September 30, 2024, the Company had amounts outstanding under the VPI Loan of $220.
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
7.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2025 was (0.21)%, compared with (0.15)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.

8.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2024	2023
Service cost	$43	$17
Interest cost	236	271
Expected return on plan assets	(264)	(262)
Amortization of net loss	23	43
Net periodic pension cost	$38	$69
During the three months ended December 31, 2024 and 2023, the Company made $42 and $9 in cash contributions, and zero and $86 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $240 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2025, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2025. The Company’s ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2025.
9.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first three months of fiscal 2025, the Company granted 10 time-based restricted shares under the 2016 Plan to certain key employees with a grant date fair value of $4.14 per share. The awards vest over three years. There were 30 shares forfeited during the three months ended December 31, 2024. No performance-based shares were granted during the three months ended December 31, 2024
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 405 shares that remain available for award as of December 31, 2024. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation expense under the 2016 Plan was $21 and $86 during the first three months of fiscal 2025 and 2024, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of December 31, 2024, there was $172 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.2 years.
10.Revenue
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2024	2023
Commercial revenue	$11,157	$7,662
Military revenue	9,726	7,812
Total	$20,883	$15,474
The following table represents revenue by end market:

	Three Months Ended December 31,
	2024	2023
Aerospace components for:
Fixed wing aircraft	$12,845	$9,939
Rotorcraft	3,394	3,150
Commercial space	2,448	1,333
Energy components for power generation units	1,028	613
Commercial product and other revenue	1,168	439
Total	$20,883	$15,474
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 53% and 57% of total net sales for the three months ended December 31, 2024 and 2023, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the periods presented:

	December 31, 2024	December 31, 2023
Contract assets — beginning balance	$10,745	$10,091
Additional revenue recognized over-time	10,713	9,184
Less amounts billed to the customers	(11,339)	(8,326)
Contract assets — ending balance	$10,119	$10,949

	December 31, 2024	December 31, 2023
Contract liabilities — beginning balance	$2,879	$731
Payments received in advance of performance obligations	440	1,675
Performance obligations satisfied	(935)	—
Contract liabilities — ending balance	$2,384	$2,406
Accounts receivable were $15,638 and $12,421 as of September 30, 2023 and December 31, 2023, respectively. There were no material impairment losses recorded on contract assets as of December 31, 2024 and September 30, 2024.

Remaining performance obligations
As of December 31, 2024, the Company has $121,900 of remaining performance obligations (including contract assets), the majority of which are anticipated to be completed within the next twelve months.
11.Commitments and Contingencies
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
12.Related Party Transactions
In October 2024, the Company repaid all amounts outstanding under its secured subordinated loan from Garnet Holdings, Inc., a California corporation owned and controlled by Mark J. Silk (“GHI”) (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), in the original principal amount of $3,000, as well as accrued paid-in-kind interest. As part of the guaranty and subordinated promissory note with GHI, the Company paid fees of $880 and $150, respectively. See Note 6 — Debt for further information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or “A&E”) industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; and (18) extraordinary or force majeure events affecting the business or operations of our business.
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
A.Results of Operations
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
As a result of the sale transaction, the Company’s financial statements have been prepared with the net assets of CBlade presented as held for sale as of September 30, 2024, and the results of operations and cash flows of CBlade have been presented as discontinued operations for the three months ended December 31, 2024 and 2023. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations of the Notes to Unaudited Consolidated Condensed Financial Statements.
Backlog of Orders
SIFCO’s total backlog as of December 31, 2024 was $121.9 million, of which $90.1 million are anticipated to be complete within the next 12 months, compared with total backlog of $104.8 million as of December 31, 2023. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended December 31, 2024 compared with Three Months Ended December 31, 2023
Net Sales
Net sales comparative information for the first three months of fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
	2024	2023
Aerospace components for:
Fixed wing aircraft	$12.8	$9.9	$2.9
Rotorcraft	3.4	3.2	0.2
Commercial space	2.5	1.4	1.1
Energy components for power generation units	1.0	0.6	0.4
Commercial product and other revenue	1.2	0.4	0.8
Total	$20.9	$15.5	$5.4
Net sales for the first three months of fiscal 2025 increased $5.4 million to $20.9 million, compared with $15.5 million in the comparable period of fiscal 2024. Fixed wing sales increased $2.9 million compared with the same period last year, primarily due to higher demand across most programs. Rotorcraft sales were slightly higher compared with the same period last year. Commercial space products increased by $1.1 million year-over-year due to higher demand for staged-combustion engine components. Net sales for the energy components for power generation units increased by $0.4 million due to growth in the steam turbine markets. Commercial products and other revenue increased $0.8 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales were 53.4% of total net sales and military net sales were 46.6% of total net sales in the first three months of fiscal 2025, compared with 49.5% and 50.5%, respectively, in the comparable period in fiscal 2024. Commercial net sales increased $3.5 million to $11.2 million in the first three months of fiscal 2025, compared with $7.7 million in the comparable period of fiscal 2024, primarily due to increases in the commercial space and aerospace markets. Military net sales increased by $1.9 million to $9.7 million in the first three months of fiscal 2025, compared with $7.8 million in the comparable period of fiscal 2024, primarily due to increased demand across multiple programs.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $3.9 million, or 24.6%, to $20.0 million, or 95.6% of net sales, during the first three months of fiscal 2025, compared with $16.0 million, or 103.5% of net sales, in the comparable period of fiscal 2024. The increase is primarily due to higher sales volume and favorable mix of products sold.
Gross Profit
Gross profit increased $1.5 million to $0.9 million in the first three months of fiscal 2025, compared with $0.5 million gross loss in the comparable period of fiscal 2024, primarily due to the increases in sales volume and COGS discussed above and the impact of favorable mix of products sold, particularly due to growth in the commercial space market.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $2.8 million, or 13.6% of net sales, during the first three months of fiscal 2025, compared with $3.1 million, or 20.1% of net sales, in the comparable period of fiscal 2024. The decrease in SG&A expenses was primarily due to lower general operating expenses, particularly legal and strategic alternative costs, of $0.2 million and lower employee-related costs of $0.1 million.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first three months of both fiscal 2025 and 2024:

	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2024	2023	2024		2023
Revolving credit agreement	9.6%	7.7%	$13.3	million	$15.6	million
Term loan	10.5%	—%	2.4	million	—	million
Other debt	8.2%	1.0%	0.4	million	0.3	million
Promissory note (related party)	—%	—%	—	million	3.2	million
Income Taxes
The Company’s effective tax rate through the first three months of fiscal 2025 was (0.21)%, compared with (0.15)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Loss from continuing operations was $2.4 million during the first three months of fiscal 2025, compared with $4.1 million in the comparable period of fiscal 2024 due to higher sales volumes and gross margins improvements coupled with lower SG&A expenses, partially offset by higher interest expense.
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

The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended December 31,
Dollars in thousands	2024	2023
Net loss	$(2,316)	$(3,422)
Less: Income from discontinued operations, net of tax	106	647
Loss from continuing operations	(2,422)	(4,069)
Adjustments:
Depreciation and amortization expense	1,181	1,232
Interest expense, net	469	342
Income tax expense	5	6
EBITDA	(767)	(2,489)
Adjustments:
Foreign currency exchange (gain) loss, net (1)	(2)	4
Other expense, net (2)	38	69
Non-recurring severance expense adjustments (3)	(22)	—
Equity compensation (3)	21	86
Transaction-related expense adjustments (4)	(17)	—
LIFO impact (5)	501	293
IT incident costs, net (6)	—	(1)
Strategic alternative expense (7)	—	187
Adjusted EBITDA	$(248)	$(1,851)
(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or grant income.
(3)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures and executive severance.
(4)Represents credits related to transaction-related legal fees incurred primarily in connection with the unsuccessful acquisition of another company.
(5)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
(6)Represents incremental information technology costs (and credits) as it relates to the cybersecurity incident and loss on insurance recovery.
(7)Represents expense related to evaluation of strategic alternatives.
B.Liquidity and Capital Resources
Cash and cash equivalents were $3.1 million and $1.7 million as of December 31, 2024 and September 30, 2024, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of December 31, 2024, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Annual Report”). Additionally, refer to Note 19 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report for more information related to the Company’s pension and defined contribution plans.
With the sale of the CBlade manufacturing operations located in Maniago, Italy, the Company increased its cash on hand from the proceeds, which was used to repay a portion of its outstanding debt balances and for general operational needs. Historically, the cash flows from the Company’s CBlade business represented a material portion of the consolidated results of operations, financial condition and cash flows. Although future contributions from the CBlade business ceased with the execution of the sale transaction, the Company believes that its streamlined operations will allow management to focus on domestic growth opportunities. There is no guarantee however that the Company’s continuing operations will sufficiently replace the liquidity and cash flows previously provided by CBlade’s operations. For details regarding the sale of CBlade, refer to Note 2 — Discontinued Operations of the Notes to Unaudited Consolidated Condensed Financial Statements.
We believe that our existing cash will be sufficient to finance our continued operations, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company’s liquidity could be negatively affected if the Company is unable to obtain capital, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. For details regarding our debt agreements, see Note 6 — Debt of the Notes to Unaudited Consolidated Condensed Financial Statements.
Operating Activities
The Company’s operating activities used $3.8 million of cash in the first three months of fiscal 2025, primarily due to net operating loss from continuing operations of $2.4 million partially offset by depreciation and amortization of $1.2 million and change in inventory valuation accounts of $0.3 million and LIFO effect of $0.5 million. The uses of cash from working capital of $3.5 million was primarily due to decreases in accounts payable and accrued liabilities due to timing of payments, higher prepaid expenses attributable to deferred financing costs related to the refinanced revolver, decreases in contract liabilities due to satisfaction of performance obligations in sales contracts, and higher inventories due to timing of raw material receipts, partially offset by decreases in accounts receivable and contract assets mostly due to timing of receipts and higher billings to customers, respectively.
The Company’s operating activities used $1.5 million of cash in the first three months of fiscal 2024, primarily due to net operating loss of $4.1 million partially offset by depreciation and amortization of $1.2 million and change in inventory valuation accounts of $0.4 million and LIFO effect of $0.3 million. The uses of cash from working capital of $0.6 million was primarily due to increase in inventory of $3.1 million, contract asset of $0.9 million and other assets/prepaids of $0.2 million, partially offset by accounts receivable reductions of $3.2 million and increase in contract liabilities of $1.7 million. The increase in inventory is primarily driven by increase in work in process to meet heightened customer demand.
Investing Activities
During the first three months of fiscal 2025 and 2024, cash used for investing activities was $0.1 million and $0.5 million, respectively, attributable to capital expenditures. Capital commitments as of December 31, 2024 were $0.3 million. The Company anticipates that the remaining total fiscal 2025 capital expenditures will be within the range of $1.5 million to $2.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.
Financing Activities
Cash provided by financing activities was $9.2 million in the first three months of fiscal 2025, compared with $2.6 million in the first three months of fiscal 2024. The year-over-year decrease was primarily related to the debt refinancing during fiscal 2025.
Refer to Note 6 — Debt of the Notes to Unaudited Consolidated Condensed Financial Statements for details regarding our financing activities during the three months ended December 31, 2024.
Future cash flows from the Company’s operations may be used to pay down outstanding debt amounts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under its loan and security agreement as described in Note 6 — Debt of the Notes to Unaudited Consolidated Condensed Financial Statements for its domestic locations.
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

C.Recent Accounting Standards
No recent accounting standards were adopted during the three months ended December 31, 2024. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2024 Annual Report.
Item 4.    Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
Part II.    Other Information
Items 1, 1A, 2, 3, 4 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Quarterly Report.

Item 6.    (a) Exhibits

Exhibit No.	Description
10.1
Amendment to Share Purchase Agreement, dated September 27, 2024, by and between SIFCO Irish Holdings Ltd. and TB2 S.r.l., filed as Exhibit 10.1 to the Company’s Form 8-K dated October 3, 2024, and incorporated herein by reference.

10.2
Eleventh Amendment to Credit Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., filed as Exhibit 10.2 to the Company’s Form 8-K dated October 3, 2024, and incorporated herein by reference.

10.3
Sixth Amendment to Export Credit Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, and JPMorgan Chase Bank, N.A., filed as Exhibit 10.3 to the Company’s Form 8-K dated October 3, 2024, and incorporated herein by reference.

10.4
First Amendment to Subordination and Intercreditor Agreement, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC, JPMorgan Chase Bank, N.A., and Garnet Holdings Inc., filed as Exhibit 10.4 to the Company’s Form 8-K dated October 3, 2024, and incorporated herein by reference.

10.5
First Amendment to Subordinated Secured Promissory Note, dated September 30, 2024, by and among SIFCO Industries, Inc., Quality Aluminum Forge, LLC and Garnet Holdings Inc., filed as Exhibit 10.5 to the Company’s Form 8-K dated October 3, 2024, and incorporated herein by reference.

10.6
Loan and Security Agreement dated October 17, 2024 among Siena Lending Group LLC, SIFCO Industries, Inc., Quality Aluminum Forge, LLC and each of the Affiliates of the Borrowers signatory thereto from time to time as guarantors, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 23, 2024, and incorporated herein by reference.

**10.7	Offer Letter delivered by SIFCO Industries, Inc. to Jennifer Wilson on October 22, 2024, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 25, 2024, and incorporated herein by reference.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2024 filed with the SEC on February 14, 2025, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2024 and 2023, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2024 and 2023, (iii) Consolidated Condensed Balance Sheets as of December 31, 2024 and September 30, 2024, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2024 and 2023, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods December 31, 2024 and 2023, and (v) the Notes to the Consolidated Condensed Financial Statements.

*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101
*    Filed herewith.
**    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIFCO Industries, Inc.
(Registrant)

February 14, 2025	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

February 14, 2025	/s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)