Form 10-Q
period 2025-03-31
SIFCO INDUSTRIES INC
filed 2025-05-15
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-05978

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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2025 was 6,190,388.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$19,027	$20,515	$39,910	$35,989
Cost of goods sold	17,457	19,021	37,412	35,040
Gross profit	1,570	1,494	2,498	949
Selling, general and administrative expenses	2,351	2,819	5,191	5,922
Loss on disposal of operating assets	—	4	—	4
Operating loss	(781)	(1,329)	(2,693)	(4,977)
Interest expense, net	428	818	897	1,160
Foreign currency exchange loss (gain), net	1	(3)	(1)	1
Other expense, net	37	83	75	153
Loss from continuing operations before income tax expense	(1,247)	(2,227)	(3,664)	(6,291)
Income tax expense	75	5	80	11
Loss from continuing operations	(1,322)	(2,232)	(3,744)	(6,302)
(Loss) income from discontinued operations, net of tax	(70)	642	36	1,289
Net loss	$(1,392)	$(1,590)	$(3,708)	$(5,013)

Basic and diluted earnings (loss) per share:
Basic and diluted loss per share from continuing operations	$(0.22)	$(0.38)	$(0.62)	$(1.05)
Basic and diluted (loss) earnings per share from discontinued operations	(0.01)	0.11	0.01	0.21
Basic and diluted loss per share	$(0.23)	$(0.27)	$(0.61)	$(0.84)

Weighted-average number of common shares (basic)	6,068	6,009	6,042	5,983
Weighted-average number of common shares (diluted)	6,068	6,009	6,042	5,983
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net loss	$(1,392)	$(1,590)	$(3,708)	$(5,013)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	(128)	—	125
Reclassification of foreign translation adjustments to net loss	—	—	5,554	—
Retirement plan liability adjustment, net of tax	22	43	45	86
Other	—	—	(2)	1
Comprehensive (loss) income	$(1,370)	$(1,675)	$1,889	$(4,801)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	March 31, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,922	$1,714
Receivables, net of allowance for credit losses of $154 and $117, respectively	14,544	17,272
Contract assets	11,010	10,745
Inventories, net	6,198	6,230
Refundable income taxes	13	13
Prepaid expenses and other current assets	4,412	2,382
Current assets of discontinued operations	—	15,967
Total current assets	38,099	54,323
Property, plant and equipment, net	24,285	26,261
Operating lease right-of-use assets, net	12,897	13,326
Goodwill	3,493	3,493
Other assets	55	357
Noncurrent assets of discontinued operations	—	6,864
Total assets	$78,829	$104,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$3,089	$353
Promissory note — related party	—	3,510
Revolver	8,959	20,142
Short-term operating lease liabilities	905	879
Accounts payable	11,033	11,574
Contract liabilities	2,768	2,879
Accrued liabilities (related party — nil and $880, respectively)	3,637	4,615
Current liabilities of discontinued operations	—	10,058
Total current liabilities	30,391	54,010
Long-term debt, net of current maturities	74	—
Long-term operating lease liabilities, net of short-term	12,611	13,035
Deferred income taxes, net	292	154
Pension liability	2,355	2,465
Other long-term liabilities	739	645
Noncurrent liabilities of discontinued operations	—	3,890
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at March 31, 2025 and September 30, 2024	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,190 at March 31, 2025 and 6,158 at September 30, 2024	6,190	6,158
Additional paid-in capital	11,796	11,775
Retained earnings	14,173	17,881
Accumulated other comprehensive income (loss)	208	(5,389)
Total shareholders’ equity	32,367	30,425
Total liabilities and shareholders’ equity	$78,829	$104,624
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,708)	$(5,013)
Income from discontinued operations, net of tax	36	1,289
Loss from continuing operations	(3,744)	(6,302)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	2,370	2,412
Amortization of debt issuance costs	93	352
Gain on disposal of operating assets	—	4
LIFO effect	(136)	351
Share transactions under company stock plan, net	54	122
Inventory valuation accounts	347	468
Deferred income taxes	138	(142)
Interest added to promissory note - related party (paid-in-kind)	27	106
Other short-term liabilities	10	—
Other long-term liabilities	1	144
Changes in operating assets and liabilities:
Receivables	2,728	962
Contract assets	(264)	115
Inventories	(179)	(4,404)
Prepaid expenses and other current assets	(1,873)	379
Other assets	286	(18)
Accounts payable	(533)	2,907
Accrued liabilities	(181)	(440)
Contract liabilities	(110)	160
Accrued income tax and other	(4)	(84)
Net cash used for operating activities	(970)	(2,908)
Cash flows from investing activities:
Capital expenditures	(263)	(1,155)
Net cash used for investing activities	(263)	(1,155)
Cash flows from financing activities:
Payments on long-term debt	—	—
Proceeds from term loan	3,000	—
Payments on term loan	(250)	(61)
Proceeds from revolving credit agreement	54,589	44,319
Repayments of revolving credit agreement	(65,772)	(43,090)
Payment of debt issuance costs	(203)	(139)
Principal payments on capital lease obligations	(21)	—
Proceeds from promissory note — related party	—	3,000
Repayments of promissory note and related fees — related party	(4,417)	—
Net cash (used for) provided by financing activities	(13,074)	4,029
Cash flows from discontinued operations:
Net cash used for operating activities	(57)	(2,441)
Net cash provided by (used for) investing activities	13,242	(1,906)
Net cash provided by financing activities	356	4,754
Effects of exchange rate changes on cash and cash equivalents	(35)	6
Net cash provided by discontinued operations	13,506	413
(Decrease) increase in cash and cash equivalents	(801)	379
Cash and cash equivalents at the beginning of the period	2,723	368
Less: Cash and cash equivalents from discontinued operations at the end of the period	—	529
Cash and cash equivalents from continuing operations at the end of the period	$1,922	$218
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2025	2024
Cash paid during the year:
Cash paid for interest	$(786)	$(677)
Cash paid for income taxes, net	(16)	(19)
Non-cash investing and financing activities:
Additions to property, plant & equipment — incurred but not yet paid	$—	$136
Debt issuance costs — incurred but not yet paid	115	—
Accrued guaranty fees — related party	—	760
Origination fees capitalized to promissory note principal — related party	—	150
Interest added to promissory note — related party (paid-in-kind)	27	106
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended March 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	6,147	$6,147	$11,778	$15,565	$186	$33,676
Comprehensive (loss) income	—	—	—	(1,392)	22	(1,370)
Performance and restricted share expense	—	—	67	—	—	67
Share transactions under equity-based plans	43	43	(49)	—	—	(6)
Balance at March 31, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367

	Three Months Ended March 31, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2024	6,160	$6,160	$11,609	$19,842	$(6,364)	$31,247
Comprehensive loss	—	—	—	(1,590)	(85)	(1,675)
Performance and restricted share expense	—	—	84	—	—	84
Share transactions under equity-based plans	30	30	(30)	—	—	—
Balance at March 31, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656

	Six Months Ended March 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(3,708)	5,597	1,889
Performance and restricted share expense	—	—	87	—	—	87
Share transactions under equity-based plans	32	32	(66)	—	—	(34)
Balance at March 31, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367

	Six Months Ended March 31, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(5,012)	211	(4,801)
Performance and restricted share expense	—	—	171	—	—	171
Share transactions under equity-based plans	85	85	(134)	—	—	(49)
Balance at March 31, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements
(Amounts in thousands, except per share data)
1.Summary of Significant Accounting Policies
A.Principles of Consolidation
The accompanying unaudited consolidated condensed financial statements include the accounts of SIFCO Industries, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.
In October 2024, the Company sold its European operations in order to streamline operations and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly-owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of C Blade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
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

The dilutive effect is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Loss from continuing operations	$(1,322)	(2,232)	$(3,744)	(6,302)
(Loss) income from discontinued operations, net of tax	(70)	642	36	1,289
Net loss	$(1,392)	$(1,590)	$(3,708)	$(5,013)

Weighted-average common shares outstanding (basic and diluted)	6,068	6,009	6,042	5,983

Net earnings (loss) per share – basic and diluted:
Continuing operations	$(0.22)	$(0.38)	$(0.62)	$(1.05)
Discontinued operations	(0.01)	0.11	0.01	0.21
Net loss per share	$(0.23)	$(0.27)	$(0.61)	$(0.84)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	156	258	152	253
D.Recent Accounting Standards Adopted
None applicable.
E.Impact of Newly Issued Accounting Standards
In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2025-01 outlines the effective date of ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), as the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is still permitted. ASU 2024-03 requires both interim and annual disclosures pertaining to expense captions on the face of the income statement within continuing operations containing the following amounts: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. This disaggregated information will be required to be disclosed with other disaggregated amounts under other U.S. GAAP guidance, such as revenue and income taxes. Additionally, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and total selling expenses and a definition of such costs (in annual reporting periods only) should be disclosed. More granular information about cost of sales and selling, general, and administrative expenses (SG&A) would assist a reader of the Company's consolidated financial statements in better understanding an entity’s cost structure and forecasting future cash flows. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this standard on our consolidated financial statements and related disclosures.
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
F.FAIR VALUE MEASUREMENTS
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
Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
Level 1 - Quoted market prices in active markets for identical assets or liabilities
Level 2 - Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3 - Unobservable inputs that are not corroborated by market data
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The book value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities. The carrying value of debt is considered to approximate the fair value based on the borrowing rates currently available to us for loans with similar terms and maturities. Fair value measurements of non-financial assets and non-financial liabilities are primarily used in goodwill, other intangible assets and long-lived assets impairment analysis, the valuation of acquired intangibles and in the valuation of assets held for sale. Goodwill and intangible assets are valued using Level 3 inputs. Defined benefit plans can be valued using Level 1, Level 2, Level 3 or a combination of Level 1, 2 and 3 inputs. Refer to Note 9 — Retirement Benefit Plans of the 2024 Annual Report for further discussion.
G.Reclassifications
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. For the six months ended March 31, 2024, the Company revised its classification within the consolidated condensed statements of cash flows by moving the prior period amount for contract liabilities from accrued liabilities to contract liabilities to conform to current period presentation.
2.Discontinued Operations
The Company committed to sell CBlade in August 2024 in order to streamline operations and refocus on its core aerospace forging entities. On August 1, 2024, the Company’s Board of Directors approved and authorized the execution of a share purchase agreement (the “SPA”), under which SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into an agreement to sell 100% of the share capital of CBlade to TB2 S.r.l. (the “Buyer”) at an enterprise value of €20,000, less debt, for cash consideration of €13,800 in net equity value at closing, subject to adjustments for changes in working capital and certain other items (the “CBlade Sale”). The Company determined that CBlade met the criteria for classification as assets held for sale and discontinued operations upon the aforementioned events, and, based on the significance of the disposed operations (i.e., strategic shift), CBlade represented discontinued operations upon classification of the CBlade assets and liabilities as held for sale.
In October 2024, upon regulatory approval, the Company completed the CBlade Sale and received cash consideration of approximately $14,516, net of transaction costs of $422. The Company does not expect to have any significant continuing involvement with CBlade after the sale. All operating activities prior to the disposal date were included in the Company's financial statements separately as discontinued operations, including income before income tax provision, gain from the sale CBlade (i.e., cash proceeds received less net assets transferred), and the release of accumulated other comprehensive income (loss) attributable to the Company's European operations.
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
The principal components of the assets and liabilities related to discontinued operations classified as held for sale as of September 30, 2024 were as follows:

September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,009
Short-term investments	1,114
Receivables, net	6,259
Inventories, net	6,185
Prepaid expenses and other current assets	1,400
Total current assets	15,967
Property, plant and equipment, net	6,625
Other long-term assets	239
Total assets of discontinued operations	$22,831
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,843
Accounts payable	2,770
Accrued and other current liabilities	3,445
Total current liabilities	10,058
Long-term debt, net	3,536
Other long-term liabilities	354
Total liabilities of discontinued operations	$13,948
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net sales	$—	$6,028	$622	$11,606
Cost of sales	—	4,795	348	9,092
Interest expense, net	—	145	15	233

Income from discontinued operations before income tax expense and gain on sale	—	685	214	1,376
Income tax expense from discontinued operations	—	43	167	87
Loss on sale of discontinued operations before income tax expense	(70)	—	(11)	—
(Loss) income from discontinued operations, net of tax	$(70)	$642	$36	$1,289
3.Inventories
Inventories consist of:

	March 31, 2025	September 30, 2024
Raw materials and supplies	$1,802	$1,044
Work-in-process	2,459	3,419
Finished goods	1,937	1,767
Total inventories, net	$6,198	$6,230

For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 40% and 30% of the Company’s inventories as of March 31, 2025 and September 30, 2024, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $10,360 and $10,496 higher than reported as of March 31, 2025 and September 30, 2024, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of March 31, 2025 and September 30, 2024, our inventory valuation allowances were $3,081 and $2,733, respectively.
4.Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss are as follows:

	March 31, 2025	September 30, 2024
Foreign currency translation adjustment	$—	$(5,554)
Retirement plan liability adjustment, net of tax	208	163
Interest rate swap agreement, net of tax	—	2
Total accumulated other comprehensive income (loss)	$208	$(5,389)
During the six months ended March 31, 2025, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of the CBlade and the substantially complete liquidation of operations in Europe.
5.Leases
The components of lease expense were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of use assets on finance leases	$13	$2	$24	$3
Interest on lease liabilities	2	—	3	—
Operating lease expense	416	409	831	819
Variable lease cost	14	20	29	40
Total lease expense	$445	$431	$887	$862

The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	March 31, 2025	September 30, 2024
Assets:
Finance lease assets	Property, plant and equipment, net	$118	$4
Operating lease assets	Operating lease right-of-use assets, net	12,897	13,326
Total lease assets		$13,015	$13,330

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$45	$—
Operating lease liabilities	Short-term operating lease liabilities	905	879
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	74	—
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	12,611	13,035
Total lease liabilities		$13,635	$13,914
Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended March 31,
	2025	2024
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$831	$819
Operating cash flows from finance leases	2	—
Financing cash flows from finance leases	21	—
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	139	—
Operating leases	81	—

	March 31, 2025	September 30, 2024
Weighted-average remaining lease term (years):
Finance leases	2.6	0.0
Operating leases	11.3	11.7
Weighted-average discount rate:
Finance leases	5.2%	—%
Operating leases	5.9%	5.9%
Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
Remainder of 2025	$25	$824
2026	50	1,662
2027	50	1,683
2028	2	1,564
2029	—	1,506
Thereafter	—	11,251
Total lease payments	$127	$18,490
Less: Imputed interest	(8)	(4,974)
Present value of lease liabilities	$119	$13,516

6.Debt
Debt consists of:

	March 31, 2025	September 30, 2024
Revolving credit agreement	$8,959	$20,142
Term loan, net of unamortized debt issuance costs of $68 and nil, respectively	2,682	—
Promissory note — related party	—	3,510
Finance lease obligations	119	—
Other	362	353
Total debt	12,122	24,005
Less — current maturities	(12,048)	(24,005)
Total long-term debt	$74	$—
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have a fee equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of March 31, 2025, the Company held $1,553 in compensating balances, which were included in cash and cash equivalents in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 is payable on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of March 31, 2025.
Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement provides that the Company must maintain compliance with a minimum fixed charge coverage ratio, determined in accordance with the Loan Agreement. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of March 31, 2025.
As of March 31, 2025, the Company was in compliance with all covenants under the Loan Agreement. As of March 31, 2025, total availability under the Revolver was $2,595, and no letters of credit were outstanding.
As of March 31, 2025 and September 30, 2024, the Company had effective interest rates of 9.7% and 8.0%, respectively, under its revolving credit agreements.
Debt issuance costs
As of March 31, 2025 and September 30, 2024, the Company had debt issuance costs related to its outstanding revolving credit agreements of $556 and $461, respectively, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $77 and nil, respectively. As of March 31, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $15.
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of March 31, 2025 and September 30, 2024, the Company had outstanding balances under the ED Loan of $142 and $133, respectively.
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
City of Cleveland
In May 2019, the Company entered into a vacant property initiative loan agreement with the City of Cleveland in the amount of $180 at an annual interest rate of 3.6% to construct a die storage building near our Cleveland, OH facility (the “VPI Loan”). The VPI Loan matures in five years with a final balloon payment of all outstanding principal and interest and is forgivable in full contingent upon the Company creating a minimum number of new jobs and maintaining minimum employment levels during the term of the loan. As of both March 31, 2025 and September 30, 2024, the Company had amounts outstanding under the VPI Loan of $220.
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
7.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2025 was (2.16)%, compared with (0.17)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.

8.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Service cost	$43	$45	$87	$90
Interest cost	236	271	472	542
Expected return on plan assets	(264)	(260)	(529)	(521)
Amortization of net loss	22	43	45	86
Net periodic pension cost	$37	$99	$75	$197
During the six months ended March 31, 2025 and 2024, the Company made $95 and $18 in cash contributions, and zero and $86 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $187 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2025, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2025. The Company’s ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2025.
9.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first six months of fiscal 2025, the Company granted 47 time-based restricted shares under the 2016 Plan to non-employee directors with a grant date fair value of $3.70 per share. The awards vest over one year.
In the first six months of fiscal 2025, the Company granted 10 time-based restricted shares under the 2016 Plan to certain key employees with a grant date fair value of $4.14 per share. The awards vest over three years. There were 32 shares forfeited during the six months ended March 31, 2025. No performance-based shares were granted during the six months ended March 31, 2025.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 360 shares that remain available for award as of March 31, 2025. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation expense under the 2016 Plan was $88 and $171 during the first six months of fiscal 2025 and 2024, respectively, and $67 and $84 during the three months ended March 31, 2025 and 2024, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of March 31, 2025, there was $273 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.2 years.
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Commercial revenue	$8,321	$11,348	$19,477	$19,010
Military revenue	10,706	9,167	20,433	16,979
Total	$19,027	$20,515	$39,910	$35,989
The following table represents revenue by end market:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Aerospace components for:
Fixed wing aircraft	$14,381	$10,080	$27,226	$20,019
Rotorcraft	2,929	4,197	6,324	7,347
Commercial space	593	4,027	3,041	5,360
Energy components for power generation units	686	442	1,713	1,055
Commercial product and other revenue	438	1,769	1,606	2,208
Total	$19,027	$20,515	$39,910	$35,989
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 57% and 53% of total net sales for the six months ended March 31, 2025 and 2024, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the six months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Contract assets — beginning balance	$10,745	$10,091
Additional revenue recognized over-time	22,717	19,250
Less amounts billed to the customers	(22,452)	(19,365)
Contract assets — ending balance	$11,010	$9,976

	March 31, 2025	March 31, 2024
Contract liabilities — beginning balance	$2,879	$731
Payments received in advance of performance obligations	1,554	1,683
Performance obligations satisfied	(1,665)	(1,523)
Contract liabilities — ending balance	$2,768	$891
During the three and six months ended March 31, 2025, the Company recognized revenues of approximately $730 and $1,665, respectively, that were included in contract liabilities at the beginning of fiscal year 2025. During the three and six months ended March 31, 2024, the Company recognized revenues of approximately $1,523 and $1,523, respectively, that were included in contract liabilities at the beginning of fiscal year 2024.
Accounts receivable were $15,638 and $14,677 as of September 30, 2023 and March 31, 2024, respectively. There were no material impairment losses recorded on contract assets as of March 31, 2025 and September 30, 2024.
Remaining performance obligations
As of March 31, 2025, the Company has $129,218, of which $98,883 are anticipated to be complete within the next 12 months, of remaining performance obligations (including contract assets).
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
13.Business Information
The Company is a party to collective bargaining agreements (“CBA”) with certain employees located in Cleveland, which has two bargaining units.
The Company’s Cleveland bargaining unit 1 ratified its CBA in fiscal 2020 and it expired on May 15, 2025. On May 9, 2025, the Company reached an agreement on a new CBA with the International Association of Machinists (“IAM”) and its employee members. The new CBA takes effect on May 15, 2025 and contains substantially similar terms and conditions as the previous agreement.
The second bargaining unit, under its new representative the International Brotherhood of Boilermakers (“IBB”), was ratified in fiscal 2022 and expired on March 31, 2025. The Company is in negotiations with the IBB and its employee members, who continue to work under the terms of the expired agreement. The Company anticipates ratification of a new agreement during the third quarter of fiscal 2025 with substantially similar terms and conditions as the previous agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or “A&E”) industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulations; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; (18) extraordinary or force majeure events affecting the business or operations of our business; and (19) significant tariffs and other trade measures, including recently announced U.S. tariffs on aluminum and steel.
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
CBlade Sale
In October 2024, the Company sold its European operations in order to streamline operations and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of C Blade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the sale transaction, the Company’s financial statements have been prepared with the net assets of CBlade presented as held for sale as of September 30, 2024, and the results of operations and cash flows of CBlade have been presented as discontinued operations for the six months ended March 31, 2025 and 2024. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations of the Notes to Unaudited Consolidated Condensed Financial Statements.
Backlog of Orders
SIFCO’s total backlog as of March 31, 2025 was $129.2 million, of which $98.9 million are anticipated to be complete within the next 12 months, compared with total backlog of $122.9 million as of March 31, 2024. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
Net Sales
Net sales comparative information for the second quarter of fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase/ (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$14.4	$10.1	$4.3
Rotorcraft	2.9	4.2	(1.3)
Commercial space	0.6	4.0	(3.4)
Energy components for power generation units	0.7	0.4	0.3
Commercial product and other revenue	0.4	1.8	(1.4)
Total	$19.0	$20.5	$(1.5)
Net sales for the second quarter of fiscal 2025 decreased $1.5 million to $19.0 million, compared with $20.5 million in the comparable period of fiscal 2024. Fixed wing sales increased $4.3 million compared with the same period last year, primarily due to higher demand across most programs. Rotorcraft sales declined compared with the same period last year primarily due to the timing of orders in the H60 and Osprey V22 programs. Commercial space products decreased by $3.4 million year-over-year due to delays in commercial launch programs. Net sales for the energy components for power generation units increased slightly by $0.3 million. Commercial products and other revenue decreased $1.4 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 43.7% and 56.3%, respectively, of total net sales in the second quarter of fiscal 2025, compared with 55.3% and 44.7%, respectively, in the comparable period in fiscal 2024. Commercial net sales decreased $3.0 million to $8.3 million in the second quarter of fiscal 2025, compared with $11.3 million in the comparable period of fiscal 2024, primarily due to delays in the commercial space market, partially offset by higher demand in the commercial aerospace market. Military net sales increased by $1.5 million to $10.7 million in the second quarter of fiscal 2025, compared with $9.2 million in the comparable period of fiscal 2024, primarily due to increased demand across multiple programs.
Cost of Goods Sold
Cost of goods sold (“COGS”) decreased by $1.6 million, or (8.2)%, to $17.5 million, or 91.7% of net sales, during the second quarter of fiscal 2025, compared with $19.0 million, or 92.7% of net sales, in the comparable period of fiscal 2024. The decrease is primarily due to lower sales in the commercial space market and munitions programs, partially offset by higher sales volume and favorable mix of products sold in our fixed wing aircraft sector.
Gross Profit
Gross profit increased slightly by $0.1 million to $1.6 million in the second quarter of fiscal 2025, compared with $1.5 million gross profit in the comparable period of fiscal 2024, primarily due to the decreases in sales volume and COGS discussed above and the impact of favorable mix of products sold.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $2.4 million, or 12.4% of net sales, during the second quarter of fiscal 2025, compared with $2.8 million, or 13.7% of net sales, in the comparable period of fiscal 2024. The decrease in SG&A expenses was primarily due to lower employee-related expenses attributable to previous headcount reductions, as well as reduced spend related to cost reduction initiatives and legal and strategic alternative expenses.

Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the second quarter of fiscal 2025 and 2024:

(Dollars in millions)	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2025	2024	2025	2024
Revolving credit agreement	9.7%	8.1%	$11.7	$16.8
Term loan	10.0%	—%	$2.8	$—
Other debt	2.3%	0.8%	$0.4	$0.3
Promissory note (related party)	—%	13.2%	$—	$3.2
Income Taxes
The Company’s effective tax rate through the second quarter of fiscal 2025 was (5.9)%, compared with (0.2)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Loss from continuing operations was $1.2 million during the second quarter of fiscal 2025, compared with $2.2 million in the comparable period of fiscal 2024 due to gross margins improvements and lower SG&A expenses discussed above, as well as lower interest expense due to lower average debt outstanding.
Six Months Ended March 31, 2025 compared with Six Months Ended March 31, 2024
Net Sales
Net sales comparative information for the first six months of fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$27.2	$20.0	$7.2
Rotorcraft	6.3	7.3	(1.0)
Commercial space	3.1	5.4	(2.3)
Energy components for power generation units	1.7	1.1	0.6
Commercial product and other revenue	1.6	2.2	(0.6)
Total	$39.9	$36.0	$3.9
Net sales for the first six months of fiscal 2025 increased $3.9 million to $39.9 million, compared with $36.0 million in the comparable period of fiscal 2024. Fixed wing sales increased $7.2 million compared with the same period last year, primarily due to higher demand across most programs. Rotorcraft sales declined $1.0 million compared with the same period last year primarily due to the timing of orders in the H60 and Osprey V22 programs. Commercial space products decreased by $2.3 million year-over-year due to delays in commercial launch programs. Net sales for the energy components for power generation units increased by $0.6 million due to growth in the steam turbine markets. Commercial products and other revenue decreased $0.6 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales were 48.8% of total net sales and military net sales were 51.2% of total net sales in the first six months of fiscal 2025, compared with 52.8% and 47.2%, respectively, in the comparable period in fiscal 2024. Commercial net sales increased $0.5 million to $19.5 million in the first six months of fiscal 2025, compared with $19.0 million in the comparable period of fiscal 2024, primarily due to the continued rebound in the aerospace market. Military net sales increased by $3.4 million to $20.4 million in the first six months of fiscal 2025, compared with $17.0 million in the comparable period of fiscal 2024, primarily due to increased demand across most programs.

Cost of Goods Sold
COGS increased by $2.4 million, or 6.8%, to $37.4 million, or 93.7% of net sales, during the first six months of fiscal 2025, compared with $35.0 million, or 97.4% of net sales, in the comparable period of fiscal 2024. The increase is primarily due to higher sales volume and favorable mix of products sold.
Gross Profit
Gross profit increased $1.6 million to $2.5 million in the first six months of fiscal 2025, compared with $0.9 million gross profit in the comparable period of fiscal 2024, primarily due to the increases in sales volume and COGS discussed above and the impact of favorable mix of products sold.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $5.2 million, or 13.0% of net sales, during the first six months of fiscal 2025, compared with $5.9 million, or 16.5% of net sales, in the comparable period of fiscal 2024. The decrease in SG&A expenses was primarily due to lower general operating expenses, particularly employee-related costs and legal and strategic alternative costs.
Other/General
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2025 and 2024:

(Dollars in millions)	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2025	2024	2025	2024
Revolving credit agreement	9.7%	7.9%	$12.5	$16.2
Term loan	10.2%	—%	$2.6	$—
Other debt	5.2%	0.9%	$0.4	$0.3
Promissory note (related party)	—%	6.6%	$—	$3.2
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2025 was (2.2)%, compared with (0.2)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Loss from continuing operations was $3.7 million during the first six months of fiscal 2025, compared with $6.3 million in the comparable period of fiscal 2024 due to higher sales volumes and gross margins improvements coupled with lower SG&A expenses and lower interest expense attributable to lower average debt outstanding during the period.
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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,		Six Months Ended March 31,
Dollars in thousands	2025	2024	2025	2024
Net loss	$(1,392)	$(1,590)	$(3,708)	$(5,013)
Less: (Loss) income from discontinued operations, net of tax	(70)	642	36	1,289
Loss from continuing operations	(1,322)	(2,232)	(3,744)	(6,302)
Adjustments:
Depreciation and amortization expense	1,189	1,180	2,370	2,412
Interest expense, net	428	818	897	1,160
Income tax expense	75	5	80	11
EBITDA	370	(229)	(397)	(2,719)
Adjustments:
Foreign currency exchange loss (gain), net (1)	1	(3)	(1)	1
Other expense, net (2)	37	85	75	154
Gain on disposal of assets (3)	—	4	—	4
Non-recurring severance expense adjustments (4)	3	—	(19)	—
Equity compensation (4)	67	85	88	171
Transaction-related expense adjustments (5)	1	—	(16)	—
LIFO impact (6)	(637)	58	(136)	351
IT incident costs, net (7)	—	24	—	23
Strategic alternative expense (8)	—	132	—	320
Adjusted EBITDA	$(158)	$156	$(406)	$(1,695)
(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs.
(3)Represents the difference between the proceeds from the sale of operating equipment and the carrying value shown on the Company's books.
(4)Represents the equity-based compensation expense recognized by the Company under the 2016 Plan due to granting of awards, awards not vesting and/or forfeitures and executive severance.
(5)Represents credits related to transaction-related legal fees incurred primarily in connection with the unsuccessful attempt in which the Company was the acquisition target.
(6)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
(7)Represents incremental information technology costs (and credits) as it relates to the cybersecurity incident and loss on insurance recovery.
(8)Represents expense related to evaluation of strategic alternatives.
B.Liquidity and Capital Resources
Cash and cash equivalents were $1.9 million and $1.7 million as of March 31, 2025 and September 30, 2024, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.

Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of March 31, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Annual Report”). Additionally, refer to Note 19 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report for more information related to the Company’s pension and defined contribution plans.
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
Operating Activities
The Company’s operating activities used $1.0 million of cash in the first six months of fiscal 2025, primarily due to net operating loss from continuing operations of $3.7 million partially offset by depreciation and amortization of $2.4 million and change in inventory valuation accounts of $0.3 million and LIFO effect of $0.1 million. The uses of cash from working capital of $0.1 million was primarily due to higher prepaid expenses attributable to deferred financing costs related to the refinanced revolver and customer deposits, and decreases in accrued liabilities and accounts payable due to timing of payments, partially offset by decreases in accounts receivable.
The Company’s operating activities used $2.9 million of cash in the first six months of fiscal 2024, primarily due to net operating loss of $6.3 million partially offset by depreciation and amortization of $2.4 million and change in inventory valuation accounts of $0.5 million and LIFO effect of $0.4 million. The uses of cash from working capital of $0.4 million was primarily due to increases in inventory of $4.4 million, partially offset by accounts receivable and prepaid expense reductions of $1.0 million and $0.4 million, respectively, and an increase in accounts payable of $2.9 million. The increase in inventory was primarily due to increase in raw material and work in process to meet heightened customer demand. The increase in accounts receivable was due to increases in customer shipments. The increase in accounts payable was due to increases in raw material purchases and outside processing fees related to inventory build.
Investing Activities
During the first six months of fiscal 2025 and 2024, cash used for investing activities was $0.3 million and $1.2 million, respectively, attributable to capital expenditures. Capital commitments as of March 31, 2025 were $0.2 million. The Company anticipates that the remaining total fiscal 2025 capital expenditures will be within the range of $1.5 million to $2.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.

Financing Activities
Cash used in financing activities was $13.1 million in the first six months of fiscal 2025, compared with $4.0 million provided by financing activities in the first six months of fiscal 2024. The year-over-year decrease was primarily related to higher repayments on our revolving credit line and the debt refinancing during fiscal 2025.
Refer to Note 6 — Debt of the notes to unaudited consolidated condensed financial statements for details regarding our financing activities during the six months ended March 31, 2025.
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
C.Recent Accounting Standards
No recent accounting standards were adopted during the six months ended March 31, 2025. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2024 Annual Report.
Item 4.    Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors
The Company is subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in the Company’s 2024 Annual Report. There have been no material changes to our risk factors since the Company’s 2024 Annual Report, except as described below. Investors should consider all of the other information set forth in this Quarterly Report on Form 10-Q, including our unaudited consolidated condensed financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and prospects. If any of the risks described herein occurs, our business, financial condition or results of operations could be negatively affected. Additional risks and uncertainties, including risks not currently known or that are currently deemed immaterial may also adversely affect our business financial conditions or results of operations.

Significant tariffs and other trade measures, including recently announced U.S. tariffs on aluminum and steel, could adversely affect our business, results of operations, financial position and cash flows.
New tariffs and other restrictive trade measures could adversely affect our business, results of operations, financial position and cash flows. On February 10, 2025, the President of the United States issued an executive order raising the U.S. tariff rate on aluminum and steel imports to 25% from 10% and eliminating numerous tariff exclusions. This order followed similar orders issued on February 1, 2025 imposing a 25% tariff on imports from Mexico and Canada. Rapid changes in trade policy can create uncertainty in our operations and business prospects. Such tariffs and any further legislation or actions taken by the U.S. government, such as the imposition of additional tariffs and trade barriers, as well as retaliatory protectionist measures taken by other governments, could increase the cost of our products, product component and raw materials, and adversely impact our business prospects as a result.
The new and substantial tariff increases on our supply chain into the U.S. announced thus far, should they be implemented and sustained for an extended period of time, could have a significant adverse effect, including financial, on our Company, our supply chain and the industry as a whole. The ultimate impact of these and other new tariffs are uncertain and will depend on various factors, including whether such tariffs are ultimately implemented, the timing and duration of implementation, and the amount, scope, and nature of the tariffs, and a number of secondary and tertiary effects.
We are continuing to assess the full implications of these and other tariffs for the global aluminum and steel markets and the impact they are likely to have on our business. Although we do not anticipate these tariffs to have a material impact on our operations due to our production being based primarily in the U.S., such tariffs might require us to reconsider or seek to renegotiate our commercial agreements with suppliers and customers, increase the prices of our products or alter the markets into which we procure our supplies. Any or all of these actions could adversely affect our business, financial condition, results of operations and cash flow.

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 15, 2025, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2025 and 2024, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of March 31, 2025 and September 30, 2024, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2025 and 2024, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods March 31, 2025 and 2024, and (v) the Notes to the Consolidated Condensed Financial Statements.

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

SIFCO Industries, Inc.
(Registrant)

May 15, 2025	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	/s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)