Form 10-Q
period 2025-06-30
SIFCO INDUSTRIES INC
filed 2025-08-14
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2025 was 6,180,388.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$22,095	$21,986	$62,005	$57,975
Cost of goods sold	16,200	19,274	53,612	54,314
Gross profit	5,895	2,712	8,393	3,661
Selling, general and administrative expenses	2,635	2,565	7,826	8,487
Loss on disposal of operating assets	—	—	—	4
Operating profit (loss)	3,260	147	567	(4,830)
Interest expense, net	391	905	1,289	2,065
Foreign currency exchange loss (gain), net	5	(1)	4	—
Other (income) expense, net	(479)	160	(404)	313
Income (loss) from continuing operations before income tax expense	3,343	(917)	(322)	(7,208)
Income tax expense	41	—	120	11
Income (loss) from continuing operations	3,302	(917)	(442)	(7,219)
Income from discontinued operations, net of tax	106	989	142	2,279
Net income (loss)	$3,408	$72	$(300)	$(4,940)

Basic and diluted earnings (loss) per share:
Basic and diluted earnings (loss) per share from continuing operations	$0.54	$(0.16)	$(0.07)	$(1.20)
Basic and diluted income earnings per share from discontinued operations	0.02	0.17	0.02	0.38
Basic and diluted earnings (loss) per share	$0.56	$0.01	$(0.05)	$(0.82)

Weighted-average number of common shares (basic)	6,068	6,009	6,050	5,991
Weighted-average number of common shares (diluted)	6,138	6,105	6,050	5,991
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$3,408	$72	$(300)	$(4,940)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	(73)	—	52
Reclassification of foreign translation adjustments to net loss	—	—	5,554	—
Retirement plan liability adjustment, net of tax	23	104	68	190
Other	—	(5)	(2)	(5)
Comprehensive income (loss)	$3,431	$98	$5,320	$(4,703)
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2025	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,978	$1,714
Receivables, net of allowance for credit losses of $108 and $117, respectively	14,223	17,272
Contract assets	12,681	10,745
Inventories, net	7,404	6,230
Refundable income taxes	13	13
Prepaid expenses and other current assets	1,800	2,382
Current assets of discontinued operations	—	15,967
Total current assets	38,099	54,323
Property, plant and equipment, net	22,860	26,261
Operating lease right-of-use assets, net	12,784	13,326
Goodwill	3,493	3,493
Other assets	53	357
Noncurrent assets of discontinued operations	—	6,864
Total assets	$77,289	$104,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$2,951	$353
Promissory note — related party	—	3,510
Revolver	8,372	20,142
Short-term operating lease liabilities	941	879
Accounts payable	8,949	11,574
Contract liabilities	2,061	2,879
Accrued liabilities (related party — nil and $880, respectively)	2,372	4,615
Current liabilities of discontinued operations	—	10,058
Total current liabilities	25,646	54,010
Long-term finance lease, net of short-term	62	—
Long-term operating lease liabilities, net of short-term	12,476	13,035
Deferred income taxes, net	333	154
Pension liability	2,300	2,465
Other long-term liabilities	627	645
Noncurrent liabilities of discontinued operations	—	3,890
Commitments and Contingencies (Note 11)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at June 30, 2025 and September 30, 2024	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,180 at June 30, 2025 and 6,158 at September 30, 2024	6,180	6,158
Additional paid-in capital	11,853	11,775
Retained earnings	17,581	17,881
Accumulated other comprehensive income (loss)	231	(5,389)
Total shareholders’ equity	35,845	30,425
Total liabilities and shareholders’ equity	$77,289	$104,624
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(300)	$(4,940)
Income from discontinued operations, net of tax	142	2,279
Loss from continuing operations	$(442)	$(7,219)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	3,912	3,607
Amortization of debt issuance costs	148	753
Gain on disposal of operating assets	—	4
LIFO effect	(606)	826
Share transactions under company stock plan, net	101	194
Inventory valuation accounts	548	269
Deferred income taxes	179	(142)
Interest added to promissory note - related party (paid-in-kind)	27	216
Interest added to other current maturities of long-term debt	13	—
Other long-term liabilities	(144)	270
Changes in operating assets and liabilities:
Receivables	3,049	(2,332)
Contract assets	(1,936)	36
Inventories	(1,116)	(4,514)
Prepaid expenses and other current assets	693	834
Other assets	287	(126)
Accounts payable	(2,673)	870
Accrued liabilities	(1,818)	96
Contract liabilities	(817)	2,705
Accrued income tax and other	(4)	148
Net cash used for operating activities	(599)	(3,505)
Cash flows from investing activities:
Capital expenditures	(324)	(1,712)
Net cash used for investing activities	(324)	(1,712)
Cash flows from financing activities:
Proceeds from term loan	3,000	—
Payments on term loan	(400)	(61)
Proceeds from revolving credit agreement	76,644	70,706
Repayments of revolving credit agreement	(88,413)	(67,302)
Payment of debt issuance costs	(203)	(139)
Principal payments on capital lease obligations	(32)	—
Proceeds from promissory note — related party	—	3,000
Repayments of promissory note and related fees — related party	(4,030)	—
Net cash (used for) provided by financing activities	(13,434)	6,204
Cash flows from discontinued operations:
Net cash used for operating activities	(57)	(1,461)
Net cash provided by (used for) investing activities	13,348	(2,078)
Net cash provided by financing activities	356	3,898
Effects of exchange rate changes on cash and cash equivalents	(35)	(17)
Net cash provided by discontinued operations	13,612	342
(Decrease) increase in cash and cash equivalents	(745)	1,329
Cash and cash equivalents at the beginning of the period	2,723	367
Less: Cash and cash equivalents from discontinued operations at the end of the period	—	690
Cash and cash equivalents from continuing operations at the end of the period	$1,978	$1,006
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2025	2024
Cash paid during the year:
Cash paid for interest	$(1,521)	$(1,064)
Cash paid for income taxes, net	(16)	(19)
Non-cash investing activities:
Additions to property, plant & equipment — incurred but not yet paid	$48	$38
Non-cash financing activities:
Debt issuance costs — incurred but not yet paid	115	—
Accrued guaranty fees — related party	—	880
Origination fees capitalized to promissory note principal — related party	—	150
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367
Comprehensive income	—	—	—	3,408	23	3,431
Performance and restricted share expense	—	—	47	—	—	47
Share transactions under equity-based plans	(10)	(10)	10	—	—	—
Balance at June 30, 2025	6,180	$6,180	$11,853	$17,581	$231	$35,845

	Three Months Ended June 30, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2024	6,190	$6,190	$11,663	$18,252	$(6,449)	$29,656
Comprehensive income	—	—	—	72	26	98
Performance and restricted share expense	—	—	72	—	—	72
Share transactions under equity-based plans	(10)	(10)	10	—	—	—
Balance at June 30, 2024	6,180	$6,180	$11,745	$18,324	$(6,423)	$29,826

	Nine Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(300)	5,620	5,320
Performance and restricted share expense	—	—	134	—	—	134
Share transactions under equity-based plans	22	22	(56)	—	—	(34)
Balance at June 30, 2025	6,180	$6,180	$11,853	$17,581	$231	$35,845

	Nine Months Ended June 30, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2023	6,105	$6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	—	(4,940)	237	(4,703)
Performance and restricted share expense	—	—	243	—	—	243
Share transactions under equity-based plans	75	75	(124)	—	—	(49)
Balance at June 30, 2024	6,180	$6,180	$11,745	$18,324	$(6,423)	$29,826
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
C.Net Earnings (Loss) per Share
The Company’s net earnings (loss) per basic share has been computed based on the weighted-average number of common shares outstanding. During a period of net loss, zero restricted and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive. In a period of net income, the net income per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method.

The dilutive effect is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations	$3,302	(917)	$(442)	(7,219)
Income from discontinued operations, net of tax	106	989	142	2,279
Net income (loss)	$3,408	$72	$(300)	$(4,940)

Weighted-average common shares outstanding (basic)	6,068	6,009	6,050	5,991
Effect of dilutive securities:
Restricted shares	58	78	—	—
Performance shares	12	18	—	—
Weighted-average common shares outstanding (diluted)	6,138	6,105	6,050	5,991

Net earnings (loss) per share – basic and diluted:
Continuing operations	$0.54	$(0.16)	$(0.07)	$(1.20)
Discontinued operations	0.02	0.17	0.02	0.38
Net earnings (loss) per share	$0.56	$0.01	$(0.05)	$(0.82)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	69	151	148	251
D.Recent Accounting Standards Adopted
None applicable.
E.Impact of Newly Issued Accounting Standards and Legislation
Accounting Pronouncements - Issued and Not Effective
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, that would enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. ASC 280 also requires other specified segment items and amounts such as depreciation, amortization and depletion expense to be disclosed under certain circumstances. The amendments in ASU 2023-07 do not change or remove those disclosure requirements. The amendments in ASU 2023-07 also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-07 retrospectively to all prior periods presented in the financial statements. The Company does not anticipate the adoption of ASU 2023-07 to have a significant impact on the consolidated condensed financial statements and related disclosures.
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

Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its financial statements as a result of the OBBBA. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on the Company's Form 10-K for the fiscal year-ended September 30, 2025.
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
G.Employee Retention Credit
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Employee Retention Credit (“ERC”) is a refundable payroll tax credit available to eligible businesses and tax-exempt organizations impacted by the COVID-19 pandemic. Businesses qualified if they experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts (defined as a decline of more than 50% in any 2020 quarter compared to 2019, and more than 20% in 2021).
The Company, having reasonably assured eligibility, submitted and received approval for ERC refunds. In the absence of specific U.S. GAAP guidance on accounting for such credits, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the credit can be presented as other income or as a reduction of related expense. The Company elected to reduce the expense categories in which the original payroll taxes were incurred.
As of June 30, 2025, the Company recognized a total gross benefit of $3,373, consisting of $2,859 ERC refund and $514 in interest income. The credit was allocated as follows:
•$2,406 to cost of goods sold (“COGS”),
•$453 to selling, general and administrative expense (“SG&A”), and
•$514 to other (income) expense, net.
Additionally, the Company incurred $675 in professional fees related to the ERC, which was recorded to in SGA expense during both the three months and nine months ended June 30, 2025. There was no income or expense recorded for the three months and nine months ended June 30, 2024. As of June 30, 2025, the Company recorded $706 in accounts receivable on the consolidated condensed balance sheets, which was subsequently received on July 7, 2025.
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

The principal components of the assets and liabilities related to discontinued operations classified as held for sale as of September 30, 2024 were as follows:

September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,009
Short-term investments	1,114
Receivables, net	6,259
Inventories, net	6,185
Prepaid expenses and other current assets	1,400
Total current assets	15,967
Property, plant and equipment, net	6,625
Other long-term assets	239
Total assets of discontinued operations	$22,831
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,843
Accounts payable	2,770
Accrued and other current liabilities	3,445
Total current liabilities	10,058
Long-term debt, net	3,536
Other long-term liabilities	354
Total liabilities of discontinued operations	$13,948
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net sales	$—	$7,272	$622	$18,879
Cost of sales	—	5,451	348	14,543
Interest expense, net	—	173	15	406

Income from discontinued operations before income tax expense and gain on sale	—	1,044	214	2,421
Loss on sale of discontinued operations before income tax expense	—	—	(11)	—
Income tax expense from discontinued operations	(106)	55	61	142
Income from discontinued operations, net of tax	$106	$989	$142	$2,279
3.Inventories
Inventories consist of:

	June 30, 2025	September 30, 2024
Raw materials and supplies	$2,754	$1,044
Work-in-process	2,595	3,419
Finished goods	2,055	1,767
Total inventories, net	$7,404	$6,230
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 53% and 30% of the Company’s inventories as of June 30, 2025 and September 30, 2024, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-

end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $9,890 and $10,496 higher than reported as of June 30, 2025 and September 30, 2024, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of June 30, 2025 and September 30, 2024, our inventory valuation allowances were $3,544 and $2,733, respectively.
4.Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss are as follows:

	June 30, 2025	September 30, 2024
Foreign currency translation adjustment	$—	$(5,554)
Retirement plan liability adjustment, net of tax	231	163
Interest rate swap agreement, net of tax	—	2
Total accumulated other comprehensive income (loss)	$231	$(5,389)
During the nine months ended June 30, 2025, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of the CBlade and the substantially complete liquidation of operations in Europe.
5.Leases
The components of lease expense were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Finance lease expense:
Amortization of right-of use assets on finance leases	$12	$2	$36	$5
Interest on lease liabilities	1	—	4	—
Operating lease expense	415	409	1,246	1,229
Variable lease cost	15	20	44	59
Total lease expense	$443	$431	$1,330	$1,293
The following table presents the impact of leasing on the consolidated condensed balance sheet.

	Classification in the consolidated condensed balance sheets	June 30, 2025	September 30, 2024
Assets:
Finance lease assets	Property, plant and equipment, net	$106	$4
Operating lease assets	Operating lease right-of-use assets, net	12,784	13,326
Total lease assets		$12,890	$13,330

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$46	$—
Operating lease liabilities	Short-term operating lease liabilities	941	879
Non-current liabilities:
Finance lease liabilities	Long-term debt, net of current maturities	62	—
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	12,476	13,035
Total lease liabilities		$13,525	$13,914

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended June 30,
	2025	2024
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,246	$1,229
Operating cash flows from finance leases	4	—
Financing cash flows from finance leases	32	—
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	139	—
Operating leases	204	—

	June 30, 2025	September 30, 2024
Weighted-average remaining lease term (years):
Finance leases	2.3	0.0
Operating leases	11.0	11.7
Weighted-average discount rate:
Finance leases	5.2%	—%
Operating leases	6.0%	5.9%
Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

	Finance Leases	Operating Leases
Year ending September 30,
Remainder of 2025	$12	$418
2026	50	1,690
2027	50	1,711
2028	2	1,592
2029	—	1,535
Thereafter	—	11,277
Total lease payments	$114	$18,223
Less: Imputed interest	(6)	(4,806)
Present value of lease liabilities	$108	$13,417
6.Debt
Debt consists of:

	June 30, 2025	September 30, 2024
Revolving credit agreement	$8,372	$20,142
Term loan, net of unamortized debt issuance costs of $58 and nil, respectively	2,541	—
Promissory note — related party	—	3,510
Finance lease obligations	108	—
Other	364	353
Total debt	11,385	24,005
Less — current maturities	(11,323)	(24,005)
Total long-term debt	$62	$—

Loan and Security Agreement
On October 17, 2024, the Company and Quality Aluminum Forge, LLC, a wholly-owned subsidiary of the Company (“QAF”, and together with the Company, the “Borrowers”), entered into a Loan and Security Agreement (the “Loan Agreement”) among the Company and QAF, as borrowers, Siena Lending Group LLC, as Lender (“Siena”), and each of the affiliates of the borrowers signatory to the Loan Agreement from time to time as guarantors.
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have an interest rate equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of June 30, 2025, the Company held $1,553 in compensating balances, which were included in cash and cash equivalents in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 is payable on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of June 30, 2025.
Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement provides that the Company must maintain compliance with a minimum fixed charge coverage ratio, determined in accordance with the Loan Agreement. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of June 30, 2025.
As of June 30, 2025, the Company was in compliance with all covenants under the Loan Agreement. As of June 30, 2025, total availability under the Revolver was $4,892, and no letters of credit were outstanding.
As of June 30, 2025 and September 30, 2024, the Company had effective interest rates of 9.7% and 8.1%, respectively, under its revolving credit agreements.
Debt issuance costs
As of June 30, 2025 and September 30, 2024, the Company had debt issuance costs related to its outstanding revolving credit agreements of $556 and $461, respectively, which are included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $124 and nil, respectively. As of June 30, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $25.
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of June 30, 2025 and September 30, 2024, the Company had outstanding balances under the ED Loan of $144 and $133, respectively.
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
City of Cleveland
In May 2019, the Company entered into a vacant property initiative loan agreement with the City of Cleveland in the amount of $180 at an annual interest rate of 3.6% to construct a die storage building near our Cleveland, OH facility (the “VPI Loan”). The VPI Loan matures in five years with a final balloon payment of all outstanding principal and interest and is forgivable in full contingent upon the Company creating a minimum number of new jobs and maintaining minimum employment levels during the term of the loan. As of both June 30, 2025 and September 30, 2024, the Company had amounts outstanding under the VPI Loan of $220.
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
7.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2025 was (37.2)%, compared with (0.2)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.

8.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Service cost	$43	$45	$130	$135
Interest cost	236	271	708	813
Expected return on plan assets	(264)	(261)	(793)	(782)
Amortization of net loss	23	44	68	130
Settlement cost	—	60	0	60
Net periodic pension cost	$38	$159	$113	$356
During the nine months ended June 30, 2025 and 2024, the Company made $175 and $32 in cash contributions, and zero and $87 in non-cash contributions utilizing carryover balance, respectively, to its defined benefit pension plans. The Company anticipates making $121 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2025, and will use carryover balances from previous periods that have been available for use as a credit to reduce the amount of cash contributions that the Company is required to make to certain defined benefit plans in fiscal 2025. The Company’s ability to elect to use such carryover balance will be determined based on the actual funded status of each defined benefit pension plan relative to the plan’s minimum regulatory funding requirements. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2025.
9.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first nine months of fiscal 2025, the Company granted 47 time-based restricted shares under the 2016 Plan to non-employee directors with a grant date fair value of $3.70 per share. The awards vest over one year.
In the first nine months of fiscal 2025, the Company granted 10 time-based restricted shares under the 2016 Plan to certain key employees with a grant date fair value of $4.14 per share. The awards vest over three years. There were 42 shares forfeited during the nine months ended June 30, 2025. No performance-based shares were granted during the nine months ended June 30, 2025.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 370 shares that remain available for award as of June 30, 2025. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation expense under the 2016 Plan was $135 and $243 during the first nine months of fiscal 2025 and 2024, respectively, and $47 and $72 during the three months ended June 30, 2025 and 2024, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of June 30, 2025, there was $170 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 0.9 years.
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Commercial revenue	$8,688	$11,841	$28,166	$30,851
Military revenue	13,407	10,145	33,839	27,124
Total	$22,095	$21,986	$62,005	$57,975
The following table represents revenue by end market:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Aerospace components for:
Fixed wing aircraft	$13,206	$10,631	$40,432	$30,650
Rotorcraft	5,215	5,470	11,538	12,817
Commercial space	1,173	3,928	4,214	9,288
Energy components for power generation units	334	529	2,048	1,584
Commercial product and other revenue	2,167	1,428	3,773	3,636
Total	$22,095	$21,986	$62,005	$57,975
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 61% and 52% of total net sales for the nine months ended June 30, 2025 and 2024, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the nine months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Contract assets — beginning balance	$10,745	$10,091
Additional revenue recognized over-time	37,616	30,272
Less amounts billed to the customers	(35,680)	(30,308)
Contract assets — ending balance	$12,681	$10,055

	June 30, 2025	June 30, 2024
Contract liabilities — beginning balance	$2,879	$731
Payments received in advance of performance obligations	2,898	4,228
Performance obligations satisfied	(3,716)	(1,523)
Contract liabilities — ending balance	$2,061	$3,436
During the three and nine months ended June 30, 2025, the Company recognized revenues of approximately $2,050 and $3,716, respectively, that were included in contract liabilities at the beginning of fiscal year 2025. During the three and nine months ended June 30, 2024, the Company recognized revenues of approximately $0 and $1,523, respectively, that were included in contract liabilities at the beginning of fiscal year 2024.
Accounts receivable were $15,638 and $17,970 as of September 30, 2023 and June 30, 2024, respectively. There were no material impairment losses recorded on contract assets as of June 30, 2025 and September 30, 2024.
Remaining performance obligations
As of June 30, 2025, the Company has $130,419 of remaining performance obligations (including contract assets), of which $92,525 are anticipated to be complete within the next 12 months.
11.Commitments and Contingencies
In the normal course of business, the Company may be involved in ordinary, routine legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters; however, it does not anticipate any material impact on its financial condition or results of operations from these matters. The Company maintains various liability insurance coverages to protect its assets from losses arising out of or involving activities associated with ongoing and normal business operations; however, it is possible that the Company’s future operating results could be affected by future costs of litigation.
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
The Company’s Cleveland bargaining unit 1 ratified its CBA in fiscal 2020 and such CBA expired on May 15, 2025. On May 9, 2025, the Company reached an agreement on a new CBA with the International Association of Machinists (“IAM”) and its employee members. The new CBA took effect on May 15, 2025 and contains substantially similar terms and conditions as the expired CBA.
The second bargaining unit, under its new representative the International Brotherhood of Boilermakers (“IBB”), was ratified in fiscal 2022 and expired on March 31, 2025. The Company continues to be in negotiations with the IBB and its employee members, who continue to work under the terms of the expired IBB CBA. The Company anticipates ratification of a new agreement during the fourth quarter of fiscal 2025 with substantially similar terms and conditions as the expired IBB CBA.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or

“A&E”) industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulatory compliance, and trade measures such as significant tariffs - including recently announced U.S. tariffs on aluminum and steel; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment to win new competitions and meet the needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; and (18) extraordinary or force majeure events affecting the business or operations of our business.
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
As a result of the sale transaction, the Company’s financial statements have been prepared with the net assets of CBlade presented as held for sale as of September 30, 2024, and the results of operations and cash flows of CBlade have been presented as discontinued operations for the nine months ended June 30, 2025 and 2024. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations of the notes to unaudited consolidated condensed financial statements.
Backlog of Orders
SIFCO’s total backlog as of June 30, 2025 was $130.4 million, of which $92.5 million are anticipated to be complete within the next 12 months, compared with total backlog of $123.2 million as of June 30, 2024. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.

Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024
Net Sales
Net sales comparative information for the third quarter of fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase/ (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$13.2	$10.6	$2.6
Rotorcraft	5.2	5.5	(0.3)
Commercial space	1.2	3.9	(2.7)
Energy components for power generation units	0.3	0.5	(0.2)
Commercial product and other revenue	2.2	1.5	0.7
Total	$22.1	$22.0	$0.1
Net sales for the third quarter of fiscal 2025 increased $0.1 million to $22.1 million, compared with $22.0 million in the comparable period of fiscal 2024. Fixed wing sales increased $2.6 million compared with the same period last year, primarily due to higher demand across most programs. Rotorcraft sales declined compared with the same period last year primarily due to the timing of orders in the H60 program. Commercial space products decreased by $2.7 million year-over-year due to reduced procurement activity in the commercial space market. One key customer, significantly scaled back orders as they manage excess inventory. Net sales for the energy components for power generation units decreased slightly by $0.2 million. Commercial products and other revenue increased $0.7 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 39.3% and 60.7%, respectively, of total net sales in the third quarter of fiscal 2025, compared with 53.9% and 46.1%, respectively, in the comparable period in fiscal 2024. Commercial net sales decreased $3.2 million to $8.7 million in the third quarter of fiscal 2025, compared with $11.9 million in the comparable period of fiscal 2024, primarily due to reduced procurement activity in the commercial space market, partially offset by higher demand in the commercial aerospace market. Military net sales increased by $3.3 million to $13.4 million in the third quarter of fiscal 2025, compared with $10.1 million in the comparable period of fiscal 2024, primarily due to increased demand across multiple programs.
Cost of Goods Sold
Cost of goods sold (“COGS”) decreased by $3.1 million, or 16.2%, to $16.2 million, or 73.3% of net sales, during the third quarter of fiscal 2025, compared with $19.3 million, or 87.7% of net sales, in the comparable period of fiscal 2024. The decrease is primarily due to the Employee Retention Credit (“ERC”) benefit of $2.4 million recognized and favorable mix of products sold in our fixed wing aircraft sector, partially offset by sales volume.
Gross Profit
Gross profit increased by $3.2 million to $5.9 million in the third quarter of fiscal 2025, compared with $2.7 million gross profit in the comparable period of fiscal 2024, primarily due to the ERC benefit of $2.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $2.6 million, or 11.9% of net sales, during the third quarter of fiscal 2025, compared with $2.6 million, or 11.7% of net sales, in the comparable period of fiscal 2024. While total SG&A expenses remained flat, the composition of costs changed year-over-year. The third quarter of fiscal 2025 included a $0.5 million benefit recognized from the ERC and lower employee-related expenses resulting from reduced headcount due to deferred backfill of certain positions. These decreases were partially offset by approximately $0.7 million in legal and professional fees related to the ERC claim process. In addition, SG&A expenses in the prior-year period included a one-time credit of $0.6 million from a vendor pertaining to the fiscal 2023 cybersecurity incident and a $0.4 million severance cost, which did not recur in the current period.

Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the third quarter of fiscal 2025 and 2024:

(Dollars in millions)	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2025	2024	2025	2024
Revolving credit agreement	9.9%	8.1%	$10.0	$18.0
Term loan	10.1%	—%	$2.7	$—
Other debt	2.3%	—%	$0.4	$0.3
Promissory note (related party)	—%	13.3%	$—	$3.3
Income Taxes
The Company’s effective tax rate through the third quarter of fiscal 2025 was 1.2%, compared with 0.0% for the same period of fiscal 2024. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Income (Loss) from Continuing Operations
Income from continuing operations was $3.3 million during the third quarter of fiscal 2025, compared with a loss from continuing operations of $0.9 million in the comparable period of fiscal 2024. The improvement was primarily driven by a net benefit recognized of $2.7 million related to the ERC, as well as higher gross margins, lower SG&A expenses discussed above, and reduced interest expense due to lower average debt outstanding.
Nine Months Ended June 30, 2025 compared with Nine Months Ended June 30, 2024
Net Sales
Net sales comparative information for the first nine months of fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$40.4	$30.7	$9.7
Rotorcraft	11.5	12.8	(1.3)
Commercial space	4.3	9.3	(5.0)
Energy components for power generation units	2.0	1.6	0.4
Commercial product and other revenue	3.8	3.6	0.2
Total	$62.0	$58.0	$4.0
Net sales for the first nine months of fiscal 2025 increased $4.0 million to $62.0 million, compared with $58.0 million in the comparable period of fiscal 2024. Fixed wing sales increased $9.7 million compared with the same period last year, primarily due to higher demand across most programs. Rotorcraft sales declined $1.3 million compared with the same period last year primarily due to the timing of orders in the H60 program. Commercial space products decreased by $5.0 million year-over-year due to reduced procurement activity in the commercial space market. One key customer, significantly scaled back orders as they manage excess inventory. Net sales for the energy components for power generation units increased by $0.4 million due to growth in the steam turbine markets. Commercial products and other revenue increased $0.2 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 45.4% and 54.6%, respectively, of total net sales in the first nine months of fiscal 2025, compared with 53.2% and 46.8%, respectively, in the comparable period in fiscal 2024. Commercial net sales decreased $2.7 million to $28.2 million in the first nine months of fiscal 2025, compared with $30.9 million in the comparable period of fiscal 2024, primarily due to reduced procurement activity in the commercial space market due to the reasons noted above. Military net sales increased by $6.7 million to $33.8 million in the first nine months of fiscal 2025, compared with $27.1 million in the comparable period of fiscal 2024, primarily due to increased demand across most programs.

Cost of Goods Sold
COGS decreased by $0.7 million, or (1.3)%, to $53.6 million, or 86.5% of net sales, during the first nine months of fiscal 2025, compared with $54.3 million, or 93.7% of net sales, in the comparable period of fiscal 2024. The increase is primarily due to higher sales volume, partially offset by a $2.4 million ERC benefit recognized.
Gross Profit
Gross profit increased $4.7 million to $8.4 million in the first nine months of fiscal 2025, compared with $3.7 million gross profit in the comparable period of fiscal 2024. The increase was primarily driven by higher sales volume and improved pricing, as well as a $2.4 million ERC benefit recognized.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $7.8 million, or 12.6% of net sales, during the first nine months of fiscal 2025, compared with $8.5 million, or 14.6% of net sales, in the comparable period of fiscal 2024. The decrease in SG&A expenses was primarily due to lower employee-related expenses, resulting from reduced headcount due to deferred backfill of certain positions and a $0.5 million benefit recognized from ERC. These decreases were partially offset by approximately $0.7 million in legal and professional fees related to the ERC submission process. In addition, SG&A expenses in the prior-year period included a one-time credit of $0.6 million from a vendor pertaining to the fiscal 2023 cybersecurity incident and $0.4 million severance cost, which did not recur in the current period.
Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2025 and 2024:

(Dollars in millions)	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2025	2024	2025	2024
Revolving credit agreement	9.7%	8.0%	$11.7	$16.8
Term loan	10.2%	—%	$2.6	$—
Other debt	4.3%	0.6%	$0.4	$0.3
Promissory note (related party)	—%	8.9%	$—	$3.3
Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2025 was (37.2)%, compared with (0.2)% for the same period of fiscal 2024. The decrease in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2025 compared with the same period of fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Loss from continuing operations was $0.4 million during the first nine months of fiscal 2025, compared with $7.2 million in the comparable period of fiscal 2024 due to higher sales volumes and gross margins improvements coupled with lower SG&A expenses, lower interest expense attributable to lower average debt outstanding during the period and the net benefit recognized of $2.7 million related to ERC.
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
The following table sets forth a reconciliation of net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Nine Months Ended June 30,
Dollars in thousands	2025	2024	2025	2024
Net income (loss)	$3,408	$72	$(300)	$(4,940)
Less: Income from discontinued operations, net of tax	106	989	142	2,279
Income (loss) from continuing operations	3,302	(917)	(442)	(7,219)
Adjustments:
Depreciation and amortization expense	1,541	1,195	3,912	3,607
Interest (income) expense, net	391	905	1,289	2,065
Income tax expense	41	—	120	11
EBITDA	5,275	1,183	4,879	(1,536)
Adjustments:
Foreign currency exchange loss (gain), net (1)	5	(1)	4	—
Other (income) expense, net (2)	(479)	99	(404)	253
Gain on disposal of assets (3)	—	—	—	4
Non-recurring severance expense adjustments (4)	—	435	(19)	435
Equity compensation (4)	47	72	135	243
Pension settlement/curtailment benefit (5)	—	60	—	60
Transaction-related expense adjustments (6)	—	—	(16)	—
LIFO impact (7)	(470)	475	(606)	826
IT incident costs, net (8)	—	(628)	—	(605)
Strategic alternative expense (9)	—	79	—	399
Adjusted EBITDA	$4,378	$1,774	$3,973	$79
(1)Represents the gain or loss from changes in the exchange rates between the functional currency and the foreign currency in which the transaction is denominated.
(2)Represents miscellaneous non-operating income or expense, such as pension costs or other income from ERC.
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
(6)Represents credits related to transaction-related legal fees incurred primarily in connection with the unsuccessful attempt in which the Company was the acquisition target.
(7)Represents the change in the reserve for inventories for which cost is determined using the last-in, first-out (“LIFO”) method.
(8)Represents incremental information technology costs (and credits) as it relates to the cybersecurity incident and loss on insurance recovery.

(9)Represents expense related to evaluation of strategic alternatives.
B.Liquidity and Capital Resources
Cash and cash equivalents were $2.0 million and $1.7 million as of June 30, 2025 and September 30, 2024, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of June 30, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (the “2024 Annual Report”). Additionally, refer to Note 19 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2024 Annual Report for more information related to the Company’s pension and defined contribution plans.
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
We believe that our existing cash and available credit lines will be sufficient to finance our continued operations, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company’s liquidity could be negatively affected if the Company is unable to obtain capital, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. For details regarding our debt agreements, see Note 6 — Debt of the notes to unaudited consolidated condensed financial statements.
Operating Activities
The Company’s operating activities used $0.6 million of cash in the first nine months of fiscal 2025, primarily due to net operating loss from continuing operations of $0.4 million partially offset by depreciation and amortization of $3.9 million and change in inventory valuation accounts of $0.5 million and LIFO effect of $0.6 million. The uses of cash from working capital of $4.3 million was primarily due to decreases in accrued liabilities and accounts payable due to timing of payments, partially offset by decreases in accounts receivable.
The Company’s operating activities used $3.5 million of cash in the first nine months of fiscal 2024, primarily due to net operating loss of $7.2 million partially offset by depreciation and amortization of $3.6 million and change in inventory valuation accounts of $0.3 million and LIFO effect of $0.8 million. The uses of cash from working capital of $2.3 million was primarily due to increases in inventory of $4.5 million and account receivables of $2.3 million, partially offset by prepaid expense reductions and $0.8 million, and an increase in accounts payable of $0.9 million. The increase in inventory was primarily due to increase in raw material and work in process to meet heightened customer demand. The increase in accounts receivable was due to increases in customer shipments. The increase in accounts payable was due to increases in raw material purchases and outside processing fees related to inventory build.
Investing Activities
During the first nine months of fiscal 2025 and 2024, cash used for investing activities was $0.3 million and $1.7 million, respectively, attributable to capital expenditures. Capital commitments as of June 30, 2025 were $0.1 million. The Company anticipates that the remaining total fiscal 2025 capital expenditures will be within the range of $0.5 million to $1.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.
Financing Activities
Cash used in financing activities was $13.4 million in the first nine months of fiscal 2025, compared with $6.2 million provided by financing activities in the first nine months of fiscal 2024. The year-over-year decrease in cash from financing was primarily related to higher repayments on our revolving credit line and the debt refinancing during fiscal 2025.
Refer to Note 6 — Debt of the notes to unaudited consolidated condensed financial statements for details regarding our financing activities during the nine months ended June 30, 2025.
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
C.Recent Accounting Standards
No recent accounting standards were adopted during the nine months ended June 30, 2025. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2024 Annual Report.
Item 4.    Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
Our business is subject to risks associated with changes in international trade policies, including tariffs and other trade restrictions. On February 10, 2025, the President of the United States issued an executive order increasing the tariff rate on aluminum and steel imports to 25% from 10% and eliminating numerous tariff exclusions. This action followed similar orders issued on February 1, 2025, imposing 25% tariffs on imports from Mexico and Canada. In June 2025, these tariffs were further increased to 50% on imports from all countries except the United Kingdom, effective June 4, 2025.
While our manufacturing operations are primarily located in the United States, and we currently do not expect these measures to have a material direct impact on our operations, we are continuing to assess potential indirect effects, including increased costs for raw materials, potential disruptions to our supply chain, and inflationary pressure on component and input pricing. These developments may require us to adjust pricing, renegotiate supplier terms, or shift sourcing strategies, which could adversely affect our margins, customer relationships, and overall competitiveness.
The ultimate impact of these measures remains uncertain and will depend on various factors such as their scope, duration, and the potential for further escalation in trade tensions. Any such impacts could adversely affect our business, financial condition, results of operations, and cash flows.

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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 14, 2025, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2025 and 2024, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of June 30, 2025 and September 30, 2024, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2025 and 2024, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods June 30, 2025 and 2024, and (v) the Notes to the Consolidated Condensed Financial Statements.

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

SIFCO Industries, Inc.
(Registrant)

August 14, 2025	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	/s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)