Form 10-K
period 2025-09-30
SIFCO INDUSTRIES INC
filed 2025-12-22
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
or
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
Yes ☐ No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter is $14,255,290.
The number of the Registrant’s Common Shares outstanding at December 5, 2025 was 6,173,688.
Documents Incorporated By Reference
Certain information contained in the definitive Proxy Statement for the Company’s Annual Meeting of Shareholders to be held on January 28, 2026 is incorporated by reference into Part III hereof.

Annual Report on Form 10-K
For the Year Ended September 30, 2025

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
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of CBlade S.p.A. Forging & Manufacturing, an Italian joint stock company located in Maniago, Italy, and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the planned sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as assets held for sale as of September 30, 2024 and discontinued operations, respectively, as of and for the years ended September 30, 2025 and 2024. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements.
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
SIFCO’s long-term plan is to seek to maintain a balance of military and commercial aerospace revenues, supplemented with revenue from energy, commercial space, and other adjacent market components. In fiscal 2025, commercial and military revenues accounted for 43.5% and 56.5% of revenues, respectively, compared with 52.4% in commercial revenues and 47.6% in military revenues in fiscal 2024. The Company’s capabilities are focused on supplying critical components, consisting primarily of steel, high temperature alloys, nickel alloys, titanium and aluminum.
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
Raw Materials
SIFCO generally has multiple sources for its raw materials, which consist primarily of high-quality metals essential to its business. Suppliers of such materials are located principally in North America. SIFCO generally does not depend on a single source for the supply of its raw materials. Due to the limited supply of certain raw materials, some material is provided by a small number of suppliers; however, SIFCO believes that its sources are adequate for its business. In recent years, the Company occasionally experienced delays in the supply chain, which, if such delays reoccur, could affect our ability to timely obtain materials and components from our suppliers in the quantities we require or on favorable terms. As a result of increased supply chain lead times and inflationary pressures, the Company has experienced increases in pricing for raw materials, which could affect our customer demand and cost. However, SIFCO believes that its ability to pass through raw material costs under certain contractual agreements and discrete orders limits this exposure. For those contractual agreements under which pass through pricing is not permissible, a material adverse effect upon the profitability of one or more of the affected contracts, future period financial reporting and performance may result.

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
Industry
The performance of the domestic and international air transport industry, the global energy sector, the semiconductor supply chain, and U.S. government defense spending continues to directly and significantly affect the Company's results.
•SIFCO supplies new and spare components to the U.S military for aircraft, helicopters, vehicles, and munitions. Key programs include the H-60 Black Hawk, C-130, F-18 and F-35. U.S. defense spending remains elevated due to geopolitical tensions and modernization initiatives; however, procurement priorities may shift based on changes in threat assessments, government leadership, budget constraints, and strategic focus. Sustainment demand for legacy platforms remains strong, and most Company-supported programs continue to experience stable or favorable trends.
•SIFCO supplies components for commercial aircraft, principally for large aircraft produced by Boeing and Airbus, as well as for general aviation. Global air travel has recovered to pre-pandemic levels, driving increased aircraft utilization and order activity. Airbus production rates, particularly for the A320neo and A350, continue to rise. Boeing’s 787 and 737 MAX programs are progressing through quality-related production constraints, and the 777-9 continues toward certification. These conditions support a continued recovery in demand for forged components.
•SIFCO supplies components to the commercial space industry, which is experiencing rapid growth driven by increased launch cadence, expansion of satellite constellations, reusability, and new entrants. This market's ongoing innovation and development present opportunities for the Company to increase market share as customers seek suppliers with advanced materials and high-reliability capabilities.
•SIFCO supplies components used in semiconductor manufacturing industry. These products require high-purity materials and stringent technical performance. Global investment in semiconductor fabrication—supported by government incentives and increased demand for advanced chips—continues to drive growth in equipment production. The Company’s materials expertise and customer qualifications position it to benefit from continued market expansion.
•SIFCO supplies new and spare components to the energy sector. While renewable energy markets continue to expand, demand for traditional oil and gas equipment has stabilized as global commodity prices normalize. Increased investment in Liquefied Natural Gas projects, refining capacity, and upstream infrastructure supports steady demand. The Company has reduced dependence on OEM production cycles while maintaining flexibility to meet aftermarket needs and respond to changing sector dynamics.
Competition
SIFCO competes with numerous companies, both in and tangential to the A&E industry. SIFCO competes with both U.S. and non-U.S. suppliers of forgings, some of which are significantly larger than SIFCO; however, our competitors range from companies focused on the A&E markets to large diversified corporations that may also have business interests outside of the A&E markets to smaller companies that offer a limited portfolio of products in this market. SIFCO believes that it has an advantage and distinguishes itself in the primary markets it serves due to its: (i) demonstrated A&E expertise; (ii) focus on quality and customer service; (iii) operating initiatives such as SMART (Streamlined Manufacturing Activities to Reduce Time/Cost); and (iv) broad range of capabilities and offerings. As customers establish and utilize new facilities throughout the world, SIFCO will continue to encounter non-U.S. competition. SIFCO believes it can expand its market share by (i) continuing to increase capacity utilization; (ii) broadening its product lines through investment in equipment that expands its manufacturing capabilities; and (iii) developing new customers in markets where the participants require similar technical competence and service as those in the A&E industries. See further discussion of the risks relating to competition SIFCO faces in Item 1A. Risk Factors.
Government Contracts
Companies, such as SIFCO, that supply equipment and products to the U.S. military are subject to certain risks related to commercial relationships with the U.S. government and its agencies. Under the terms of these agreements, it is possible for demand and build rates to fluctuate or for the U.S. government to terminate existing contracts.

Customers and Seasonality
During fiscal 2025, SIFCO had one direct customer that accounted for 18% of consolidated net sales; and 34% of the Company’s consolidated net sales were from two customers and their direct subcontractors, which individually accounted for 18% and 16% of net sales, respectively. SIFCO believes that the loss of sales to these customers would result in a material adverse impact on the business. However, SIFCO has maintained a business relationship with these customers for many years and is currently conducting business with them under multi-year agreements. Although there is no assurance that these relationships will continue, as one or more major customers have reduced their purchases in the past, historically SIFCO has generally been successful in gaining new business from these customers or from other customers to offset any potential reduction in purchases, thereby avoiding a material adverse impact on the Company. SIFCO relies on its ability to adapt its services and operations to changing requirements of the market in general and its customers in particular. No material part of SIFCO’s business is seasonal. For additional financial information about geographic areas, refer to Note 13 — Segment Information of the Notes to Consolidated Financial Statements.
Backlog of Orders
SIFCO’s total backlog as of September 30, 2025 increased to $119.2 million, compared with $114.4 million as of September 30, 2024. Orders for delivery scheduled in the upcoming fiscal year 2026 increased to $87.3 million compared with $85.0 million scheduled as of the end of the 2024 fiscal year. Orders may be subject to modification or cancellation by the customer with limited charges. The increase in total backlog as of September 30, 2025 compared with the previous year is primarily due to timing of annual awards, SIFCO’s customers adjusting orders due to recovery within the commercial airline industry, new content awarded, and extended raw material lead times. Backlog information may not be indicative of future sales.
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
D.Human Capital Management
Excluding CBlade employees due to the sale of this business in October 2024, SIFCO employed approximately 244 full-time employees at the beginning of fiscal 2025, which increased slightly to approximately 259 employees at the end of fiscal 2025.
The Company’s employees include full-time, part-time, and temporary employees. As of September 30, 2025, all employees were located within the U.S., excluding CBlade due to its sale in October 2024. Approximately 68% of our workforce within the U.S. is composed of skilled and unskilled labor, and the remaining population includes management, corporate, administrative and support staff.
The Company is a party to collective bargaining agreements (“CBA”) with certain employees within the Cleveland location. The Company’s Cleveland bargaining unit 1 new CBA took effect on May 15, 2025 and contains substantially similar terms and conditions as the expired CBA. The second bargaining unit CBA expired on March 31, 2025. The Company continued to be in negotiations with unit 2, who continued to work under the terms of the expired CBA. Subsequent to year-end, the new CBA took effect on October 4, 2025 and contains similar terms and conditions as the expired CBA. The CBlade business was sold to a third party on October 15, 2024, and all employees and obligations transferred to the third party with the consummation of this sale.
At September 30, 2025, approximately 94 of the hourly plant personnel are represented by two separate collective bargaining agreements. The table below shows the expiration dates of the collective bargaining agreements.

Plant locations	Expiration date
Cleveland, Ohio (unit 1)	May 12, 2030
Cleveland, Ohio (unit 2)	March 31, 2029
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

Name	Age	Title and Business Experience
George Scherff	82	Chief Executive Officer since July 2024. Prior to joining the Company, Mr. Scherff served as CEO for Thermal Systems Manufacturing, Paradigm Packaging, Lund International, ABC Truck Body, and Hartzell Manufacturing following its merger with Continental Metal Specialties. He has a bachelor’s degree from The Ohio State University and a master’s degree in mechanical engineering from the University of Toledo. Mr. Scherff has successfully led middle-market organizations through periods of growth and transition and most recently served as a consultant, providing services to various companies with a focus on operational improvement.
Jennifer Wilson	46	Chief Financial Officer since November 13, 2024. Ms. Wilson served as the Company’s Director of External Reporting since 2022. She brings significant experience in strategic accounting and finance and a deep knowledge of the Company’s accounting and operating organization. Prior to her role as Director of External Reporting, Ms. Wilson served as the Controller of the Company’s Orange, California-facility and as the Director of Financial Planning and Analysis. Prior to joining the Company, Ms. Wilson served as an Accounting and Finance Consultant with Resources Global Professionals and as a Manager of Accounting and Treasury for Technical Consumer Products. She is a certified public accountant and holds a Masters of Business Administration and Bachelor of Science in accounting from David N. Myers University.
E.Non-U.S. Operations
The Company’s products are distributed in the U.S. as well as non-U.S. markets.
Financial information about the Company’s U.S. and non-U.S. operations is set forth in Note 13 — Segment Information of the Notes to Consolidated Financial Statements.
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
At times, our supplying of products to the U.S. military has been adversely affected by significant changes in U.S. defense and national security budgets. Budget changes that result in a decline in overall spending, program delays, program cancellations or a slowing of new program starts on programs in which we participate could materially adversely affect our business, prospects, financial condition or results of operations. Future levels of expenditures and authorizations for defense-related programs by the U.S. government may decrease, remain constant or shift to programs in areas where we do not currently provide products, thereby reducing the chances that we will be awarded new contracts. Moreover, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral of government spending, may negatively impact U.S. or global economic conditions, and we could be at risk of program cancellations or other disruptions and nonpayment as a result. When the federal government operates under a continuing resolution, new contract and program starts are restricted and certain of our funding programs may be unavailable, reduced or delayed. Shifting funding priorities or federal budget compromises also could result in reductions in overall defense spending on an absolute or inflation-adjusted basis, which could adversely impact our business.
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
We are subject to risks related to changes in U.S. and international trade policies, including new or increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.
In April 2025, the U.S. imposed global trade tariffs on a wide range of products and goods. Our business may be adversely affected by evolving global trade policies, including tariffs and other trade restrictions. We are subject to risks associated with changes in international trade policies, regulations, and relationships. In recent years, multiple countries, including the United States, the People's Republic of China, and members of the European Union, among others have enacted tariffs, export controls, quotas, and other forms of trade restrictions on a variety of goods and services. These measures have led to increased costs, supply chain disruptions, and reduced demand across several industries. Although certain tariffs have been reduced or delayed, the potential for future escalation or the imposition of new trade restrictions remains. Ongoing or future trade disputes may impact the availability and cost of materials used in our manufacturing processes. In some cases, suppliers may struggle to meet increased demand resulting from accelerated purchasing ahead of anticipated policy changes, further exacerbating supply chain instability. Additionally, retaliatory actions or changes in trade policies by foreign governments may reduce the demand for our customers’ products in impacted regions, which could lead to reduced orders and revenue for us. If we are unable to mitigate the effects of increased costs or pass them on to our customers, our gross margins, financial condition, and results of operations could be materially and adversely affected. We cannot predict the outcome of current or future trade negotiations, the timing of any policy changes, or the impact such changes may have on our industry, supply chain, or customer base.
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
As of September 30, 2025, our total backlog was $119.2 million. Orders may be canceled and scope adjustments may occur, and we may not realize the full amounts of sales that we anticipate in our backlog numbers. Further, there is no assurance that our customers will purchase all the orders represented in our backlog, due in part to the U.S. government’s ability to modify, curtail or terminate major programs. Additionally, the timing of receipt of orders, if any, on contracts included in our backlog could change. The failure to realize amounts reflected in our backlog could materially adversely affect our business, financial condition and results of operations in future periods.
SIFCO business is dependent on a few number of direct and indirect customers.
A substantial portion of SIFCO’s business is conducted with a relatively small number of large direct and indirect customers. In fiscal 2025, one direct customer accounted for approximately 18% percent of our consolidated net sales and two direct customers and their direct subcontractors accounted for approximately 34% of the Company’s consolidated net sales. A financial hardship experienced by any one of these key customers, the loss of any of them or a reduction in or substantial delay of orders from any of them could have a material adverse effect on our business.
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
Failure by our subcontractors to perform could materially and adversely affect our contract performance and its ability to obtain future business.
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
The Sarbanes-Oxley Act, among other things, requires that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. Our testing has previously revealed, and in the future may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, the market price of our stock could decline if investors and others lose confidence in the reliability of our financial statements and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.
Labor disruptions by our employees or personnel turnover and/or shortage could adversely affect our business.
As of September 30, 2025, we employed approximately 259 people (excluding CBlade due to its sale in October 2024). We face competition for management and employees from other companies and organizations. If we continue to experience turnover and/or are unable to quickly hire employees and subsequently retain our workforce, or we experience a significant or prolonged work stoppage in such an environment, we may experience increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees, and our ability to secure new work and our results of operations and financial condition could be adversely affected. Additionally, we are party to a collective bargaining agreement with certain employees at our Cleveland, Ohio facility. Although we have not experienced any material labor-related work stoppage and consider our relations with our employees to be good, labor stoppages may occur in the future. If the unionized workers were to engage in a strike or other work stoppage, or if SIFCO is unable to negotiate acceptable collective bargaining agreements with the unions, or if other employees were to become unionized, we could experience a significant disruption of our operations, higher ongoing labor costs and possible loss of customer contracts, which could have an adverse effect on our business and results of operations.

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
Goodwill is a component of our assets. At September 30, 2025, goodwill was $3.5 million of our total assets of $73.4 million. We may have to write off all or part of our goodwill if the value becomes impaired. Although this write-off would be a non-cash charge, it could reduce our earnings and our financial condition.
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
Volatility in the market price of our common stock may prevent shareholders from being able to sell your shares at or above the price you paid for your shares or at all. The market price of our common stock could fluctuate significantly for various reasons, which include:
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
Most recently, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Our Business and Operations.”
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
Our management team, including our Data Protection Officer and external counsel, are responsible along with the Company’s Board of Directors for assessing and managing our material risks from cybersecurity threats. Our Data Protection Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Data Protection Officer has extensive experience in overseeing information technology and cybersecurity programs. Collectively, has approximately twenty years of experience in information technology, including more than eight years with direct responsibility for cybersecurity oversight and implementation. This experience included developing and implementing a cybersecurity incident response playbook and leading initiatives to achieve compliance with the NIST CSF 2.0 cybersecurity regulatory framework. Other experience included expanding and maintaining cybersecurity program in response to evolving state regulatory requirements, implementing automated playbooks to prevent and mitigate cyber threats, and overseeing compliance efforts related to NYDFS and CCPA. This backgrounds equips management with practical cybersecurity knowledge, and includes direct experience in cybersecurity program development, incident response readiness, automation of threat prevention, and compliance with applicable cybersecurity and data privacy regulations.
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
Item 2. Properties
The Company’s property, plant and equipment include the facilities described below and a substantial quantity of machinery and equipment, most of which consists of industry specific machinery and equipment using special dies, jigs, tools and fixtures and in many instances having automatic control features and special adaptations. In general, the Company’s property, plant and equipment are in good operating condition, are well maintained, and its facilities are in regular use. The Company considers its investment in property, plant and equipment as of September 30, 2025 suitable and adequate given the current product offerings for the respective operations in the current business environment. The square footage numbers set forth in the following paragraph are approximations:
•SIFCO operates and manufactures in multiple facilities—(i) an owned 280,000 square foot facility located in Cleveland, Ohio, which is also the site of the Company’s corporate headquarters and (ii) leased facilities aggregating approximately 70,500 square feet located in Orange, California.
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
Dividends and Shareholders
The Company did not declare a cash dividend during fiscal 2025 or fiscal 2024. The Company will continue to evaluate the payment of dividends annually based on its relative profitability, available resources, and investment strategies. The Company currently intends to retain a significant majority of its earnings for operations, focusing on its long-term plan and growth. Additionally, the Company’s ability to declare or pay cash dividends is limited by its credit agreement. At December 5, 2025, there were approximately 241 shareholders of record of the Company’s Common Shares, as reported by Computershare, Inc., the Company’s Transfer Agent and Registrar, which maintains its U.S. corporate offices at 250 Royall Street, Canton, MA 02021.
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
CBlade Sale
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of CBlade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
As a result of the planned sale transaction, the Company’s financial statements have been prepared with the net assets, results of operations, and cash flows of CBlade presented as assets held for sale and discontinued operations, respectively, as of and for the years ended September 30, 2025 and 2024. All historical statements, amounts and related disclosures have been retrospectively adjusted to conform to this presentation. Refer to Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements.

Fiscal Year 2025 Compared with Fiscal Year 2024
Net Sales
Net sales comparative information for fiscal 2025 and 2024 is as follows:

(Dollars in millions)	Years Ended September 30,		Year Over Year Increase (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$51.4	$41.8	$9.6
Rotorcraft	17.1	17.3	(0.2)
Commercial space	5.0	13.2	(8.2)
Energy components for power generation units	2.5	1.8	0.7
Commercial products and other revenue	8.8	5.5	3.3
Total	$84.8	$79.6	$5.2
Net sales in fiscal 2025 increased 6.5%, or $5.2 million, to $84.8 million, compared with $79.6 million in fiscal 2024. Fixed wing aircraft sales increased $9.6 million compared with the same period last year primarily due to higher demand across most programs. Rotorcraft sales decreased $0.2 million in fiscal 2025 compared to the same period in fiscal 2024 primarily due to timing of orders in the H-60 program. Commercial space products decreased by $8.2 million year-over-year due to reduced procurement activity in the commercial space market. One key customer, significantly scaled back orders as they manage excess inventory. Energy components for power generation units increased $0.7 million due to growth in the steam turbine markets. Commercial products and other revenue increased by $3.3 million in fiscal 2025 compared to fiscal 2024, mostly due to timing of orders related to munitions programs.
Commercial net sales were 43.5% of total net sales and military net sales were 56.5% of total net sales in fiscal 2025, compared with 52.4% and 47.6%, respectively, in fiscal 2024. Commercial net sales decreased $4.8 million to $36.9 million in fiscal 2025, compared to $41.7 million in fiscal 2024 primarily due to reduced procurement activity in the commercial space market due to reasons noted above. Military net sales increased $10.0 million to $47.9 million in fiscal 2025, compared to $37.9 million in fiscal 2024 primarily due to increased demand across most programs.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $0.6 million, or 0.8%, to $74.2 million, or 87.5% of net sales, during fiscal 2025, compared with $73.7 million, or 92.5%, of net sales during fiscal 2024. The increase was primarily due to higher sales volume, partially offset by $3.0 million of Employee Retention Credit (“ERC”) benefit.
Gross Profit
Gross profit increased by $4.6 million, to $10.6 million during fiscal 2025, compared with $6.0 million in fiscal 2024. Gross margin percent of sales was 12.5% during fiscal 2025, compared with 7.5% in fiscal 2024, primarily due to higher sales and improved margin, as well as $3.0 million ERC benefit recognized.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $10.4 million, or 12.3% of net sales, during fiscal 2025, compared with $11.1 million, or 14.0% of net sales, in fiscal 2024. The decrease in SG&A expenses is primarily due to lower employee-related expenses, resulting from reduced headcount due to deferred backfill of certain positions and a $0.5 million benefit recognized from ERC. These decreases were partially offset by approximately $0.8 million in legal and professional fees related to the ERC submission process. In addition, SG&A expenses in the prior year included a one time credit of $0.6 million from a vendor pertaining to the fiscal 2023 cybersecurity incident and $0.4 million in severance costs, which did not recur in the current period.

Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in fiscal 2025 and 2024:

(Dollars in millions)	Weighted Average Interest Rate Years Ended September 30,		Weighted Average Outstanding Balance Years Ended September 30,
	2025	2024	2025	2024
Revolving credit agreement	9.8%	8.0%	$11.3	$17.1
Term loan	10.2%	—%	$2.6	$—
Other debt	4.0%	12.6%	$0.3	$0.3
The Company believes that inflation did not materially impact its results of operations in either fiscal 2025 or 2024.
Income Taxes
The Company’s effective tax rate in fiscal 2025 was 24.7% compared with 0.4% in fiscal 2024. The decrease in the effective tax rate in fiscal 2025 is primarily attributable to changes in jurisdictional mix of income and increase in Ireland income tax expense as a result of the sale of Italian business in fiscal 2025 compared with the same period in fiscal 2024. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Loss from Continuing Operations
Loss from continuing operations was $0.9 million during fiscal 2025 compared with a loss from continuing operations of $8.6 million in fiscal 2024 due to higher sales volumes and gross margins improvements coupled with lower SG&A expenses, lower interest expense attributable to lower average debt outstanding during the period and the net benefit recognized of $3.3 million related to ERC.
B.    Liquidity and Capital Resources
Cash, cash equivalents and restricted cash decreased to $0.5 million at September 30, 2025 compared with $1.7 million at September 30, 2024. The Company also had cash and cash equivalents related to its discontinued operations (i.e., CBlade) of nil and $1.0 million, September 30, 2025 and 2024, respectively, which are included in current assets of business held for sale in the audited consolidated balance sheets. As of September 30, 2025 and 2024, cash included financing proceeds for capital investment and a nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of September 30, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements. Additionally, refer to Note 9 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements for more information related to the Company’s pension and defined contribution plans.
With the sale of the CBlade manufacturing operations located in Maniago, Italy, the Company increased its cash on hand from the proceeds, which was used to repay a portion of its outstanding debt balances and for general operational needs. Historically, the cash flows from the Company’s CBlade business represented a material portion of the consolidated results of operations, financial condition and cash flows. Although future contributions from the CBlade business ceased with the execution of the sale transaction, the Company believes that its streamlined operations will allow management to focus on domestic growth opportunities. There is no guarantee that the Company’s continuing operations will sufficiently replace the liquidity and cash flows previously provided by CBlade’s operations. For details regarding the sale of CBlade, refer to Note 2 — Discontinued Operations of the Notes to Consolidated Financial Statements.
We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company’s liquidity could be negatively affected if the Company is unable to obtain capital, if customers extend payment terms, and/or if demand for our products decline. The Company and management will continue monitor its liquidity needs. For details regarding our debt agreements, see Note 6 — Debt of the Notes to Consolidated Financial Statements.
Operating Activities
The Company’s operating activities provided $0.1 million of cash in fiscal 2025, compared with $2.6 million of cash used in fiscal 2024. The cash provided by operating activities in fiscal 2025 was primarily due to net operating loss of $0.9 million, adjusted for non-cash items of $8.7 million, partially offset by uses of working capital of $7.6 million. The use of cash from working capital of $7.6 million was primarily due to accounts receivable decreasing, reflecting improved collections and timing of billings, inventories increased, accounts payables and accrued liabilities decreased as the Company reduced outstanding obligations and normalized payment cycles.
The Company’s operating activities used $2.6 million of cash in fiscal 2024. The cash used by operating activities in fiscal 2024 was primarily due to net operating loss of $8.6 million, adjusted for non-cash items of $8.3 million, partially offset by use of working capital of $2.3 million. The use of cash from working capital of $2.3 million was primarily due to higher inventories due to timing of raw material receipts, the increase in account receivables due to higher sales and timing of payments at the end of fiscal year, and higher prepaid expenses attributable to deferred financing costs related to debt refinancing, partially offset by an increase in contract liabilities due to advance payments for raw materials and higher sales recognized over-time and higher accounts payable due to timing of payments
Investing Activities
Cash used for investing activities was $0.5 million in fiscal 2025, compared with $2.0 million in fiscal 2024. Fiscal 2025 and fiscal 2024 expenditures were used primarily for manufacturing enhancement and maintenance. Capital commitments as of September 30, 2025 were $0.1 million. The Company anticipates the total fiscal 2026 capital expenditures will be within the range of $1.0 million to $2.0 million. These expenditures are expected to relate primarily to projects aimed at improving production capabilities, expanding product offering, and achieving operating cost efficiencies.
Financing Activities
Cash used for financing activities was $14.0 million in fiscal 2025 compared to cash provided by financing activities of $6.3 million in fiscal 2024. The year-over-year decrease in cash from financing was primarily related to the higher repayments on our revolving credit line and the debt refinancing and repayment of the promissory note during fiscal 2025.
Refer to Note 6 — Debt of the Notes to Consolidated Financial Statements for details regarding our financing activities during fiscal 2025 and 2024.
Future cash flows from the Company’s operations may be used to pay down outstanding debt amounts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under its loan and security agreement as described in Note 6 — Debt of the Notes to Consolidated Financial Statements.
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
Net Cash Provided By Discontinued Operations
Net cash from discontinued operations are presented in the consolidated statements of cash flows as summarized operating, investing and financing cash flows, as well as the impact of exchange rate changes on cash. The Company’s operating activities from discontinued operations provided no cash in fiscal 2025, compared with $1.4 million of cash provided by fiscal 2024 primarily driven by net income from discontinued operations and changes in working capital. Cash provided for investing activities from discontinued operations was $14.4 million in fiscal 2025 and cash use of $1.4 million in 2024, related to proceeds received from its sale and outlays for capital expenditures. Cash provided by financing activities from discontinued operations was $0.4 million in fiscal 2025 compared to $1.1 million of cash used in fiscal 2024, attributable to proceeds from new borrowings and loan payments, respectively.
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
Inventories
Approximately 40% of the Company’s inventory is valued using the last-in, first-out (“LIFO”) method with the remaining valued using the first-in, first-out (“FIFO”) method stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion.
The Company evaluates obsolete and excess inventory on a quarterly basis. The Company maintains a formal policy, which requires at a minimum, that amounts are written down based on an analysis of the age of the inventory. In addition, if the Company learns of specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence may arise due to a technological or market change or based on cancellation of an order. Management’s judgment is necessary in determining the proper write down for obsolete and excess inventory. For the portion of the Company’s inventory not valued at LIFO, inventory is valued at FIFO and stated at the lower of cost or net realizable value. The Company evaluates net realizable value on a quarterly basis. See Note 3 — Inventories, net of the Notes to Consolidated Financial Statements for further discussion.
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
2025 and 2024 Long-Lived Asset Recoverability Tests
In the third quarter of fiscal 2024, certain qualitative factors, including operating results, at the Orange location, triggered a recoverability test. The results indicated that the long-lived assets were recoverable and did not require further review for impairment. The Company did not identify any indicators that the asset groups might be impaired in any of the other quarters assessed during fiscal 2025 and 2024.
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
2025 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2025. Goodwill existed at one of the Company’s reporting units, Cleveland, Ohio as of July 31, 2025 and September 30, 2025. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 4 — Goodwill of the Notes to Consolidated Financial Statements.
2024 Annual Goodwill Impairment Tests
SIFCO performed its annual test as of July 31, 2024. Goodwill existed at one of the Company’s reporting units, Cleveland, Ohio as of July 31, 2024 and September 30, 2024. No impairment charge was identified in connection with the annual goodwill impairment test with respect to the Cleveland reporting unit. Refer to Note 4 — Goodwill of the Notes to Consolidated Financial Statements.
Defined Benefit Pension Plan Expense
The Company maintains three defined benefit pension plans in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”). The amounts recognized in the consolidated financial statements for pension benefits under these three defined benefit pension plans are determined on an actuarial basis utilizing various assumptions. The following table illustrates the sensitivity to change in the assumed discount rate and expected long-term rate of return on assets for the Company’s pension plans as of September 30, 2025.

	Impact on Fiscal 2025 Benefits Expense	Impact on September 30, 2025 Projected Benefit Obligation for Pension Plans
Change in Assumptions
	(In thousands)
25 basis point decrease in discount rate	$10	$391
25 basis point increase in discount rate	(10)	(391)
100 basis point decrease in expected long-term rate of return on assets	172	—
100 basis point increase in expected long-term rate of return on assets	(172)	—
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
As of September 30, 2025 and 2024, SIFCO used the following weighted-average assumptions:

	Years Ended September 30,
	2025	2024
Discount rate for liabilities	5.1%	4.8%
Discount rate for expenses	4.9%	5.7%
Expected return on assets	6.2%	6.2%
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
As a result of losses incurred in recent years, the Company entered into a three-year cumulative loss position in the U.S. jurisdiction during the fourth quarter of fiscal 2016 and remains in a cumulative loss position at the conclusion of fiscal 2025. Accordingly, the Company maintained its valuation allowance on its U.S. deferred tax assets as of the fourth quarter of fiscal 2025.
D.    Impact of Newly Issued Accounting Standards
Refer to Note 1 — Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report for information regarding recent accounting pronouncements.

Item 8. Financial Statements and Supplementary Data
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)¹
Report of Independent Registered Public Accounting Firm (PCAOB ID: 49)²
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements

¹ Report provided in connection with audited financial statements for fiscal year ended 2025.
² Report provided in connection with audited financial statements for fiscal year ended 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SIFCO Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SIFCO Industries, Inc. and subsidiaries (the "Company") as of September 30, 2025, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows, for the year ended September 30, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and the results of its operations and its cash flows for the year ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Over time Revenue — Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description
The Company recognizes revenue as they fulfil their performance obligations and transfer control of products to their customers. For products that have no alternative use and for which the Company has an enforceable right to payment (including a reasonable profit) throughout the production process, revenue is recognized over the contract term (“over time”). For contracts recognized over time, control transfer occurs incrementally during the Company’s production process as progress is made on fulfilling the performance obligation. The Company applies the cost-to-cost input method, which uses costs incurred to date relative to total estimated costs at completion to measure progress towards satisfying the Company’s performance obligations. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. As of September 30, 2025, over time revenue accounted for 62% of the Company’s year-to-date revenues.

We identified revenue recognized over time as a critical audit matter because of the significant judgment necessary for management to estimate total contract costs and profit used to recognize revenue for over time contracts. Auditing management’s estimates of total contract costs and profit for performance obligations recognized over time required significant auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue recognized over time included the following, among others:

•We tested the mathematical accuracy of management's calculation of revenue recognized over time.
•We performed a retrospective review comparing prior period assumptions to actual results in subsequent periods and conducted sensitivity analyses to evaluate the significance of potential effects on revenue recognition due to changes in management’s assumptions.
•We selected a sample of contracts that included revenue recognized over time and performed the following:
◦Evaluated whether the contracts were properly included in management’s calculation of revenue recognized over time based on the terms and conditions of each contract.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
◦Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
◦Evaluated the reasonableness of the methodology used by management to estimate costs for each contract.
◦Compared management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
•We evaluated management’s disclosures related to revenue recognized over time to assess their conformity with the appliable accounting policies and standards.

/s/ Deloitte & Touche LLP

Cleveland, Ohio
December 22, 2025

We have served as the Company's auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of SIFCO Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of SIFCO Industries, Inc. and its subsidiaries (the Company) as of September 30, 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended, the related notes to the consolidated financial statements and the financial statement schedule included under Item 15(a) for the year ended September 31, 2024 (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP
We served as the Company’s auditor from 2023 to 2025.
Cleveland, Ohio
December 23, 2024, except for Note 13 as to which the date is December 22, 2025

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share data)

	Years Ended September 30,
	2025	2024
Net sales	$84,815	$79,633
Cost of goods sold	74,230	73,651
Gross profit	10,585	5,982
Selling, general and administrative expenses	10,395	11,128
Loss on disposal of operating assets	10	4
Operating income (loss)	180	(5,150)
Interest expense, net	1,686	3,080
Gain on forgiven loan	(220)	—
Foreign currency exchange loss (gain), net	3	(3)
Other (income) expense, net	(541)	362
Loss from continuing operations before income tax expense	(748)	(8,589)
Income tax expense	185	37
Loss from continuing operations	(933)	(8,626)
Income from discontinued operations, net of tax	204	3,243
Net loss	$(729)	$(5,383)

Basic earnings (loss) per share:
Basic loss per share from continuing operations	$(0.15)	$(1.44)
Basic earnings per share from discontinued operations	0.03	0.54
Basic loss per share	$(0.12)	$(0.90)
Diluted earnings (loss) per share:
Diluted loss per share from continuing operations	$(0.15)	$(1.44)
Diluted earnings per share from discontinued operations	0.03	0.54
Diluted loss per share	$(0.12)	$(0.90)

Weighted-average number of common shares (basic)	6,055	5,996
Weighted-average number of common shares (diluted)	6,055	5,996
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Years Ended September 30,
	2025	2024
Net loss	$(729)	$(5,383)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	5,554	374
Retirement plan liability adjustment, net of tax	1,498	904
Interest rate swap agreement adjustment, net of tax	(2)	(7)
Comprehensive income (loss)	$6,321	$(4,112)
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$491	$1,714
Restricted cash	1,553	—
Receivables, net of allowance for credit losses of $151 and $117, respectively	16,103	17,272
Contract asset	10,560	10,745
Inventories, net	4,192	6,230
Prepaid expenses and other current assets	2,192	2,395
Current assets of discontinued operations	—	15,967
Total current assets	35,091	54,323
Property, plant and equipment, net	21,794	26,261
Operating lease right-of-use assets, net	12,543	13,326
Goodwill	3,493	3,493
Other assets	473	357
Noncurrent assets of discontinued operations	—	6,864
Total assets	$73,394	$104,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt, net of unamortized debt issuance costs	$2,592	$353
Promissory note — related party	—	3,510
Revolver	7,969	20,142
Short-term operating lease liabilities	959	879
Accounts payable	5,796	11,574
Contract liabilities	1,784	2,879
Accrued liabilities (related party — nil and $880, respectively)	3,140	4,615
Current liabilities of discontinued operations	—	10,058
Total current liabilities	22,240	54,010
Long-term finance lease, net of short-term	51	—
Long-term operating lease liabilities, net of short-term	12,230	13,035
Deferred income taxes, net	163	154
Pension liability	1,206	2,465
Other long-term liabilities	619	645
Noncurrent liabilities of discontinued operations	—	3,890
Commitment and contingencies (Note 12)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; 0 shares issued and outstanding at September 30, 2025 and 2024	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,180 at September 30, 2025 and 6,158 at September 30, 2024	6,180	6,158
Additional paid-in capital	11,892	11,775
Retained earnings	17,152	17,881
Accumulated other comprehensive income (loss)	1,661	(5,389)
Total shareholders’ equity	36,885	30,425
Total liabilities and shareholders’ equity	$73,394	$104,624
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Years Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(729)	$(5,383)
Income from discontinued operations, net of tax	204	3,243
Loss from continuing operations	(933)	(8,626)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	5,020	4,784
Amortization of debt issuance costs	203	1,187
Loss on disposal of operating assets	10	4
Gain on forgiven loan	(220)	—
Inventory valuation accounts	3,014	570
LIFO effect	401	862
Share transactions under employee stock plan	139	202
Deferred income taxes	9	12
Interest added to promissory note - related party (paid-in-kind)	—	360
Interest incurred but not yet paid	15	40
Other expenses	115	240
Changes in operating assets and liabilities:
Receivables	1,169	(1,634)
Contract assets	186	(655)
Inventories	(1,377)	(2,971)
Refundable income taxes	—	71
Prepaid expenses and other current assets	266	(1,181)
Other assets	296	11
Accounts payable	(6,051)	1,457
Accrued liabilities	(1,210)	516
Contract liabilities	(1,094)	2,147
Accrued income tax and other	169	(44)
Net cash provided by (used for) operating activities	127	(2,648)

Cash flows from investing activities:
Capital expenditures	(484)	(1,989)
Net cash used for investing activities	(484)	(1,989)

Cash flows from financing activities:
Proceeds from term note	3,000	—
Repayments of term note	(550)	(61)
Proceeds from promissory note - related party	—	3,000
Repayments of promissory note and related fees - related party	(4,030)	—
Proceeds from revolving credit agreement	99,756	95,945
Repayments of revolving credit agreement	(111,928)	(92,093)
Payments for debt issuance costs	(203)	(461)
Principal payments on finance leases	(42)	—
Net cash (used for) provided by financing activities	(13,997)	6,330

Cash flows from discontinued operations:
Net cash provided by operating activities	5	1,373
Net cash provided by (used for) investing activities	14,358	(1,411)
Net cash provided by financing activities	356	1,081
Effects of exchange rate changes on cash and cash equivalents	(35)	(381)
Net cash provided by discontinued operations	14,684	662
Increase in cash, cash equivalents and restricted cash	330	2,355
Cash, cash equivalents and restricted cash at beginning of year	1,714	368
Less cash and cash equivalents of discontinued operations at the end of the year	—	(1,009)
Cash, cash equivalents and restricted cash from continuing operations at end of year	$2,044	$1,714
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Amounts in thousands)

	Years Ended September 30,
	2025	2024
Cash paid during the year:
Cash paid for interest	$(1,870)	$(1,468)
Cash paid for income tax, net	(16)	(19)

Non-cash financing activities:
Debt issuance costs - incurred but not yet paid	115	—
Accrued guaranty fees - related party	—	880
Origination fees capitalized to promissory note principal - related party	—	150
Interest added to promissory note - related party (paid-in-kind)	—	360
See notes to consolidated financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Amounts in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
Balance - October 1, 2023	6,105	$11,626	$23,264	$(6,660)	$34,335
Comprehensive (loss) income	—	—	(5,383)	1,271	(4,112)
Performance and restricted share expense	—	250	—	—	250
Share transactions under employee stock plans	53	(101)	—	—	(48)
Balance - September 30, 2024	6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	(729)	7,050	6,321
Performance and restricted share expense	—	173	—	—	173
Share transactions under employee stock plans	22	(56)	—	—	(34)
Balance - September 30, 2025	6,180	$11,892	$17,152	$1,661	$36,885
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
In October 2024, the Company sold its European operations in order to streamline operational synergies and refocus on its core aerospace forging business. SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which it sold 100% of the share capital of CBlade S.p.A. Forging & Manufacturing, an Italian joint stock company and wholly-owned subsidiary of the Company (“CBlade”), for cash consideration.
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
B.PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The U.S. dollar is the functional currency for all the Company’s U.S. operations and its non-operating, non-U.S. subsidiaries. For these operations, all gains and losses from completed currency transactions are included in income. Prior to the sale of CBlade, the functional currency was the Euro. Assets and liabilities are translated into U.S. dollars at the rates of exchange at the end of the period, and revenues and expenses are translated using average rates of exchange which approximate the rates in effect at the date of the transaction. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
C.CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash primarily represents collateral for outstanding letters of credit that support normal business transactions. A substantial majority of the Company’s cash, cash equivalents and restricted cash balances exceed federally insured limits as of September 30, 2025 and 2024.
D.ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES
Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the consolidated balance sheets.
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
Receivables are presented net of allowance for credit losses of $151 and $117 at September 30, 2025 and 2024, respectively. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company writes off accounts receivable when they become uncollectible. In fiscal 2025, $68 of accounts receivable were written off against the allowance for credit losses, while $30 were written off in fiscal 2024. Bad debt expense of $102 and a benefit of $90 was recorded in fiscal 2025 and 2024, respectively.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
E.CONCENTRATIONS OF CREDIT RISK
Most of the Company’s receivables represent trade receivables due from manufacturers of turbine engines and aircraft components as well as turbine engine overhaul companies located throughout the world, including a significant concentration of U.S. based companies. In fiscal 2025, 18% of the Company’s consolidated net sales were from one of its largest customers; and 34% of the Company’s consolidated net sales were from the two largest customers and their direct subcontractors, which individually accounted for 18%, and 16%, of consolidated net sales, respectively. In fiscal 2024, the Company had one customer who accounted for 15% of the Company’s consolidated net sales; and 41% of the Company’s consolidated net sales were from three of the largest customers and their direct subcontractors, which each individually accounted for 15%, 15% and 11% of consolidated net sales. Other than what has been disclosed, no other single customer or group represented greater than 10% of total net sales in fiscal 2025 and 2024.
At September 30, 2025, there was one customer of the Company with net accounts receivable balances representing greater than 10% of the total net accounts receivable at 17%; and two of the largest customers and their direct subcontractors collectively had an outstanding net accounts receivable which accounted for 36% of total net accounts receivable. At September 30, 2024, there was no customer of the Company with net accounts receivable balances representing greater than 10% of the total net accounts receivable; and two of the largest customers and their direct subcontractors collectively had an outstanding net accounts receivable which accounted for 22% of total net accounts receivable.
F.INVENTORY VALUATION
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. For approximately 40% and 30% of the Company’s inventories at September 30, 2025 and 2024, respectively, the LIFO method is used to value the Company’s inventories. The first-in, first-out (“FIFO”) method is used to value the remainder of the Company’s inventories, which are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion. To reflect inventory at net realizable value, the Company recorded reserves of $3,164 and $705 as of September 30, 2025 and 2024, respectively.
The Company writes down inventory for obsolete and excess inventory each quarter and requires at a minimum that the write down be established based on an analysis of the age of the inventory. In addition, if the Company identifies specific obsolescence, other than that identified by the aging criteria, an additional write down will be recognized. Specific obsolescence and excess write down requirements may arise due to technological or market changes or based on cancellation of an order. In order to accurately reflect the value of inventory, the Company wrote down inventory for obsolete and excess inventory, and accrued reserves of $2,755 and $2,028 as of September 30, 2025 and 2024.
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
The Company’s property, plant and equipment assets by major asset class at September 30 consist of:

	2025	2024
Property, plant and equipment:
Land	$469	$469
Buildings	13,167	13,514
Machinery and equipment	70,041	74,497
Total property, plant and equipment	83,677	88,480
Less: Accumulated depreciation	61,883	62,219
Property, plant and equipment, net	$21,794	$26,261
Depreciation expense was $5,020 and $4,784 in fiscal 2025 and 2024, respectively.

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
Fiscal 2025 and 2024
The Company continuously monitors potential triggering events to determine if further testing is necessary. In the first, second, third and fourth quarters of both fiscal 2025 and 2024, the Company evaluated triggering events. In the third quarter of fiscal 2024, certain qualitative factors, including operating results, at the Orange location, triggered a recoverability test. The results indicated that the long-lived assets were recoverable and did not require further review for impairment. The Company did not identify any indicators that the asset groups might be impaired in any of the other quarters assessed during fiscal 2025 and 2024.
I.GOODWILL AND INTANGIBLE ASSETS
Goodwill represents the excess of the purchase price paid over the fair value of the net assets of an acquired business. Goodwill is subject to impairment testing if triggered in the interim, and if not, on an annual basis. The Company has selected July 31 as the annual impairment testing date. The first step of the goodwill impairment test compares the fair value of a reporting unit (as defined) with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. However, if the carrying amount exceeds the fair value, the Company should recognize an impairment charge for the amount by which the carrying amount exceeds the fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See Note 4 — Goodwill, for further discussion of the July 31, 2025 and 2024 annual impairment test results. The Company monitors for triggering events outside of the annual impairment assessment date, and no potential triggers were identified through September 30, 2025.
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
J.NET LOSS PER SHARE
The Company’s net loss per basic share has been computed based on the weighted-average number of common shares outstanding. In a period of net income, the net income per diluted share reflects the effect of the Company’s outstanding restricted shares and performance shares under the treasury stock method. During a period of net loss, no restricted shares and performance shares are included in the calculation of diluted earnings per share because the effect would be anti-dilutive.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The dilutive effect is as follows:

	September 30,
	2025	2024
Loss from continuing operations	$(933)	(8,626)
Income from discontinued operations, net of tax	204	3,243
Net loss	$(729)	$(5,383)

Weighted-average common shares outstanding (basic and diluted)	6,055	5,996

Net earnings (loss) per share – basic and diluted:
Continuing operations	$(0.15)	$(1.44)
Discontinued operations	0.03	0.54
Net loss per share	$(0.12)	$(0.90)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	143	238
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
The Company, with reasonably assured eligibility, submitted and received approval for ERC refunds. In the absence of specific U.S. GAAP on account for such credits, the Company adopted International Accounting Standards (“IAS”) 20 – Accounting for Government Grants and Disclosure of Government Assistance. Under IAS 20, the credit can be presented as other income or as a reduction of related expense. The company elected to reduce the expense categories in which the original payroll taxes were incurred.
For the year ended September 30, 2025 the Company recognized a total gross benefit of $4,173, consisting of $3,482 ERC refund and $690 in interest income. The credit was allocated as follows:
•$2,971 to cost of goods ("COGS")

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
•$511 to selling, general and administrative expense ("SG&A"), and
•$690 to other (income) expense, net.
Additionally, the Company incurred $835 in professional fees related to the ERC, which was recorded in SGA expense. There was no income or expense recorded in the prior year, September 30, 2024.
N.IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS AND LEGISLATION
In November 2023, the FASB issued Accounting Standard Update (“ASU”) ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker (“CODM”) uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the new ASU effective September 30, 2025. Adoption of this resulted in additional disclosure, but did not have an impact on the consolidated financial statements. See Note 13 - Segment Information.
Legislation
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company concluded that the impact of the OBBBA on fiscal year 2025 consists only changes related to bonus depreciation and the results of such evaluations are reflected within the financial statements for the fiscal year-ended September 30, 2025.
O.IMPACT OF NEWLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements - Issued and Not Effective
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
In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2025-01 outlines the effective date of ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), as the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 requires both interim and annual disclosures pertaining to expense captions on the face of the income statement within continuing operations containing the following amounts: (i) purchases of inventory, (ii) employee compensation, (iii) depreciation, (iv) intangible asset amortization, and (v) depreciation, depletion, and amortization recognized as part of oil and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. This disaggregated information will be required to be disclosed with other disaggregated amounts under other U.S. GAAP guidance, such as revenue and income taxes. Additionally, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and total

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
selling expenses and a definition of such costs (in annual reporting periods only) should be disclosed. More granular information about cost of sales and selling, general, and administrative expenses (“SGA”) would assist a reader of the Company's consolidated financial statements in better understanding an entity’s cost structure and forecasting future cash flows. The amendments in ASU 2024-03 should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impact of this standard on our consolidated financial statements and related disclosures.
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
Q.RESEARCH AND DEVELOPMENT
Research and development costs are expensed as they are incurred. There was no research and development expenses incurred in fiscal 2025 and 2024.
R.DEBT ISSUANCE COSTS
Debt issuance costs are capitalized and amortized over the life of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations.
S.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss as shown on the consolidated balance sheets at September 30 are as follows:

	2025	2024
Foreign currency translation adjustment, net of income tax	$—	$(5,554)
Net retirement plan liability adjustment, net of income tax	1,661	163
Interest rate swap agreement, net of income tax	—	2
Total accumulated other comprehensive income (loss)	$1,661	$(5,389)
The following table provides additional details of the amounts recognized into net earnings from accumulated other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustment	Retirement Plan Liability Adjustment	Interest Rates Swap Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2023	(5,928)	(741)	9	(6,660)
Other comprehensive income (loss) before reclassifications	374	701	(7)	1,068
Amounts reclassified from accumulated other comprehensive loss	—	203	—	203
Net current-period other comprehensive income (loss)	374	904	(7)	1,271
Balance at September 30, 2024	(5,554)	163	2	(5,389)
Other comprehensive income before reclassifications	—	1,408	—	1,408
Amounts reclassified from accumulated other comprehensive income (loss)	5,554	90	(2)	5,642
Net current-period other comprehensive income (loss)	5,554	1,498	(2)	7,050
Balance at September 30, 2025	$—	$1,661	$—	$1,661

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The following table reflects the changes in accumulated other comprehensive income (loss) related to the Company for September 30, 2025 and 2024:

	Amount reclassified from accumulated other comprehensive income (loss)
Details about accumulated other comprehensive income (loss) components	2025	2024	Affected line item in the Consolidated Statement of Operations

Amortization of Retirement plan liability:
Net actuarial gain	$1,498	$844	(1)
Settlements/curtailments	—	60	(1)
	1,498	904	Total before taxes
	—	—	Income tax expense
	$1,498	$904	Net of taxes
(1)    These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost. See Note 9 — Retirement Benefit Plans for further discussion.
T.INCOME TAXES
The Company files a consolidated U.S. federal income tax return and tax returns in various state and local jurisdictions. The Company’s Irish subsidiaries also file tax returns in their respective jurisdiction.
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
The Company maintains a valuation allowance against its deferred tax assets when management believes it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances are recorded in the period of change. In determining whether a valuation allowance is warranted, the Company evaluates factors such as prior earnings history, expected future earnings, carry-back and carry-forward periods and tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. In assessing all available positive and negative evidence available as of the fourth quarter of fiscal 2025, based on the weight of positive evidence, primarily related to the cumulative income position, the Company has concluded that it is more-likely-than-not that the deferred tax assets for domestic entities will not be realized. Therefore, the Company maintains a valuation allowance against the full balance of their deferred tax assets, aside from those with indefinite lives.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
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
V.SHARE-BASED COMPENSATION
Share-based compensation is measured at the grant date, based on the calculated fair value of the award and the probability of meeting its performance condition, and is recognized as expense when it is probable that the performance conditions will be met over the requisite service period (generally the vesting period). Share-based compensation includes expense related to restricted shares and performance shares issued under the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the "2016 Plan”). The Company recognizes share-based compensation within selling, general, and administrative expense and, where applicable, cost of goods sold, respectively, and adjusts for any forfeitures as they occur.
2.Discontinued Operations
The Company committed to the plan to sell CBlade in August 2024 in order to streamline operational synergies and refocus on its core aerospace forging entities. On August 1, 2024, the Company’s Board of Directors approved, and management executed a share purchase agreement (the “SPA”), under which SIFCO Irish Holdings, Ltd., a wholly owned subsidiary of the Company, entered into an agreement to sell 100% of the share capital of CBlade, to TB2 S.r.l. (the “Buyer”) totaling an enterprise value of €20,000, less debt, for cash consideration of €13,800 in net equity value at closing, subject to adjustments for changes in working capital and certain other items.(the “CBlade Sale”). The Company determined that CBlade met the criteria for classification as assets held for sale upon the aforementioned events, and, based on the significance of the disposed operations (i.e., strategic shift), CBlade represented discontinued operations upon the classification of the CBlade assets and liabilities as held for sale.
In October 2024, upon regulatory approval, the Company completed the CBlade Sale and received cash consideration of approximately $14,408, net of transaction costs of $530. The Company does not expect to have any significant continuing involvement with CBlade after the sale. All operating activities prior to the disposal date were included in the Company's financial statements separately as discontinued operations, including income before income tax provision, gain from the sale CBlade (i.e., cash proceeds received less net assets transferred), and the release of accumulated other comprehensive income (loss) attributable to the Company's European operations.

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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The principal components of the assets and liabilities related to discontinued operations classified as held for sale for the periods presented were as follows:

September 30,
2024
ASSETS
Current assets:
Cash and cash equivalents	$1,009
Short-term investments	1,114
Receivables, net	6,259
Inventories, net	6,185
Prepaid expenses and other current assets	1,400
Total current assets	15,967
Property, plant and equipment, net	6,625
Operating lease right-of-use assets, net	113
Intangible assets, net	126
Total assets held for sale	$22,831
LIABILITIES
Current liabilities:
Current maturities of long-term debt	$3,843
Short-term operating lease liabilities	40
Accounts payable	2,770
Accrued liabilities	3,405
Total current liabilities	10,058
Long-term debt, net	3,536
Long-term operating lease liabilities	71
Deferred income taxes, net	1
Pension liability	282
Total liabilities held for sale	$13,948
A summary of the operating results for the discontinued operations is as follows:

	Years Ended September 30,
	2025	2024
Net sales	$622	$24,705
Cost of sales	348	18,868
Interest expense net	15	507
Income from discontinued operations before income tax provision	214	3,132
Loss on sale of discontinued operations before income tax benefit	(11)	—
Income tax benefit	(1)	(111)
Income from discontinued operations, net of tax	$204	$3,243
A summary of the cash flows for the discontinued operations is as follows:

	Years Ended September 30,
	2025	2024
Net cash provided by operating activities from discontinued operations	$5	$1,373
Net cash provided by (used for) investing activities from discontinued operations	14,358	(1,411)
Net cash provided by financing activities of discontinued operations	356	1,081
Effects of exchange rate changes on cash and cash equivalents	(35)	(381)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
3.Inventories, net
Inventories at September 30 consist of:

	2025	2024
Raw materials and supplies	$1,416	$1,044
Work-in-process	1,325	3,419
Finished goods	1,451	1,767
Total inventories	$4,192	$6,230
If the FIFO method had been used for the entire Company, inventories would have been $10,897 and $10,496 higher than reported at September 30, 2025 and 2024, respectively. LIFO expense was $401 and $862 in fiscal 2025and 2024, respectively.
Results showed a reduction of inventory resulting in liquidations of LIFO inventory quantities in fiscal 2024. The estimated liquidation of LIFO inventory quantities results in a projected increase in cost of goods sold of nil and $610 during fiscal 2025 and 2024, respectively. These inventories were carried in prior periods at the then prevailing costs, which were accurate at the time, but differ from the current manufacturing cost and/or material costs.
The allocation of production costs to inventory are based on a normal range of capacity in production. The amount of cost allocated to each unit of production is not increased as a consequence of low production or idle capacity. As a result, the Company recorded idle cost within cost of goods sold line within the Statements of Operations in amount of $992 and $1,412 for the years ended September 30, 2025 and 2024, respectively.
4.Goodwill
Goodwill is not amortized, but is subject to an annual impairment test. The Company tests its goodwill for impairment on July 31, and in interim periods if certain events occur indicating that the carrying amount of goodwill may be impaired. Factors that would necessitate an interim goodwill impairment assessment include a sustained decline in the Company’s stock price, prolonged negative industry or economic trends, or significant under-performance relative to expected, historical or projected future operating results.
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
2025 and 2024 Annual Goodwill Impairment Tests
SIFCO performed its annual impairment test as of July 31, 2025 and 2024, respectively, for the Cleveland, Ohio (“Cleveland”) reporting unit, which is the only reporting unit that carries goodwill. Results determined that the fair value of the reporting unit exceeded the carrying value at each assessment date. As a result, no impairment was required as of September 30, 2025 and 2024, respectively.
As of September 30, 2025 and 2024, the Company had goodwill of $3,493. Total accumulated goodwill impairment losses for the Company were $4,164 at September 30, 2025. There were no impairment losses recorded during fiscal 2024.
5.Accrued Liabilities
Accrued liabilities at September 30 consist of:

	2025	2024
Accrued employee compensation and benefits	$1,139	$1,407
Accrued workers’ compensation	201	303
Other accrued liabilities (related party — nil and $880, respectively)	1,800	2,905
Total accrued liabilities	$3,140	$4,615

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
6.Debt
Debt at September 30 consists of:

	2025	2024
Revolving credit agreement	$7,969	$20,142
Term loan, net of unamortized debt issuance costs of $50 and nil, respectively	2,400	—
Finance lease obligations	97	—
Promissory note — related party	—	3,510
Other debt	146	353
Total debt	10,612	24,005

Less – current maturities	(10,561)	(24,005)
Total long-term debt	$51	$—
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have an interest rate equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of September 30, 2025, the Company held $1,553 in compensating balances, which were included in restricted cash in the consolidated balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 is payable on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of September 30, 2025.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The Loan Agreement includes a springing financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio (“FCCR”), in accordance with the Loan Agreement, once the availability block has been released. The Loan agreement contains a $2,000 availability block that reduces the borrowing base until the later of the (i) the first anniversary date of the closing date and (ii) date on which the Company achieves a FCCR of at least 1.05 to 1.00, measure on a trailing twelve-month basis, at which point the block will be eliminated. The Loan Agreement further includes affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated balance sheet as of September 30, 2025.
As of September 30, 2025, the availability block remained in place; therefore, the FCCR was not required to be tested. As of September 30, 2025, total availability under the Revolver was $6,738, and no letters of credit were outstanding.
As of September 30, 2025 and September 30, 2024, the Company had effective interest rates of 9.8% and 8.1%, respectively, under its revolving credit agreements.
Prior to the refinancing, the Company maintained an asset-based credit facility and export credit facility (together, the "prior Credit Facilities") with JPMorgan Chase Bank, N.A. The prior Credit Facilities were secured by substantially all the assets of the Company and its U.S. subsidiaries and a pledge of 66.67% of the stock of its first-tier non-U.S. subsidiaries.
During fiscal 2024, the Company entered into a series of amendments to the prior Credit Facilities that, among other things, modified availability levels, borrowing base reserves, covenant thresholds, and extended the maturity to November 6, 2024. In connection with these amendments, the Company also incurred a $3,000 secured subordinated loan from GHI, a corporation owned and controlled by Mark J. Silk (Mr. Silk is a member of the Board of Directors of the Company and considered a related party), which bore interest at 14% per annum payable in kind (and not in cash) by capitalization as additional principal (“PIK Interest”) each six-month period after the date hereof in arrears, and for which certain guarantee and amendment fees were incurred. These obligations were secured on a subordinated basis.
As of September 30, 2024, the prior Credit Facilities provided a combined revolving commitment of $26,000, subject to borrowing base limitations and minimum reserve requirements. Total availability at September 30, 2024 was $2,055. Availability exceeded required thresholds at each balance sheet date, and therefore covenant testing was not required. Outstanding letters of credit totaled $1,970.

All obligations under the prior Credit Facilities and the related subordinated loan were fully repaid and terminated in October 2024 in connection with the Company’s refinancing. Related debt issuance costs were fully amortized as of September 30, 2024. These prior-year facilities are presented for comparative purposes only.
Debt issuance costs
As of September 30, 2025 and September 30, 2024, the Company had debt issuance costs related to its outstanding revolving credit agreements of $556 and $461, respectively, which are included in the consolidated balance sheets as a deferred charge in other current assets, net of amortization of $170 and nil, respectively. As of September 30, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $33.
Other
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of September 30, 2025 and 2024, the Company had outstanding balances under the ED Loan of $147 and $133, respectively.
Beginning on October 1, 2019, FirstEnergy invoiced the Company on a quarterly basis and payments were made accordingly. The Company has not received an invoice from FirstEnergy since October 2023, and attempts to contact the lender have been unsuccessful.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
City of Cleveland
In May 2019, the Company entered into a vacant property initiative loan agreement with the City of Cleveland in the amount of $180 at an annual interest rate of 3.6% to construct a die storage building near our Cleveland, OH facility (the “VPI Loan”). The VPI Loan matures in five years with a final balloon payment of all outstanding principal and interest. Under the terms of the agreement, the VPI loan was eligible for full forgiveness contingent upon the Company achieving specified job creation and maintaining minimum employment levels during the term of the loan.
Due to the effects of the COVID-19 pandemic on demand for the Company's products, the Company experienced reduced workforce and did not maintain levels at or above the required levels. The Company requested for forgiveness of the VPI loan based on the extenuating circumstances.
As of September 30, 2025, the Company obtained forgiveness of the VPI Loan from the City of Cleveland. As a result the Company derecognized the outstanding principal and accrued interest and recorded the corresponding gain forgiven loan in the consolidated statements of operations. As of September 30, 2025 and 2024, the Company's amounts outstanding under the VPI Loan was nil and $220, respectively.
7.Revenue
The Company produces forged components for (i) turbine engines that power commercial, business and regional aircraft as well as military aircraft and armored military vehicles; (ii) airframe applications for a variety of aircraft; (iii) industrial gas and steam turbine engines for power generation units; and (iv) other commercial applications.
The following table represents a breakout of total revenue by customer type:

	Years Ended September 30,
	2025	2024
Commercial revenue	$36,928	$41,759
Military revenue	47,887	37,874
Total	$84,815	$79,633

The following table represents revenue by the various components:

	Years Ended September 30,
	2025	2024
Aerospace components for:
Fixed wing aircraft	$51,379	$41,847
Rotorcraft	17,069	17,255
Commercial space	5,029	13,200
Energy components for power generation units	2,491	1,821
Commercial products and other revenue	8,847	5,510
Total	$84,815	$79,633
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregating revenue information provided above, approximately 62% and 54% of total net sales as of September 30, 2025 and 2024, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
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

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The following table contains a roll forward of contract assets and contract liabilities for the years ended September 30, 2025 and 2024:

Contract assets - Ending balance, September 30, 2023	$10,091
Additional revenue recognized over-time	42,697
Less amounts billed to the customers	(42,043)
Contract assets - Ending balance, September 30, 2024	$10,745
Additional revenue recognized over-time	52,785
Less amounts billed to the customers	(52,970)
Contract assets - Ending balance, September 30, 2025	$10,560

Contract liabilities - Ending balance, September 30, 2023	$(731)
Payments received in advance of performance obligations	(5,737)
Performance obligations satisfied	3,589
Contract liabilities - Ending balance, September 30, 2024	$(2,879)
Payments received in advance of performance obligations	(3,773)
Performance obligations satisfied	4,868
Contract liabilities - Ending balance, September 30, 2025	$(1,784)
Accounts receivable, net were $16,103, $17,272, $15,638 as of September 30, 2025, 2024, and 2023, respectively. During the year ended September 30, 2025, management determined there were certain contracts met the criteria for loss recognition, a loss contract reserve of $325 was recorded. No such reserve was required in the prior year. 2024, respectively.
Remaining performance obligations
As of September 30, 2025 the Company's total backlog was $119,214, of which $87,336 is anticipated to be completed within the next twelve months, and the remaining thereafter.
As of September 30, 2024, the Company has $85,019 of remaining performance obligations, the majority of which were anticipated to be completed within twelve months of that date.
8.Income Taxes
The components of income (loss) before income tax provision are as follows:

	Years Ended September 30,
	2025	2024
U.S.	$(1,369)	$(8,309)
Non-U.S.	621	(280)
Loss before income tax provision	$(748)	$(8,589)

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Income tax provision consists of the following:

	Years Ended September 30,
	2025	2024
Current income tax provision (benefit):
U.S. federal	$—	$70
U.S. state and local	9	1
Non-U.S.	167	(46)
Total current tax provision	176	25
Deferred income tax provision:
U.S. federal	9	10
U.S. state and local	—	2
Total deferred tax provision	9	12
Income tax provision	$185	$37
The income tax provision in the accompanying consolidated statements of operations differs from amounts determined by using the statutory rate as follows:

	Years Ended September 30,
	2025	2024
Loss before income tax provision	$(748)	$(8,589)

Income tax provision (benefit) at U.S. federal statutory rates	(157)	(1,804)
Tax effect of:
Foreign rate differential	150	(4)
Permanent items	(2)	59
State and local income taxes	9	4
Federal tax credits	(226)	(241)
Valuation allowance	400	1,943
Other	11	80
Income tax provision	$185	$37

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Deferred tax assets and liabilities at September 30 consist of the following:

	2025	2024
Deferred tax assets:
Net U.S. operating loss carryforwards	$8,369	$9,407
Net non-U.S. operating loss carryforwards	639	629
Employee benefits	324	849
Inventory reserves	546	—
Allowance for credit losses	36	28
Intangibles	—	296
Foreign tax credits	1,215	1,724
Other tax credits	2,227	2,175
Other	2,211	1,908
Total deferred tax assets	$15,567	$17,016
Deferred tax liabilities:
Depreciation	(4,307)	(5,308)
Inventory reserves	—	(573)
Prepaid expenses	(517)	(338)
Intangibles	(245)	—
Other	(9)	(51)
Total deferred tax liabilities	$(5,078)	$(6,270)
Net deferred tax assets	10,489	10,746
Valuation allowance	(10,652)	(10,900)
Net deferred tax liabilities	$(163)	$(154)

At September 30, 2025, the Company has a non-U.S. tax loss carryforward of approximately $5,458 related to the Company’s non-operating subsidiary. The Company’s non-operating subsidiary ceased operations in 2007 and therefore, a valuation allowance has been recorded against the deferred tax asset related to the Irish tax loss carryforward because it is unlikely that such operating loss can be utilized unless the Irish subsidiary resumes operations. The non-operating and Italian tax loss carryforwards do not expire.
The Company has $1,215 of foreign tax credit carryforwards that are subject to expiration in fiscal 2026-2028, $2,215 of U.S. general business tax credits that are subject to expiration in 2035-2045, $2,248 of interest expense carryforward that do not expire, $670 of capital loss carryforward that expires in 2030, and $32,943 of U.S. Federal tax loss carryforwards with $4,643 subject to expiration in fiscal 2037 and $28,300 that do not expire. A valuation allowance has been recorded against the deferred tax assets related to the foreign tax credit carryforwards, U.S. general business credits, interest expense carryforward, and U.S. Federal tax loss carryforwards. The valuation allowance decreased during fiscal 2025 related to $116 in amounts charged to expense less $364 of reductions charged to other accounts. The valuation allowance increased during fiscal 2024 related to $2,000 in amounts charged to expense less $212 of reductions charged to other accounts.
In addition, the Company has $12 of U.S. state tax credit carryforwards subject to expiration in fiscal 2029 and $30,151 of U.S. state and local tax loss carryforwards subject to expiration in fiscal 2026-2044. The U.S. state tax credit carryforwards and U.S. state and local tax loss carryforwards have been fully offset by a valuation allowance.
The Company reported liabilities for uncertain tax positions, excluding any related interest and penalties, of $22 for both fiscal 2025 and 2024. If recognized, $22 of the fiscal 2025 uncertain tax positions would impact the effective tax rate. As of September 30, 2025, the Company had accrued interest of $19 and recognized $1 for interest and penalties in operations. The Company classifies interest and penalties on uncertain tax positions as income tax expense. A summary of activity related to the Company’s uncertain tax position is as follows:

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)

	2025	2024
Balance at beginning of year	$22	$22
Decrease due to lapse of statute of limitations	—	—
Balance at end of year	$22	$22
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, Italy and various states and local jurisdictions. The Company believes it has appropriate support for its federal income tax returns. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for fiscal years prior to 2022, state and local income tax examinations for fiscal years prior to 2019, or non-U.S. income tax examinations by tax authorities for fiscal years prior to 2009.
The Company does not record deferred taxes on the undistributed earnings of its non-U.S. subsidiaries as it does not expect the temporary differences related to those unremitted earnings to reverse in the foreseeable future. In October 2024, the Company sold 100% of the share capital of CBlade for cash consideration. No material tax resulted from the sale. The only non-U.S subsidiaries the Company has are the two Ireland non-operating entities and as of September 30, 2025, the Company’s Ireland subsidiaries had accumulated deficits of approximately $2.
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
The Company uses a September 30 measurement date for its U.S. defined benefit pension plans. Net pension expense, benefit obligations and plan assets for the Company-sponsored defined benefit pension plans consist of the following:

	Years Ended September 30,
	2025	2024
Service cost	$174	$181
Interest cost	944	1,072
Expected return on plan assets	(1,057)	(1,046)
Amortization of net loss	90	143
Settlement cost	—	60
Net pension expense for defined benefit plans (non-operating expense)	$151	$410

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The status of all defined benefit pension plans at September 30 is as follows:

	2025	2024
Benefit obligations:
Benefit obligations at beginning of year	$20,888	$20,345
Service cost	174	181
Interest cost	944	1,072
Actuarial (gain) loss	(898)	1,313
Benefits paid	(1,874)	(2,023)
Benefit obligations at end of year	$19,234	$20,888
Plan assets:
Plan assets at beginning of year	$18,376	$17,194
Actual return on plan assets	1,568	3,076
Employer contributions	332	129
Benefits paid	(1,874)	(2,023)
Plan assets at end of year	$18,402	$18,376

Underfunded status at end of year	$(832)	$(2,512)
As shown within the above table, there was an decrease in the benefit obligation of $1,654 to $19,234 at September 30, 2025 compared with $20,888 at September 30, 2024. The primary drivers that attributed to the change pertained to increase in the discount rate used along with demographic changes.

	Plans in which Assets Exceed Benefit Obligations at September 30,		Plans in which Benefit Obligations Exceed Assets at September 30,
	2025	2024	2025	2024
Reconciliation of funded status:
Plan assets in excess of (less than) projected benefit obligations	$420	$—	$(1,252)	$(2,512)
Amounts recognized in accumulated other comprehensive income (loss):
Net loss	1,459	—	642	3,599
Prior service cost	—	—	—	—
Net amount recognized in the consolidated balance sheets	$1,879	$—	$(610)	$1,087
Amounts recognized in the consolidated balance sheets are:
Other assets	$420	$—	$—	$—
Accrued liabilities	—	—	(46)	(47)
Pension liability	—	—	(1,206)	(2,465)
Accumulated other comprehensive income (loss) – pretax	1,459	—	642	3,599
Net amount recognized in the consolidated balance sheets	$1,879	$—	$(610)	$1,087
Where applicable, the following weighted-average assumptions were used in developing the benefit obligation and the net pension expense for defined benefit pension plans:

	Years Ended September 30,
	2025	2024
Discount rate for liabilities	5.1%	4.8%
Discount rate for expenses	4.9%	5.7%
Expected return on assets	6.2%	6.2%

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The Company holds its investments in mutual funds and money market funds, in which the fair value of assets of the underlying funds are determined in the following ways:
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
The following tables set forth the asset allocation of the Company’s defined benefit pension plan assets and summarize the fair values and levels within the fair value hierarchy for such plan assets as of September 30, 2025 and 2024:

September 30, 2025	Asset Amount	Level 1
U.S. equity securities:
Large blend	$3,499	$3,499
Large growth	1,712	1,712
Mid blend	861	861
Small growth	679	679
Non-U.S. equity securities:
Foreign large blend	614	614
Diversified emerging markets	1,034	1,034
Global equity securities	826	826
U.S. debt securities:
Intermediate term bond	4,977	4,977
Multi-sector bond	3,956	3,956
Stable value:
Cash or money market	244	244
Total plan assets at fair value	$18,402	$18,402

September 30, 2024	Asset Amount	Level 1
U.S. equity securities:
Large blend	3,796	3,796
Large growth	1,458	1,458
Mid blend	775	775
Small growth	633	633
Non-U.S. equity securities:
Foreign large blend	770	770
Diversified emerging markets	338	338
Global equity securities	702	702
U.S. debt securities:
Intermediate term bond	5,764	5,764
Multi-sector bond	3,697	3,697
Stable value:
Cash or money market	443	443
Total plan assets at fair value	$18,376	$18,376

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
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

	Percent of Plan Assets at September 30,		Asset Allocation Range
	2025	2024
U.S. equities	37%	36%	30% to 70%
Non-U.S. equities	13%	10%	0% to 20%
U.S. debt securities	49%	52%	20% to 70%
Non-U.S. debt securities	—%	—%	0% to10%
Other securities	1%	2%	0% to 60%
Total	100%	100%
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
The Company anticipates making approximately $447 in contributions to its defined benefit pension plans during fiscal 2026.
The following defined benefit payment amounts are expected to be made in the future:

Years Ending September 30,	Projected Benefit Payments
2026	$2,168
2027	1,575
2028	1,547
2029	1,459
2030	1,567
2031-2035	6,878
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
Defined Contribution Plans
Substantially all non-union U.S. employees of the Company and its U.S. subsidiaries are eligible to participate in the Company’s U.S. defined contribution plan. The Company makes non-discretionary, regular matching contributions to this plan equal to an amount that represents one hundred percent (100%) of a participant’s deferral contribution up to one percent (1%) of eligible compensation plus eighty percent (80%) of a participant’s deferral contribution between one percent (1%) and six percent (6%) of eligible compensation. The Company’s regular matching contribution expense for its U.S. defined

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
contribution plan in fiscal 2025 and 2024 was $534 and $550, respectively. This defined contribution plan provides that the Company may also make an additional discretionary matching contribution during those periods in which the Company achieves certain performance levels. The Company did not provide additional discretionary matching contributions in either fiscal 2025 and 2024.
The Company sponsors two defined contribution plans for the Cleveland bargaining units that either withdrew from the multi-employer plan (union) pension plan or bargained to freeze the company-sponsored pension plan. Impacted employees were enrolled into one of two newly formed defined contribution plans. The Company makes a non-elective contribution equal to $1.50 or $1.25 per work, vacation, or holiday hour, up to a maximum of 40 hours per week. The Company’s non-elective contribution expense was $244 in fiscal 2025 and $228 in fiscal 2024.
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
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 375 shares that remain available for award at September 30, 2025. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to the maximum of 200% or 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation under the 2016 Plan was expense of $173 and $250 for fiscal 2025 and 2024, respectively. As of September 30, 2025, there was $117 of total unrecognized compensation cost related to the performance and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next year.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
The following is a summary of activity related to performance and restricted shares:

	2025		2024
	Number of Shares	Weighted Average Fair Value at Date of Grant	Number of Shares	Weighted Average Fair Value at Date of Grant
Outstanding at beginning of year	185	$3.81	233	$4.65
Restricted shares awarded	57	3.78	113	3.42
Restricted shares earned	(67)	4.67	(82)	3.62
Performance shares awarded	—	—	46	3.60
Awards forfeited	(47)	3.32	(125)	5.07
Outstanding at end of year	128	$3.52	185	$3.81
11.Leases
The components of lease expense were as follows:

	Years Ended September 30,
	2025	2024
Lease expense
Finance lease expense:
Amortization of right-of use assets on finance leases	$48	$7
Interest on lease liabilities	6	—
Operating lease expense	1,664	1,639
Variable lease cost	57	78
Total lease expense	$1,775	$1,724
The following table presents the impact of leasing on the consolidated balance sheet at September 30:

	Classification to the consolidated balance sheets	2025	2024
Assets:
Finance lease assets	Property, plant and equipment, net	$95	$4
Operating lease assets	Operating lease right-of-use assets, net	12,543	13,326
Total lease assets		$12,638	$13,330

Current liabilities:
Finance lease liabilities	Current maturities of long-term debt	$46	$—
Operating lease liabilities	Short-term operating lease liabilities	959	879
Non-current liabilities:
Finance lease liabilities	Long-term finance lease, net of short-term	51	—
Operating lease liabilities	Long-term operating lease liabilities, net of short-term	12,230	13,035
Total lease liabilities		$13,286	$13,914

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
Supplemental cash flow and other information related to leases were as follows:

	September 30, 2025	September 30, 2024
Other Information
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$1,664	$1,639
Operating cash flows from finance leases	5	—
Financing cash flows from finance leases	42	—
Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$139	—
Operating leases	204	—

	September 30, 2025	September 30, 2024
Weighted-average remaining lease term (years):
Finance leases	2.1	0.0
Operating leases	10.8	11.7
Weighted-average discount rate:
Finance leases	5.17%	—%
Operating leases	5.95%	5.93%
Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

Year ending September 30,	Operating Leases
2026	$1,690
2027	1,711
2028	1,592
2029	1,534
2030	1,538
Thereafter	9,739
Total lease payments	$17,804
Less: Imputed interest	(4,615)
Present value of lease liabilities	$13,189
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
On December 30, 2022, the Company experienced a cybersecurity incident involving unauthorized access to certain systems. The Company engaged cyber security external experts, remediated the issue, and notified affected individuals in accordance to applicable requirements. The Company maintains cybersecurity insurance coverage and received $627 of credits from a service provider in fiscal 2024 related to the incident. As of September 30, 2025, no amounts remained outstanding related to this matter and as of September 30, 2024, the Company had $197, respectively, included within accounts payable on the consolidated balance sheets. All costs were recognized as incurred.

SIFCO Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - (Continued)
13.Segment Information
The Company identifies itself as one operating segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E markets. The Company's CODM is the Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. As such, the CODM reviews the loss from continuing operations as a measure of segment profit or loss, as well as segment expense included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.

	Years Ended September 30,
	2025	2024
Net sales	$84,815	$79,633
Less:
Cost of goods sold	74,230	73,651
Selling, general and administrative expenses	10,395	11,128
Other¹	1,123	3,480
Loss from continuing operations	$(933)	$(8,626)
¹ Other items include loss on disposal of operating assets, interest expense, gain on forgiven loan, foreign currency exchange loss (gain), other (income) expense, and income tax expense.
General Information
Geographic net sales are based on location of customer. The United States of America is the single largest country for unaffiliated customer sales, accounting for 75% and 77% of consolidated net sales in fiscal 2025 and 2024, respectively. No other single country represents greater than 10% of consolidated net sales in fiscal 2025 and 2024. Net sales to unaffiliated customers located in various European countries accounted for 7% and 8% of consolidated net sales in fiscal 2025 and 2024, respectively. Net sales to unaffiliated customers located in various Asian countries accounted for 10% and 8% of consolidated net sales in fiscal 2025 and 2024, respectively. Other North American countries represent 6% and 6% of consolidated net sales in fiscal 2025 and 2024, respectively.
All of the Company’s continuing operations and identifiable assets not held for sale are located within the United States.

	2025	2024
Long-Lived Assets
United States	$38,303	$43,437
14.Related Party Transactions
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
15.Subsequent Events
The Company has evaluated subsequent events through December 22, 2025, and has determined that the following subsequent events require disclosure in the financial statements.
The Company is a party to collective bargaining agreements (“CBA”) with certain employees within the Cleveland location. The second bargaining unit CBA expired on March 31, 2025. The Company continued to be in negotiations with unit 2, who continued to work under the terms of the expired CBA. Subsequent to year-end, the new CBA took effect on October 4, 2025 and contains similar terms and conditions as the expired CBA.

Schedule II
SIFCO Industries, Inc. and Subsidiaries
Valuation and Qualifying Accounts
Years Ended September 30, 2025 and 2024
(Amounts in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Expense	Additions (Reductions) Charged to Other Accounts	Deductions		Balance at End of Period
Year Ended September 30, 2025
Deducted from asset accounts
Allowance for credit losses	$117	$102	$—	$(68)	(a)	$151
Inventory valuation accounts ¹	2,733	3,014	5	167	(b)	5,919
Inventory LIFO reserve	10,496	401	—	—		10,897
Deferred tax valuation allowance	10,900	116	(364)	—		10,652
Accrual for estimated liability
Workers’ compensation reserve	303	89	—	(191)	(c)	201

Year Ended September 30, 2024
Deducted from asset accounts
Allowance for credit losses	237	(90)	—	(30)	(a)	117
Inventory valuation accounts ¹	2,164	489	—	80	(b)	2,733
Inventory LIFO reserve	9,634	862	—	—		10,496
Deferred tax valuation allowance	9,112	2,000	(212)	—		10,900
Accrual for estimated liability
Workers’ compensation reserve	559	(49)	—	(207)	(c)	303
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
Management’s Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria for effective internal control over financial reporting described in the 2013 “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting and other Remediation
As of September 30, 2025, no material changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During fiscal year 2025, none of our officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about the Executive Officers of the Company appears in Part I of this Report.
The Company incorporates herein by reference the information required by this Item as to the Directors, procedures for recommending Director nominees and the Audit Committee appearing under the captions “Proposal 1 — To Elect Four (4) Directors,” and “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2025.
The Directors of the Company are elected annually to serve for one-year terms or until their successors are elected and qualified.
On December 15, 2025, Jennifer Wilson notified the Board of Directors of her desire to resign from her position as Chief Financial Officer, effective as of February 20, 2026, as reported by the Company on Form 8-K filed with the SEC on December 19, 2025.
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
Item 11. Executive Compensation
The Company incorporates herein by reference the information appearing under the captions “Executive Compensation” and “Director Compensation” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding Common Shares to be issued under the Company’s equity compensation plans as of September 30, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2016 Plan (1)	127,500	N/A	375,192
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
The Company incorporates herein by reference the beneficial ownership information appearing under the captions “Stock Ownership of Certain Beneficial Owners” and “Stock Ownership of Executive Officers, Director and Nominees” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The Company incorporates herein by reference the information required by this item appearing under the captions “Corporate Governance and Board of Director Matters” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2025.
Item 14. Principal Accounting Fees and Services
The Company incorporates herein by reference the information required by this item appearing under the caption “Principal Accounting Fees and Services” of the Company’s definitive Proxy Statement to be filed with the SEC on or about December 22, 2025.
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

2.2
Amendment to Share Purchase Agreement, dated September 27, 2024, by and between SIFCO Irish Holdings Ltd. (a wholly-owned subsidiary of SIFCO Industries Inc.) and TB2 S.r.l. dated September 27, 2024 filed as Exhibit 10.1 to the Company's Form 8-K dated October 3, 2024, and incorporated herein by reference.

3.1	Third Amended Articles of Incorporation of SIFCO Industries, Inc., filed as Exhibit 3(a) of the Company’s Form 10-Q dated March 31, 2002, and incorporated herein by reference.
3.2	SIFCO Industries, Inc. Amended and Restated Code of Regulations dated November 13, 2024., and incorporated herein by reference.
*4.1	Description of securities.
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

10.3**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 16, 2016, and incorporated herein by reference.
10.4**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.7 to the Company’s Form 10-Q dated May 16, 2016, and incorporated herein by reference.
10.5**
Amendment and Restatement to the SIFCO Industries, Inc. 2007 Long-Term Incentive Plan, filed as Exhibit A of the Company’s Proxy and Notice of 2017 Annual Meeting to Shareholders dated December 6, 2016, and incorporated herein by reference.

10.6**	Form of SIFCO Industries, Inc. Long-term incentive plan performance share award, filed as Exhibit 10.14 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.7**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.15 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.8**	Form of SIFCO Industries, Inc. Long-term incentive plan restricted share award, filed as Exhibit 10.16 to the Company’s Form 10-Q dated January 31, 2017, and incorporated herein by reference.
10.9
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
10.11
Loan and Security Agreement dated October 17, 2024 among Siena Lending Group LLC, SIFCO Industries, Inc., Quality Aluminum Forge, LLC and each of the Affiliates of the Borrowers signatory thereto from time to time as guarantors, filed as Exhibit 10.1 to the Company's Form 8-K dated October 17, 2024, and incorporated herein by reference.

*10.12**	Change in Control Agreement and Separation Agreement between the Company and Jennifer Wilson Skuhrovec, effective November 13, 2024
14.1	Code of Ethics, filed as Exhibit 14.1 of the Company’s Form 8-K dated February 6, 2018, and incorporated herein by reference.
16.1	Letter Regarding Change in Certifying Accountant, filed as Exhibit 16.1 of the Company's Form 8-K dated March 24, 2025, and incorporated herein by reference
*19.1	Insider Trading Policy
*21.1	Subsidiaries of Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*23.2	Consent of Independent Registered Public Accounting Firm - RSM LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a).
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a).

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Policy for the Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 of the Company's Form 10-K dated January 2, 2024, and incorporated herein by reference.
*101
The following financial information from SIFCO Industries, Inc. Report on Form 10-K for the year ended September 30, 2025 filed with the SEC on December 22, 2025, formatted in XBRL includes: (i) Consolidated Statements of Operations for the years ended September 30, 2025 and 2024 (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2025 and 2024, (iii) Consolidated Balance Sheets at September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flow for the years ended September 30, 2025 and 2024, (vi) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2025 and 2024 and (v) the Notes to the Consolidated Financial Statements.

*104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained with Exhibit 101
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIFCO Industries, Inc.

By: /s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)

Date: December 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 2025 by the following persons on behalf of the Registrant in the capacities indicated.

/s/ Alayne Reitman	/s/ George Scherff
Alayne Reitman	George Scherff
Chairman of the Board	Chief Executive Officer
(Principal Executive Officer)

/s/ Robert D. Johnson	/s/ Donald C. Molten, Jr.
Robert D. Johnson	Donald C. Molten, Jr.
Director	Director

/s/ Mark J. Silk	/s/ Jennifer Wilson
Mark J. Silk	Jennifer Wilson
Director	Chief Financial Officer
(Principal Financial Officer)