Form 10-Q
period 2025-12-31
SIFCO INDUSTRIES INC
filed 2026-02-11
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at December 31, 2025 was 6,215,128.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended December 31,
	2025	2024
Net sales	$23,973	$20,883
Cost of goods sold	18,784	19,955
Gross profit	5,189	928
Selling, general and administrative expenses	2,646	2,840
Gain on disposal of operating assets	(20)	—
Operating profit (loss)	2,563	(1,912)
Interest expense, net	352	469
Foreign currency exchange gain, net	—	(2)
Other expense, net	16	38
Income (loss) from continuing operations before income tax expense	2,195	(2,417)
Income tax expense	405	5
Income (loss) from continuing operations	1,790	(2,422)
Income from discontinued operations, net of tax	—	106
Net income (loss)	$1,790	$(2,316)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.29	$(0.40)
Basic earnings per share from discontinued operations	—	0.02
Basic earnings (loss) per share	$0.29	$(0.38)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.29	$(0.40)
Diluted earnings per share from discontinued operations	$—	$0.02
Diluted earnings (loss) per share	$0.29	$(0.38)

Weighted-average number of common shares (basic)	6,079	6,016
Weighted-average number of common shares (diluted)	6,159	6,016
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended December 31,
	2025	2024
Net income (loss)	$1,790	$(2,316)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	5,554
Retirement plan liability adjustment, net of tax	17	23
Other	—	(2)
Comprehensive income	$1,807	$3,259
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	December 31, 2025	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,106	$491
Restricted cash	1,081	1,553
Receivables, net of allowance for credit losses of $128 and $151, respectively	15,634	16,103
Contract assets	11,045	10,560
Inventories, net	6,561	4,192
Prepaid expenses and other current assets	2,338	2,192
Total current assets	37,765	35,091
Property, plant and equipment, net	20,896	21,794
Operating lease right-of-use assets, net	12,299	12,543
Goodwill	3,493	3,493
Other assets	488	473
Total assets	$74,941	$73,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$2,461	$2,592
Revolver	386	7,969
Short-term operating lease liabilities	978	959
Accounts payable	7,296	5,796
Contract liabilities	7,486	1,784
Accrued liabilities	3,386	3,140
Total current liabilities	21,993	22,240
Long-term finance lease, net of short-term	39	51
Long-term operating lease liabilities, net of short-term	11,977	12,230
Deferred income taxes, net	519	163
Pension liability	1,104	1,206
Other long-term liabilities	611	619
Commitments and Contingencies (Note 10)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at December 31, 2025 and September 30, 2025	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,215 at December 31, 2025 and 6,180 at September 30, 2025	6,215	6,180
Additional paid-in capital	11,863	11,892
Retained earnings	18,942	17,152
Accumulated other comprehensive income	1,678	1,661
Total shareholders’ equity	38,698	36,885
Total liabilities and shareholders’ equity	$74,941	$73,394
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,790	$(2,316)
Income from discontinued operations, net of tax	—	106
Income (loss) from continuing operations	$1,790	$(2,422)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,085	1,181
Amortization of debt issuance costs	54	37
Gain on disposal of operating assets	(20)	—
LIFO effect	212	501
Share transactions under company stock plan, net	6	(7)
Inventory valuation accounts	53	320
Deferred income taxes	356	65
Interest incurred but not yet paid	9	7
Other expenses	9	56
Changes in operating assets and liabilities:
Receivables	469	424
Contract assets	(485)	626
Inventories	(2,634)	(274)
Prepaid expenses and other current assets	(192)	(543)
Other assets	—	265
Accounts payable	1,294	(2,772)
Accrued liabilities	321	(778)
Contract liabilities	5,702	(495)
Accrued income tax	49	—
Net cash provided by (used for) operating activities	8,078	(3,809)
Cash flows from investing activities:
Proceeds from disposal of operating assets	20	—
Capital expenditures	(96)	(109)
Net cash used for investing activities	(76)	(109)
Cash flows from financing activities:
Proceeds from term loan	—	3,000
Payments on term loan	(150)	(100)
Proceeds from revolving credit agreement	22,646	35,025
Repayments of revolving credit agreement	(30,229)	(42,534)
Payment of debt issuance costs	(115)	(203)
Principal payments on capital lease obligations	(11)	(10)
Repayments of promissory note and related fees — related party	—	(4,417)
Net cash used for financing activities	(7,859)	(9,239)
Cash flows from discontinued operations:
Net cash used for operating activities	—	(57)
Net cash provided by investing activities	—	13,313
Net cash provided by financing activities	—	356
Effects of exchange rate changes on cash and cash equivalents	—	(35)
Net cash provided by discontinued operations	—	13,577
Increase in cash, cash equivalents and restricted cash	143	420
Cash, cash equivalents and restricted cash at the beginning of the period	2,044	2,723
Cash, cash equivalents and restricted cash from continuing operations at the end of the period	$2,187	$3,143
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Three Months Ended December 31,
	2025	2024
Cash paid during the year:
Cash paid for interest	$(298)	$(389)
Non-cash investing activities:
Additions to property, plant & equipment — incurred but not yet paid	$98	$19
Non-cash financing activities:
Debt issuance costs — incurred but not yet paid	—	115
Interest added to promissory note — related party (paid-in-kind)	—	27
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended December 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2025	6,180	$6,180	$11,892	$17,152	$1,661	$36,885
Comprehensive income	—	—	—	1,790	17	1,807
Performance and restricted share expense	—	—	66	—	—	66
Share transactions under equity-based plans	35	35	(95)	—	—	(60)
Balance at December 31, 2025	6,215	$6,215	$11,863	$18,942	$1,678	$38,698

	Three Months Ended December 31, 2024
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(2,316)	5,575	3,259
Performance and restricted share expense	—	—	20	—	—	20
Share transactions under equity-based plans	(11)	(11)	(17)	—	—	(28)
Balance at December 31, 2024	6,147	$6,147	$11,778	$15,565	$186	$33,676
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Annual Report”). The year-end consolidated condensed balance sheet contained in these financial statements was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
B.Accounting Policies
A summary of the Company’s significant accounting policies is included in Note 1 to the audited consolidated financial statements of the Company’s 2025 Annual Report.
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
The dilutive effect is as follows:

	Three Months Ended December 31,
	2025	2024
Income (loss) from continuing operations	$1,790	(2,422)
Income from discontinued operations, net of tax	—	106
Net income (loss)	$1,790	$(2,316)

Weighted-average common shares outstanding (basic)	6,079	6,016
Effect of dilutive securities:
Restricted shares	76	—
Performance shares	4	—
Weighted-average common shares outstanding (diluted)	6,159	6,016

Net earnings (loss) per share – basic and diluted:
Continuing operations	$0.29	$(0.40)
Discontinued operations	—	0.02
Net earnings (loss) per share	$0.29	$(0.38)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	32	149
D.Recent Accounting Standards Adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, “Compensation—Stock Compensation - Scope Application of Profits Interest and Similar Awards,” which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718 or another accounting standard. The Company adopted the ASU during the first quarter of fiscal year 2026. This guidance did not have a material impact on the Company’s consolidated condensed financial statements.
E.Impact of Newly Issued Accounting Standards
Accounting Pronouncements - Issued and Not Effective
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of this standard on our consolidated condensed financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company will first apply this guidance, on an annual basis, for the current fiscal year. This guidance will expand our annual income tax disclosures, but will not affect our consolidated condensed financial statements.
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
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended December 31,
	2025	2024
Net sales	$—	$622
Cost of sales	—	348
Interest expense, net	—	15

Income from discontinued operations before income tax expense and gain on sale	—	214
Gain on sale of discontinued operations before income tax expense	—	58
Income tax expense from discontinued operations	—	166
Income from discontinued operations, net of tax	$—	$106
3.Inventories
Inventories consist of:

	December 31, 2025	September 30, 2025
Raw materials and supplies	$3,278	$1,416
Work-in-process	1,906	1,325
Finished goods	1,377	1,451
Total inventories, net	$6,561	$4,192
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 63% and 40% of the Company’s inventories as of December 31, 2025 and September 30, 2025, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because the actual results may vary from these estimates, the annual results may differ from interim results as they are subject to adjustments based on the differences between the estimates and the actual results. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $11,109 and $10,897 higher than reported as of December 31, 2025 and September 30, 2025, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of December 31, 2025 and September 30, 2025, our inventory valuation allowances were $6,002 and $5,919, respectively.
4.Accumulated Other Comprehensive Income
The components of accumulated other comprehensive loss are as follows:

	December 31, 2025	September 30, 2025
Retirement plan liability adjustment, net of tax	1,678	1,661
Total accumulated other comprehensive income	$1,678	$1,661

During the three months ended December 31, 2024, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of the CBlade and the substantially complete liquidation of operations in Europe.
5. Debt
Debt consists of:

	December 31, 2025	September 30, 2025
Revolving credit agreement	$386	$7,969
Term loan, net of unamortized debt issuance costs of $42 and $50, respectively	2,258	2,400
Finance lease obligations	85	97
Other	157	146
Total debt	2,886	10,612
Less — current maturities	(2,847)	(10,561)
Total long-term debt	$39	$51
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have an interest rate equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of December 31, 2025, the Company held $1,081 in compensating balances, which were included in restricted cash in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 was paid on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of December 31, 2025.
Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement includes a springing financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio ("FCCR") of 1.0 to 1.0, in accordance with the Loan Agreement, once the availability block has been released. The Loan Agreement contains a $2,000 availability block that reduces the borrowing base until the later of the (i) the first anniversary date of the closing date and (ii) date on which the Company achieves a FCCR of at least 1.05 to 1.00, measure on a trailing twelve-month basis, at which point the availability block will be eliminated. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of December 31, 2025.
As of December 31, 2025, the Company was in compliance with its FCCR covenant. As of December 31, 2025, total availability under the Revolver was $16,063, and no letters of credit were outstanding.
As of December 31, 2025 and September 30, 2025, the Company had effective interest rates of 10.5% and 9.8%, respectively, under its revolving credit agreements.
Debt issuance costs
As of December 31, 2025 and September 30, 2025, the Company had debt issuance costs related to its outstanding revolving credit agreement of $556, respectively, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $216 and $170, respectively. As of December 31, 2025 and September 30, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $41 and $33, respectively.
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of December 31, 2025 and September 30, 2025, the Company had outstanding balances under the ED Loan of $157 and $147, respectively.
Beginning on October 1, 2019, FirstEnergy invoiced the Company on a quarterly basis and payments were made accordingly. The Company has not received an invoice from First Energy since October 2023, and attempts to contact the lender have been unsuccessful.
6.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first three months of fiscal 2026 was 18.5%, compared with (0.2)% for the same period of fiscal 2025. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.
7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended December 31,
	2025	2024
Service cost	$32	$43
Interest cost	232	236
Expected return on plan assets	(265)	(264)
Amortization of net loss	17	23
Net periodic pension cost	$16	$38
During the three months ended December 31, 2025 and 2024, the Company made $104 and $42 in cash contributions to its defined benefit pension plans. The Company anticipates making $297 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2026. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2026.

8.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first three months of fiscal 2026, the Company granted 50 time-based restricted shares under the 2016 Plan to certain key employees with a grant date fair value of $6.73 per share. The awards vest over three years. There were 17 shares forfeited during the three months ended December 31, 2025. No performance-based shares were granted during the three months ended December 31, 2025.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 342 shares that remain available for award as of December 31, 2025. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation expense under the 2016 Plan was $66 and $21 during the first three months of fiscal 2026 and 2025, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of December 31, 2025, there was $357 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended December 31,
	2025	2024
Commercial revenue	$8,678	$11,157
Military revenue	15,295	9,726
Total	$23,973	$20,883

The following table represents revenue by end market:

	Three Months Ended December 31,
	2025	2024
Aerospace components for:
Fixed wing aircraft	$10,520	$12,845
Rotorcraft	9,234	3,394
Commercial space	1,147	2,448
Energy components for power generation units	284	1,028
Commercial product and other revenue	2,788	1,168
Total	$23,973	$20,883
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 66% and 53% of total net sales for the three months ended December 31, 2025 and 2024, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the three months ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Contract assets — beginning balance	$10,560	$10,745
Additional revenue recognized over-time	16,012	10,713
Less amounts billed to the customers	(15,527)	(11,339)
Contract assets — ending balance	$11,045	$10,119

	December 31, 2025	December 31, 2024
Contract liabilities — beginning balance	$1,784	$2,879
Payments received in advance of performance obligations	6,618	440
Performance obligations satisfied	(916)	(935)
Contract liabilities — ending balance	$7,486	$2,384
During the three months ended December 31, 2025, the Company recognized revenues of approximately $916, that was included in contract liabilities at the beginning of fiscal year 2026. During the three months ended December 31, 2024, the Company recognized revenues of approximately $935, that was included in contract liabilities at the beginning of fiscal year 2025.
Accounts receivable were $17,272 and $16,848 as of September 30, 2024 and December 31, 2024, respectively. There were certain contracts that met the criteria for loss recognition, a loss contract reserve of $461 and $325 was recorded as of December 31, 2025 and September 30, 2025, respectively.
Remaining performance obligations
As of December 31, 2025, the Company has $139,454 of remaining performance obligations, of which $87,905 are anticipated to be complete within the next 12 months, and the remaining thereafter.
10.Commitments and Contingencies
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
On October 3, 2025, the Company received written notice of potential violations of the Clean Water Act and California’s General Industrial Storm Water Permit occurring at Quality Aluminum Forge, LLC’s facilities located at 820 North Cypress

Street & 794 North Cypress Street, Orange, California 92867. On December 23, 2025, the Company received written Notice of Violations and Intent to File Suit Under the Federal Water Pollution Control Act regarding potential violations of the Clean Water Act and California’s General Industrial Storm Water Permit occurring at Quality Aluminum Forge, LLC’s facilities located at 820 North Cypress Street & 794 North Cypress Street, Orange, California 92867. The Company is currently reviewing the aforementioned notices, validating the violations alleged therein, and, to the extent applicable, determining the extent of remediation efforts that may be required in connection therewith, and has engaged an environmental consultant to assist with analyzing fees, penalties and legal costs that could potentially be assessed. While the Company records reserves for legal disputes and regulatory matters in accordance to U.S. GAAP, the ultimate resolution of such matters are inherently uncertain, and actual results may differ significantly from current estimates. Based on the foregoing, the Company recorded an estimate for these contingent liabilities of $156 as of December 31, 2025.
11.Segment Information
The Company identifies itself as one operating segment, SIFCO, which is a manufacturer of forgings and machined components for the A&E, defense, and commercial space markets. The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM has the ultimate decision-making authority for resource allocation and assessing the performance of the Company. As such, the CODM reviews the income (loss) from continuing operations as a measure of segment profit or loss, as well as segment expense included in the below table, to evaluate operating performance, generate future operating plans and make strategic decisions. The CODM also uses these measures in monitoring plan versus actual results. The CODM does not review segment assets at a different asset level or category than those disclosed in the consolidated balance sheets.

	Three Months Ended December 31,
	2025	2024
Net sales	$23,973	$20,883
Less:
Cost of goods sold	18,784	19,955
Selling, general and administrative expenses	2,646	2,840
Other¹	753	510
Income (Loss) from continuing operations	$1,790	$(2,422)
¹ Other items include gain on disposal of operating assets, interest expense, gain on forgiven loan, foreign currency exchange loss (gain), other (income) expense, and income tax expense.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or “A&E”), defense, and commercial space industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulatory compliance, and trade measures such as significant tariffs - including recently announced U.S. tariffs on aluminum and steel; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment in order to remain competitive, win bids, and meet the evolving needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; and (18) extraordinary or force majeure events affecting the business or operations of our business.
The Company engages in the production of forgings and machined components primarily for the A&E, defense and commercial space markets. The processes and services provided by the Company include forging, heat-treating, chemical processing, machining, subassembly, and testing. The Company operates under one business segment.
The Company endeavors to continue to plan and evaluate its business operations while taking into consideration certain factors including the following: (i) the projected build rate for commercial, business and military aircraft, as well as the engines that power such aircraft; (ii) the projected maintenance, repair and overhaul schedules for commercial, business and military aircraft, as well as the engines that power such aircraft; (iii) the projected build rate and repair for industrial turbines and commercial space.
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
Backlog of Orders
SIFCO’s total backlog as of December 31, 2025 was $139.5 million, compared with total backlog of $121.9 million as of December 31, 2024. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended December 31, 2025 compared with Three Months Ended December 31, 2024
Net Sales
Net sales comparative information for the first quarter of fiscal 2026 and 2025 is as follows:

(Dollars in millions)	Three Months Ended December 31,		Increase/ (Decrease)
	2025	2024
Aerospace components for:
Fixed wing aircraft	$10.5	$12.8	$(2.3)
Rotorcraft	9.2	3.4	5.8
Commercial space	1.2	2.5	(1.3)
Energy components for power generation units	0.3	1.0	(0.7)
Commercial product and other revenue	2.8	1.2	1.6
Total	$24.0	$20.9	$3.1
Net sales for the first quarter of fiscal 2026 increased $3.1 million to $24.0 million, compared with $20.9 million in the comparable period of fiscal 2025. The increase is attributable to increased throughput and favorable pricing, partially offset by the impact of customer-supplied raw materials. Under these arrangements, net sales excludes the value of materials provided by customers, resulting in lower reported sales relative to comparable programs utilizing company-procured materials. Fixed wing sales decreased $2.3 million compared with the same period last year, primarily due to timing across most programs, such as F-35. Rotorcraft sales increased compared with the same period last year primarily due to the timing of orders for UH-60 Black Hawk and CH47 Chinook programs. Commercial space products decreased by $1.3 million year-over-year due to reduced procurement activity in the commercial space market. Net sales for the energy components for power generation units decreased by $0.7 million. Commercial products and other revenue increased $1.6 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 36.2% and 63.8%, respectively, of total net sales in the first quarter of fiscal 2026, compared with 53.4% and 46.6%, respectively, in the comparable period in fiscal 2025. Commercial net sales decreased $2.5 million to $8.7 million in the first quarter of fiscal 2026, compared with $11.2 million in the comparable period of fiscal 2025, primarily due to reduced procurement activity in the commercial space market, partially offset by higher demand in the commercial aerospace market. Military net sales increased by $5.6 million to $15.3 million in the first quarter of fiscal 2026, compared with $9.7 million in the comparable period of fiscal 2025, primarily due to increased demand across multiple programs, such as munitions and UH-60.
Cost of Goods Sold
Cost of goods sold (“COGS”) decreased by $1.2 million, or 5.9%, to $18.8 million, or 78.4% of net sales, during the first quarter of fiscal 2026, compared with $20.0 million, or 95.6% of net sales, in the comparable period of fiscal 2025. The decrease is due to improved absorption of fixed manufacturing costs. In addition, customer-supplied raw material reduced both reported net sales and COGS as customer-provided materials are excluded, with a generally neutral impact on gross profit.
Gross Profit
Gross profit increased by $4.3 million to $5.2 million in the first quarter of fiscal 2026, compared with $0.9 million gross profit in the comparable period of fiscal 2025, primarily attributable to increased throughput, favorable pricing and shift in sales mix resulting from the exit of lower-margin business, partially offset by higher manufacturing costs.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $2.6 million, or 11.0% of net sales, during the first quarter of fiscal 2026, compared with $2.8 million, or 13.6% of net sales, in the comparable period of fiscal 2025. The decrease is primarily driven by lower legal and professional fees.
Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the first quarter of fiscal 2026 and 2025:

(Dollars in millions)	Weighted Average Interest Rate Three Months Ended December 31,		Weighted Average Outstanding Balance Three Months Ended December 31,
	2025	2024	2025	2024
Revolving credit agreement	10.5%	9.6%	$7.9	$13.3
Term loan	9.9%	10.5%	$2.4	$2.4
Other debt	25.5%	8.2%	$0.2	$0.4
Income Taxes
The Company’s effective tax rate through the first quarter of fiscal 2026 was 18.5%, compared with (0.2)% for the same period of fiscal 2025. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
Income (Loss) from Continuing Operations
Income from continuing operations was $1.8 million during the first quarter of fiscal 2026, compared with a loss from continuing operations of $2.4 million in the comparable period of fiscal 2025. The improvement is primarily attributable to increased gross profit and lower SG&A expenses as noted above.
B.Liquidity and Capital Resources
Cash and cash equivalents were $1.1 million and $0.5 million as of December 31, 2025 and September 30, 2025, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of December 31, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to payments on our outstanding debt and leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Annual Report”). Additionally, refer to Note 9 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for more information related to the Company’s pension and defined contribution plans.
We believe that our existing cash and available credit lines will be sufficient to finance our continued operations, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company’s liquidity could be negatively affected if the Company is unable to obtain capital, by customers extending payment terms to the Company and/or the decrease in demand for our products. The Company and management will continue to assess and actively manage liquidity needs. For details regarding our debt agreements, see Note 5 — Debt of the notes to unaudited consolidated condensed financial statements.
Operating Activities
The Company’s operating activities provided $8.1 million of cash in the first three months of fiscal 2026. The cash provided by operating activities was primarily due to $4.5 million of cash generated from working capital, primarily due to increases in inventory due to timing of raw material receipts, contract liabilities due to receipt of milestone payment from a customer, and accounts payable due to timing of payments, along with $1.8 million of net income from continuing operations and $1.8 million adjusted for non-cash items, such as depreciation.
The Company’s operating activities used $3.8 million of cash in the first three months of fiscal 2025, primarily due to net operating loss of $2.4 million partially offset by depreciation and amortization of $1.2 million and change in inventory valuation accounts of $0.3 million and LIFO effect of $0.5 million. The uses of cash from working capital of $3.5 million was primarily due to decreases in accounts payable and accrued liabilities due to timing of payments, higher prepaid expenses attributable to deferred financing costs related to the refinanced revolver, decreases in contract liabilities due to satisfaction of performance obligations in sales contracts, and higher inventories due to timing of raw material receipts, partially offset by decreases in accounts receivable and contract assets mostly due to timing of receipts and higher billings to customers, respectively.
Investing Activities
During the first three months of fiscal 2026 and 2025, cash used for investing activities was $0.1 million, respectively, attributable to capital expenditures. Capital commitments as of December 31, 2025 were $0.3 million. The Company anticipates that the remaining total fiscal 2026 capital expenditures will be within the range of $1.0 million to $2.0 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.
Financing Activities
Cash used for financing activities was $7.9 million in the first three months of fiscal 2026, compared with $9.2 million in the first three months of fiscal 2025. The year-over-year decrease in cash used from financing was primarily related to lower repayments on debt obligations during fiscal 2026.
Refer to Note 5 — Debt of the notes to unaudited consolidated condensed financial statements for details regarding our financing activities during the three months ended December 31, 2025.
Future cash flows from the Company’s operations may be used to pay down outstanding debt amounts. The Company believes it has adequate cash/liquidity available to finance its operations from the combination of (i) the Company’s expected cash flows from operations and (ii) funds available under its loan and security agreement as described in Note 5 — Debt of the notes to unaudited consolidated condensed financial statements for its domestic locations.
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
C.Recent Accounting Standards
ASU 2024-01 was adopted during the three months ended December 31, 2025. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2025 Annual Report.
Item 4.    Controls and Procedures
As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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

**10.3	Offer Letter delivered by SIFCO Industries, Inc. to Jennifer Wilson on October 22, 2024, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 25, 2024, and incorporated herein by reference.
**10.4
Resignation agreement and release of claims , between SIFCO Industries, Inc. and Jennifer Wilson on January 28, 2026, filed as Exhibit 10.1 to the Company’s Form 8-K dated February 3, 2026, and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 filed with the SEC on February 11, 2026, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended December 31, 2025 and 2024, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended December 31, 2025 and 2024, (iii) Consolidated Condensed Balance Sheets as of December 31, 2025 and September 30, 2025, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended December 31, 2025 and 2024, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods December 31, 2025 and 2024, and (v) the Notes to the Consolidated Condensed Financial Statements.

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

SIFCO Industries, Inc.
(Registrant)

February 11, 2026	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

February 11, 2026	/s/ Jennifer Wilson
Jennifer Wilson
Chief Financial Officer
(Principal Financial Officer)