Form 10-Q
period 2026-03-31
SIFCO INDUSTRIES INC
filed 2026-05-08
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at March 31, 2026 was 6,254,128.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$26,444	$19,027	$50,417	$39,910
Cost of goods sold	20,783	17,457	39,567	37,412
Gross profit	5,661	1,570	10,850	2,498
Selling, general and administrative expenses	2,985	2,351	5,631	5,191
Loss (gain) on disposal of operating assets	15	—	(5)	—
Operating profit (loss)	2,661	(781)	5,224	(2,693)
Interest expense, net	304	428	656	897
Foreign currency exchange (gain) loss, net	(1)	1	(1)	(1)
Other expense, net	13	37	29	75
Income (loss) from continuing operations before income tax expense	2,345	(1,247)	4,540	(3,664)
Income tax (benefit) expense	(306)	75	99	80
Income (loss) from continuing operations	2,651	(1,322)	4,441	(3,744)
(Loss) income from discontinued operations, net of tax	—	(70)	—	36
Net income (loss)	$2,651	$(1,392)	$4,441	$(3,708)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$0.44	$(0.22)	$0.73	$(0.62)
Basic earnings (loss) per share from discontinued operations	—	(0.01)	—	0.01
Basic earnings (loss) per share	$0.44	$(0.23)	$0.73	$(0.61)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$0.43	$(0.22)	$0.72	$(0.62)
Diluted earnings (loss) per share from discontinued operations	—	(0.01)	—	0.01
Diluted earnings (loss) per share	$0.43	$(0.23)	$0.72	$(0.61)

Weighted-average number of common shares (basic)	6,130	6,068	6,105	6,042
Weighted-average number of common shares (diluted)	6,186	6,068	6,173	6,042
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income (loss)	$2,651	$(1,392)	$4,441	$(3,708)
Other comprehensive income (loss):
Reclassification of foreign translation adjustments to net loss	—	—	—	5,554
Retirement plan liability adjustment, net of tax	16	22	33	45
Other	—	—	—	(2)
Comprehensive income (loss)	$2,667	$(1,370)	$4,474	$1,889
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	March 31, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$304	$491
Restricted cash	1,081	1,553
Receivables, net of allowance for credit losses of $235 and $151, respectively	19,159	16,103
Contract assets	12,216	10,560
Inventories, net	6,929	4,192
Prepaid expenses and other current assets	2,529	2,192
Total current assets	42,218	35,091
Property, plant and equipment, net	19,951	21,794
Operating lease right-of-use assets, net	12,052	12,543
Goodwill	3,493	3,493
Other assets	481	473
Total assets	$78,195	$73,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$2,322	$2,592
Revolver	2,764	7,969
Short-term operating lease liabilities	998	959
Accounts payable	7,466	5,796
Contract liabilities	6,229	1,784
Accrued liabilities	3,479	3,140
Total current liabilities	23,258	22,240
Long-term finance lease, net of short-term	27	51
Long-term operating lease liabilities, net of short-term	11,720	12,230
Deferred income taxes, net	175	163
Pension liability	970	1,206
Other long-term liabilities	603	619
Commitments and Contingencies (Note 10)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at March 31, 2026 and September 30, 2025	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,254 at March 31, 2026 and 6,180 at September 30, 2025	6,254	6,180
Additional paid-in capital	11,901	11,892
Retained earnings	21,593	17,152
Accumulated other comprehensive income	1,694	1,661
Total shareholders’ equity	41,442	36,885
Total liabilities and shareholders’ equity	$78,195	$73,394
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,441	$(3,708)
Income from discontinued operations, net of tax	—	36
Income (loss) from continuing operations	$4,441	$(3,744)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	2,126	2,370
Amortization of debt issuance costs	108	93
Loss on disposal of operating assets	(5)	—
LIFO effect	1,182	(136)
Share transactions under company stock plan, net	83	54
Inventory valuation accounts	(594)	347
Deferred income taxes	12	138
Interest added to promissory note - related party (paid-in-kind)	—	27
Interest incurred but not yet paid	13	10
Other expenses	17	1
Changes in operating assets and liabilities:
Receivables	(3,055)	2,728
Contract assets	(1,656)	(264)
Inventories	(3,324)	(179)
Prepaid expenses and other current assets	(429)	(1,873)
Other assets	20	286
Accounts payable	1,322	(533)
Accrued liabilities	401	(181)
Contract liabilities	4,445	(110)
Accrued income tax	71	(4)
Net cash provided by (used for) operating activities	5,178	(970)
Cash flows from investing activities:
Proceeds from disposal of operating assets	20	—
Capital expenditures	(214)	(263)
Net cash used for investing activities	(194)	(263)
Cash flows from financing activities:
Proceeds from term loan	—	3,000
Payments on term loan	(300)	(250)
Proceeds from revolving credit agreement	45,826	54,589
Repayments of revolving credit agreement	(51,031)	(65,772)
Payment of debt issuance costs	(115)	(203)
Principal payments on capital lease obligations	(23)	(21)
Repayments of promissory note and related fees — related party	—	(4,417)
Net cash used for financing activities	(5,643)	(13,074)
Cash flows from discontinued operations:
Net cash used for operating activities	—	(57)
Net cash provided by investing activities	—	13,242
Net cash provided by financing activities	—	356
Effects of exchange rate changes on cash and cash equivalents	—	(35)
Net cash provided by discontinued operations	—	13,506
Decrease in cash, cash equivalents and restricted cash	(659)	(801)
Cash, cash equivalents and restricted cash at the beginning of the period	2,044	2,723
Cash, cash equivalents and restricted cash from continuing operations at the end of the period	$1,385	$1,922
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Six Months Ended March 31,
	2026	2025
Cash paid during the year:
Cash paid for interest	$567	$786
Cash paid for income taxes, net	28	16
Non-cash investing activities:
Additions to property, plant & equipment — incurred but not yet paid	$78	$—
Non-cash financing activities:
Debt issuance costs — incurred but not yet paid	—	115
Interest added to promissory note — related party (paid-in-kind)	—	27
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended March 31, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2026	6,215	$6,215	$11,863	$18,942	$1,678	$38,698
Comprehensive income	—	—	—	2,651	16	2,667
Performance and restricted share expense	—	—	77	—	—	77
Share transactions under equity-based plans	39	39	(39)	—	—	—
Balance at March 31, 2026	6,254	$6,254	$11,901	$21,593	$1,694	$41,442

	Three Months Ended March 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at January 1, 2025	6,147	$6,147	$11,778	$15,565	$186	$33,676
Comprehensive (loss) income	—	—	—	(1,392)	22	(1,370)
Performance and restricted share expense	—	—	67	—	—	67
Share transactions under equity-based plans	43	43	(49)	—	—	(6)
Balance at March 31, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367

	Six Months Ended March 31, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2025	6,180	$6,180	$11,892	$17,152	$1,661	$36,885
Comprehensive income	—	—	—	4,441	33	4,474
Performance and restricted share expense	—	—	143	—	—	143
Share transactions under equity-based plans	74	74	(134)	—	—	(60)
Balance at March 31, 2026	6,254	$6,254	$11,901	$21,593	$1,694	$41,442

	Six Months Ended March 31, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(3,708)	5,597	1,889
Performance and restricted share expense	—	—	87	—	—	87
Share transactions under equity-based plans	32	32	(66)	—	—	(34)
Balance at March 31, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367
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
These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Annual Report”). The year-end consolidated condensed balance sheet contained in these unaudited consolidated condensed financial statements was derived from the audited financial statements and disclosures required by accounting principles generally accepted in the U.S. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Income (loss) from continuing operations	$2,651	(1,322)	$4,441	(3,744)
(Loss) income from discontinued operations, net of tax	—	(70)	—	36
Net income (loss)	$2,651	$(1,392)	$4,441	$(3,708)

Weighted-average common shares outstanding (basic)	6,130	6,068	6,105	6,042
Effect of dilutive securities:
Restricted shares	54	—	65	—
Performance shares	2	—	3	—
Weighted-average common shares outstanding (diluted)	6,186	6,068	6,173	6,042

Net earnings (loss) per share – basic:
Continuing operations	$0.44	$(0.22)	$0.73	$(0.62)
Discontinued operations	—	(0.01)	—	0.01
Net earnings (loss) per share	$0.44	$(0.23)	$0.73	$(0.61)

Net earnings (loss) per share – diluted:
Continuing operations	$0.43	$(0.22)	$0.72	$(0.62)
Discontinued operations	—	(0.01)	—	0.01
Net loss per share – diluted:	$0.43	$(0.23)	$0.72	$(0.61)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	—	156	8	152

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
E.Impact of Newly Issued Accounting Standards
Accounting Pronouncements - Issued and Not Effective
In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU No. 2025-11 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently assessing the impact of this standard on our consolidated condensed financial statements and related disclosures.
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

In October 2024, upon regulatory approval, the Company completed the CBlade Sale and received cash consideration of approximately $14,408, net of transaction costs of $530. The Company has not had any significant involvement with CBlade after the sale. All operating activities prior to the disposal date were included in the Company's financial statements separately as discontinued operations, including income before income tax provision, gain from the sale CBlade (i.e., cash proceeds received less net assets transferred), and the release of accumulated other comprehensive income (loss) attributable to the Company's European operations.
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
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$—	$—	$—	$622
Cost of sales	—	—	—	348
Interest expense, net	—	—	—	15

Income from discontinued operations before income tax expense and gain on sale	—	—	—	214
Loss on sale of discontinued operations before income tax expense	—	(70)	—	(11)
Income tax expense from discontinued operations	—	—	—	167
(Loss) income from discontinued operations, net of tax	$—	$(70)	$—	$36
3.Inventories
Inventories consist of:

	March 31, 2026	September 30, 2025
Raw materials and supplies	$3,357	$1,416
Work-in-process	2,141	1,325
Finished goods	1,431	1,451
Total inventories, net	$6,929	$4,192
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 62% and 40% of the Company’s inventories as of March 31, 2026 and September 30, 2025, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Interim LIFO calculations are based on year-to-date changes in inventory levels. In performing these calculations, the Company excludes the effects of any decrements expected to be reinstated by year-end. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $12,078 and $10,897 higher than reported as of March 31, 2026 and September 30, 2025, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of March 31, 2026 and September 30, 2025, the inventory valuation allowances were $5,386 and $5,919, respectively.

4.Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	March 31, 2026	September 30, 2025
Retirement plan liability adjustment, net of tax	1,694	1,661
Total accumulated other comprehensive income	$1,694	$1,661
During the six months ended March 31, 2025, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of the CBlade and the substantially complete liquidation of operations in Europe.
5. Debt
Debt consists of:

	March 31, 2026	September 30, 2025
Revolving credit agreement	$2,764	$7,969
Term loan, net of unamortized debt issuance costs of $35 and $50, respectively	2,115	2,400
Finance lease obligations	74	97
Other	160	146
Total debt	5,113	10,612
Less — current maturities	(5,086)	(10,561)
Total long-term debt	$27	$51
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have an interest rate equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of March 31, 2026 and September 30, 2025, the Company maintained compensating balances of $1,081 and $1,553, respectively, which were included in restricted cash in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 was paid on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of March 31, 2026.

Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement includes a springing financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio ("FCCR") of 1.0 to 1.0, in accordance with the Loan Agreement, once the availability block has been released. The Loan Agreement contains a $2,000 availability block that reduces the borrowing base until the later of the (i) the first anniversary date of the closing date and (ii) date on which the Company achieves a FCCR of at least 1.05 to 1.00, measure on a trailing twelve-month basis, at which point the availability block will be eliminated. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of March 31, 2026.
As of March 31, 2026, the Company was in compliance with its FCCR covenant. As of March 31, 2026, total availability under the Revolver was $17,236, and no letters of credit were outstanding.
As of March 31, 2026 and September 30, 2025, the Company had effective interest rates of 15.7% and 9.8%, respectively, under its revolving credit agreements. The effective interest rate for the current period presented was impacted by a provision in the Loan Agreement requiring interest to be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As a result, the Company incurred interest expense on amounts in excess of its actual borrowings, which increased the effective interest rate.
Debt issuance costs
As of March 31, 2026 and September 30, 2025, the Company had debt issuance costs related to its outstanding revolving credit agreement of $556, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $263 and $170, respectively. As of March 31, 2026 and September 30, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $48 and $33, respectively.
First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of March 31, 2026 and September 30, 2025, the Company had outstanding balances under the ED Loan of $160 and $147, respectively.
Beginning on October 1, 2019, FirstEnergy invoiced the Company on a quarterly basis and payments were made accordingly. The Company has not received an invoice from First Energy since October 2023, and attempts to contact the lender have been unsuccessful.
6.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first six months of fiscal 2026 was 2.2%, compared with (2.2)% for the same period of fiscal 2025. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate. The Company analyzes the need for a valuation allowance on a quarterly basis and has determined that a full valuation allowance on the U.S. net deferred tax assets as of the second quarter of fiscal 2026 is appropriate. It is reasonably possible that sufficient positive evidence required to release all, or a portion of the U.S valuation allowance will exist within the next 12 months.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.

7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Service cost	$32	$43	$64	$87
Interest cost	232	236	464	472
Expected return on plan assets	(264)	(264)	(529)	(529)
Amortization of net loss	16	22	33	45
Net periodic pension cost	$16	$37	$32	$75
During the six months ended March 31, 2026 and 2025, the Company made $241 and $95 in cash contributions to its defined benefit pension plans. The Company anticipates making $160 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2026. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2026.
8.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first six months of fiscal 2026, the Company granted 47 time-based restricted shares under the 2016 Plan to non-employee directors with a grant date fair value of $6.50 per share. The awards vest over one year.
In the first six months of fiscal 2026, the Company granted two separate awards under the 2016 Plan to certain key employees, 50 time-based restricted shares with a grant date fair value of $6.73 per share and 10 time-based restricted shares with a grant date fair value of $5.76 per share. The awards vest over three years. There were 35 shares forfeited during the six months ended March 31, 2026. No performance-based shares were granted during the six months ended March 31, 2026.
If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 303 shares that remain available for award as of March 31, 2026. If any of the outstanding share awards are ultimately earned and vest at greater than the target number of shares, up to a maximum of 150% of such target, then a fewer number of shares would be available for award.
Stock-based compensation expense under the 2016 Plan was $143 and $88 during the first six months of fiscal 2026 and 2025, respectively, and $77 and $67 during the three months ended March 31, 2026 and 2025, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of March 31, 2026, there was $571 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.7 years.
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended March 31, 2026		Six Months Ended March 31, 2026
	2026	2025	2026	2025
Commercial revenue	$8,438	$8,321	$17,116	$19,477
Military revenue	18,006	10,706	33,301	20,433
Total	$26,444	$19,027	$50,417	$39,910
The following table represents revenue by end market:

	Three Months Ended March 31, 2026		Six Months Ended March 31,
	2026	2025	2026	2025
Aerospace components for:
Fixed wing aircraft	$16,288	$14,381	$26,808	$27,226
Rotorcraft	7,265	2,929	16,499	6,324
Commercial space	828	593	1,975	3,041
Energy components for power generation units	155	686	439	1,713
Commercial product and other revenue	1,908	438	4,696	1,606
Total	$26,444	$19,027	$50,417	$39,910
All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 69% and 57% of total net sales for the six months ended March 31, 2026 and 2025, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the six months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Contract assets — beginning balance	$10,560	$10,745
Additional revenue recognized over-time	34,819	22,717
Less amounts billed to the customers	(33,163)	(22,452)
Contract assets — ending balance	$12,216	$11,010

	March 31, 2026	March 31, 2025
Contract liabilities — beginning balance	$1,784	$2,879
Payments received in advance of performance obligations	6,618	1,554
Performance obligations satisfied	(2,173)	(1,665)
Contract liabilities — ending balance	$6,229	$2,768

During the three and six months ended March 31, 2026, the Company recognized revenues of approximately $49 and $656, respectively, that were included in contract liabilities at the beginning of fiscal year 2026. During the three and six months ended March 31, 2025, the Company recognized revenues of approximately $730 and $1,665, respectively, that was included in contract liabilities at the beginning of fiscal year 2025.
Accounts receivable were $17,272 and $14,544 as of September 30, 2024 and March 31, 2025, respectively. There were certain contracts that met the criteria for loss recognition, a loss contract reserve of $313 and $325 was recorded as of March 31, 2026 and September 30, 2025, respectively.
Remaining performance obligations
As of March 31, 2026, the Company has $157,719 of remaining performance obligations, of which $95,322 are anticipated to be complete within the next 12 months, and the remaining thereafter.
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
The Company may be subject to late shipping charges under certain customer arrangements if delivery timelines are not met. As of March 31, 2026, the Company has not accrued any amounts related to such potential charges, as the likelihood of incurring material penalties is not considered probable. The Company will continue to monitor this matter and will record an accrual if and when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.
Environmental Compliance Matter - Orange, California Facility
On October 3, 2025, the Company received written notice of potential violations of the Clean Water Act and California’s General Industrial Storm Water Permit occurring at Quality Aluminum Forge, LLC’s facilities located at 820 North Cypress Street & 794 North Cypress Street, Orange, California 92867. The Company received written Notice of Violations and Intent to File Suit Under the Federal Water Pollution Control Act, dated December 23, 2025, regarding potential violations of the Clean Water Act and California’s General Industrial Storm Water Permit occurring at Quality Aluminum Forge, LLC’s facilities located at 820 North Cypress Street & 794 North Cypress Street, Orange, California 92867. The foregoing notices resulted in a lawsuit filed on February 23, 2026, in the United States District Court, Central District of California, captioned: Orange County Coastkeeper v. Quality Aluminum Forge, LLC, SIFCO Industries, Inc. and Private Investments, LLC. The Company has not yet been officially served with this suit and is engaged in efforts described below to resolve this matter. The suit makes claims that generally repeats the claims from the December 23, 2025 notice described above and requests injunctive relief, storm water compliance actions, and plaintiffs’ costs.
The Company is currently reviewing the aforementioned notices and resulting lawsuit, validating the violations alleged therein, and, to the extent applicable, determining the extent of remediation efforts that may be required in connection therewith, and has engaged an environmental consultant to assist with analyzing fees, penalties and legal costs that could potentially be assessed. While the Company records reserves for legal disputes and regulatory matters in accordance to U.S. GAAP, the ultimate resolution of such matters are inherently uncertain, and actual results may differ significantly from current estimates. Based on the foregoing, the Company recorded an estimate for these contingent liabilities of $291, which is included within accrued liabilities as of March 31, 2026. The Company recorded expense of $236 and $391 related to these matters during the three months and six months ended March 31, 2026.
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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net sales	$26,444	$19,027	$50,417	$39,910
Less:
Cost of goods sold	20,783	17,457	39,567	37,412
Selling, general and administrative expenses	2,985	2,351	5,631	5,191
Other¹	25	541	778	1,051
Income (Loss) from continuing operations	$2,651	$(1,322)	$4,441	$(3,744)
¹ Other items include gain on disposal of operating assets, interest expense, foreign currency exchange (gain) loss, other expense, net, and income tax (benefit) expense.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain various forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. The words “will,” “may,” “designed to,” “outlook,” “believes,” “should,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “forecasts” and similar expressions identify certain of these forward-looking statements. These forward-looking statements are based on current expectations and are subject to risk and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company provides this cautionary statement identifying important economic, political and technological factors, among others, the absence or effect of which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Such factors include the following: (1) the impact on business conditions in general, and on the demand for product in the aerospace and energy (or “A&E”), defense, and commercial space industries in particular, of the global economic outlook, including the continuation of military spending at or near current levels and the availability of capital and liquidity from banks, the financial markets and other providers of credit; (2) the future business environment, including capital and consumer spending; (3) competitive factors, including the ability to replace business that may be lost at comparable margins; (4) metals and commodities price increases and the Company’s ability to recover such price increases; (5) successful development and market introduction of new products and services; (6) continued reliance on consumer acceptance of regional and business aircraft powered by more fuel efficient turboprop engines; (7) continued reliance on military spending, in general, and/or several major customers, in particular, for revenues; (8) the impact on future contributions to the Company’s defined benefit pension plans due to changes in actuarial assumptions, government regulations and the market value of plan assets; (9) stable governments, business conditions, laws, regulations and taxes in economies where business is conducted; (10) the ability to successfully integrate businesses that may be acquired into the Company’s operations; (11) cyber and other security threats or disruptions faced by us, our customers or our suppliers and other partners; (12) our exposure to additional risks as a result of our international business, including risks related to geopolitical and economic factors, suppliers, laws and regulatory compliance, and trade measures such as significant tariffs - including U.S. tariffs on aluminum and steel; (13) the ability to maintain a qualified workforce; (14) the adequacy and availability of our insurance coverage; (15) our ability to develop new products and technologies and maintain technologies, facilities, and equipment in order to remain competitive, win bids, and meet the evolving needs of our customers; (16) our ability to realize amounts in our backlog; (17) investigations, claims, disputes, enforcement actions, litigation and/or other legal proceedings; and (18) extraordinary or force majeure events affecting the business or operations of our business, such as geopolitical conflicts and supply chain disruptions resulting therefrom.
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
Backlog of Orders
SIFCO’s total backlog as of March 31, 2026 was $157.7 million, compared with total backlog of $129.2 million as of March 31, 2025. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.
Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
Net Sales
Net sales comparative information for the second quarter of fiscal 2026 and 2025 is as follows:

(Dollars in millions)	Three Months Ended March 31,		Increase/ (Decrease)
	2026	2025
Aerospace components for:
Fixed wing aircraft	$16.3	$14.4	$1.9
Rotorcraft	7.3	2.9	4.4
Commercial space	0.8	0.6	0.2
Energy components for power generation units	0.1	0.7	(0.6)
Commercial product and other revenue	1.9	0.4	1.5
Total	$26.4	$19.0	$7.4
Net sales for the second quarter of fiscal 2026 increased $7.4 million to $26.4 million, compared with $19.0 million in the comparable period of fiscal 2025. The increase is driven by higher production volumes and favorable pricing, partially offset by the impact of customer-supplied raw materials. Under these arrangements, the Company does not recognize revenue for materials provided by customers, resulting in lower reported net sales relative to comparable programs utilizing company-procured materials. Fixed wing sales increased $1.9 million compared with the same period last year, primarily due to timing across most programs, including the F-15 and C-130 and increased market share in the F-35CV programs. Rotorcraft sales increased compared with the same period last year primarily due to the timing of orders for CH53K and CH47 Chinook programs. Commercial space products increased by $0.2 million due to timing of orders in the commercial space market. Net sales for the energy components for power generation units decreased by $0.6 million, primarily due to lower customer demand. Commercial products and other revenue increased $1.5 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 31.9% and 68.1%, respectively, of total net sales in the second quarter of fiscal 2026, compared with 43.7% and 56.3%, respectively, in the comparable period in fiscal 2025. Commercial net sales increased $0.1 million to $8.4 million in the second quarter of fiscal 2026, compared with $8.3 million in the comparable period of fiscal 2025, primarily due to higher demand in the commercial aerospace market, partially offset by reduced procurement of components the Company provides for the power generation market. Military net sales increased by $7.3 million to $18.0 million in the second quarter of fiscal 2026, compared with $10.7 million in the comparable period of fiscal 2025, primarily due to increased demand across multiple programs, such as munitions, CH47 and CH53K.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $3.3 million, or 19.1%, to $20.8 million, or 78.6% of net sales, during the second quarter of fiscal 2026, compared with $17.5 million, or 91.7% of net sales, in the comparable period of fiscal 2025. The increase is primarily as a result of higher sales volume. However, the increase in COGS was partially offset by the impact of customer-supplied raw materials, which reduced material costs by the Company (generally neutral impact on gross profit).

Gross Profit
Gross profit increased by $4.1 million to $5.7 million in the second quarter of fiscal 2026, compared with $1.6 million gross profit in the comparable period of fiscal 2025. The margin expansion was primarily driven by improved pricing and more favorable customer and product mix, including increased volumes on higher-margin programs, improved overhead absorption resulting from higher production volumes, and the benefit of pricing actions.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $3.0 million, or 11.3% of net sales, during the second quarter of fiscal 2026, compared with $2.4 million, or 12.4% of net sales, in the comparable period of fiscal 2025. The increase is primarily driven by $0.2 million of environmental reserve and associated legal and professional fees, $0.1 million in incentive compensation accruals and $0.1 million increase in the provision for expected credit losses.
Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the second quarter of fiscal 2026 and 2025:

(Dollars in millions)	Weighted Average Interest Rate Three Months Ended March 31,		Weighted Average Outstanding Balance Three Months Ended March 31,
	2026	2025	2026	2025
Revolving credit agreement	37.6%	9.7%	$1.9	$11.7
Term loan	9.3%	10.0%	$2.2	$2.8
Other debt	7.8%	2.3%	$0.2	$0.4
The revolving credit agreement weighted average interest rate for the three months ended reflects the impact of a provision within the Company's Loan Agreement that requires interest be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As average borrowings during the period were below threshold, the Company incurred interest expense in amounts in excess of the actual debt outstanding. As a result, the Company's effective interest rate was higher than would be expected based solely on the stated contractual rates applied to its outstanding borrowings. Excluding the impact to this provision, the Company's effective interest rate for the period would have been approximately 9.3%, compared to the reported rate of 37.6%. The impact of this provision may continue in future periods to the extent that outstanding borrowings remain below the specified minimum level.
Income Taxes
The Company’s effective tax rate through the second quarter of fiscal 2026 was (13.0)%, compared with (5.9)% for the same period of fiscal 2025. The change in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets. It is reasonably possible that, if the Company continues to generate sufficient U.S. taxable income, all or a portion of the valuation allowance could be released within the next 12 months.
Income (Loss) from Continuing Operations
Income from continuing operations was $2.7 million during the second quarter of fiscal 2026, compared with a loss from continuing operations of $1.3 million in the comparable period of fiscal 2025. The improvement is primarily attributable to increased gross profit as noted above.

Six Months Ended March 31, 2026 compared with Six Months Ended March 31, 2025
Net Sales
Net sales comparative information for the first six months of fiscal 2026 and 2025 is as follows:

(Dollars in millions)	Six Months Ended March 31,		Increase/ (Decrease)
	2026	2025
Aerospace components for:
Fixed wing aircraft	$26.8	$27.2	$(0.4)
Rotorcraft	16.5	6.3	10.2
Commercial space	2.0	3.1	(1.1)
Energy components for power generation units	0.4	1.7	(1.3)
Commercial product and other revenue	4.7	1.6	3.1
Total	$50.4	$39.9	$10.5
Net sales for the first six months of fiscal 2026 increased $10.5 million to $50.4 million, compared with $39.9 million in the comparable period of fiscal 2025. The increase was primarily driven by higher volumes in military programs, partially offset by declines in certain commercial markets. Fixed wing sales decreased $0.4 million compared with the same period last year due to program timing. Rotorcraft sales increased $10.2 million compared with the same period last year primarily due to the timing of orders in the CH47 and CH53K programs. Commercial space products decreased by $1.1 million year-over-year due to reduced procurement activity, including one specific customer significantly scaling back orders to manage excess inventory. Net sales for the energy components for power generation units decreased by $1.3 million due to lower customer demand. Commercial products and other revenue increased $3.1 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 33.9% and 66.1%, respectively, of total net sales in the first six months of fiscal 2026, compared with 48.8% and 51.2%, respectively, in the comparable period in fiscal 2025. Commercial net sales decreased $2.4 million to $17.1 million in the first six months of fiscal 2026, compared with $19.5 million in the comparable period of fiscal 2025, reflecting reduced demand in commercial space market and reduced procurement of components the Company provides for the power generation market. Military net sales increased by $12.9 million to $33.3 million in the first six months of fiscal 2026, compared with $20.4 million in the comparable period of fiscal 2025, primarily due to increased demand across most programs.
Cost of Goods Sold
COGS increased by $2.2 million, or 5.8%, to $39.6 million, or 78.5% of net sales, during the first six months of fiscal 2026, compared with $37.4 million, or 93.7% of net sales, in the comparable period of fiscal 2025. The increase in COGS was primarily attributable to higher production and sales volumes. As a percentage of net sales, COGS decreased, reflecting improved overhead absorption on higher volumes and the impact of pricing actions.
Gross Profit
Gross profit increased $8.4 million to $10.9 million in the first six months of fiscal 2026, compared with $2.5 million gross profit in the comparable period of fiscal 2025. The increase was primarily driven by higher sales volumes, favorable product mix, and improved pricing. Gross margin also increased, reflecting the benefit of these factors, as well as improved cost absorption and impact of cost drivers noted above.
Selling, General and Administrative Expenses
SG&A expenses were $5.6 million, or 11.2% of net sales, during the first six months of fiscal 2026, compared with $5.2 million, or 13.0% of net sales, in the comparable period of fiscal 2025. The increase in SG&A expenses was primarily driven by $0.4 million related to environmental reserve and associated legal and professional fees as discussed in Note 10 — Commitments and Contingencies of the notes to unaudited consolidated condensed financial statements, $0.2 million increase in incentive compensation and $0.1 million in severance-related costs, partially offset by $0.3 million in lower legal and professional and consulting fees.

Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first six months of both fiscal 2026 and 2025:

(Dollars in millions)	Weighted Average Interest Rate Six Months Ended March 31,		Weighted Average Outstanding Balance Six Months Ended March 31,
	2026	2025	2026	2025
Revolving credit agreement	15.7%	9.7%	$4.9	$12.5
Term loan	9.6%	10.2%	$2.3	$2.6
Other debt	16.5%	5.2%	$0.2	$0.4
Interest expense for the six months ended reflects the impact of a provision within the Company's Loan Agreement that requires interest be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As average borrowings during the period were below threshold, the Company incurred interest expense in amounts in excess of the actual debt outstanding. As a result, the Company's effective interest rate was higher than would be expected based solely on the stated contractual rates applied to its outstanding borrowings. Excluding the impact to this provision, the Company's effective interest rate for the period would have been approximately 9.9%, compared to the reported rate of 15.7%. The impact of this provision may continue in future periods to the extent that outstanding borrowings remain below the specified minimum level.
Income Taxes
The Company’s effective tax rate through the first six months of fiscal 2026 was 2.2%, compared with (2.2)% for the same period of fiscal 2025. The change in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025, as well as the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets. While the Company has generated U.S. pretax income during fiscal 2026, it has not yet concluded that sufficient positive evidence exists to support a release of the valuation allowance. The Company will continue to evaluate all available evidence, including the sustainability of earnings. It is reasonably possible that, if sufficient positive evidence is obtained, all or a portion of the valuation allowance could be released within the next 12 months, which could result in a material income tax benefit in the period in which it is recognized.
Income (Loss) from Continuing Operations
Income from continuing operations was $4.4 million during the first six months of fiscal 2026, compared with a loss of $3.7 million in the comparable period of fiscal 2025 due to higher sales volumes and gross margin improvements as referenced above.
B.Liquidity and Capital Resources
Cash and cash equivalents were $0.3 million and $0.5 million as of March 31, 2026 and September 30, 2025, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of March 31, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The Company's primary cash requirements consist of obligations related to outstanding debt and lease payments, operating and capital purchase commitments, and contributions to our defined benefit and contribution plans. These requirements are expected to be funded through a combination of cash on hand, cash generated from operations, and availability under the Company's credit facilities. For additional information regarding the Company’s contractual obligations, including leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Annual Report”). Additionally, refer to Note 9 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for more information related to the Company’s pension and defined contribution plans.

We believe that our existing cash and available credit lines will be sufficient to finance our continued operations and planned capital expenditures for the next 12 months. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our loan agreement or seek additional financing. The Company and management will continue to assess and actively manage liquidity needs. For details regarding our debt agreements, see Note 5 — Debt of the notes to unaudited consolidated condensed financial statements.
Operating Activities
Net cash provided by operating activities was $5.2 million for the first six months of fiscal 2026, compared to net cash used of $1.0 million in the first six months of fiscal 2025. The increase was primarily driven by improved operating results, with net income of $4.4 million compared to a net loss of $3.7 million in the prior year period. Non-cash adjustments included $2.1 million of depreciation and amortization and $1.2 million of LIFO expense in the current period, partially offset by a $0.6 million decrease in related inventory valuation accounts. Changes in working capital resulted in a net use of cash of approximately $2.2 million during the period. This use was primarily driven by increases in operating assets, including a $3.1 million increase in accounts receivable, $3.3 million increase in inventories, and a $1.7 million increase in contract assets, reflecting higher business activity and the timing of billings and production. These uses were partially offset by increases in operating liabilities, including a $4.4 million increase in contract liabilities and a $1.3 million increase in accounts payable, reflecting the timing of customer advance payments and vendor disbursements.
In contrast, during the six months of fiscal 2025, operating activities used $1.0 million of cash, primarily due to net loss of $3.7 million, partially offset by of $2.4 million depreciation and amortization and $0.3 million related to inventory valuation accounts. Changes in working capital resulted in a net use in cash, primarily driven by decreases in accounts payable and accrued liabilities due to timing of payments, increases in prepaid expenses related to deferred financing costs associated with the refinancing of the revolving credit facility, decreases in contract liabilities due to satisfaction of performance obligations, and increase in inventories due to timing of raw material receipts. These uses were partially offset by a decrease in accounts receivable, reflecting the timing of customer receipts and billings.
Investing Activities
During the first six months of fiscal 2026 and 2025, cash used for investing activities was $0.2 million and $0.3 million, respectively, attributable to capital expenditures. Capital commitments as of March 31, 2026 were $0.4 million. The Company anticipates that the remaining fiscal 2026 capital expenditures will be within the range of $1.0 million to $1.4 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.
Financing Activities
Cash used for financing activities was $5.6 million in the first six months of fiscal 2026, compared with $13.1 million in the first six months of fiscal 2025. The year-over-year decrease in cash used from financing was primarily related to lower repayments on debt obligations during fiscal 2026.
Refer to Note 5 — Debt of the notes to unaudited consolidated condensed financial statements for details regarding our financing activities during the six months ended March 31, 2026.
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
C.Recent Accounting Standards
ASU 2024-01 was adopted during the six months ended March 31, 2026. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2025 Annual Report.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2026 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 8, 2026, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended March 31, 2026 and 2025, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended March 31, 2026 and 2025, (iii) Consolidated Condensed Balance Sheets as of March 31, 2026 and September 30, 2025, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended March 31, 2026 and 2025, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods March 31, 2026 and 2025, and (v) the Notes to the Consolidated Condensed Financial Statements.

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

SIFCO Industries, Inc.
(Registrant)

May 8, 2026	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

May 8, 2026	/s/ Eric B. Shultz
Eric B. Shultz
Chief Financial Officer
(Principal Financial Officer)