Form 10-Q
period 2026-06-30
SIFCO INDUSTRIES INC
filed 2026-08-10
CIK 90168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of the Registrant’s Common Shares, par value $1.00, outstanding at June 30, 2026 was 6,254,128.

Part I.    Financial Information
Item 1.    Financial Statements
SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$26,145	$22,095	$76,562	$62,005
Cost of goods sold	22,723	16,200	62,290	53,612
Gross profit	3,422	5,895	14,272	8,393
Selling, general and administrative expenses	3,100	2,635	8,731	7,826
Loss on disposal of operating assets	36	—	31	—
Operating profit	286	3,260	5,510	567
Interest expense, net	289	391	945	1,289
Foreign currency exchange loss (gain), net	—	5	(1)	4
Other expense (income), net	15	(479)	44	(404)
Income (loss) from continuing operations before income tax expense	(18)	3,343	4,522	(322)
Income tax expense	22	41	121	120
Income (loss) from continuing operations	(40)	3,302	4,401	(442)
Income from discontinued operations, net of tax	—	106	—	142
Net income (loss)	$(40)	$3,408	$4,401	$(300)

Basic earnings (loss) per share:
Basic earnings (loss) per share from continuing operations	$(0.01)	$0.54	$0.72	$(0.07)
Basic earnings per share from discontinued operations	—	0.02	—	0.02
Basic earnings (loss) per share	$(0.01)	$0.56	$0.72	$(0.05)
Diluted earnings (loss) per share:
Diluted earnings (loss) per share from continuing operations	$(0.01)	$0.54	$0.71	$(0.07)
Diluted earnings per share from discontinued operations	—	0.02	—	0.02
Diluted earnings (loss) per share	$(0.01)	$0.56	$0.71	$(0.05)

Weighted-average number of common shares (basic)	6,131	6,068	6,113	6,050
Weighted-average number of common shares (diluted)	6,131	6,138	6,186	6,050
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)
(Amounts in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(40)	$3,408	$4,401	$(300)
Other comprehensive income (loss):
Reclassification of foreign translation adjustments to net loss	—	—	—	5,554
Retirement plan liability adjustment, net of tax	16	23	49	68
Other	—	—	—	(2)
Comprehensive income (loss)	$(24)	$3,431	$4,450	$5,320
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)
(Amounts in thousands, except per share data)

	June 30, 2026	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$77	$491
Restricted cash	1,081	1,553
Receivables, net of allowance for credit losses of $138 and $151, respectively	19,145	16,103
Contract assets	11,844	10,560
Inventories, net	10,066	4,192
Prepaid expenses and other current assets	2,665	2,192
Total current assets	44,878	35,091
Property, plant and equipment, net	19,353	21,794
Operating lease right-of-use assets, net	11,801	12,543
Goodwill	3,493	3,493
Other assets	510	473
Total assets	$80,035	$73,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt, net of unamortized debt issuance costs	$2,182	$2,592
Revolver	4,845	7,969
Short-term operating lease liabilities	1,018	959
Accounts payable	9,424	5,796
Contract liabilities	3,630	1,784
Accrued liabilities	4,276	3,140
Total current liabilities	25,375	22,240
Long-term finance lease, net of short-term	15	51
Long-term operating lease liabilities, net of short-term	11,458	12,230
Deferred income taxes, net	143	163
Pension liability	916	1,206
Other long-term liabilities	596	619
Commitments and Contingencies (Note 10)
Shareholders’ equity:
Serial preferred shares, no par value, authorized 1,000 shares; zero shares issued and outstanding at June 30, 2026 and September 30, 2025	—	—
Common shares, par value $1 per share, authorized 10,000 shares; issued and outstanding shares 6,254 at June 30, 2026 and 6,180 at September 30, 2025	6,254	6,180
Additional paid-in capital	12,015	11,892
Retained earnings	21,553	17,152
Accumulated other comprehensive income	1,710	1,661
Total shareholders’ equity	41,532	36,885
Total liabilities and shareholders’ equity	$80,035	$73,394
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,401	$(300)
Income from discontinued operations, net of tax	—	142
Income (loss) from continuing operations	$4,401	$(442)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,140	3,912
Amortization of debt issuance costs	161	148
Loss on disposal of operating assets	31	—
LIFO effect	4,409	(606)
Share transactions under company stock plan, net	197	101
Inventory valuation accounts	(669)	548
Deferred income taxes	(21)	179
Interest added to promissory note - related party (paid-in-kind)	—	27
Interest incurred but not yet paid	16	13
Other expenses	26	(144)
Changes in operating assets and liabilities:
Receivables	(3,042)	3,049
Contract assets	(1,284)	(1,936)
Inventories	(9,613)	(1,116)
Prepaid expenses and other current assets	(611)	693
Other assets	20	287
Accounts payable	3,080	(2,673)
Accrued liabilities	1,155	(1,818)
Contract liabilities	1,845	(817)
Accrued income tax	125	(4)
Net cash provided by (used for) operating activities	3,366	(599)
Cash flows from investing activities:
Proceeds from disposal of operating assets	20	—
Capital expenditures	(548)	(324)
Net cash used for investing activities	(528)	(324)
Cash flows from financing activities:
Proceeds from term loan	—	3,000
Payments on term loan	(450)	(400)
Proceeds from revolving credit agreement	71,039	76,644
Repayments of revolving credit agreement	(74,164)	(88,413)
Payment of debt issuance costs	(115)	(203)
Principal payments on capital lease obligations	(34)	(32)
Repayments of promissory note and related fees — related party	—	(4,030)
Net cash used for financing activities	(3,724)	(13,434)
Cash flows from discontinued operations:
Net cash used for operating activities	—	(57)
Net cash provided by investing activities	—	13,348
Net cash provided by financing activities	—	356
Effects of exchange rate changes on cash and cash equivalents	—	(35)
Net cash provided by discontinued operations	—	13,612
Decrease in cash, cash equivalents and restricted cash	(886)	(745)
Cash, cash equivalents and restricted cash at the beginning of the period	2,044	2,723
Cash, cash equivalents and restricted cash from continuing operations at the end of the period	$1,158	$1,978
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Supplemental Disclosure of Cash Flow Information
(Unaudited, Amounts in thousands)

	Nine Months Ended June 30,
	2026	2025
Cash paid during the year:
Cash paid for interest	$823	$1,521
Cash paid for income taxes, net	28	16
Non-cash investing activities:
Additions to property, plant & equipment — incurred but not yet paid	160	48
Non-cash financing activities:
Debt issuance costs — incurred but not yet paid	—	115
See notes to unaudited consolidated condensed financial statements.

SIFCO Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders’ Equity
(Unaudited, Amounts in thousands)

	Three Months Ended June 30, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2026	6,254	$6,254	$11,901	$21,593	$1,694	$41,442
Comprehensive (loss) income	—	—	—	(40)	16	(24)
Performance and restricted share expense	—	—	114	—	—	114
Balance at June 30, 2026	6,254	$6,254	$12,015	$21,553	$1,710	$41,532

	Three Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 1, 2025	6,190	$6,190	$11,796	$14,173	$208	$32,367
Comprehensive income	—	—	—	3,408	23	3,431
Performance and restricted share expense	—	—	47	—	—	47
Share transactions under equity-based plans	(10)	(10)	10	—	—	—
Balance at June 30, 2025	6,180	$6,180	$11,853	$17,581	$231	$35,845

	Nine Months Ended June 30, 2026
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2025	6,180	$6,180	$11,892	$17,152	$1,661	$36,885
Comprehensive income	—	—	—	4,401	49	4,450
Performance and restricted share expense	—	—	257	—	—	257
Share transactions under equity-based plans	74	74	(134)	—	—	(60)
Balance at June 30, 2026	6,254	$6,254	$12,015	$21,553	$1,710	$41,532

	Nine Months Ended June 30, 2025
	Common Shares		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
Balance at October 1, 2024	6,158	$6,158	$11,775	$17,881	$(5,389)	$30,425
Comprehensive (loss) income	—	—	—	(300)	5,620	5,320
Performance and restricted share expense	—	—	134	—	—	134
Share transactions under equity-based plans	22	22	(56)	—	—	(34)
Balance at June 30, 2025	6,180	$6,180	$11,853	$17,581	$231	$35,845
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations	$(40)	3,302	$4,401	(442)
(Loss) income from discontinued operations, net of tax	—	106	—	142
Net income (loss)	$(40)	$3,408	$4,401	$(300)

Weighted-average common shares outstanding (basic)	6,131	6,068	6,113	6,050
Effect of dilutive securities:
Restricted shares	—	58	70	—
Performance shares	—	12	3	—
Weighted-average common shares outstanding (diluted)	6,131	6,138	6,186	6,050

Net earnings (loss) per share – basic:
Continuing operations	$(0.01)	$0.54	$0.72	$(0.07)
Discontinued operations	—	0.02	—	0.02
Net earnings (loss) per share	$(0.01)	$0.56	$0.72	$(0.05)

Net earnings (loss) per share – diluted:
Continuing operations	$(0.01)	$0.54	$0.71	$(0.07)
Discontinued operations	—	0.02	—	0.02
Net earnings (loss) per share	$(0.01)	$0.56	$0.71	$(0.05)

Anti-dilutive weighted-average common shares excluded from calculation of diluted earnings per share	82	69	6	148

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
F. Employee Retention Credit
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Employee Retention Credit (“ERC”) is a refundable payroll tax credit available to eligible businesses and tax-exempt organizations impacted by the COVID-19 pandemic. Businesses qualified if they experienced a full or partial government-ordered suspension of operations or a "significant" decline in gross receipts.
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
No ERC related income or expense was recognized during the three and nine months ended June 30, 2026.

During the three and nine months ended June 30, 2025, the Company recognized a total gross benefit of $3,373, consisting of $2,859 ERC refund and $514 in interest income. The credit was allocated as follows:
•$2,406 to cost of goods sold (“COGS”),
•$453 to selling, general and administrative expense (“SG&A”), and
•$514 to other (income) expense, net.
The Company also recognized $675 of professional fees related to the ERC within SGA expenses during both the three months and nine months ended June 30, 2025.
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
A summary of the operating results for the discontinued operations is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$—	$—	$—	$622
Cost of sales	—	—	—	348
Interest expense, net	—	—	—	15

Income from discontinued operations before income tax (benefit) expense and loss on sale	—	—	—	214
Loss on sale of discontinued operations before income tax expense	—	—	—	(11)
Income tax (benefit) expense from discontinued operations	—	(106)	—	61
Income from discontinued operations, net of tax	$—	$106	$—	$142

3.Inventories
Inventories consist of:

	June 30, 2026	September 30, 2025
Raw materials and supplies	$5,637	$1,416
Work-in-process	2,891	1,325
Finished goods	1,538	1,451
Total inventories, net	$10,066	$4,192
For a portion of the Company’s inventory, cost is determined using the last-in, first-out (“LIFO”) method. Approximately 74% and 40% of the Company’s inventories as of June 30, 2026 and September 30, 2025, respectively, use the LIFO method. An actual valuation of inventory under the LIFO method is made at the end of each fiscal year based on the inventory levels and costs existing at that time. Interim LIFO calculations are based on year-to-date changes in inventory levels. In performing these calculations, the Company excludes the effects of any decrements expected to be reinstated by year-end. The first-in, first-out (“FIFO”) method is used for the remainder of the inventories, which are stated at the lower of cost or net realizable value (“NRV”). If the FIFO method had been used for the inventories for which cost is determined using the LIFO method, inventories would have been $14,897 and $10,897 higher than reported as of June 30, 2026 and September 30, 2025, respectively. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The Company estimates net realizable value, excess and obsolescence and shrink reserves for its inventory based upon historical experience, historical and projected sales trends and the age of inventory on hand. As of June 30, 2026 and September 30, 2025, the inventory valuation allowances were $4,549 and $5,919, respectively.
4.Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	June 30, 2026	September 30, 2025
Retirement plan liability adjustment, net of tax	1,710	1,661
Total accumulated other comprehensive income	$1,710	$1,661
During the nine months ended June 30, 2025, the Company reclassified $5,554 from foreign currency translation adjustment to income from discontinued operations in the consolidated condensed statements of operations concurrent with the disposition of CBlade and the substantially complete liquidation of operations in Europe.
5. Debt
Debt consists of:

	June 30, 2026	September 30, 2025
Revolving credit agreement	$4,845	$7,969
Term loan, net of unamortized debt issuance costs of $28 and $50, respectively	1,972	2,400
Finance lease obligations	62	97
Other	163	146
Total debt	7,042	10,612
Less — current maturities	(7,027)	(10,561)
Total long-term debt	$15	$51
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
Borrowings under the Revolver and the Letter of Credit Sub-facility will bear interest at an annual rate of 4.5% plus the adjusted term SOFR (or, if the base rate is applicable, an annual rate of 3.5% plus the base rate). Borrowings under the Term Loan will bear interest at an annual rate of 5.5% plus the adjusted term SOFR (or, if the base rate is applicable, 4.5% plus the base rate) and shall be repaid in equal consecutive monthly installments of $50 commencing November 1, 2024, with the entire unpaid balance due and payable on the maturity date. Letters of credit issued under the Letter of Credit Sub-facility will have an interest rate equal to 4.5% plus adjusted term SOFR per annum of the face amount of such letter of credit. The Letter of Credit Sub-facility requires the Company to maintain compensating balances in a money market account in support of any issuances. The Company may withdraw funds from this account at its discretion; however, availability under the Letter of Credit Sub-facility will be dependent upon the maintenance of such compensating balances. As of the reporting date, the Company had no outstanding letters of credit issued under this Loan Agreement. The Company had outstanding letters of credit issued by another financial institution, which are fully secured by cash compensating balances. As of June 30, 2026 and September 30, 2025, the Company maintained compensating balances of $1,081 and $1,553, respectively, which were included in restricted cash in the consolidated condensed balance sheets.
In consideration of the execution and delivery by Siena of the Loan Agreement, the Company agreed pursuant to the fee letter to pay a closing fee in the amount of $230 (of which $115 was paid on the closing date and $115 was paid on the first anniversary of the closing date, with the remaining amount (if any) of the closing fee to be paid in full on the maturity date). The fee letter provides for a collateral monitoring fee in the amount of $126, which fee shall be paid in installments as follows: (a) equal payments of approximately $4 shall be payable on the closing date and on the first day of each month thereafter and (b) the remaining amount of such fee (if any) shall be paid in full on the maturity date. In addition, an unused line fee accrues with respect to the unused amount of the Revolver at an annual rate of 0.5%. All fees that are payable in future installments or in full at maturity were recognized within accrued liabilities in the consolidated condensed balance sheets as of June 30, 2026.
Borrowings under the Credit Facility are secured by (a) a continuing first priority lien on and security interest in and to substantially all of the assets of the Company and other loan parties identified therein; and (b) a continuing first priority pledge of the pledged equity. The obligations of the Borrowers are guaranteed by each guarantor on the terms set forth in the Loan Agreement.
The Loan Agreement includes a financial covenant requiring the Company to maintain a minimum fixed charge coverage ratio ("FCCR") of 1.0 to 1.0, in accordance with the Loan Agreement, once the availability block has been released. The Loan Agreement contains a $2,000 availability block that reduces the borrowing base until the later of the (i) the first anniversary date of the closing date and (ii) date on which the Company achieves a FCCR of at least 1.05 to 1.00, measured on a trailing twelve-month basis, at which point the availability block is eliminated. The Loan Agreement also contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investment, liens, mergers, asset sales, and transactions with affiliates, as well as customary events of default for financings of this type. Additionally, the Loan Agreement contains provisions for a lockbox arrangement and a subjective acceleration clause related to the appraised value of collateralized property, plant, and equipment; hence, the Term Loan and the Revolver were each classified as current maturities of long-term debt in the consolidated condensed balance sheet as of June 30, 2026.
As of June 30, 2026, the Company was in compliance with its FCCR covenant. As of June 30, 2026, total availability under the Revolver was $15,156, and no letters of credit were outstanding.
As of June 30, 2026 and September 30, 2025, the Company had effective interest rates of 13.9% and 9.8%, respectively, under its revolving credit agreements. The effective interest rate for the current period presented was impacted by a provision in the Loan Agreement requiring interest to be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As a result, the Company incurred interest expense on amounts in excess of its actual borrowings, which increased the effective interest rate.
Debt issuance costs
As of June 30, 2026 and September 30, 2025, the Company had debt issuance costs related to its outstanding revolving credit agreement of $556, which is included in the consolidated condensed balance sheets as a deferred charge in other current assets, net of amortization of $309 and $170, respectively. As of June 30, 2026 and September 30, 2025, the Company had debt issuance costs related to the Term Loan of $83, which are included net of debt in the consolidated condensed balance sheets, net of amortization of $55 and $33, respectively.

First Energy
In April 2019, the Company entered into an economic development loan in the amount of $864 with FirstEnergy Corporation (“FirstEnergy”) through its Ohio Electric Security Plan (“ESP”) in effect at that time (the “ED Loan”). The ED Loan matures in five years and requires quarterly payments at an interest rate of zero percent per annum for the first twenty-four months and 2.0% per annum for the remainder of the term. Any unpaid balance after the initial term will convert to the U.S. Prime Rate plus 1.0%. As of June 30, 2026 and September 30, 2025, the Company had outstanding balances under the ED Loan of $163 and $147, respectively.
Beginning on October 1, 2019, FirstEnergy invoiced the Company on a quarterly basis and payments were made accordingly. The Company has not received an invoice from First Energy since October 2023, and attempts to contact the lender have been unsuccessful.
6.Income Taxes
For each interim reporting period, the Company makes an estimate of the effective tax rate it expects to be applicable for the full fiscal year for its operations. This estimated effective rate is used in providing for income taxes on a year-to-date basis. The Company’s effective tax rate through the first nine months of fiscal 2026 was 2.7%, compared with (37.2)% for the same period of fiscal 2025. The increase in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate. The Company analyzes the need for a valuation allowance on a quarterly basis and has determined that a full valuation allowance on the U.S. net deferred tax assets as of the third quarter of fiscal 2026 is appropriate. It is reasonably possible that sufficient positive evidence required to release all, or a portion of the U.S valuation allowance will exist within the next 12 months.
The Company is subject to income taxes in the U.S. federal jurisdiction, Ireland, and various state and local jurisdictions.
7.Retirement Benefit Plans
The Company and certain of its subsidiaries sponsor defined benefit pension plans covering some of its employees. The components of the net periodic benefit cost of the Company’s defined benefit plans are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Service cost	$32	$43	$95	$130
Interest cost	232	236	696	708
Expected return on plan assets	(265)	(264)	(794)	(793)
Amortization of net loss	16	23	49	68
Net periodic pension cost	$15	$38	$46	$113
During the nine months ended June 30, 2026 and 2025, the Company made $310 and $175 in cash contributions to its defined benefit pension plans. The Company anticipates making $80 in cash contributions to fund its defined benefit pension plans for the balance of fiscal 2026. The Company does not anticipate making cash contributions above the minimum funding requirement to fund its defined benefit pension plans during the balance of fiscal 2026.
8.Stock-Based Compensation
The Company has outstanding equity awards under the Company’s 2007 Long-Term Incentive Plan (the “2007 Plan”) and the Company’s 2007 Long-Term Incentive Plan (Amended and Restated as of November 16, 2016) (as further amended, the “2016 Plan”), and awards performance and restricted shares under the 2016 Plan.
In the first nine months of fiscal 2026, the Company granted 47 time-based restricted shares under the 2016 Plan to non-employee directors with a grant date fair value of $6.50 per share. The awards vest over one year.
In the first nine months of fiscal 2026, the Company granted two separate awards under the 2016 Plan to certain key employees, 50 time-based restricted shares with a grant date fair value of $6.73 per share and 10 time-based restricted shares with a grant date fair value of $5.76 per share. The awards vest over three years. There were 35 shares forfeited during the nine months ended June 30, 2026. No performance-based shares were granted during the nine months ended June 30, 2026.

If all outstanding share awards are ultimately earned and vest at the target number of shares, there are approximately 303 shares that remain available for award as of June 30, 2026.
Stock-based compensation expense under the 2016 Plan was $257 and $135 during the first nine months of fiscal 2026 and 2025, respectively, and $114 and $47 during the three months ended June 30, 2026 and 2025, respectively, within selling, general and administrative expense on the consolidated condensed statements of operations. As of June 30, 2026, there was $457 of total unrecognized compensation cost related to the performance shares and restricted shares awarded under the 2016 Plan. The Company expects to recognize this cost over the next 1.4 years.
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
The following table represents a breakout of total revenue by customer type:

	Three Months Ended June 30, 2026		Nine Months Ended June 30, 2026
	2026	2025	2026	2025
Commercial revenue	$6,984	$8,688	$24,100	$28,166
Military revenue	19,161	13,407	52,462	33,839
Total	$26,145	$22,095	$76,562	$62,005
The following table represents revenue by end market:

	Three Months Ended June 30, 2026		Nine Months Ended June 30,
	2026	2025	2026	2025
Aerospace components for:
Fixed wing aircraft	$12,676	$13,206	$39,484	$40,432
Rotorcraft	7,638	5,215	24,137	11,538
Commercial space	114	1,173	2,089	4,214
Energy components for power generation units	10	334	449	2,048
Commercial product and other revenue	5,707	2,167	10,403	3,773
Total	$26,145	$22,095	$76,562	$62,005

All revenue based on selling locations originated from the Company’s U.S. operations.
In addition to the disaggregated revenue information provided above, approximately 67% and 61% of total net sales for the nine months ended June 30, 2026 and 2025, respectively, was recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized at a point in time.
Contract Balances
The following table contains a roll forward of contract assets and contract liabilities for the nine months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Contract assets — beginning balance	$10,560	$10,745
Additional revenue recognized over-time	51,996	37,616
Less amounts billed to the customers	(50,712)	(35,680)
Contract assets — ending balance	$11,844	$12,681

	June 30, 2026	June 30, 2025
Contract liabilities — beginning balance	$1,784	$2,879
Payments received in advance of performance obligations	6,618	2,898
Performance obligations satisfied	(4,772)	(3,716)
Contract liabilities — ending balance	$3,630	$2,061
During the three and nine months ended June 30, 2026, the Company recognized revenues of approximately $94 and $751, respectively, that were included in contract liabilities at the beginning of fiscal year 2026. During the three and nine months ended June 30, 2025, the Company recognized revenues of approximately $2,050 and $3,716, respectively, that was included in contract liabilities at the beginning of fiscal year 2025.
Accounts receivable were $17,272 and $14,223 as of September 30, 2024 and June 30, 2025, respectively. There were certain contracts that met the criteria for loss recognition, a loss contract reserve of $555 and $325 was recorded as of June 30, 2026 and September 30, 2025, respectively.
Remaining performance obligations
As of June 30, 2026, the Company has $164,160 of remaining performance obligations, of which $99,184 are anticipated to be complete within the next 12 months, and the remaining thereafter.
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
The Company may be subject to late shipping charges under certain customer arrangements if delivery timelines are not met. As of June 30, 2026, the Company has not accrued any amounts related to such potential charges, as the likelihood of incurring material penalties is not considered probable. The Company will continue to monitor this matter and will record an accrual if and when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.
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
The Company is evaluating the notices and the related lawsuit, validating the violations alleged therein, and, to the extent applicable, determining the extent of remediation efforts that may be required in connection therewith. The Company has engaged an environmental consultant to assist with potential remediation requirements, as well as estimating potential fines, penalties and legal costs. While the Company records reserves for legal disputes and regulatory matters in accordance to U.S. GAAP, the ultimate resolution of such matters are inherently uncertain, and actual results may differ significantly from current estimates. During the quarter ended June 30, 2026, the Company settled one of the notices for $65. Based on the information currently available the Company has recorded an accrual of $175 for its estimated remaining contingent liabilities, which is included within accrued liabilities as of June 30, 2026. The Company recognized expense of $20 and $412 related to these matters during the three months and nine months ended June 30, 2026.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net sales	$26,145	$22,095	$76,562	$62,005
Less:
Cost of goods sold	22,723	16,200	62,290	53,612
Selling, general and administrative expenses	3,100	2,635	8,731	7,826
Other¹	362	(42)	1,140	1,009
Income (Loss) from continuing operations	$(40)	$3,302	$4,401	$(442)
¹ Other items include gain on disposal of operating assets, interest expense, foreign currency exchange (gain) loss, other expense, net, and income tax (benefit) expense.
12.Subsequent Events
The Company has evaluated subsequent events through August 10, 2026, the date the financial statements were available to be issued, and has determined that the following subsequent events require disclosure in the financial statements.
Subsequent to June 30, 2026, the Company repaid in full the outstanding $1,950 term loan under its Loan Agreement. The repayment, which occurred in July 2026, resulted in the extinguishment of the Company's term loan obligation. In connection with the repayment, the Company incurred a $39 prepayment penalty and wrote off approximately $28 of unamortized deferred financing costs associated with the term loan. These amounts will be recorded as a loss on extinguishment of debt in the other expense (income), net line on the consolidated condensed statements of operations for the fourth quarter of fiscal 2026.

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
Backlog of Orders
SIFCO’s total backlog as of June 30, 2026 was $164.2 million, compared with total backlog of $130.4 million as of June 30, 2025. Orders may be subject to modification or cancellation by the customer with limited charges. Recovery in the aerospace markets was the primary contributor to the increased bookings. Backlog information may not be indicative of future sales.

Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025
Net Sales
Net sales comparative information for the third quarter of fiscal 2026 and 2025 is as follows:

(Dollars in millions)	Three Months Ended June 30,		Increase/ (Decrease)
	2026	2025
Aerospace components for:
Fixed wing aircraft	$12.7	$13.2	$(0.5)
Rotorcraft	7.6	5.2	2.4
Commercial space	0.1	1.2	(1.1)
Energy components for power generation units	—	0.3	(0.3)
Commercial product and other revenue	5.7	2.2	3.5
Total	$26.1	$22.1	$4.0
Net sales for the third quarter of fiscal 2026 increased $4.0 million to $26.1 million, compared with $22.1 million in the comparable period of fiscal 2025. The increase is driven by higher production volumes and favorable pricing, partially offset by the impact of customer-supplied raw materials. Under these arrangements, the Company does not recognize revenue for materials provided by customers, resulting in lower reported net sales relative to comparable programs utilizing company-procured materials. Fixed wing sales decreased $0.5 million compared with the same period last year, primarily due to timing across most programs. Rotorcraft sales increased compared with the same period last year primarily due to the timing of orders for V-22 Osprey and UH-60 Black Hawk programs. Commercial space products decreased by $1.1 million due to timing of orders in the commercial space market. Net sales for the energy components for power generation units decreased by $0.3 million, primarily due to lower customer demand. Commercial products and other revenue increased $3.5 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 26.7% and 73.3%, respectively, of total net sales in the third quarter of fiscal 2026, compared with 39.3% and 60.7%, respectively, in the comparable period in fiscal 2025. Commercial net sales decreased $1.7 million to $7.0 million in the third quarter of fiscal 2026, compared with $8.7 million in the comparable period of fiscal 2025, primarily due to reduced procurement of components the Company provides for the power generation and commercial space market partially offset by higher demand in the commercial aerospace market. Military net sales increased by $5.7 million to $19.1 million in the third quarter of fiscal 2026, compared with $13.4 million in the comparable period of fiscal 2025, primarily due to increased demand across multiple programs, such as munitions, V-22 Osprey and UH-60 Black Hawk.
Cost of Goods Sold
Cost of goods sold (“COGS”) increased by $6.5 million, or 40.3%, to $22.7 million, or 86.9% of net sales, during the third quarter of fiscal 2026, compared with $16.2 million, or 73.3% of net sales, in the comparable period of fiscal 2025. The increase is primarily as a result of higher sales volume and a $3.2 million increase in LIFO expense resulting from higher inventory costs and increased purchases. In addition, COGS in the prior year third quarter was reduced by a $2.4 million Employee Retention Credit (“ERC”) benefit that did not recur in the current period and included a LIFO benefit of $0.4 million.
Gross Profit
Gross profit decreased by $2.5 million to $3.4 million in the third quarter of fiscal 2026, compared with $5.9 million gross profit in the comparable period of fiscal 2025. The prior year period included a $2.4 million ERC benefit recognized within COGS. Excluding the impact of the ERC benefit, gross profit would have decreased by $0.1 million. Higher sales volume, improved pricing, a more favorable customer and product mix, including increased volumes on higher-margin programs, and improved overhead absorption resulting from higher production volumes substantially offset the unfavorable impact of a $3.2 million increase in LIFO expense.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $3.1 million, or 11.9% of net sales, during the third quarter of fiscal 2026, compared with $2.6 million, or 11.9% of net sales, in the comparable period of fiscal 2025. The increase is primarily driven by $0.5 million in incentive compensation accruals.

Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreements in the third quarter of fiscal 2026 and 2025:

(Dollars in millions)	Weighted Average Interest Rate Three Months Ended June 30,		Weighted Average Outstanding Balance Three Months Ended June 30,
	2026	2025	2026	2025
Revolving credit agreement	11.2%	9.9%	$6.4	$10.0
Term loan	9.4%	10.1%	$2.1	$2.7
Other debt	7.8%	2.3%	$0.2	$0.4
The revolving credit agreement weighted average interest rate for the three months ended reflects the impact of a provision within the Company's Loan Agreement that requires interest be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As average borrowings during the period were below threshold, the Company incurred interest expense in amounts in excess of the actual debt outstanding. As a result, the Company's effective interest rate was higher than would be expected based solely on the stated contractual rates applied to its outstanding borrowings. Excluding the impact to this provision, the Company's effective interest rate for the period would have been approximately 9.5%, compared to the reported rate of 11.2%. The impact of this provision may continue in future periods to the extent that outstanding borrowings remain below the specified minimum level.
Income Taxes
The Company’s effective tax rate through the third quarter of fiscal 2026 was (122.2)%, compared with 1.2% for the same period of fiscal 2025. The change in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025 along with the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
The Company continues to maintain a full valuation allowance against its U.S. deferred tax assets. It is reasonably possible that, if the Company continues to generate sufficient U.S. taxable income, all or a portion of the valuation allowance could be released within the next 12 months.
Income (Loss) from Continuing Operations
Loss from continuing operations was nominal during the third quarter of fiscal 2026, compared with income of $3.3 million in the comparable period of fiscal 2025. The prior period included a net benefit of $2.7 million related to the ERC. The change in results was primarily attributable to the factors impacting gross profit discussed above.
Nine Months Ended June 30, 2026 compared with Nine Months Ended June 30, 2025
Net Sales
Net sales comparative information for the first nine months of fiscal 2026 and 2025 is as follows:

(Dollars in millions)	Nine Months Ended June 30,		Increase/ (Decrease)
	2026	2025
Aerospace components for:
Fixed wing aircraft	$39.5	$40.4	$(0.9)
Rotorcraft	24.1	11.5	12.6
Commercial space	2.1	4.3	(2.2)
Energy components for power generation units	0.5	2.0	(1.5)
Commercial product and other revenue	10.4	3.8	6.6
Total	$76.6	$62.0	$14.6
Net sales for the first nine months of fiscal 2026 increased $14.6 million to $76.6 million, compared with $62.0 million in the comparable period of fiscal 2025. The increase was primarily driven by higher volumes in military programs, partially offset by declines in certain commercial markets. Fixed wing sales decreased $0.9 million compared with the same period last year due to program timing. Rotorcraft sales increased $12.6 million compared with the same period last year primarily due to the timing of orders in the V-22 Osprey and UH-60 Black Hawk programs. Commercial space products decreased by $2.2 million year-over-

year due to reduced procurement activity, including one specific customer scaling back orders to manage excess inventory. Net sales for the energy components for power generation units decreased by $1.5 million due to lower customer demand. Commercial products and other revenue increased $6.6 million compared with the same period last year mostly due to the timing of orders related to munitions programs.
Commercial net sales and military net sales were 31.5% and 68.5%, respectively, of total net sales in the first nine months of fiscal 2026, compared with 45.4% and 54.6%, respectively, in the comparable period in fiscal 2025. Commercial net sales decreased $4.1 million to $24.1 million in the first nine months of fiscal 2026, compared with $28.2 million in the comparable period of fiscal 2025, reflecting reduced demand in commercial space market and reduced procurement of components the Company provides for the power generation market. Military net sales increased by $18.7 million to $52.5 million in the first nine months of fiscal 2026, compared with $33.8 million in the comparable period of fiscal 2025, primarily due to timing of munitions orders, increased demand and pricing across most programs.
Cost of Goods Sold
COGS increased by $8.7 million, or 16.2%, to $62.3 million, or 81.4% of net sales, during the first nine months of fiscal 2026, compared with $53.6 million, or 86.5% of net sales, in the comparable period of fiscal 2025. The increase in COGS was primarily attributable to higher production and sales volumes and a $4.4 million increase in LIFO expense resulting from higher inventory costs and increased purchases. As a percentage of net sales, COGS decreased, reflecting improved overhead absorption on higher volumes, pricing actions, and an increase of customer supplied material. Prior year included a $2.4 million ERC benefit in COGS which was not repeated in the current year.
Gross Profit
Gross profit increased $5.9 million to $14.3 million in the first nine months of fiscal 2026, compared with $8.4 million gross profit in the comparable period of fiscal 2025. The prior year period included a $2.4 million ERC benefit recognized within COGS. Excluding the impact of the ERC benefit, gross profit would have increased by $8.3 million. The increase was primarily driven by higher sales volumes, favorable product mix, and improved pricing, partially offset by LIFO expense noted above. Gross margin also increased, reflecting the benefit of these factors, as well as improved cost absorption and impact of cost drivers noted above.
Selling, General and Administrative Expenses
SG&A expenses were $8.7 million, or 11.4% of net sales, during the first nine months of fiscal 2026, compared with $7.8 million, or 12.6% of net sales, in the comparable period of fiscal 2025. The increase in SG&A expenses was primarily driven $0.7 million increase in incentive compensation and $0.4 million related to environmental reserve and associated legal and professional fees as discussed in Note 10 — Commitments and Contingencies of the notes to unaudited consolidated condensed financial statements.
Interest Expense, Net
The following table sets forth the weighted average interest rates and weighted average outstanding balances under the Company’s debt agreement in the first nine months of both fiscal 2026 and 2025:

(Dollars in millions)	Weighted Average Interest Rate Nine Months Ended June 30,		Weighted Average Outstanding Balance Nine Months Ended June 30,
	2026	2025	2026	2025
Revolving credit agreement	13.9%	9.7%	$5.4	$11.7
Term loan	9.5%	10.2%	$2.2	$2.6
Other debt	13.5%	4.3%	$0.2	$0.4
Interest expense for the nine months ended reflects the impact of a provision within the Company's Loan Agreement that requires interest be calculated on a specified minimum borrowing level, regardless of actual outstanding borrowings. As average borrowings during the period were below threshold, the Company incurred interest expense in amounts in excess of the actual debt outstanding. As a result, the Company's effective interest rate was higher than would be expected based solely on the stated contractual rates applied to its outstanding borrowings. Excluding the impact to this provision, the Company's effective interest rate for the period would have been approximately 9.8%, compared to the reported rate of 13.9%. The impact of this provision may continue in future periods to the extent that outstanding borrowings remain below the specified minimum level.
Income Taxes
The Company’s effective tax rate through the first nine months of fiscal 2026 was 2.7%, compared with (37.2)% for the same period of fiscal 2025. The change in the effective rate was primarily attributable to changes in jurisdictional mix of income in fiscal 2026 compared with the same period of fiscal 2025, as well as the Company's transition from a pre-tax loss to a pre-tax income position. The effective tax rate differs from the U.S. federal statutory rate due primarily to the valuation allowance against the Company’s U.S. deferred tax assets and income in foreign jurisdictions that are taxed at different rates than the U.S. statutory tax rate.
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
Income (Loss) from Continuing Operations
Income from continuing operations was $4.4 million during the first nine months of fiscal 2026, compared with a loss of $0.4 million in the comparable period of fiscal 2025 is due to higher sales volumes and gross margin improvements as referenced above. The prior year net loss includes a net benefit of $2.7 million related to ERC that did not repeat in the current period.
B.Liquidity and Capital Resources
Cash and cash equivalents were $0.1 million and $0.5 million as of June 30, 2026 and September 30, 2025, respectively. A nominal amount of the Company’s cash and cash equivalents were in the possession of its non-U.S. holding company subsidiary, and certain distributions from which to the Company may be subject to adverse tax consequences.
Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, fulfilling obligations under our loan agreements, and other general corporate needs. Historically, the main sources of liquidity of the Company have been cash flows from operations and borrowings under our debt agreements. As of June 30, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The Company's primary cash requirements consist of obligations related to outstanding debt and lease payments, operating and capital purchase commitments, and contributions to our defined benefit and contribution plans. These requirements are expected to be funded through a combination of cash on hand, cash generated from operations, and availability under the Company's credit facilities. For additional information regarding the Company’s contractual obligations, including leases and noncancellable purchase commitments, see Note 11 — Leases and Note 12 — Commitments and Contingencies of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (the “2025 Annual Report”). Additionally, refer to Note 9 — Retirement Benefit Plans of the Notes to Consolidated Financial Statements in the Company’s 2025 Annual Report for more information related to the Company’s pension and defined contribution plans.
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
Operating Activities
Net cash provided by operating activities was $3.4 million for the first nine months of fiscal 2026, compared to net cash used of $0.6 million in the first nine months of fiscal 2025. The increase was primarily driven by improved operating results, with net income of $4.4 million compared to a net loss of $0.4 million in the prior year period. Non-cash adjustments included $4.4 million of LIFO expense and $3.1 million of depreciation and amortization in the current period, partially offset by a $0.7 million decrease in related inventory valuation accounts. Changes in working capital resulted in a net use of cash of approximately $8.3 million during the period. This use was primarily driven by increases in operating assets, including a $9.6 million increase in inventories, $3.0 million increase in accounts receivable, and a $1.3 million increase in contract assets, reflecting higher business activity and the timing of billings and production. These uses were partially offset by increases in operating liabilities, including a $3.1 million in accounts payable and $1.8 million increase in contract liabilities, reflecting the timing of customer advance payments, timing of raw material receipts and vendor disbursements.
In contrast, during the nine months of fiscal 2025, operating activities used $0.6 million of cash, primarily due to net loss of $0.4 million, partially offset by of $3.9 million depreciation and amortization and $0.5 million related to inventory valuation accounts. Changes in working capital resulted in a net use in cash, primarily driven by decreases in accounts payable and accrued liabilities due to timing of payments, partially offset by a decrease in accounts receivable, reflecting the timing of customer receipts and billings.
Investing Activities
During the first nine months of fiscal 2026 and 2025, cash used for investing activities was $0.5 million and $0.3 million, respectively, attributable to capital expenditures. Capital commitments as of June 30, 2026 were $0.6 million. The Company anticipates that the remaining fiscal 2026 capital expenditures will be within the range of $0.5 million to $0.7 million and will relate principally to the further enhancement of production and product offering capabilities and drive operating cost reductions.
Financing Activities
Cash used for financing activities was $3.7 million in the first nine months of fiscal 2026, compared with $13.4 million in the first nine months of fiscal 2025. The year-over-year decrease in cash used for financing was primarily related to lower repayments on debt obligations during fiscal 2026 versus prior year included the refinancing of debt.
Refer to Note 5 — Debt of the notes to unaudited consolidated condensed financial statements for details regarding our financing activities during the nine months ended June 30, 2026.
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
C.Recent Accounting Standards
ASU 2024-01 was adopted during the nine months ended June 30, 2026. Refer to Note 1 — Summary of Significant Accounting Policies for further detail. Additionally, the Company’s significant accounting policies and procedures are explained in the Management’s Discussion and Analysis section of the Company’s 2025 Annual Report.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company's management, under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2026 (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
*101
The following financial information from SIFCO Industries, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 10, 2026, formatted in XBRL includes: (i) Consolidated Condensed Statements of Operations for the fiscal periods ended June 30, 2026 and 2025, (ii) Consolidated Condensed Statements of Comprehensive Income for the fiscal periods ended June 30, 2026 and 2025, (iii) Consolidated Condensed Balance Sheets as of June 30, 2026 and September 30, 2025, (iv) Consolidated Condensed Statements of Cash Flow for the fiscal periods ended June 30, 2026 and 2025, (iv) Consolidated Condensed Statements of Shareholders’ Equity for the periods June 30, 2026 and 2025, and (v) the Notes to the Consolidated Condensed Financial Statements.

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

SIFCO Industries, Inc.
(Registrant)

August 10, 2026	/s/ George Scherff
George Scherff
Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	/s/ Eric B. Shultz
Eric B. Shultz
Chief Financial Officer
(Principal Financial Officer)